Form 10-K
period 2013-12-31
TUTOR PERINI Corp
filed 2014-02-24
CIK 77543

FORM 10-K

United States Securities and Exchange Commission

Washington, DC 20549

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2013.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                 -to-                          .

Commission File No. 1-6314

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $685,752,880 as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 19, 2014 was 48,421,467.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TUTOR PERINI CORPORATION

2013 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

General

Tutor Perini Corporation, formerly known as Perini Corporation, was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. Tutor Perini Corporation and its consolidated subsidiaries (“Tutor Perini,” “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction company, based on revenues, as ranked by Engineering News-Record (“ENR”), offering diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world.

We and our predecessors have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing, and heating, ventilation and air conditioning (HVAC).

During 2013, we performed work on more than 1,500 construction projects. Our corporate headquarters are in Sylmar, California, and we have various other principal office locations throughout the United States and certain U.S. territories (see Item 2. Properties for a listing of our major facilities). Our common stock is listed on the New York Stock Exchange under the symbol “TPC”. We are incorporated under the laws of the Commonwealth of Massachusetts.

Our business is conducted through four basic segments: Civil, Building, Specialty Contractors, and Management Services, as described below in the “Business Segment Overview”.

Historically, we have been recognized as one of the leading building contractors in the United States as evidenced by our performance on several of the largest hospitality and gaming projects, including Project CityCenter and the Cosmopolitan Casino and Resort, and large transportation projects such as the McCarran International Airport Terminal 3 in Las Vegas, Nevada. In 2008, we embarked upon a strategy to better align our business to pursue markets with higher profitability margins and with the best long-term growth potential, while maintaining our presence as a leading contractor in the general building market. In September 2008, we completed a merger with Tutor-Saliba Corporation (“Tutor-Saliba”) to provide us with enhanced opportunities for growth not available to us on a stand-alone basis through increased size, scale, and management capabilities, complementary assets and expertise, particularly Tutor-Saliba’s expertise in civil projects, immediate access to multiple geographic regions, and increased ability to compete for a large number of projects, particularly in the civil construction segment due to an increased bonding capacity. The success of the Tutor-Saliba merger and the execution of the Company’s strategy to focus on acquiring higher-margin building and civil public work are best illustrated by the dramatic growth we have experienced in our Civil segment. Despite the economic challenges associated with state and local funding over the past several years, our Civil segment’s backlog, revenue, and income from construction operations have more than quadrupled since 2008.

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

Traditionally, our Civil segment customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. Our financial strength and outstanding record of performance on challenging civil works projects often enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious design-build, or DBOM (design-build-operate-maintain) contracts, which combine the nation’s top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects. In its 2013 rankings, ENR ranked us as the nation’s second largest contractor in the airports market, third largest in the bridge market, sixth largest domestic contractor in heavy construction, seventh largest in wastewater treatment plants, eighth largest in the transportation market, ninth largest in sewerage and solid waste, and tenth largest in mass transit.

We believe the Civil segment provides significant opportunities for growth due to the age and condition of existing infrastructure coupled with large government funding sources aimed at the replacement and repair of aging U.S. infrastructure and popular, often bipartisan, support from voters for infrastructure improvement programs. Funding for major civil infrastructure projects is typically provided through a combination of local, regional, state, and/or federal loans, grants, and other direct allocations sourced through tax revenues and bonds. The Federal Highway Trust Fund provides funding for certain transportation projects. Some large civil projects also benefit from funding provided through alternative sources, such as public-private partnerships.

We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed or are currently working on some of the most significant civil construction projects in the United States. For example, we are currently working on the first segment of the California High-Speed Rail project; the Alaskan Way Viaduct Replacement (SR-99 bored tunnel) project in Seattle, Washington; the Third Street Light Rail — Central Subway project in San Francisco, California; the Caldecott Tunnel Fourth Bore project near Oakland, California; the Queens Plaza substation project in Queens, New York; the rehabilitation of the Verrazano-Narrows Bridge in New York; the I-5 Antlers

Bridge replacement in Shasta County, California; the New Irvington Tunnel in Fremont, California; the Harold Structures mass transit project in Queens, New York; and the construction of express toll lanes along I-95 in Maryland. We have also completed work on the John F. Kennedy International Airport runway widening project in Queens, New York; the runway paving project at Andrews AFB in Maryland; and various segments of the Greenwich Street corridor project in New York City.

In recent years, we have significantly expanded our Civil segment through a number of acquisitions. In June 2011, we acquired Frontier-Kemper, a heavy civil contractor which builds tunnels for highways, railroads, subways, rapid transit systems as well as shafts and other facilities for water supply and wastewater transport. It also develops and equips mines with innovative hoisting, elevator and vertical conveyance systems for the mining industry. In July 2011, we acquired Lunda, a heavy civil contractor engaged in the construction, rehabilitation and maintenance of bridges, railroads, and other civil structures in the Midwest and throughout the United States. In August 2011, we acquired Becho, a contractor specializing in drilling, foundation, and excavation support for shoring, bridges, piers, roads and highway projects primarily in the southwestern United States. We believe that the Company has benefitted through these acquisitions by allowing us to expand our geographic presence, enhance our civil construction capabilities and add experienced management with a proven, successful track record.

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

In its 2013 rankings, ENR ranked us as the tenth largest general building contractor in the United States. Within the general building category, we were ranked as the largest builder in the entertainment facilities market, seventh largest in the sports market, and eighth largest in commercial offices. We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion could result in significant loss of revenues for the customer.

We have been awarded and have recently completed, or are currently working on, large public works and private building projects across a wide array of building end markets including transportation, healthcare and entertainment, among others, including the South Tower (“Tower C”) at Hudson Yards and the George Washington Bridge Bus Station redevelopment, both in New York City; the Graton Rancheria Resort and Casino in Rohnert Park, California; a new academic building at the State University of New York in Brooklyn; the McCarran International Airport Terminal 3 in Las Vegas, Nevada; the Pennsylvania Convention Center in Philadelphia, Pennsylvania; Kaiser Hospital Buildings in San Leandro and Redwood City, California, and courthouses in San Bernardino, California and Broward County, Florida. As a result of our reputation and track record, we were awarded and have completed contracts for several marquee projects in the hospitality and gaming market, including the Resorts World New York Casino at Aqueduct Racetrack in Jamaica, New York, and Project CityCenter, The Cosmopolitan Resort and Casino, the Wynn Encore Hotel and the Planet Hollywood Tower, all in Las Vegas, Nevada. These projects span a wide array of building end markets, and they illustrate our Building segment’s resume of performance on large-scale public and private projects.

Over the past several years, we have supported our Building segment’s book of business through strategic acquisitions. In January 2009, we acquired Keating Building Company (“Keating”), a construction management and design-build company with expertise in both private and public works building projects. The acquisition of Keating enabled us to expand our building construction market presence in the eastern half of the United States, including the northeast and mid-Atlantic regions. In April 2011, we acquired Anderson

Companies (now named “Roy Anderson Corp.”), which provides general contracting, design-build, preconstruction, and construction management services to its public and private customers throughout the southeastern United States and has expertise in hospitality and gaming, commercial, government, healthcare, industrial and educational facilities. We believe that the Company has benefitted through these acquisitions by strengthening our positions in the eastern and southeastern United States, and we believe that our national resources and strong resume of notable projects will enable future growth potential for these companies on large, complex building projects going forward.

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

Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and fire protection systems and pneumatically placed concrete for a full range of civil, building and management services construction projects in the industrial, commercial, hospitality and gaming, and mass transit end markets, among others. We were ranked in 2013 by ENR as the largest specialty contractor in the New York region and the seventh largest specialty contractor nationwide.

Our Specialty Contractors segment has been awarded, has recently completed work on, or is currently working on the World Trade Center for the Port Authority of New York and New Jersey in New York City; two signal system modernization projects in New York City; and the new hospital at the University of Texas Southwestern Medical Center. This segment has also supported several large public works projects in our Building and Civil segments, including the Alaskan Way Viaduct Replacement (SR-99 bored tunnel) project in Seattle, Washington; the McCarran International Airport Terminal 3 in Las Vegas, Nevada; the Resorts World New York Casino at Aqueduct Racetrack in Jamaica, New York; various segments of the Greenwich Street Corridor project in New York City; the Caldecott Tunnel Fourth Bore project near Oakland, California; the New Irvington Tunnel in Fremont, California and several marquee projects in the hospitality and gaming market, including Project CityCenter, The Cosmopolitan Resort and Casino, and the Planet Hollywood Tower, all in Las Vegas, Nevada.

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

•                  Fisk covers many of the major commercial, transportation and industrial electrical construction markets in southwestern and southeastern United States locations with the ability to cover other attractive markets nationwide. Fisk’s expertise is in the design and development of electrical and technology systems for major projects spanning a broad variety of project types, including: commercial office buildings, sports arenas, hospitals, research laboratories, hospitality and casinos, convention centers, and industrial facilities.

•                  Superior specializes in pneumatically placed structural concrete utilized in infrastructure projects such as bridges, dams, tunnels and retaining walls.

Management Services Segment

Our Management Services segment provides diversified construction and design-build services to the U.S. military and government agencies, as well as to surety companies and multi-national corporations in the United States and overseas. Our ability to plan and execute rapid-response assignments and multi-year contracts through our diversified construction and design-build capabilities provides us with a competitive edge. Based on superior past performance, we have been selected for and are currently participating in eleven multi-year indefinite delivery/indefinite quantity (ID/IQ) construction programs for the U.S. Departments of Defense, State, Interior, and Homeland Security. We have been chosen by the federal government for significant projects related to defense and international development reconstruction projects in Iraq, Afghanistan, Haiti, and Guam. For example, we have completed in excess of two million square feet of overhead coverage protection projects throughout Iraq and a housing complex and helicopter maintenance facility for the U.S. Government. In addition, we completed work on the design and construction of four military bases in Afghanistan for the Afghan National Army, and we are working on electrical infrastructure improvements in Afghanistan and recently completed electrical infrastructure improvements in Haiti.

We believe we are well-positioned to capture additional management services projects that involve long-term contracts and provide a recurring source of revenues as the U.S government continues significant expenditures for defense and homeland security given the sustained global threat of terrorism, as well as for international development programs that improve livelihoods, promote governance and democratic states, and bolster diplomatic relations. Black Construction, one of our subsidiaries and the largest contractor on the island of Guam, is expected to generate a portion of its future revenues from the construction of facilities associated with the planned expansion of the United States military’s presence in Guam.

Markets and Customers

Our construction services are targeted toward end markets that are diversified across project types, customer characteristics and geographic locations.

Revenues by business segment for fiscal years 2013, 2012 and 2011 are set forth below:

	Revenues by Business Segment
	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Civil	$1,345,818	$1,248,281	$885,245
Building	1,470,219	1,467,910	1,825,468
Specialty Contractors	1,182,277	1,183,037	802,460
Management Services	177,358	212,243	203,144
Total	$4,175,672	$4,111,471	$3,716,317

Revenues by end market for the Civil segment for fiscal years 2013, 2012 and 2011 are set forth below:

	Civil Segment Revenues by End Market
	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Bridges	$501,867	$548,641	$303,114
Mass Transit	364,148	217,292	263,018
Highways	211,316	228,652	150,684
Other	268,487	253,696	168,429
Total	$1,345,818	$1,248,281	$885,245

Revenues by end market for the Building segment for fiscal years 2013, 2012 and 2011 are set forth below:

	Building Segment Revenues by End Market
	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Hospitality and Gaming	$376,620	$238,915	$604,420
Healthcare Facilities	296,294	346,379	282,026
Education Facilities	280,684	190,968	223,253
Municipal and Government	253,246	137,628	123,159
Industrial Buildings	34,802	286,677	142,502
Mass Transit	10,754	10,909	201,507
Other	217,819	256,434	248,601
Total	$1,470,219	$1,467,910	$1,825,468

Revenues by end market for the Specialty Contractors segment for fiscal years 2013, 2012 and 2011 are set forth below:

	Specialty Contractors Segment
	Revenues by End Market
	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Industrial Buildings	$212,438	$201,987	$104,350
Mass Transit	174,778	203,242	76,459
Office Buildings	137,189	189,447	138,777
Condominiums	133,916	91,151	2,288
Education Facilities	123,910	94,463	46,737
Hospitality and Gaming	69,327	22,104	121,301
Municipal and Government	39,621	103,193	44,607
Other	291,098	277,450	267,941
Total	$1,182,277	$1,183,037	$802,460

Revenues by end market for the Management Services segment for fiscal years 2013, 2012 and 2011 are set forth below:

	Management Services Segment
	Revenues by End Market
	Year Ended December 31,
	2013	2012	2011
	(in thousands)
U.S. Government Services	$135,656	$146,991	$155,012
Surety and Other	41,702	65,252	48,132
Total	$177,358	$212,243	$203,144

We provide our services to a broad range of private and public customers. The allocation of our revenues by customer source for fiscal years 2013, 2012 and 2011 is set forth below:

	Revenues by Customer Source
	Year Ended December 31,
	2013	2012	2011

State and Local Governments	60%	53%	40%
Private Owners	35%	41%	50%
Federal Government Agencies	5%	6%	10%
	100%	100%	100%

State and Local Governments. We derived approximately 60% of our revenues from state and local government customers during 2013. Our state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our building construction services for state and local government customers have included correctional facilities, schools and dormitories, healthcare facilities, convention centers, parking structures and municipal buildings. Our civil contracting and building construction services are in locations throughout the country.

Private Owners. We derived approximately 35% of our revenues from private customers during 2013. Our private customers include major hospitality and gaming resort owners, Native American sovereign nations, public corporations, private developers, healthcare companies and private universities. We provide services to our private customers through negotiated contract arrangements as well as through competitive bids.

Federal Government Agencies. We derived approximately 5% of our revenues from federal government agencies during 2013. These agencies have included the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers, and the U.S. Air Force. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our expanding base of experience and relationships with federal agencies, together with anticipated stable expenditure trend for defense and security-related reconstruction work primarily due to the ongoing threats of terrorism.

Most federal, state, and local government contracts contain provisions which permit the termination of contracts, in whole or in part, for the convenience of the government, among other reasons.

For additional information on customers, markets, measures of profit or loss, and total assets, both U.S and foreign, see Note 13 — Business Segments of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules.

Backlog

We include a construction project in our backlog at such time as a contract is awarded, or a letter of commitment is obtained and adequate construction funding is in place. As a result, we believe the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material effect on us.

Backlog is summarized below by business segment as of December 31, 2013 and 2012:

	Backlog by Business Segment
	December 31,
	2013		2012
	(dollars in thousands)

Civil	$3,437,600	49%	$1,774,063	32%
Building	1,654,438	24%	1,964,902	35%
Specialty Contractors	1,661,144	24%	1,507,251	27%
Management Services	201,105	3%	357,408	6%
Total	$6,954,287	100%	$5,603,624	100%

We estimate that approximately $3.4 billion, or 49.5%, of our backlog at December 31, 2013 will be recognized as revenue in 2014.

Backlog by end market for the Civil segment as of December 31, 2013 and 2012 is set forth below:

	Civil Segment Backlog by End Market
	December 31,
	2013		2012
	(dollars in thousands)
Mass Transit	$1,623,729	48%	$362,713	20%
Bridges	1,041,856	30%	811,886	46%
Mixed Use	425,717	12%	—	0%
Highways	252,918	7%	438,095	25%
Other	93,380	3%	161,369	9%
Total	$3,437,600	100%	$1,774,063	100%

Backlog by end market for the Building segment as of December 31, 2013 and 2012 is set forth below:

	Building Segment Backlog by End Market
	December 31,
	2013		2012
	(dollars in thousands)
Municipal and Government	$610,212	37%	$860,099	44%
Education Facilities	444,110	27%	356,405	18%
Mixed Use	238,756	15%	—	0%
Mass Transit	127,390	8%	53,838	3%
Healthcare Facilities	74,890	5%	269,976	14%
Hospitality and Gaming	40,621	2%	319,327	16%
Other	118,459	6%	105,257	5%
Total	$1,654,438	100%	$1,964,902	100%

Backlog by end market for the Specialty Contractors segment as of December 31, 2013 and 2012 is set forth below:

	Specialty Contractors Segment Backlog by End Market
	December 31,
	2013		2012
	(dollars in thousands)
Mass Transit	$469,099	28%	$553,510	36%
Education Facilities	290,517	17%	174,785	11%
Industrial Buildings	204,126	12%	159,880	11%
Condominiums	110,823	7%	72,217	5%
Office Buildings	101,799	6%	147,604	10%
Wastewater Treatment	65,475	4%	134,185	9%
Healthcare Facilities	49,008	3%	103,400	7%
Hospitality and Gaming	34,829	2%	73,301	5%
Other	335,468	21%	88,369	6%
Total	$1,661,144	100%	$1,507,251	100%

Backlog by end market for the Management Services segment as of December 31, 2013 and 2012 is set forth below:

	Management Services Segment Backlog by End Market
	December 31,
	2013		2012
	(dollars in thousands)
U.S. Government Services	$127,442	63%	$339,625	95%
Surety and Other	73,663	37%	17,783	5%
Total	$201,105	100%	$357,408	100%

We continue to see a significant shift in the mix of our customers from private to state and local government agencies along with an increased share of Civil segment’s contributions to revenues and operating profits over the past three years. We intend to continue focusing on increasing our share of higher margin public works projects and vertically integrating our specialty contracting capabilities to further enhance our consolidated operating margins, as well as continuing to capture our share of large private building work on an opportunistic basis.

Competition

The construction industry is highly competitive and the markets in which we compete include numerous competitors. In the small to mid-size work that we have targeted, we have continued to experience strong pricing competition from our competitors. However, the majority of the work that we target is for larger, more complex projects where the number of active market participants is smaller because of the capabilities required to perform the work. As a result, on these larger projects we face fewer competitors, as smaller contractors are unable to effectively compete or are unable to secure bonding to support large projects.

In our Civil segment, we compete principally with large civil construction firms including Alberici Corp., American Infrastructure, Inc., Dragados USA, Flatiron Construction Corp., Fluor Corp., Granite Construction, Kiewit Corp., Skanska USA, SNC-Lavalin Group, Inc., Sterling Construction Co., Traylor Bros., Inc., and The Walsh Group. In certain end markets of the Building segment, such as hospitality and gaming and healthcare, we are one of the largest providers of construction services in the United States. In our Building segment, we compete with a variety of national and regional contractors. Our primary competitors are Balfour Beatty Construction, Clark Construction Group, DPR Construction, Gilbane, Inc., Hensel Phelps Construction Co., Hunt Construction Group, McCarthy Building Companies, Inc., Skanska USA, Tishman Construction, Turner Construction Co., The Walsh Group and The Whiting-Turner Contracting Co. In our Specialty Contractors segment, we compete principally with Bergelectric Corp., Comfort Systems USA, E-J Electric Installation Co., EMCOR Group, KSW Mechanical Services, Inc., MC Dean, Inc., Primoris Services Corp., Rosendin Electric, Inc., and Zwicker Electric Co., Inc. In our Management Services segment, we compete principally with national engineering and construction firms such as CH2M Hill, Inc., Fluor Corp., Hensel Phelps Construction Co., KBR, Shaw Group (now part of Chicago Bridge & Iron Co.), and URS Corp. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record, schedule control and delivery, risk management and quality of work are key factors in customers awarding contracts across our end markets.

Types of Contracts and The Contract Process

Types of Contracts

The general contracting and management services we provide consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. We provide these services by entering into traditional general contracting arrangements, such as fixed price, guaranteed maximum price, and cost plus fee contracts. These contract types and the risks generally inherent therein are discussed below:

•                  Fixed price (FP) contracts, which include fixed unit price contracts, are generally used in competitively bid public civil, building, and specialty construction projects and generally commit the contractor to provide all of the resources required to complete a project for a fixed sum or at fixed unit prices. Usually FP contracts transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. FP contracts represent a significant portion of our publicly bid civil construction projects. We also perform publicly bid building and specialty construction projects and certain task order contracts for U.S. government agencies in our Management Services segment under FP contracts.

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

Historically, a high percentage of our contracts have been of the GMP and FP type. As a result of increasing opportunities in public works civil and building markets, combined with our increased resume of notable projects and expertise and the execution of our acquisition strategy, FP contracts have accounted for an increasing portion of our revenues since 2008 and are expected to continue to represent a sizeable percentage of both total revenues and backlog. The composition of revenues and backlog by type of contract for fiscal years 2013, 2012 and 2011 is as follows:

	Revenues for the
	Year Ended December 31,
	2013	2012	2011

Cost Plus, GMP	37%	39%	49%
FP	63%	61%	51%
	100%	100%	100%

	Backlog as of
	December 31,
	2013	2012

Cost Plus, GMP	24%	28%
FP	76%	72%
	100%	100%

The Contract Process

We identify potential projects from a variety of sources, including from advertisements by federal, state and local government agencies, through the efforts of our business development personnel and through meetings with other participants in the construction industry, such as architects and engineers. After determining which projects are available, we make a decision on which projects to pursue based on factors such as project size, duration, availability of personnel, current backlog, competitive advantages and disadvantages, prior experience, contracting agency or owner, source of project funding, geographic location and type of contract.

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

Our estimating process typically involves three phases. Initially, we perform a detailed review of the plans and specifications, summarize the various types of work involved and related estimated quantities, determine the project duration or schedule, and highlight the unique aspects of and risks associated with the project. After the initial review, we decide whether to continue to pursue the project. If we elect to pursue the project, we perform the second phase of the estimating process, which consists of estimating the cost and availability of labor, material, equipment, subcontractors and the project team required to complete the project on time and in accordance with the plans and specifications. The final phase consists of a detailed review of the estimate by management including, among other things, assumptions regarding cost, approach, means and methods, productivity and risk. After the final review of the cost estimate, management adds an amount for profit to arrive at the total bid amount.

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

During the ordinary course of most projects, the customer, and sometimes the contractor, initiate modifications or changes to the original contract to reflect, among other things, changes in specifications or design, construction method or manner of performance, facilities, equipment, materials, site conditions and period for completion of the work. Generally, the scope and price of these modifications are documented in a “change order” to the original contract and are reviewed, approved and paid in accordance with the normal change order provisions of the contract.

Often a contract requires us to perform extra, or change order, work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved and funded by the customer. Also, unapproved change orders, contract disputes or claims result in costs being incurred by us that cannot be billed currently and, therefore, are reflected as “costs and estimated earnings in excess of billings” in our Consolidated Balance Sheets. See Note 1 — Description of Business and Summary of Significant Accounting Policies, under the section entitled Method of Accounting for Contracts, of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

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

Our civil, building and management services contracts generally involve work durations in excess of one year. Revenue from our contracts in process is generally recorded under the percentage of completion contract accounting method. For a more detailed discussion of our policy in these areas, see Note 1 — Description of Business and Summary of Significant Accounting Policies, under the section entitled Method of Accounting for Contracts, of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules.

Construction Costs

While our business may experience some adverse consequences if shortages develop or if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On our fixed price contracts, we attempt to insulate ourselves from the unfavorable effects of inflation by incorporating escalating wage and price assumptions, where appropriate, into our construction cost estimates and by obtaining firm fixed price quotes from major subcontractors and material suppliers at the time of the bid period, and when possible, by purchasing required materials early in the project schedule. Construction and other materials used in our construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Construction work in selected overseas areas primarily employs expatriate and local labor which can usually be obtained as required.

Environmental Matters

Our properties and operations are subject to federal, state and municipal laws and regulations relating to the protection of the environment, including requirements for water discharges, air emissions, the use, management and disposal of solid or hazardous materials or wastes and the cleanup of contamination. For example, we must apply water or chemicals to reduce dust on road construction projects and to contain contaminants in stormwater runoff at construction sites. In certain circumstances, we may also be required to hire subcontractors to dispose of hazardous materials encountered on a project in accordance with a plan approved in advance by the owner. We believe that we are in substantial compliance with all applicable laws and regulations and we continually evaluate whether we must take additional steps to ensure compliance with environmental laws; however, future requirements or amendments to current laws or regulations imposing more stringent requirements could require us to incur additional costs to maintain or achieve compliance.

In addition, some environmental laws, such as the U.S. federal “Superfund” law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who generated waste at, or sent waste to, these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own, or where we worked as a contractor in the past, and we have incurred costs for investigation or remediation of hazardous substances. We believe that our liability for these sites will not be material, either individually or in the aggregate, and have pollution liability insurance available for such matters. We believe that we have minimal exposure to environmental liability because we generally carry insurance or receive indemnification from customers to cover the risks associated with the remediation business.

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

As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance. We have surety arrangements with several sureties. We also require many of our higher-risk subcontractors to provide surety bonds as security for their performance. Historically, we also have purchased contract default insurance on certain construction projects to insure against the risk of subcontractor default as opposed to having subcontractors provide traditional payment and performance bonds. In 2008, we formed PCR Insurance Company, a wholly owned subsidiary, to consolidate the risk under our various insurance policies utilizing deductible reimbursement policies issued by PCR Insurance Company, for each of our subsidiaries’ contractor default insurance, auto liability, general liability and workers’ compensation insurance exposure. PCR Insurance Company provides high deductible insurance coverage and reinsurance to other business units. The formation of PCR Insurance Company has allowed us to take advantage of favorable tax opportunities, and to centralize our claims and risk management functions, thus reducing claims and insurance-related costs.

Employees

The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. Our average number of full-time equivalent employees during 2013 was 9,679, and our total number of employees at December 31, 2013 was 10,206. The decrease in the average from 10,085 in 2012 to 9,679 in 2013 is primarily due to normal fluctuation in job timing.

We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us. As of December 31, 2013, approximately 7,450 of our total of 10,206 employees were union employees. During the past several years, we have not experienced any significant work stoppages caused by our union employees.

Available Information

Our website address is http://www.tutorperini.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge on our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we have electronically filed such materials with, or furnished them to, the United States Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC Headquarters, Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy, information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. Also available on our website are our Code of Business Conduct and Ethics, Corporate Governance Guidelines, the charters of the Committees of our Board of Directors and reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers.

ITEM 1A. RISK FACTORS

We are subject to a number of known and unknown risks and uncertainties that could materially adversely affect our operations. Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. These risks could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not fully realize the revenue value reported in our backlog.

As of December 31, 2013, our backlog of uncompleted construction work was approximately $7.0 billion. We include a construction project in our backlog at such time as a contract is awarded, or a letter of commitment is obtained and adequate construction funding is in place. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which could reduce, potentially to a material extent, the revenues and profits realized. If a customer cancels a project, we may be reimbursed for certain costs and profit thereon but typically have no contractual right to the total revenues reflected in our backlog. Significant cancellations or delays of projects in our backlog could have a material effect on future revenues, profits, and cash flows.

Current economic conditions could adversely affect our operations.

The deterioration of economic and financial market conditions in the United States and overseas throughout 2009-2012, including severe disruptions in the credit markets, could continue to adversely affect our results of operations in future periods. Although economic conditions in the United States have generally improved in 2013, continued demand uncertainty in various parts of the country, particularly for new commercial building developments or renovations to existing infrastructure, combined with continued tightness in the financial and credit markets, has made it difficult for some customers, including certain private owners and state and local governments, to obtain adequate financing to fund new construction projects on satisfactory terms or at all. These financing difficulties may significantly increase the rate at which our customers defer, delay, or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Any ongoing instability or worsening conditions in the financial and credit markets could also impact a customer’s ability to pay us on a timely basis, or at all, for work on projects already under construction in accordance with the contract terms. Customer financing may be subject to periodic renewals and extensions of credit by the lender. As credit markets remain tight and challenging economic conditions persist, lenders may be unwilling to continue renewing or extending credit to a customer. Such deferral, delay or cancellation of credit by the lender could impact the customer’s ability to pay us, which could have an adverse impact on our future operating results. A significant portion of our operations are concentrated in California and New York. As a result, we are more susceptible to fluctuations caused by adverse economic or other conditions in these regions compared to others.

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

With regard to infrastructure and other public works spending, civil construction markets are dependent on the amount of infrastructure work funded by various government agencies which, in turn, depends on the condition of the existing infrastructure, the need for new or expanded infrastructure, and federal, state or local government spending levels. A slowdown in economic activity in any of the markets that we serve may result in less spending on public works projects. In addition, a decrease or delay in government funding of infrastructure projects or delays in the sale of voter-approved bonds could decrease the number of civil construction projects available and limit our ability to obtain new contracts, which could reduce revenues within our Civil segment. In addition, budget shortfalls and credit rating downgrades in states in which the Company is involved in significant infrastructure projects and any long-term impairment in the ability of state and local governments to finance construction projects by raising capital in the municipal bond market could curtail or delay the funding of future projects. Our Building segment is also involved in significant public works construction projects including healthcare facilities, educational facilities, and municipal and government facilities primarily in California and the southeastern United States. These projects also are dependent upon funding by various federal, state and local government agencies. A decrease in government funding of public healthcare and education facilities, particularly in those regions, could decrease the number and/or size of construction projects available and limit our ability to obtain new contracts in these markets, which could reduce our revenues and earnings.

Economic, political and other risks and the level of U.S. Government funding associated with our international operations could adversely affect our revenues and earnings.

We derived approximately 4% or $175.3 million of revenues and approximately $12.3 million of income from construction operations for the year ended December 31, 2013 from our work on projects located outside of the United States, including projects in Iraq, Afghanistan, Haiti, and Guam. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including: political risks, risks of loss due to civil disturbances, guerilla activities and insurrection; acts of terrorism and acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenues and income from construction operations in key international markets.

With regard to the U.S. Government’s funding of construction projects in Iraq, Afghanistan, Haiti, and Guam, the United States federal government has approved various spending bills for the reconstruction and defense of Iraq and Afghanistan and has allocated significant funds to the defense of United States interests around the world from the threat of terrorism. The United States federal government has also approved funds for development in conjunction with the relocation of military personnel into Guam. A decrease in government funding of these projects, whether due to the continued reduction of troops, support personnel, and outside contractors from Afghanistan or as a result of other factors, would decrease the number of projects available to us and limit our ability to obtain new contracts in this area.

Competition for new project awards is intense and our failure to compete effectively could reduce our market share and profits.

New project awards are often determined through either a competitive bid basis or on a negotiated basis. Bid or negotiated contracts with public or private owners are generally awarded based upon price, but oftentimes take into account other factors, such as technical approach and/or qualifications, shorter project schedules, or our record of past performance on similar projects completed. Within our industry, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we do. As a result, we may need to accept lower contract margins or more fixed price or unit price contracts in order for us to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with the customer. If we are unable to compete successfully in such markets, our relative market share and profits could be reduced.

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

Our ability to execute and perform on our contracts in backlog depends in large part upon our ability to hire and retain highly skilled personnel, including project and construction management. In addition, our construction projects require significant trade labor resources, such as carpenters, masons and other skilled workers, as well as certain specialty subcontractor skills. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors necessary to execute and perform on our contract backlog, we may experience delays in completing projects in accordance with project schedules, which may have a material effect on our financial results and harm our reputation. Further, the increased demand for personnel and specialty subcontractors may result in higher than expected costs, which could cause us to exceed the budget on a project. This, in turn, may have a material effect on our results of operations and harm our relationships with our customers. In addition, if we lack the personnel and specialty subcontractors necessary to perform on our current contract backlog, we may find it necessary to curtail our pursuit of new projects. Although this risk has been somewhat mitigated through the specialty contracting capabilities which we acquired in 2011, we still rely significantly on external specialty subcontractors to perform our projects.

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

Weather can significantly affect our revenues and profitability.

Our ability to perform work is significantly affected by weather conditions such as precipitation and temperature. Changes in weather conditions can cause delays and otherwise significantly affect our project costs. The impact of weather conditions can result in variability in our revenues and profitability.

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

Construction and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On many sites, we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to, our employees, as well as expose ourselves to possible litigation. Despite having invested significant resources in safety programs, a serious accident may nonetheless occur on one of our worksites. As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects or customers, and could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures by our partners.

As part of our business, we enter into joint venture arrangements typically to jointly bid on and execute particular projects, thereby reducing our financial or operational risk with respect to such projects. Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations. We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, reduce our profit on a project or, in some cases, result in a loss.

We are subject to significant legal proceedings which, if determined adversely to us, could harm our reputation, preclude us from bidding on future projects and/or have a material effect on us. We also may invest significant working capital on projects while legal proceedings are being settled.

We are involved in various lawsuits, including the legal proceedings described under Item 3. Legal Proceedings. Litigation is inherently uncertain and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates regarding potential outcomes of legal proceedings in order to determine an appropriate charge to income and contingent liabilities. Estimating and recording future outcomes of litigation proceedings requires us to make significant judgments and assumptions about the future, which are inherently subject to risks and uncertainties. If the final recovery turns out to be materially less favorable than our estimates, we would have to record the related liability, which may include losses from money owed pursuant to an unfavorable judgment as well as losses based on the failure to receive an anticipated judgment for sums in our favor, and fund the payment of the judgment and, if such adverse judgment is significant, it could have a material adverse effect on us. Legal proceedings resulting in judgments or findings against us may harm our reputation and prospects for future contract awards. We occasionally bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material effect on our liquidity and financial results.

Our contracts require us to perform extra, or change order, work, which can result in disputes and adversely affect our working capital, profits and cash flows.

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

Also, unapproved change orders, contract disputes or claims cause us to incur costs that cannot be billed currently and therefore may be reflected as “costs and estimated earnings in excess of billings” in our balance sheet. See Note1 — Description of Business and Summary of Significant Accounting Policies, under the section entitled Method of Accounting for Contracts of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules. To the extent our actual recoveries with respect to unapproved change orders, contract disputes or claims are lower than our estimates, the amount of any shortfall will reduce our revenues and the amount of costs and estimated earnings in excess of billings recorded on our balance sheet, and could have a material effect on our working capital, results of operations and cash flows. Additionally, as we include unapproved change orders in our estimates of revenues and costs to complete a project, our profitability may be diluted via the percentage-of- completion method of accounting for contract revenues. Any delay caused by the extra work may also adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

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

During 2011 we completed an acquisition strategy, in which we acquired Superior Gunite, Fisk, Anderson, Frontier- Kemper, Lunda, WDF, FSE, Nagelbush and Becho over a period of 10 months. To the extent that we experience unforeseen difficulties in completing the integration of these acquisitions, we may also have difficulty achieving our operating, strategic and financial objectives.

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

We generally enter into three principal types of contracts with our customers: fixed price contracts, guaranteed maximum price contracts and cost plus fee contracts. We derive a significant portion of our Civil, Specialty Contractors and Management Services segment revenues and backlog from fixed price contracts.

•                  Fixed price contracts require us to perform the contract for a fixed price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully control our costs to avoid cost overruns and successfully negotiate change orders for out of scope work.

•                  Guaranteed maximum price contracts provide for a cost plus fee arrangement up to a maximum agreed- upon price. These contracts also place the risk on us for cost overruns that exceed the guaranteed maximum price.

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

Our defined benefit pension plan and our supplemental retirement plan are non-contributory pension plans covering many of our employees. Benefits under these plans were frozen as of June 1, 2004. As of December 31, 2013, these plans were underfunded by approximately $22.6 million. We are required to make cash contributions to our pension and supplemental retirement plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plans’ actuaries. During 2013, we contributed $3.5 million in cash to our defined benefit pension plan and supplemental retirement plan. The amount of our future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to these plans in the future may vary significantly. See Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations- in the section entitled Critical Accounting Policies.

In connection with mergers and acquisitions, we have recorded goodwill and other intangible assets that could become impaired and adversely affect our operating results. Assessing whether impairment has occurred requires us to make significant judgments and assumptions about the future, which are inherently subject to risks and uncertainties, and if actual events turn out to be materially less favorable than the judgments we make and the assumptions we use, we may be required to record additional impairments in the future.

We had approximately $691.5 million of goodwill and intangible assets recorded on our Consolidated Balance Sheet at December 31, 2013. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. We test goodwill and intangible assets for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events or circumstances change which suggest that the goodwill or intangible assets should be evaluated. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in the fair value of our goodwill and intangible assets and would require us to further evaluate whether impairment has occurred. If we determine that there has been an impairment (meaning that carrying value exceeds fair value), we would be required to write down the carrying value by the amount of the excess (which would represent the impaired portion of these assets).

Impairment assessment inherently involves management judgments as to the assumptions used to project amounts included in the valuation process and as to anticipated future market conditions and their potential effect on future performance. Changes in assumptions or estimates can materially affect the determination of fair value. If we determine, based on our assumptions, judgments, estimates and projections, that no impairment exists as of a specific date, and if future events turn out to be materially less favorable than what we assumed or estimated in assessing fair value when we tested for impairment, we may be required at a future date (either as part of a subsequent annual evaluation or on an interim basis) to re-evaluate fair value and to recognize an impairment at that time and write down the carrying value of our goodwill and/or intangible assets. If we were required to write down all or a significant part of our goodwill and intangible assets in future periods, our net earnings and equity could be materially and adversely affected.

The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our segments. If our operating segments cannot obtain, or we determine at a later date that we no longer expect them to obtain, the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge. There can be no assurances that our operating segments will be able to achieve our estimated levels of profitability. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing. These factors include, but are not limited to, (i) renewed deterioration in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; (vi) a significant adverse change in legal factors or in the overall business climate; (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting units; and (viii) the resolution of legal proceedings resulting in judgments less favorable than our estimates. Given these and other factors, we cannot be certain that goodwill impairment will not be required during future periods.

Based on our annual review of our goodwill and intangible assets, which we performed in the fourth quarter of 2013, we concluded that no impairment had occurred. To the extent that the value of the goodwill or other intangible assets becomes impaired in the future, we will be required to incur non-cash charges relating to the impairment and recognized them in our Consolidated Statement of Operations.

Conflicts of interest may arise involving certain of our directors.

We have engaged in joint ventures, primarily in civil construction, with O&G Industries, Inc., a Connecticut corporation, whose Vice Chairman is Raymond R. Oneglia, one of our directors. In accordance with the Company’s policy, the terms of this joint venture and any of our joint ventures with any affiliate have been and will continue to be subject to review and approval by our Audit Committee. As in any joint venture, we could have disagreements with our joint venture partner over the operation of a joint venture, or a joint venture could be involved in disputes with third parties, where we may or may not have a conflict of interest with our joint venture partner. These relationships also may create conflicts of interest with respect to new business and other corporate opportunities.

Ronald N. Tutor’s ownership interest in the Company, along with his management position and his right to designate nominees to serve as members of our Board of Directors, provides him with significant influence over corporate matters and may make a third party’s acquisition of the Company (or its stock or assets) more difficult.

As of December 31, 2013, Mr. Tutor and two trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 17.2% of the outstanding shares of our common stock. In addition, Mr. Tutor is the chairman and chief executive officer of the Company and has the right to designate one nominee for election as a member of the Company’s Board of Directors so long as the Tutor Group owns at least 11.25% of the outstanding shares of the Company’s common stock. As of the date of this Form 10-K, there are ten current directors, one of whom was appointed by Mr. Tutor in November 2013. Mr. Tutor will be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or its assets. This concentration of ownership and influence in management and Board decision-making also could harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

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

We currently have and expect to continue to have a substantial amount of indebtedness. As of December 31, 2013, we had a total debt of $733.9 million, consisting of $298.5 million of senior unsecured notes (net of unamortized debt discount of $1.5 million) (the “Senior Notes”), $135.0 million of outstanding borrowings on a revolving credit basis (the “Revolving Facility”), a $200 million term loan (the “Term Loan”) which has been paid down to $115.0 million at December 31, 2013, and $185.4 million of other debt. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

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

In addition, our revolving credit facility limits our ability to incur indebtedness from other sources without the consent of our lenders. Our revolving credit facility contains financial covenants that require us to maintain minimum net worth, minimum liquidity, minimum fixed charge coverage and maximum leverage ratios. Our ability to borrow funds for any purpose is dependent upon satisfying these tests.

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

•                  merge, consolidate or transfer or dispose of substantially all of their assets; or

•                  engage in certain transactions with affiliates.

If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in these agreements, an event of default could occur. An event of default, if not waived by our lenders, could result in an acceleration of any outstanding indebtedness, causing such debt to become immediately due and payable. If such acceleration occurs, we may not be able to repay such indebtedness on a timely basis. Since indebtedness under our revolving credit facility and Senior Notes is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets. In the event of a foreclosure, we would be unable to conduct our business and may be forced to discontinue ongoing operations.

Funds associated with auction rate securities may not be liquid or readily available.

As discussed in Note 3 — Fair Value Measurements of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules, our investment securities primarily consist of auction rate securities which are not currently liquid or readily available to convert to cash. As of both December 31, 2013 and 2012, we held $46.3 million in auction rate securities. In conjunction with our estimates of fair value at December 31, 2011, we deemed our investment in auction rate securities to be impaired by $4.8 million in 2011. These impairment charges were deemed to be other-than-temporary, thereby resulting in charges to income. In 2013 and 2012, we did not deem any of our auction rate securities to be impaired. However, the settlement of three securities in 2012 resulted in a realized loss of $2.7 million. If the auction rate securities market continues to remain relatively illiquid, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other-than-temporary, it would result in additional impairment charges being recognized in our Consolidated Statements of Operations, which could be material and which could adversely affect our financial results. In addition, the lack of liquidity associated with these investments may require us to access our revolving credit facility until some or all of our auction rate securities are liquidated.

We retain a certain level risk for workers’ compensation, general liability, automobile liability and subcontractor default insurance. Therefore, large losses, associated with several insurable events, could adversely affect our operating results.

We are responsible for a portion of our claims exposure resulting from workers’ compensation, general liability, automobile liability and certain events of subcontractor default. We maintain insurance coverage with licensed insurance carriers which limits our aggregate exposure to excessive loss experience in a given policy year. We accrue currently for estimated incurred losses and expenses, and periodically evaluate and adjust our claims accrued liability to reflect our experience. However, if excessive loss experience should occur in a policy year or years, ultimate results may differ materially from our estimates, which could adversely affect our operating results and cash flow. Although we believe the level of our insurance coverage should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Also, there are some types of losses such as from hurricanes, terrorism, wars, or earthquakes where insurance is limited and/or not economically justifiable. If an uninsured loss occurs, it could adversely affect our operating results and cash flow.

Changes to our information systems as well as any loss, breach of security, disruption, unexpected data or our inability to implement new systems, could have a material adverse effect on our business.

We rely on proven third-party software from Oracle, Microsoft and Meridian to run critical accounting, project management and financial information systems. These software solutions are well established in the marketplace and have strong internal and certified partner support networks. However, if software vendors decide to discontinue further development, integration or long-term software maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. These disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties used in our construction operations primarily consist of office space within general, commercial office buildings in major cities as well as storage yards for our construction equipment. We believe our properties are well maintained, in good condition, adequate and suitable for our purposes.

Our major facilities are in the following locations:

		Owned or		Approximate
		Leased by	Approximate	Square Feet of
Principal Offices	Business Segment(s)	Tutor Perini	Acres	Office Space
Framingham, MA	Management Services	Owned	9	104,000
Henderson, NV	Building	Owned	4	58,000
Ozone Park, NY	Specialty Contractors	Leased	1	50,000
Sylmar, CA	Corporate	Leased	—	46,000
Jessup, MD	Civil	Owned	9	46,000
Redwood City, CA	Building	Leased	—	45,000
Philadelphia, PA	Building	Leased	—	34,000
Bronx, NY	Specialty Contractors	Leased	—	29,000
Gulfport, MS	Building	Owned	—	28,000
Houston, TX	Specialty Contractors	Owned	—	28,000
Mount Vernon, NY	Specialty Contractors	Leased	—	27,000
Barrigada, Guam	Management Services	Owned	4	27,000
Sylmar, CA	Specialty Contractors	Owned	—	24,000
Las Vegas, NV	Specialty Contractors	Leased	—	24,000
New Rochelle, NY	Civil	Owned	1	22,000
Peekskill, NY	Civil	Owned	5	21,000
Ft. Lauderdale, FL	Building	Leased	—	18,000
Evansville, IN	Civil	Owned	—	11,000
Lakeview Terrace, CA	Specialty Contractors	Leased	2	11,000
Black River Falls, WI	Civil	Owned	2	8,000
Bronx, NY	Specialty Contractors	Leased	—	8,000
Ft. Lauderdale, FL	Specialty Contractors	Leased	—	7,000
			37	676,000

Principal Permanent
Storage Yards
Fontana, CA	Building and Civil	Leased	33
Jackson County, WI	Civil	Owned	26
Evansville, IN	Civil	Owned	15
Barrigada, Guam	Management Services	Owned	13
Jessup, MD	Civil	Owned	7
Stockton, CA	Building	Owned	7
Houston, TX	Specialty Contractors	Leased	7
New Windsor, NY	Civil	Leased	1
Framingham, MA	Management Services	Owned	1
Folcroft, PA	Building	Leased	1
Mount Vernon, NY	Specialty Contractors	Leased	1
			112

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings are set forth in our financial statement schedules in Part IV, Item 15 of this Annual Report and are incorporated herein by reference. See Note 9 — Contingencies and Commitments of Notes to Consolidated Financial Statements of Part IV, Item 15. Exhibits and Financial Statement Schedules.

ITEM 4. MINE SAFETY DISCLOSURES

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not act as the owner of any mines. However, we may be treated as acting as a mining operator as defined under the Mine Act because we are an independent contractor performing services or construction of such mine. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 Regulation S-K is included in Exhibit 95. For 2013, revenues from mine construction services were less than $100 million.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “TPC”. In 2009, we changed our name to Tutor Perini Corporation from Perini Corporation and accordingly changed our symbol from “PCR” to “TPC”. The quarterly market high and low sales prices for our common stock in 2013 and 2012 are summarized below:

	2013		2012
	High	Low	High	Low
Market Price Range per Common Share:
Quarter Ended
March 31	$19.38	$13.70	$17.49	$12.50
June 30	$19.28	$15.47	$16.04	$10.64
September 30	$21.53	$18.02	$13.34	$9.21
December 31	$26.44	$20.08	$14.81	$9.88

Holders

At February 19, 2014, there were 601 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

Dividends

On October 25, 2010 our Board of Directors declared a special cash dividend of $1.00 per share of common stock. The dividend was paid on November 12, 2010 to stockholders of record on November 4, 2010. Prior to the special cash dividend paid in 2010, we had not paid any cash dividends on our common stock since 1990, and we currently have no future plans to pay cash dividends. Our revolving facility and senior unsecured notes also restrict us from making dividend payments. See Note 5 — Financial Commitments of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statements Schedules.

Securities Authorized for Issuance Under Equity Compensation Plans

For a description of our equity compensation plan, see Note 11 — Stock-Based Compensation of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

Issuer Purchases of Equity Securities

There were no repurchases by the Company of its equity securities during the three months ended December 31, 2013.

Issuance of Unregistered Securities

None.

Performance Graph

The performance graph required by this Item 5 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2013.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the independent auditors’ report thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of Tutor Perini Corporation. Backlog and new business awarded are not measures defined in accounting principles generally accepted in the United States (“U.S. GAAP”) and have not been derived from audited consolidated financial statements. In conjunction with our 2011 reorganization, we have restated comparative prior period information for the reorganized reportable segments in each of the revenue and backlog tabular disclosures below. We have also restated comparative prior period results to allocate intersegment eliminations of revenues into the applicable Civil, Building or Management Services segments to which the Specialty Contractors segment has provided services.

	Year Ended December 31,
	2013	2012	2011 (1)	2010 (2)	2009 (3)
	(In thousands, except per share data)
OPERATING SUMMARY
Revenues:
Civil	$1,345,818	$1,248,281	$885,245	$667,129	$361,507
Building	1,470,219	1,467,910	1,825,468	2,223,515	4,284,020
Specialty Contractors	1,182,277	1,183,037	802,460	112,860	201,087
Management Services	177,358	212,243	203,144	195,706	305,352
Total	4,175,672	4,111,471	3,716,317	3,199,210	5,151,966
Cost of Operations	3,708,768	3,696,339	3,320,976	2,861,362	4,763,919
Gross Profit	466,904	415,132	395,341	337,848	388,047
General and Administrative Expenses	263,082	260,369	226,965	165,536	176,504
Goodwill and Intangible Asset Impairment (4)	—	376,574	—	—	—
Income (Loss) From Construction Operations	203,822	(221,811)	168,376	172,312	211,543
Other (Expense) Income, Net	(18,575)	(1,857)	4,421	(2,280)	1,098
Interest Expense	(45,632)	(44,174)	(35,750)	(10,564)	(7,501)
Income (Loss) Before Income Taxes	139,615	(267,842)	137,047	159,468	205,140
(Provision) Benefit for Income Taxes	(52,319)	2,442	(50,899)	(55,968)	(68,079)
Net Income (Loss)	$87,296	$(265,400)	$86,148	$103,500	$137,061

Income (Loss) Available to Common Stockholders	$87,296	$(265,400)	$86,148	$103,500	$137,061

Earnings (Loss) Per Share of Common Stock:
Basic	$1.82	$(5.59)	$1.82	$2.15	$2.82
Diluted	$1.80	$(5.59)	$1.80	$2.13	$2.79

Cash Dividend Paid Per Common Share	$—	$—	$—	$1.00	$—
Book Value Per Common Share	$25.76	$24.05	$29.58	$27.88	$26.54

Weighted Average Common Shares Outstanding:
Basic	47,851	47,470	47,226	48,111	48,525
Diluted	48,589	47,470	47,890	48,649	49,084

	Year Ended December 31,
	2013	2012	2011 (1)	2010 (2)	2009 (3)
	(In thousands, except ratios)
FINANCIAL POSITION SUMMARY

Working Capital	$787,434	$747,577	$556,800	$592,928	$303,118

Current Ratio	1.61x	1.61x	1.40x	1.61x	1.23x

Debt	733,884	737,090	672,507	395,684	116,105

Stockholders’ Equity	1,247,535	1,143,864	1,399,827	1,312,994	1,288,426

Ratio of Debt to Equity	.59x	.64x	.48x	.30x	.09x

Total Assets	$3,397,438	$3,296,410	$3,613,127	$2,779,220	$2,820,654

OTHER DATA

Backlog at Year End (5)	$6,954,287	$5,603,624	$6,108,277	$4,284,290	$4,310,191

New Business Awarded (6)	$5,526,335	$3,606,818	$5,540,304	$3,173,309	$2,786,256

(1)                     Includes the results of Fisk, Anderson, Frontier-Kemper, Lunda, WDF, FSE, Nagelbush and Becho as each was acquired during 2011. See Note 2 — Mergers and Acquisitions of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

(2)                      Includes the results of Superior Gunite, acquired November 1, 2010.

(3)                      Includes the results of Keating, acquired January 15, 2009.

(4)                     Represents goodwill and intangible assets impairment charge of $376.6 million in 2012. See Note 4  Goodwill and other Intangible Assets of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

(5)                     A construction project is included in our backlog at such time as a contract is awarded, or a letter of commitment is obtained and adequate construction funding is in place. Backlog is not a measure defined in U.S. GAAP, and our backlog may not be comparable to the backlog of other companies. Management uses backlog to assist in forecasting future results.

(6)                     New business awarded consists of the original contract price of projects added to our backlog in accordance with Note (5) above plus or minus subsequent changes to the estimated total contract price of existing contracts. For 2011 and 2010, this category also includes approximately $2.6 billion of backlog obtained through acquisitions. Management uses new business awarded to assist in forecasting future results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our construction business is conducted through four basic segments or operations: Civil, Building, Specialty Contractors and Management Services. Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities, primarily in the western, midwestern, northeastern and mid-Atlantic United States. Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets. Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and fire protection systems and pneumatically placed concrete for a full range of civil, building and management services construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others. Our Management Services segment provides diversified construction and design-build services to the U.S. military and federal government agencies, as well as to surety companies and multi-national corporations in the United States and overseas.

The contracting and management services that we provide consist of general contracting, pre-construction planning and comprehensive management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing and HVAC. We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts. In our ordinary course of business, we enter into arrangements with other contractors, referred to as “joint ventures,” for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Generally, each joint venture participant is fully liable for the obligations of the joint venture.

We believe our leadership position as the contractor of choice for large, complex civil and building projects will support our long-term backlog growth. We have continued to experience increased contributions from our Civil segment consistent with our focus on obtaining higher-margin public works projects. We expect to continue to leverage our increased self-performance and schedule control capabilities to obtain additional large-scale Civil and Building awards. Our strong self-performance capabilities represent a unique competitive advantage. By self-performing certain specialized components of our projects when possible, we are able to capture profits that would otherwise be recognized by other contractors. We continue to capitalize on our leadership position as evidenced by our December 31, 2013 contract backlog of $7.0 billion, an increase of $1.4 billion from $5.6 billion as of December 31, 2012. In 2013, we received several significant new awards (discussed below, under Backlog Analysis for 2013) and we continue to have a large volume of pending awards, including (i) several additional phases of the Hudson Yards development project in New York; (ii) several mass transit and transportation projects in New York and on the east coast; and (iii) several condominium, mixed-use, hospitality and gaming, and retail building development projects primarily on the east coast.

As we entered into 2013, we experienced a high level of bidding activity, which subsequently translated into several large Civil contracts, including two major rail projects in California awarded around the middle of 2013. In addition, our work on the Hudson Yards project ramped up notably in 2013, including increased activity on construction of the South Tower (Tower C), as well as the award and start-up of two large Civil projects at the site. Future phases of the Hudson Yards project are expected to be awarded over the next one to three years. Our recently awarded large Civil projects have contract durations of approximately four to five years. Accordingly, we expect to realize the benefits of these projects over the next several years. Typically, in later stages of our projects, productivity increases are realized and claims and unapproved change orders, if any, are resolved. When projects are in later stages of completion, these changes may result in more significant impacts to profitability.

The following table sets forth our consolidated results of operations:

	Consolidated Results of Operations			% Change
	Year ended December 31,			Favorable (Unfavorable)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands)
Revenues	$4,175,672	$4,111,471	$3,716,317	1.6%	10.6%
Cost of operations	3,708,768	3,696,339	3,320,976	(0.3)%	(11.3)%
Gross profit	466,904	415,132	395,341	12.5%	5.0%
General and administrative expenses	263,082	260,369	226,965	(1.0)%	(14.7)%
Goodwill and intangible asset impairment	—	376,574	—
Income (loss) from construction operations	203,822	(221,811)	168,376	191.9%	(231.7)%
Other (expense) income, net	(18,575)	(1,857)	4,421	(900.3)%	(142.0)%
Interest expense	(45,632)	(44,174)	(35,750)	(3.3)%	(23.6)%
Income (loss) before income taxes	139,615	(267,842)	137,047	152.1%	(295.4)%
(Provision) benefit for income taxes	(52,319)	2,442	(50,899)	(2,242.5)%	104.8%
Net income (loss)	$87,296	$(265,400)	$86,148	132.9%	(408.1)%

	Consolidated Results of Operations
	Year ended December 31,
	2013	2012	2011
	(As a percentage of Revenues)
Revenues	100.0%	100.0%	100.0%
Cost of operations	88.8%	89.9%	89.4%
Gross profit	11.2%	10.1%	10.6%
General and administrative expenses	6.3%	6.3%	6.1%
Goodwill and intangible asset impairment	0.0%	9.2%	0.0%
Income (loss) from construction operations	4.9%	(5.4)%	4.5%
Other (expense) income, net	(0.4)%	0.0%	0.1%
Interest expense	(1.1)%	(1.1)%	(0.9)%
Income (loss) before income taxes	3.4%	(6.5)%	3.7%
(Provision) benefit for income taxes	(1.3)%	0.0%	(1.4)%
Net income (loss)	2.1%	(6.5)%	2.3%

Revenues were $4,175.7 million in 2013, as compared to $4,111.5 million in 2012 and $3,716.3 million in 2011. Income from construction operations was $203.8 million in 2013, as compared to loss from construction operations of $221.8 million in 2012 and income from construction operations of $168.4 million in 2011. In 2012, our loss from construction operations of $221.8 million was materially impacted by a $376.6 million goodwill and intangible asset impairment charge ($326.4 million after-tax), due primarily to a deterioration in broader market conditions, degradation in the timing of projected cash flows used to derive the fair value, and a sustained decrease in the Company’s stock price, causing its market capitalization to be substantially less than its carrying value. See additional discussion under Critical Accounting Policies below. Net income was $87.3 million in 2013, as compared to a net loss of $265.4 million in 2012 and net income of $86.1 million in 2011. Basic and diluted earnings per share were $1.82 and $1.80, respectively, in 2013, as compared to basic and diluted loss per share of $5.59 and $5.59, respectively, in 2012, and basic and diluted earnings per share of $1.82 and $1.80, respectively, in 2011. Excluding the $326.4 million after-tax goodwill and intangible asset impairment charge, the $3.0 million after-tax litigation provision relating to an adverse court decision, $3.6 million in discrete tax expense adjustments and a $2.7 million pre-tax loss on the sale of certain auction rate securities, net income and diluted earnings per share for 2012 were $70.3 million, and $1.46, respectively. Net income and diluted earnings per share excluding these adjustments are non-U.S. GAAP financial measures, which are discussed below and are reconciled to the most directly comparable U.S. GAAP measures.

Revenues increased by $64.2 million, or 1.6% during 2013. This increase was primarily driven by increased activity in certain hospitality and gaming projects in California, Arizona and Nevada as well as increased activity and the start-up of projects at Hudson Yards in New York. These increases were offset by reduced activity on large healthcare facility projects in northern California.

Income from construction operations increased by $425.6 million during 2013. This increase was primarily driven by the $376.6 million goodwill and intangible asset impairment charge discussed above. Excluding the impairment charge, income from construction operations increased by $49.1 million, or 31.7% during 2013. This increase was primarily driven by strong operating performance in our Civil group.

Other expense (income), net, was an expense of $18.6 million in 2013, an increase of $16.7 million compared to an expense of $1.9 million in 2012. This increase was primarily driven by increases to certain business acquisition related liabilities.

Interest expense increased by $1.5 million during 2013. This increase was primarily driven by increased draws on our revolving facilities.

The provision for income taxes increased by $54.8 million during 2013. The income tax benefit in 2012 includes the impact of a $50.2 million reduction in our provision for income taxes recorded due to the impairment charge discussed above.

At December 31, 2013, we had working capital of $787.4 million, a ratio of current assets to current liabilities of 1.61 to 1.00, and a ratio of debt to equity of 0.59 to 1.00 compared to working capital of $747.6 million, a ratio of current assets to current liabilities of 1.61 to 1.00, and a ratio of debt to equity of 0.64 to 1.00 at December 31, 2012. Our stockholders’ equity increased to $1.2 billion as of December 31, 2013 from $1.1 billion as of December 31, 2012.

Non-U.S. GAAP Measures

Our consolidated financial statements are presented based on U.S. GAAP. We sometimes use non-U.S. GAAP measures of income from operations, net income, earnings per share and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. We are providing these non-U.S. GAAP measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. For these reasons, management believes these non-U.S.GAAP measures can be useful operating performance measures to be considered by investors, prospective investors and others. These non-U.S. GAAP measures are not intended to replace the presentation of our financial results in accordance with U.S. GAAP, and they may not be comparable to other similarly titled measures of other companies.

The following table is a reconciliation of reported income (loss) from construction operations, net income (loss), and diluted earnings (loss) per share under U.S. GAAP to income from operations, net income and diluted earnings per share for the years ended December 31, 2013 and 2012, excluding discrete items. For the year ended December 31, 2012, included in discrete items is the impact of one-time expenses (benefits): (i) the $326.4 million after-tax impairment charge, (ii) the $3.0 million after-tax litigation provision relating to an adverse court decision, (iii) $3.6 million of discrete tax expense items related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified during the first quarter of 2012, and (iv) the $2.7 million realized loss on the sale of auction rate securities in the first quarter of 2012.

	Year ended Dec 31
(in thousands, except per share data)	2013	2012

Reported net income (loss)	$87,296	$(265,400)
Plus: Impairment charge	—	376,574
Less: Tax benefit provided on impairment charge	—	(50,158)
Plus: Litigation provision less tax benefit	—	2,980
Plus: Realized loss on sale of investments	—	2,699
Plus: Discrete tax adjustments	—	3,649
Net income, excluding discrete items	$87,296	$70,344

Reported diluted income (loss) per common share	$1.80	$(5.59)
Plus: Impairment charge, net of tax benefit	—	6.85
Plus: Litigation provision less tax benefit	—	0.06
Plus: Realized loss on sale of investments	—	0.06
Plus: Discrete tax adjustments	—	0.08
Diluted earnings per common share, excluding discrete items	$1.80	$1.46

Backlog Analysis for 2013

Our backlog of uncompleted construction work at December 31, 2013 was approximately $7.0 billion compared to $5.6 billion at December 31, 2012. During 2013, we booked a number of pending awards into backlog across each of our business segments and had significant adjustments to existing contracts. Significant new award bookings during 2013 included the $840 million San Francisco Central Subway project, our $511 million share of the joint venture California High-Speed Rail design-build project, the $510 million Hudson Yards platform project, our approximately $200 million share of a joint venture bridge superstructure project between Minnesota and Wisconsin, two Wisconsin highway construction contracts collectively valued at $191 million, a $143 million concrete package for the South Tower at Hudson Yards, the $133 million Amtrak Tunnel project at Hudson Yards, a $102 million bridge project in New York, and a $100 million bus station redevelopment project in New York. The strong increase in our overall backlog was partially offset by reduced backlog in our Building segment associated primarily with continued activity on existing healthcare, hospitality and gaming, and courthouse projects. We estimate that approximately $3.4 billion, or 49.5% of our backlog at December 31, 2013 will be recognized as revenue in 2014.

In addition to our existing backlog, we continue to have a significant volume of pending contract awards, including up to $3.7 billion in various future phases of the Hudson Yards project and various other contracts. We anticipate booking many of our pending awards into backlog over the next several quarters, and future phases of the Hudson Yards project over the next several years, as the contracts for these various projects are executed. We continue tracking several large-scale civil and building prospects for both public and private sector customers as we further leverage our self-performance and schedule control capabilities.

The following table provides an analysis of our backlog by business segment for the year ended December 31, 2013.

	Backlog at	New Business	Revenues	Backlog at
	December 31, 2012	Awarded (1)	Recognized in 2013	December 31, 2013
	(in millions)
Civil	$1,774.0	$3,009.4	$(1,345.8)	$3,437.6
Building	1,964.9	1,159.7	(1,470.2)	1,654.4
Specialty Contractors	1,507.3	1,336.1	(1,182.3)	1,661.1
Management Services	357.4	21.1	(177.4)	201.1
Total	$5,603.6	$5,526.3	$(4,175.7)	$6,954.2

(1) New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Critical Accounting Policies

Our accounting and financial reporting policies are in conformity with U.S. GAAP. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. Although our significant accounting policies are described in Note 1 — Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements.

Use of and Changes in Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our construction business involves making significant estimates and assumptions in the normal course of business relating to our contracts and our joint venture contracts due to, among other things, the one-of-a-kind nature of most of our projects, the long-term duration of our contract cycle and the type of contract utilized. Therefore, management believes that the “Method of Accounting for Contracts” is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1 — Description of Business and Summary of Significant Accounting Policies, under the section entitled (d) Use of and Changes in Estimates of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims (see Note 9 — Contingencies and Commitments of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules). Actual results could differ from these estimates and such differences could be material.

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

During the year ended December 31, 2013, our results of operations were impacted by a $13.8 million increase in the estimated recovery projected for a Building segment project due to changes in facts and circumstances that occurred during 2013. This change in estimate resulted in an increase of $13.8 million in income from construction operations, $8.6 million in net income and $0.18 in diluted earnings per common share during 2013.

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

Contracts vary in lengths and larger contracts can span over two to six years. At various stages of a contract’s life cycle, different types of changes in estimates are more typical. Generally during the early ramp up stage, cost estimates relating to purchases of materials and subcontractors are frequently subject to revisions. As a contract moves into the most productive phase of execution, change orders, project cost estimate revisions and claims are frequently the sources for changes in estimates. During the contract’s final phase, remaining estimated costs to complete or provisions for claims will be closed out and adjusted based on actual costs incurred. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Likewise, if the company’s overall project portfolio was to be at a later stage of completion during the reporting period, the overall gross margin could be subject to greater variability from changes in estimates.

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

Method of Accounting for Contracts — Revenues and profits from our contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated revenues for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount up to the costs incurred that are attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable. For a further discussion of unapproved change orders and claims, see Item 1. Business under the section entitled Types of Contracts and The Contract Process and Item 1A. Risk Factors. Profit from unapproved change orders and claims is recorded in the accounting period in which such amounts are resolved.

Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method. Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over contract billings to date. Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation. See Item 3. Legal Proceedings and Note 9 - Contingencies and Commitments of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules. The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. Costs and estimated earnings in excess of billings related to our contracts and joint venture contracts at December 31, 2013 is discussed above under “Use of and Changes in Estimates” and in Note 1 — Description of Business and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

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

We test goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The first step in the two-step process of the impairment analysis is to determine the fair value of the Company and each of its reporting units and compare the fair value of each reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step must be followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit that failed the first step and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of its reporting units, we utilize both an income-based valuation approach as well as a market-based valuation approach. The income-based valuation approach is based on the cash flows that the reporting unit expects to generate in the future and it requires us to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit in a discrete period, as well as determine the weighted-average cost of capital to be used as a discount rate and a terminal value growth rate for the non-discrete period. The market-based valuation approach to estimate the fair value of our reporting units utilizes industry multiples of revenues and operating earnings. We conclude on the fair value of the reporting units by assuming a 67% weighting on the income-based approach and a 33% weighing on the market-based valuation approach.

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

•                  Impact of low public float and limited trading activity:  A significant portion of our common stock is owned by our Chairman and CEO. As a result, the public float of our common stock, calculated as the percentage of shares of common stock freely traded by public investors divided by our total shares outstanding, is significantly lower than that of its publicly traded peers. This circumstance does not impact the fair value of the Company, however based on its evaluation of third party market data, we believe it does lead to an inherent marketability discount impacting its stock price.

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

•                  Cash flows generated from existing and new work awards; and

•                  Projected operating margins.

Weighted average cost of capital rates used to discount the projected cash flows are developed via the capital asset pricing model which is primarily based upon market inputs. We use discount rates that management feels are an accurate reflection of the risks associated with the forecasted cash flows of our respective reporting units.

To develop the cash flows generated from new work awards and future operating margins, we primarily track prospective work for each of our reporting units on a project-by-project basis as well as the estimated timing of when the work would be bid or prequalified, started and completed. We also give consideration to our relationships with the prospective owners, the pool of competitors that are capable of performing large, complex work, changes in business strategy and the Company’s history of success in winning new work in each reporting unit. With regard to operating margins, we give consideration to our historical reporting unit operating margins in the end markets that the prospective work opportunities are most significant, current market trends in recent new work procurement, and changes in business strategy.

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

Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit. Such changes in assumptions could be caused by:

•                  Terminations, suspensions, reductions in scope or delays in the start-up of the revenues and cash flows from backlog as well as the prospective work we track;

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

On a quarterly basis we consider whether events or changes in circumstances indicate that assets, including goodwill and intangible assets not subject to amortization might be impaired. In conjunction with this analysis, we evaluate whether our current market capitalization is less than our stockholders’ equity and specifically consider (1) changes in macroeconomic conditions, (2) changes in general economic conditions in the construction industry including any declines in market-dependent multiples, (3) cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows analyses, (4) a reconciliation of the implied control premium to a current market control premium, (5) target price assessments by third party analysts and (6) the impact of current market conditions on its forecast of future cash flows including consideration of specific projects in backlog, pending awards, or large prospect opportunities. We also evaluate our most recent assessment of the fair value for each of our reporting units, considering whether our current forecast of future cash flows is in line with those used in our annual impairment assessment and whether there are any significant changes in trends or any other material assumptions used.

As of December 31, 2013, we have concluded that we do not have an impairment of our goodwill or our indefinite-lived intangible assets and that the estimated fair value of each reporting unit exceeds its carrying value. See Note 4 — Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedule for additional goodwill disclosure.

Fair Value Measurements — Our investment in auction rate securities (“ARS”) is measured at fair value utilizing unobservable (Level 3) inputs. We have determined the estimated fair values of these securities utilizing an income approach valuation model, with consideration given to market-based valuation inputs such as current market conditions, including repayment status of student loans, credit market risk, market liquidity and macro-economic influences. In addition, we obtained an independent valuation of some of our auction rate security instruments and considered these valuations in determining the estimated fair values of the auction rate securities in our portfolio. Our analyses considered, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and estimates of the next time the security is expected to have a successful auction or return to full par value. See Note 1 — Description of Business and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules for a detailed discussion of the fair market value assessment of our investment in ARS.

At December 31, 2013 and 2012, the carrying value of our investment in auction rate securities approximated fair value.

The contingent consideration involved in the purchases of several of our recently acquired entities is also measured at fair value utilizing unobservable (Level 3) inputs. We estimate these fair values utilizing an income approach which is based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate. See Note 3 — Fair Value Measurements of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules for more information on our investment in ARS and contingent consideration.

Share-based Compensation - We have granted restricted stock units and stock options to certain employees and non- employee directors. We recognize share-based compensation expense net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award (which corresponds to the vesting period). Determining the appropriate fair value model and calculating the fair value of stock option awards requires the input of highly subjective assumptions, including the expected life of the stock option awards and the expected volatility of our stock price over the life of the awards. We used the Black-Scholes-Merton option pricing model to value our stock option awards, and utilized the historical volatility of our common stock as a reasonable estimate of the future volatility of our common stock over the expected life of the awards. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change which require the use of different assumptions, share-based compensation expense could be materially different in the future. In addition, if the actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what has been recorded through December 31, 2013.

Insurance Liabilities — We assume the risk for the amount of the deductible portion of the losses and liabilities primarily associated with workers’ compensation, general liability and automobile liability coverage. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. The estimate of our insurance liability within our deductible limits includes an estimate of incurred but not reported claims based on data compiled from historical experience. Actual experience could differ significantly from these estimates and could materially impact our consolidated financial position and results of operations. We purchase varying levels of insurance from third parties, including excess liability insurance, to cover losses in excess of our deductible limits. Currently, our deductible limit for workers’ compensation, general liability and automobile coverage is generally $1.0 million per occurrence, subject to a policy aggregate loss limitation based upon policy exposures. In addition, on certain projects, we assume the risk for the amount of the deductible portion of losses and a co-payment amount that arise from any subcontractor defaults. Our deductible limit for subcontractor default on projects covered under our program ranges from $0.5 million to $2.0 million per occurrence, with a co- payment of 20% of the next $5.0 million, subject to an annual aggregate ranging from $3.5 million to $4.0 million.

Accounting for Income Taxes — Information relating to our provision for income taxes and the status of our deferred tax assets and liabilities is presented in Note 6 - Income Taxes of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules. A key assumption in the determination of our book tax provision is the amount of the valuation allowance, if any, required to reduce the related deferred tax assets. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

Our accounting policy requires us to identify and review potential tax uncertainties for tax positions taken or expected to be taken in a tax return and determine whether the exposure to those uncertainties have a material impact on our results of operations or financial condition as of December 31, 2013.

Defined Benefit Retirement Plan — The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 8 - Employee Benefit Plans of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules. Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate and the estimated future return on plan assets. The discount rate of 3.58% used for purposes of computing the 2013 annual pension expense was determined at the beginning of the calendar year based upon an analysis performed by our actuaries which matches the cash flows of our plan’s projected liabilities to bond investments of similar amounts and durations. We plan to change the discount rate used for computing the 2014 annual pension expense to 4.47% based upon a similar analysis by our actuaries.

The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets 90% equity, 5% fixed income and 5% cash. We plan to use a return on asset rate of 6.75% in 2014 based on projected equity performance compared to long-term historical averages.

The plans’ benefit obligations exceeded the fair value of plan assets on December 31, 2013 and 2012 by $22.6 million and $39.2 million, respectively. Accordingly, we recorded adjustments to our pension liability with an offset to accumulated other comprehensive income (loss), a component of stockholders’ equity.

Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the vested benefit was preserved. We anticipate that pension expense will decrease from $5.5 million in 2013 to $3.7 million in 2014. Cash contributions to our defined benefit pension plan are anticipated to be approximately $2.8 million in 2014. Cash contributions may vary significantly in the future depending upon asset performance and the interest rate environment.

Results of Operations -

2013 Compared to 2012

Revenues

The following table summarizes our revenues by business segment.

	Revenues for the
	Year Ended December 31,
(dollars in millions)	2013	2012	$ Change	%
Civil	$1,345.8	$1,248.3	$97.5	7.8%
Building	1,470.2	1,467.9	2.3	0.2%
Specialty Contractors	1,182.3	1,183.0	(0.7)	(0.1)%
Management Services	177.4	212.3	(34.9)	(16.4)%
Total Revenues	$4,175.7	$4,111.5	$64.2	1.6%

Civil Segment

Civil segment revenues were $1,345.8 million in 2013, an increase of $97.5 million, or 7.8%, compared to $1,248.3 million in 2012. The increase in revenues was primarily driven by the start-up of civil projects at Hudson Yards in New York and certain rail transportation projects in California, as well as increased activity on pipeline projects in the midwest, a large tunnel project in Washington, and an airport runway expansion project in Florida. These increases were partially offset by the substantial completion of a bridge rehabilitation project in New York and reduced activity on a large tunnel project in California and several smaller civil and mining projects in the midwest and on the east coast.

Building Segment

Building segment revenues were $1,470.2 million in 2013, consistent with $1,467.9 million in 2012. The Building segment experienced increased activity on hospitality and gaming projects in California, Arizona and Nevada, courthouse projects in California and Florida, and increased activity on the Hudson Yards project in New York. These increases were offset by reduced activity on several building projects in the southern U.S. in 2013 and reduced activity on several large healthcare facility projects in California.

Specialty Contractors Segment

Specialty Contractors segment revenues were $1,182.3 million in 2013, consistent with $1,183.0 million in 2012. The Specialty Contractors segment experienced increased activity on various electrical projects on the west coast and in the southern U.S., and on work performed in New York in connection with damage caused by Hurricane Sandy. These increases were offset by reduced activity on electrical and mechanical subcontract work on several electrical and mechanical projects in New York and on various smaller concrete placement projects on the east and west coasts.

Management Services Segment

Management Services segment revenues were $177.4 million in 2013, a decrease of $34.9 million, or 16.4%, as compared to $212.3 million in 2012. The decrease in revenues was primarily driven by reduced activity on a containerized housing project in Iraq, as well as reduced activity on several surety projects. This decrease was partially offset by increased activity on an aircraft parking apron project in Guam.

Income (Loss) from Construction Operations

The following table summarizes our income (loss) from construction operations by business segment:

	Income (Loss) from Construction Operations
	and Operating Margins before
	Impairment Charges
	Year ended December 31,				Change in
	2013		2012		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$167.9	12.5%	$112.6	9.0%	$55.3	49.1%	3.5%
Building	23.8	1.6%	(4.1)	(0.3)%	27.9	680.5%	1.9%
Specialty Contractors	49.0	4.1%	79.1	6.7%	(30.1)	(38.1)%	(2.6)%
Management Services	10.5	5.9%	12.3	5.8%	(1.8)	(14.6)%	0.1%
	251.2	6.0%	199.9	4.9%	51.3	25.7%	1.1%
Corporate	(47.4)	(1.1)%	(45.1)	(1.1)%	(2.3)	(5.1)%	0.0%
Income from construction operations before impairment charges	203.8	4.9%	154.8	3.8%	49.0	31.6%	1.1%

Goodwill and intangible asset impairment:
Civil	—		65.5
Building	—		282.6
Specialty Contractors	—		11.5
Management Services	—		17.0
	—		376.6
Income (loss) from construction operations	$203.8		$(221.8)

The following discussion of income (loss) from construction operations for the years ended December 31, 2013 and 2012 has been prepared on a pre-impairment charge basis in order to better compare normal operating results of each segment between the two fiscal years. Since the impairment charge impacts 2012 only and does not affect revenues, cost of revenues or general and administrative expenses we incur to conduct our day-to-day construction operations, management believes the following discussion, analysis and comparison of 2013 and 2012 operating results is more meaningful.

Civil Segment

Civil segment income from construction operations was $167.9 million in 2013, an increase of $55.3 million, or 49.1%, as compared to $112.6 million in 2012. The increase in income from construction operations during 2013 was primarily driven by the increase in volume discussed in Revenues above.

Civil segment operating margin increased from 9.0% in 2012 to 12.5% in 2013 due primarily to an increased mix of higher margin Civil work in certain parts of the U.S.

Building Segment

Building segment income from construction operations was $23.8 million in 2013, an increase of $27.9 million, or 680.5%, as compared to a loss of $4.1 million in 2012. The increase in income from construction operations during 2013 was primarily driven by the changes in Revenues discussed above, an increase in estimated recoveries on a certain large hospitality and gaming project in Nevada, certain unrecoverable costs incurred in 2012 related to an educational facility in Alabama, and a decrease in general and administrative expenses in 2013 due primarily to staffing reductions and increased staff utilization. Building segment operating margin increased from (0.3)% in 2012 to 1.6% in 2013 due primarily to the above-mentioned reasons.

Specialty Contractors Segment

Specialty Contractors segment income from construction operations was $49.0 million in 2013, a decrease of $30.1 million, or 38.1%, as compared to $79.1 million in 2012. The decrease in income from construction operations during 2013 was primarily driven by the changes in Revenues discussed above, favorable productivity in 2012 on several electrical and mechanical projects in New York, as well as changes to certain project cost estimates associated with unfavorable execution issues on various smaller concrete placement projects. The decrease was partially offset by work performed in New York in connection with damage caused by Hurricane Sandy and a favorable settlement related to a large hospitality and gaming electrical subcontract.

Specialty Contractors segment operating margin decreased from 6.7% in 2012 to 4.1% in 2013 due primarily to the above-mentioned reasons.

Management Services Segment

Management services segment income from construction operations was $10.5 million in 2013, a decrease of $1.8 million, or 14.6%, compared to $12.3 million in 2012. The decrease in income from construction operations during 2013 was primarily driven by the reduction in volume discussed in Revenues above, partially offset by favorable productivity on an aircraft parking apron project in Guam.

Management Services segment operating margin increased from 5.8% in 2012 to 5.9% in 2013 due primarily to favorable productivity on an aircraft parking apron project in Guam.

Corporate

Corporate general and administrative expenses were $47.4 million in 2013, an increase of $2.3 million, or 5.1%, compared to $45.1 million in 2012. The increase was due primarily to increased performance-based incentive compensation expense.

Other Income (Expense), Interest Expense and Provision (Benefit) for Income Taxes

	Year Ended December 31,
(dollars in millions)	2013	2012	$ Change	% Change
Other (Expense) Income, net	$(18.6)	$(1.9)	$(16.7)	(878.9)%
Interest Expense	45.6	44.2	1.4	3.2%
Provision (Benefit) for Income Taxes	52.3	(2.4)	54.7	2,279.2

Other income (expense), net, decreased by $16.7 million, or 878.9% during 2013 as compared to 2012 due primarily to a net increase in certain business acquisition-related liabilities in 2013.

Interest expense increased by $1.4 million, or 3.2% during 2013 as compared to 2012 primarily due to additional borrowings on our revolving line of credit.

The provision for income taxes was $52.3 million during 2013 as compared to benefit of $2.4 million during 2012. The effective income rate increased from 0.9% in 2012 to 37.5% in 2013 primarily due to the $376.6 million impairment charge in the second quarter of 2012 and discrete items. The income tax expense for 2013 include discrete items of $(1.1) million related mainly to favorable federal and state audit settlements, and $0.9 million related to 2012 return true-up adjustments, compared to $3.6 million for 2012 related mainly to stock-based compensation items.

Results of Operations -

2012 Compared to 2011

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

Income (Loss) from Construction Operations

The following table summarizes our income (loss) from construction operations by business segment:

	Income (Loss) from Construction Operations
	and Operating Margins before
	Impairment Charges
	Year ended December 31,				Change in
	2012		2011		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Building	$(4.1)	(0.3)%	$46.3	2.5%	(50.4)	(108.9)%	(2.8)%
Civil	112.6	9.0%	78.6	8.9%	34.0	43.3%	0.1%
Specialty Contractors	79.1	6.7%	65.6	8.2%	13.5	20.6%	(1.5)%
Management Services	12.3	5.8%	22.3	11.0%	(10.0)	(44.8)%	(5.2)%
	199.9	4.9%	212.8	5.7%	(12.9)	(6.1)%	(0.8)%
Corporate	(45.1)	(1.1)%	(44.4)	(1.2)%	(0.7)	(1.6)%	0.1%
Income from construction operations before impairment charges	154.8	3.8%	168.4	4.5%	(13.6)	(8.1)%	(0.7)%

Goodwill and intangible asset impairment:
Building	282.6		—
Civil	65.5		—
Specialty Contractors	11.5		—
Management Services	17.0		—
	376.6		—
Income (loss) from construction operations	$(221.8)		$168.4

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

Civil Segment

Civil segment income from construction operations on a pre-impairment charge basis increased by $34.0 million (or 43.3%), from $78.6 million in 2011 to $112.6 million in 2012, primarily due to the contributions from our 2011 acquisitions of approximately $60.0 million, an increase of $30.2 million, or 102.0%, from their partial year contributions of $29.7 million in 2011 as well as the increased volume discussed above under Revenues. This increase was partially offset by the substantial completion and favorable close out of certain large public works projects on the East Coast in 2011.

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

Specialty Contractors Segment

Specialty Contractors segment income from construction operations on a pre-impairment charge basis increased by $13.5 million or 20.6%, from $65.6 million in 2011 to $79.1 million in 2012, primarily due to the acquisitions discussed above, which contributed approximately $71.6 million in income from construction operations in the aggregate, an increase of $13.9 million, or 24.1% from their partial year contributions of $57.7 million in 2011.

Specialty Contractor segment operating margin declined from 8.2% in 2011 to 6.7% in 2012 primarily due to the substantial completion of a large hospitality and gaming project with a high margin contribution in 2011 as well as increased cost estimates related to several smaller electrical projects in 2012.

Management Services Segment

Management Services segment income from construction operations on a pre-impairment charge basis decreased by $10.0 million or 44.8%, from $22.3 million in 2011 to $12.3 million in 2012, primarily due to an increased competitive environment in 2012 and the substantial completion and favorable close out of certain projects in Iraq in 2011.

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

Interest expense increased by $8.4 million from $35.8 million in 2011 to $44.2 million in 2012, primarily due to additional borrowings to fund operations and to complete the 2011 acquisitions.

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

At December 31, 2013 and 2012, cash held by us and available for general corporate purposes was $36.6 million and $70.8 million, respectively. Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $83.3 million and $97.3 million, at December 31, 2013 and 2012, respectively, and our restricted cash was $42.6 million and $38.7 million, at December 31, 2013 and 2012, respectively.

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

A summary of cash flows for each of fiscal years 2013, 2012, and 2011 is set forth below:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash flows provided (used) by:
Operating activities	$50.7	$(67.9)	$(31.6)
Investing activities	(43.6)	(16.8)	(375.3)
Financing activities	(55.2)	48.5	139.7
Net (decrease) increase in cash	(48.1)	(36.2)	(267.2)
Cash at beginning of year	168.0	204.2	471.4
Cash at end of year	$119.9	$168.0	$204.2

During 2013, we generated $50.7 million in cash from operating activities, primarily due to net income earned and payments received related to the CityCenter matter, offset by cash paid for interest and taxes and payments related to the Brightwater matter. See Note 9 — Contingencies and Commitments of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules for more information on Brightwater and CityCenter. We used $43.6 million in cash from investing activities, due primarily to the purchase of construction equipment of $42.4 million. We used $55.2 million in cash from financing activities, due primarily to net debt repayments of $23.5 million and business acquisition related payments of $31.0 million.

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

At December 31, 2013, we had working capital of $787.4 million, a ratio of current assets to current liabilities of 1.61 to 1.00, and a ratio of debt to equity of 0.59 to 1.00 as compared to working capital of $747.6 million, a ratio of current assets to current liabilities of 1.61 to 1.00 and a ratio of debt to equity of 0.64 to 1.00 at December 31, 2012. Our stockholders’ equity increased to $1.2 billion as of December 31, 2013, compared to $1.1 billion as of December 31, 2012. At December 31, 2013, we were in compliance with the covenants under our credit agreement.

Long-term Investments

At December 31, 2013, we had investments in auction rate securities (“ARS”) of $46.3 million which are reflected at fair value. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in ARS. As such, we classified our ARS as “available for sale” long-term investments. Based on our ability to access our cash equivalent investments, and our available revolving credit facility, we do not expect the short-term lack of liquidity of our ARS investments to materially affect our overall liquidity position or our ability to execute our current business plan. For a description of our accounting for ARS, see Note 1 —Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

We hold a variety of interest bearing ARS, the majority of which were rated AA+ at December 31, 2013, that generally represent interests in pools of interest bearing student loans. These ARS provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. During the first quarter of 2008, we made substantial additional investments in ARS. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. Since that time, we have been successful in liquidating a significant portion of our investment in ARS at par value. During 2011, we determined that the carrying value of our investment in ARS was in excess of its fair value and we recorded an impairment charge of $4.8 million which were deemed to be other-than-temporary, thereby resulting in a charge to income. We did not record any additional impairment charge in 2013 and 2012 since the carrying value of our ARS as of December 31, 2013 and 2012 approximated fair value.

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

Debt

Debt was $733.9 million at December 31, 2013, a decrease of $3.2 million from $737.1 million at December 31, 2012, primarily due to the pay down of our $200 million term loan by $37.5 million, partially offset by a net increase of $15.0 million in borrowings on our revolving line of credit. We utilized the revolving facility for outstanding letters of credit in the amount of $0.2 million. Accordingly, at December 31, 2013, we had $164.8 million available to borrow under our credit agreement.

Excluding the outstanding borrowings of $135.0 million on our revolving line of credit, unsecured senior notes of $298.5 million and our $200 million term loan (which had been paid down to $115.0 million as of December 31, 2013 from $152.5 million at December 31, 2012), the remaining balance of $185.4 million of our outstanding debt is generally secured by the underlying assets. Our debt to equity ratio was 0.59 to 1.00 as of December 31, 2013 compared to 0.64 to 1.00 as of December 31, 2012.

On August 2, 2012, we entered into a First Amendment (the “First Amendment”) to our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) entered into on August 3, 2011 as Borrower, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The First Amendment modified the financial covenants under the Credit Agreement to allow for more favorable minimum net worth, minimum fixed charge and maximum leverage ratios for us and also to add several new financial covenants including minimum liquidity and a consolidated senior leverage ratio. The First Amendment also modified the applicable interest rates for amounts outstanding under the credit facility as well as the quarterly fees per annum for the unused portion of the credit facility. See Amended Credit Agreement below for a detailed discussion of this amendment. There were no other material changes in our contractual debt obligations as of December 31, 2013. As of the filing date of this Form 10-K, we are in compliance and expect to continue to be in compliance with the modified financial covenants under the First Amendment.

7.625% Senior Notes due 2018

On October 20, 2010, we completed a private placement offering of $300 million in aggregate principal amount of our 7.625% senior unsecured notes due November 1, 2018 (the “Senior Notes”). The Senior Notes were priced at 99.258%, resulting in a yield to maturity of 7.75%. The Senior Notes were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The private placement of the Senior Notes resulted in proceeds to us of approximately $293.2 million after a debt discount of $2.2 million and initial debt issuance costs of $4.6 million. The Senior Notes were issued pursuant to an indenture (the “Indenture”), dated as of October 20, 2010 by and among us, our subsidiary guarantors and Wilmington Trust FSB, as trustee (the “Trustee”).

The Senior Notes mature on November 1, 2018, and bear interest at a rate of 7.625% per annum, payable semi- annually in cash in arrears on May 1 and November 1 of each year, beginning on May 1, 2011. The Senior Notes are our senior unsecured obligations and are guaranteed by substantially all of our existing and future subsidiaries that guarantee obligations under our Amended Credit Agreement.

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

The Amended Credit Agreement allows us to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $150 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”). Subject to certain conditions, we have the option to increase the base facility by up to an additional $50 million. Substantially all of our subsidiaries unconditionally guarantee the obligations of the Company under the Amended Credit Agreement. The obligations under the Amended Credit Agreement are secured by a lien on all our personal property and our subsidiaries party thereto. Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five- year period. The Term Loan balance has been paid down to $115.0 million at December 31, 2013.

We had $135.0 million and $120.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2013 and 2012, respectively. The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million as of December 31, 2013 and December 31, 2012. Accordingly, at December 31, 2013, the Company had $164.8 million available to borrow under our credit agreement. We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

The Company was in compliance with the modified financial covenants of the Amended Credit Agreement for the period ended December 31, 2013.

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

Debt Agreements from Recent Acquisitions

In connection with the acquisition of Frontier-Kemper and GreenStar, we assumed certain debt, all of which was paid off in 2011.

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

Collateralized Loans

During 2013 and 2011, we entered into several equipment financing arrangements for our existing and our recently acquired equipment fleets as discussed in more detail below. We attempted to take advantage of the opportunity to fix low interest rates for these fleets which has provided us with additional cash flows available for general corporate purposes.

During 2013, we obtained equipment financing totaling $25.8 million at fixed rates ranging from 2.28% to 3.09%, payable in equal monthly installments for sixty months. We obtained a mortgage loan of $9.6 million collateralized by land and improvements located in Houston, Texas, with equal monthly installments over a 30-year period at LIBOR plus 3.00% with a balloon payment of $6.7 million due in 2023.

In January of 2012, we obtained a mortgage loan of $2.1 million collateralized by land at a rate of 0.20% with 24 equal monthly installments of principal and interest and a balloon payment of $1.5 million that was paid in November of 2013.

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

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2013 are summarized in the following table:

	Payments Due by Period
	(In thousands)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt, excluding interest	$733,884	$114,658	$163,273	$312,146	$143,807
Interest payments on debt	161,924	40,207	64,979	45,397	11,341
Operating leases, net	58,656	17,786	25,914	9,139	5,817
Purchase obligations (a)	25,152	20,704	1,214	879	2,355
Acquisition-related liabilities	51,102	34,532	11,489	5,081	—
Unfunded pension liability	22,562	2,256	6,769	6,769	6,768
Insurance claim payable (b)	34,774	6,955	6,955	6,955	13,909
Other	9,420	286	6,144	2,161	829

Total contractual obligations	$1,097,474	$237,384	$286,737	$388,527	$184,826

(a)         Purchase obligations consists primarily of software licensing and maintenance contracts and major equipment purchase commitments.

(b)         The insurance claim payable represents expected insurance loss amounts to be received from the insurance carriers and to be paid in claims respectively.

Stockholders’ Equity

Our book value per common share was $25.76 at December 31, 2013, compared to $24.05 at December 31, 2012, and $29.58 at December 31, 2011. The major factors impacting stockholders’ equity during the three year period were the net income (loss) recorded in all three years; the annual amortization of stock compensation expense; common stock options exercised; and the excess income tax benefit attributable to stock-based compensation. Also, we were required to adjust our accrued pension liability by a decrease of $18.7 million in 2013, an increase of $1.7 million in 2012, an increase of $14.8 million in 2011, and a cumulative increase of $44.5 million in prior years, with the offset to accumulated other comprehensive income (loss) which resulted in an aggregate $42.3 million pretax accumulated other comprehensive loss reduction in stockholders’ equity at December 31, 2013 (see Note 8 — Employee Benefit Plans of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules). Adjustments to the amount of this accrued pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Related Party Transactions

We are subject to certain related party transactions with our Chairman and Chief Executive Officer, Ronald N. Tutor, and Raymond R. Oneglia, the Vice Chairman of O&G Industries, Inc., one of our directors. A more detailed description of these transactions will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” in the definitive proxy statement in connection with our 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which section is incorporated herein by reference.

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

In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates primarily relates to borrowings under our Amended Credit Agreement, our Term Loan, and our short-term and long-term investment portfolios. Our Revolving Facility is available for us to borrow, when needed, for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Facility and outstanding principal on our Term Loan bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates. We borrowed from our Revolving Facility during a brief period in 2011; however, these borrowings were paid off as of December 31, 2011. We borrowed on the revolving line of credit in 2013 and 2012.

In August 2011, we entered into the Swap Agreement with Bank of America, N.A. to establish a long-term interest rate for the Term Loan. The Swap Agreement will become effective for the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the Term Loan. Amounts outstanding under the Swap Agreement will bear interest at a rate equal to, the Applicable Rate, as defined in the Amended Credit Agreement (based upon the Company’s consolidated leverage ratio) plus 97.5 basis points. Of our remaining outstanding debt at December 31, 2013 (excluding the Term Loan balance of $115.0 million, the revolving line of credit of $135.0 million and the Senior Notes balance of $298.5 million), totaling $185.4 million, approximately $152.0 million carries interest at a fixed rate. Accordingly, we do not believe our liquidity or our operations are subject to significant market risk for changes in interest rates.

We hold a variety of interest bearing auction rate securities, the majority of which were rated AA+ at December 31, 2013, that generally represent interests in pools of interest bearing student loans. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 or 28 days. In the event that such auctions are unsuccessful, the holder of the securities is not able to access these funds until a future auction of these investments is successful. An unsuccessful auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an unsuccessful auction, the interest rates do not reset at a market rate but instead reset based upon a formula contained in the security, which rate is generally higher than the current market rate. Since mid-February 2008, regularly scheduled auctions for these securities started to fail throughout the market at a significant rate. Since that time, we have been successful in liquidating at par value a significant portion of our investment in auction rate securities. At December 31, 2013, we had investments in auction rate securities of $46.3 million which are reflected at fair value after cumulative net fair value adjustments of $1.0 million. These investments are considered to be “available-for-sale” and are classified as long-term investments. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. Based on our ability to access our cash equivalent investments, and our available Revolving Facility, we do not expect the short-term lack of liquidity to affect our overall liquidity position or our ability to execute our current business plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Supplementary Schedules are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report On Internal Control over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a—15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992 framework). Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting for the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation

Sylmar, California

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 24, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2013.

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

(a)3.        Exhibits

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 131 through 133.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Dated: February 24, 2014	By:	/s/Robert Band
Robert Band
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature		Title	Date
• Principal Executive Officer Ronald N. Tutor		Chairman and Chief Executive Officer	February 24, 2014

By:	/s/Ronald N. Tutor
Ronald N. Tutor

• Principal Financial Officer
Michael J. Kershaw		Executive Vice President and Chief Financial Officer	February 24, 2014

By:	/s/Michael J. Kershaw
Michael J. Kershaw

• Principal Accounting Officer Ronald P. Marano II		Vice President and Chief Accounting Officer	February 24, 2014

By:	/s/Ronald P. Marano II
Ronald P. Marano II

• Directors

Ronald N. Tutor	)
Marilyn A. Alexander	)
Peter Arkley	)
Robert Band	)
Sidney J. Feltenstein	)	/s/Robert Band
Michael R. Klein	)	Robert Band
Martin R. Melone	)	Attorney in Fact
Raymond R. Oneglia	)
Donald D. Snyder	)
Dickran M. Tevrizian, Jr.	)	Dated: February 24, 2014

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash, including cash equivalents of $6,437 and $23,140	$119,923	$168,056
Restricted cash	42,594	38,717
Accounts receivable, including retainage of $364,239 and $354,269	1,291,246	1,224,613
Costs and estimated earnings in excess of billings	573,248	465,002
Deferred income taxes	8,240	10,071
Other current assets	50,669	75,388
Total current assets	2,085,920	1,981,847

LONG-TERM INVESTMENTS	46,283	46,283

PROPERTY AND EQUIPMENT, at cost:
Land	41,307	41,307
Buildings and improvements	118,312	115,504
Construction equipment	370,452	346,326
Other equipment	151,847	128,511
	681,918	631,648
Less — Accumulated depreciation	183,793	146,553

Total property and equipment, net	498,125	485,095

GOODWILL	577,756	570,646

INTANGIBLE ASSETS, NET	113,740	126,821

OTHER ASSETS	75,614	85,718

Total assets	$3,397,438	$3,296,410

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	At December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$114,658	$67,710
Accounts payable, including retainage of $137,944 and $137,662	758,225	696,473
Billings in excess of costs and estimated earnings	267,586	301,761
Accrued expenses and other current liabilities	158,017	168,326
Total current liabilities	1,298,486	1,234,270

LONG-TERM DEBT, less current maturities	619,226	669,380

DEFERRED INCOME TAXES	114,333	109,900

OTHER LONG-TERM LIABILITIES	117,858	138,996

Total liabilities	2,149,903	2,152,546

CONTINGENCIES AND COMMITMENTS (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value:
Authorized — 1,000,000 shares Issued and outstanding — none	—	—
Common stock, $1 par value:
Authorized — 75,000,000 shares Issued and outstanding — 48,421,467 shares and 47,556,056 shares	48,421	47,556
Additional paid-in capital	1,007,918	1,002,603
Retained earnings	224,575	137,279
Accumulated other comprehensive loss	(33,379)	(43,574)
Total stockholders’ equity	1,247,535	1,143,864

Total liabilities and stockholders’ equity	$3,397,438	$3,296,410

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011

Revenues	$4,175,672	$4,111,471	$3,716,317

Cost of operations	3,708,768	3,696,339	3,320,976

Gross profit	466,904	415,132	395,341

General and administrative expenses	263,082	260,369	226,965

Goodwill and intangible asset impairment	—	376,574	—

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	203,822	(221,811)	168,376

Other (expense) income, net	(18,575)	(1,857)	4,421
Interest expense	(45,632)	(44,174)	(35,750)

Income (Loss) before income taxes	139,615	(267,842)	137,047

(Provision) benefit for income taxes	(52,319)	2,442	(50,899)

NET INCOME (LOSS)	$87,296	$(265,400)	$86,148

BASIC EARNINGS (LOSS) PER COMMON SHARE	$1.82	$(5.59)	$1.82

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.80	$(5.59)	$1.80

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,851	47,470	47,226
Effect of dilutive stock options and restricted stock units	738	—	664
DILUTED	48,589	47,470	47,890

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2013	2012	2011

NET INCOME (LOSS)	$87,296	$(265,400)	$86,148

OTHER COMPREHENSIVE INCOME (LOSS):
Change in pension benefit plans assets/liabilities	18,675	(1,697)	718
Foreign currency translation	(1,212)	608	(733)
Change in fair value of investments	(744)	396	352
Change in fair value of interest rate swap	948	(1,659)	—
Realized loss on sale of investments recorded in net income (loss)	—	3,224	—
Other comprehensive income before taxes	17,667	872	337
INCOME TAX EXPENSE (BENEFIT):
Tax adjustment on minimum pension liability	7,765	(87)	7,759
Foreign currency translation	(474)	226	—
Change in fair value of investments	(189)	158	153
Change in fair value of interest rate swap	370	(685)	—
Realized loss on sale of investments recorded in net income (loss)	—	1,219	—
Income tax expense	7,472	831	7,912
NET OTHER COMPREHENSIVE INCOME (LOSS)	10,195	41	(7,575)

TOTAL COMPREHENSIVE INCOME (LOSS)	$97,491	$(265,359)	$78,573

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2010	$47,090	$985,413	$316,531	$(36,040)	$1,312,994
Net income	—	—	86,148	—	86,148
Other comprehensive loss	—	—	—	(7,575)	(7,575)
Total comprehensive income					78,573
Tax effect of stock-based compensation	—	(367)	—	—	(367)
Stock-based compensation expense	—	8,818	—	—	8,818
Issuance of common stock, net	239	(430)	—	—	(191)
Balance - December 31, 2011	$47,329	$993,434	$402,679	$(43,615)	$1,399,827
Net loss	—	—	(265,400)	—	(265,400)
Other comprehensive income	—	—	—	41	41
Total comprehensive income					(265,359)
Tax effect of stock-based compensation	—	(195)	—	—	(195)
Stock-based compensation expense	—	9,470	—	—	9,470
Issuance of common stock, net	227	(106)	—	—	121
Balance - December 31, 2012	$47,556	$1,002,603	$137,279	$(43,574)	$1,143,864
Net income	—	—	87,296	—	87,296
Other comprehensive income	—	—	—	10,195	10,195
Total comprehensive income					97,491
Tax effect of stock-based compensation	—	(7)	—	—	(7)
Stock-based compensation expense	—	6,623	—	—	6,623
Issuance of common stock, net	865	(1,301)	—	—	(436)
Balance - December 31, 2013	$48,421	$1,007,918	$224,575	$(33,379)	$1,247,535

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$87,296	$(265,400)	$86,148
Adjustments to reconcile net (loss) income to net cash from operating activities:
Goodwill and intangible asset impairment	—	376,574	—
Depreciation	43,383	40,583	32,193
Amortization of intangible assets and debt issuance costs	16,027	20,874	15,438
Stock-based compensation expense	6,623	9,470	8,818
Excess income tax benefit from stock-based compensation	(1,148)	—	(18)
Deferred income taxes	9,009	(25,606)	10,854
Adjustment interest rate swap to fair value	—	264	—
Adjustment of investments to fair value	—	—	4,750
Loss on sale of investments	—	2,699	10
Loss (gain) on sale of property and equipment	49	316	(726)
Gain on bargain purchase	—	—	(47)
Other long-term liabilities	23,107	(5,104)	(13,819)
Other non-cash items	(3,719)	148	(601)
Cash from changes in other components of working capital:
(Increase) decrease in:
Accounts receivable	(62,991)	50,655	6,657
Costs and estimated earnings in excess of billings	(107,983)	(106,604)	(80,670)
Other current assets	25,250	2,237	6,631
Increase (decrease) in:
Accounts payable	59,169	(89,252)	(45,278)
Billings in excess of costs and estimated earnings	(36,835)	(82,521)	(25,310)
Accrued expenses	(6,509)	2,804	(36,650)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	50,728	(67,863)	(31,620)

Cash Flows from Investing Activities:
Acquisitions, net of cash balance acquired	—	—	(341,898)
Acquisition of property and equipment	(42,360)	(41,352)	(66,747)
Proceeds from sale of property and equipment	2,663	11,759	10,049
Investment in available-for-sale securities	—	(535)	—
Proceeds from sale of available-for-sale securities	—	16,553	30,191
Change in restricted cash	(3,877)	(3,280)	(6,816)
NET CASH USED BY INVESTING ACTIVITIES	(43,574)	(16,855)	(375,221)

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash Flows from Financing Activities:
Proceeds from debt	653,280	688,425	701,753
Repayment of debt	(676,795)	(626,122)	(554,969)
Business acquisition related payments	(31,038)	(11,462)	(1,904)
Excess income tax benefit from stock-based compensation	1,148	—	18
Issuance of Common stock and effect of cashless exercise	(1,882)	(308)	(191)
Debt issuance costs	—	(1,999)	(5,004)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(55,287)	48,534	139,703

Net Decrease in Cash and Cash Equivalents	(48,133)	(36,184)	(267,138)
Cash and Cash Equivalents at Beginning of Year	168,056	204,240	471,378
Cash and Cash Equivalents at End of Year	$119,923	$168,056	$204,240

Supplemental Disclosure of Cash Paid For:

Interest	$41,207	$40,183	$31,379

Income taxes	$28,898	$16,309	$53,055

Supplemental Disclosure of Non-Cash Transactions:

Grant date fair value of common stock issued for services	$18,290	$5,075	$5,608

Property and equipment acquired through financing arrangements	$16,689	$2,050	$1,604

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

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

The Company offers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services, including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing and HVAC. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts.

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

Prior to 2012, the Company had presented payments related to the deferred purchase price obligation of previous acquisitions within cash flows used by investing activities in the Consolidated Statement of Cash Flows. The Company corrected this presentation to appropriately reflect the cash paid to settle the liability recognized at fair value at the conclusion of the measurement period within cash flows used by financing activities, and the remaining cash paid (e.g. changes in fair value of the liability after the conclusion of the measurement period), was reclassified within cash flows used by operating activities. For the year ended December 31, 2011 this correction resulted in a decrease in cash flows provided by operating activities of $1.1 million, an increase in cash flows provided by investing activities of $3.0 million, and a decrease in cash flows provided by financing activities of $1.9 million in the Consolidated Statements of Cash Flows. There was no impact on the Company’s Consolidated Statements of Operations or Balance Sheets.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

During the year ended December 31, 2013, the Company’s results of operations were impacted by a $13.8 million increase in the estimated recovery projected for a Building segment project due to changes in facts and circumstances that occurred during 2013. This change in estimate resulted in an increase of $13.8 million in income from construction operations, $8.6 million in net income and $0.18 in diluted earnings per common share during 2013. During the year ended December 31, 2012, the Company’s results of operations were impacted by a $12.4 million increase in the estimated recovery projected for a large hospitality and gaming project which was primarily driven by changes in cost recovery assumptions. Excluding the discrete items that impacted the Company’s effective tax rate, this change in estimate resulted in a $12.4 million increase in income from construction operations, a $7.5 million increase in net income and a $0.16 increase in diluted earnings per common share during 2012.

Contracts vary in lengths and larger contracts can span over two to six years. At various stages of a contract’s lifecycle, different types of changes in estimates are more typical. Generally during the early ramp up stage, cost estimates relating to purchases of materials and subcontractors are frequently subject to revisions. As a contract

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[1] Description of Business and Summary of Significant Accounting Policies (continued)

moves into the most productive phase of execution, change orders, project cost estimate revisions and claims are frequently the sources for changes in estimates. During the contract’s final phase, remaining estimated costs to complete or provisions for claims will be closed out and adjusted based on actual costs incurred. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Likewise, if the company’s overall project portfolio was to be at a later stage of completion during the reporting period, the overall gross margin could be subject to greater variability from changes in estimates.

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

(e) Method of Accounting for Contracts

Revenues and profits from the Company’s contracts and construction joint venture contracts are recognized by applying percentages of completion for the period to the total estimated revenues for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. However, on contracts under which we provide construction management services, profit is generally recognized in accordance with the contract terms, usually on the as-billed method, which is generally consistent with the level of effort incurred over the contract period. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss during the accounting period in which it is estimable. In the ordinary course of business, at a minimum on a quarterly basis, the Company updates estimates projected total contract revenue, cost and profit or loss for each contract based on changes in facts, such as an approved scope change, and changes in estimates. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. Amounts up to the costs incurred which are attributable to unapproved change orders and claims are included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[1] Description of Business and Summary of Significant Accounting Policies (continued)

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	At December 31,
	2013	2012
	(in thousands)
Unbilled costs and profits incurred to date*	$204,276	$157,119
Unapproved change orders	146,787	141,596
Claims	222,185	166,287
	$573,248	$465,002

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at December 31, 2013 and December 31, 2012, approximately $58.8 million and $62.0 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 9 — Contingencies and Commitments. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts. The prerequisite for billing “Unapproved change orders” or “Claims” is the final resolution and agreement between the parties. The amount of costs and estimated earnings in excess of billings at December 31, 2013 estimated by management to be collected beyond one year is approximately $235.6 million.

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

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated. Intangible assets with finite lives are tested for impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[1] Description of Business and Summary of Significant Accounting Policies (continued)

whenever events or circumstances indicate that the carrying value may not be recoverable. The first step in the two-step process of the impairment analysis is to determine the fair value of the Company and each of its reporting units and compare the fair value of each reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step must be followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit that failed the first step and calculating the implied fair value of goodwill. To determine the fair value of the Company and each of its reporting units, the Company utilizes both an income-based valuation approach as well as a market-based valuation approach. The income-based valuation approach is based on the cash flows that the reporting unit expects to generate in the future and it requires the Company to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit in a discrete period, as well as determine the weighted-average cost of capital to be used as a discount rate and a terminal value growth rate for the non-discrete period. The market-based valuation approach to estimate the fair value of the Company’s reporting units utilizes industry multiples of revenues and operating earnings. The Company concludes on the fair value of the reporting units by assuming a 67% weighting on the income-based approach and a 33% weighing on the market-based valuation approach.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

Changes in the Company’s assumptions or estimates could materially affect the determination of the fair value of a reporting unit. Such changes in assumptions could be caused by:

•                  Terminations, suspensions, reductions in scope or delays in the start-up of the revenues and cash flows from backlog as well as the prospective work the Company tracks;

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

As of December 31, 2013 the Company has concluded that it does not have an impairment of its goodwill or its indefinite-lived intangible assets and that the estimated fair value of each reporting unit exceeds its carrying value. See Note 4 — Goodwill and Other Intangible Assets for additional goodwill disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

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

(j) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share were similarly computed after giving consideration to the dilutive effect of stock options and restricted stock unit awards outstanding on the weighted average number of common shares outstanding.

The computation of diluted earnings (loss) per common share excludes 860,000 stock option shares during 2013, 1,315,465 stock option shares and 1,291,665 restricted stock units during 2012, and880,000 stock option shares during 2011 because these shares would have an antidilutive effect.

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

Cash and cash equivalents and restricted cash consisted of the following:

	At December 31,
	2013	2012
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$36,579	$70,780

Company’s share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	83,344	97,276
Total Cash and Cash Equivalents	$119,923	$168,056

Restricted Cash	$42,594	$38,717

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

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

The inputs and the Company’s analysis consider: (i) contractual terms of the ARS instruments; (ii) government- backed guarantees, if any; (iii) credit ratings on the ARS; (iv) current interest rates on the ARS and other market interest rate data; (v) trade data available, including trade data from secondary markets, for the Company’s ARS or similar ARS; (vi) recovery rates for any non-government guaranteed assets; (vii) historical transactions of the Company’s ARS being called at par; (viii) refunding initiatives of ARS; and (ix) risk of downgrade and default. Current market conditions, including repayment status of student loans, credit market risk, market liquidity and macro-economic influences are reflected in these inputs.

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

When the Company’s analysis indicates an impairment of a security, several factors are considered to determine the proper classification of the charge including: (i) any requirement or intent to sell the security; (ii) failure of the issuer to pay interest or principal; (iii) volatility of fair value; (iv) changes to the ratings of the security; (v) adverse conditions specific to the security or market; (vi) expected defaults; and (vii) length of time and extent that fair value has been less than the cost basis. The accumulation of this data is used to conclude if a credit loss exists for the specific security, and then to determine the classification of the impairment charge as temporary or other-than- temporary.

(m) Stock-Based Compensation

The Company’s long-term incentive plan allows it to grant stock-based compensation awards in a variety of forms including restricted stock units and stock options. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors.

Restricted stock unit awards and stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. For restricted stock unit awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. For restricted stock unit awards which have a performance component, compensation cost is measured based on the fair value on the grant date (the date performance targets are established) and is recognized on a straight-line basis (net of estimated forfeitures) over the applicable requisite service period as achievement of the performance objective becomes probable.

(n) Insurance Liabilities

The Company typically utilizes third party insurance coverage subject to varying deductible levels with aggregate caps on losses retained. The Company assumes the risk for the amount of the deductible portion of the losses and liabilities primarily associated with workers’ compensation and general liability coverage. In addition, on certain projects, the Company assumes the risk for the amount of the deductible portion of losses that arise from any subcontractor defaults. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. The estimate of insurance liability within the deductible limits includes an estimate of incurred but not reported claims based on data compiled from historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[1] Description of Business and Summary of Significant Accounting Policies (continued)

(o) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, are estimated to approximate fair values. The fair value of receivables subject to pending litigation or dispute resolution proceedings is determined based upon the length of time that these matters take to be resolved and, as a result, the fair value can be greater than or less than the recorded book value depending on the facts and circumstances of each matter. See Note 3 — Fair Value Measurements for disclosure of the fair value of investments, long-term debt and contingent consideration associated with our acquisitions in 2011.

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

In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[2] Mergers and Acquisitions

(a) Information regarding acquisitions that are material in the aggregate

On January 3, 2011, the Company completed the acquisition of Fisk Electric Company (“Fisk”) to expand the Company’s nationwide electrical construction capabilities. On April 1, 2011, the Company completed the acquisition of Anderson Companies (“Anderson”) to strengthen the Company’s position in the southeastern United States. On June 1, 2011, the Company completed the acquisition of Frontier-Kemper Constructors, Inc. (“Frontier-Kemper”) to bolster the Company’s tunneling business in the United States and expand the Company’s geographic reach into Canada. On August 18, 2011, the Company completed the acquisition of Becho, Inc. (“Becho”) to bolster the Company’s drilling capabilities in the southwestern United States.

The transactions were accounted for using the acquisition method of accounting. During the twelve months ended December 31, 2013 and December 31, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the twelve months ended December 31, 2011 assuming that the acquisitions occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the acquisitions been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Year ended
(in thousands, except per share data)	December 31, 2011
Revenues	$3,894,867
Income from Construction Operations	$178,631
Net Income	$88,123

Basic earnings per common share	$1.87
Diluted earnings per common share	$1.84

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

(b) Merger with GreenStar Services Corporation

On July 1, 2011, the Company acquired GreenStar Services Corporation (“GreenStar”) via a merger of GreenStar into a wholly owned subsidiary of the Company to expand the Company’s presence in the northeastern markets. GreenStar, one of the nation’s largest specialty contractors, is primarily comprised of the following operating entities: Five Star Electric Corporation and WDF, Inc., which are located in New York, and Nagelbush Mechanical, Inc., which is located in Florida.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[2] Mergers and Acquisitions (continued)

The transaction was accounted for using the acquisition method of accounting. During the twelve months ended December 31, 2013 and December 31, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the twelve months ended December 31, 2011 assuming that the merger occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the merger been completed on January 1, 2010, or of future results.

Pro Forma (unaudited)	Year ended
(in thousands, except per share data)	December 31, 2011
Revenues	$4,068,804
Income from Construction Operations	$207,579
Net Income	$108,712

Basic earnings per common share	$2.30
Diluted earnings per common share	$2.27

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

The transaction was accounted for using the acquisition method of accounting. During the twelve months ended December 31, 2013 and December 31, 2012, the Company did not materially revise any of the assumptions, estimates or amounts used to complete its purchase price accounting as of December 31, 2011.

The following unaudited pro forma summary financial information presents the operating results of the combined Company for the twelve months ended December 31, 2011 assuming that the acquisition occurred on January 1, 2010. This unaudited pro forma summary financial information is presented for informational purposes only and is not indicative either of the operating results that actually would have occurred had the acquisitions been completed on January 1, 2010, or of future results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[2] Mergers and Acquisitions (continued)

Pro Forma (unaudited)	Year ended
(in thousands, except per share data)	December 31, 2011
Revenues	$3,872,694
Income from Construction Operations	$191,565
Net Income	$98,270

Basic earnings per common share	$2.08
Diluted earnings per common share	$2.05

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

For the Years Ended December 31, 2013, 2012 and 2011

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying values of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. The fair value of receivables subject to pending litigation or dispute resolution proceedings is determined based upon the length of time that these matters take to be resolved and, as a result, the fair value can be greater than or less than the recorded book value depending on the facts and circumstances of each matter. Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of December 31, 2013 and 2012 were $321.0 million and $309.8 million, respectively, compared to the carrying values of $298.5 million and $298.3 million, respectively. The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same or similar financial instruments at December 31, 2013 and 2012. For other fixed rate debt, fair value is determined using Level 3 inputs based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt. The estimated fair values of other fixed rate debt at December 31, 2013 and 2012 were $150.0 million and $145.4 million, respectively, compared to the carrying amounts of $151.4 million and $140.7 million, respectively. The fair value of variable rate debt, which includes the Term Loan, approximated its carrying value of $283.9 million and $298.1 million at December 31, 2013 and 2012, respectively. See Note 5 — Financial Commitments for a discussion of the Term Loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[3] Fair Value Measurements (continued)

The following is a summary of financial statement items carried at estimated fair value measured on a recurring basis as of the dates presented:

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At December 31, 2013	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$119,923	$119,923	$—	$—
Restricted cash (1)	42,594	42,594	—	—
Short-term investments (2)	2,336	—	2,336	—
Investments in lieu of retainage (3)	21,913	12,184	9,729	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$233,049	$174,701	$12,065	$46,283

Liabilities:
Interest rate swap contract (5)	$974	$—	$974	$—
Contingent consideration (6)	46,022	—	—	46,022
Total	$46,996	$—	$974	$46,022

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At December 31, 2012	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$168,056	$168,056	$—	$—
Restricted cash (1)	38,717	38,717	—	—
Short-term investments (2)	2,679	—	2,679	—
Investments in lieu of retainage (3)	21,934	10,553	11,381	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$277,669	$217,326	$14,060	$46,283

Liabilities:
Interest rate swap contract (5)	$1,923	$—	$1,923	$—
Contingent consideration (6)	42,624	—	—	42,624
Total	$44,547	$—	$1,923	$42,624

(1)                     Cash, cash equivalents and restricted cash primarily consist of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)                     Short-term investments are classified as other current assets and are comprised of U.S. Treasury Notes and municipal bonds. The majority of the municipal bonds are rated Aa2 or better. The fair values of the municipal bonds are obtained from readily- available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

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

(4)                    At December 31, 2013 and 2012 the Company had $46.3 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale long-term investments. The long-term investments ARS held by the Company at December 31, 2013 and 2012 are in securities collateralized by student loan portfolios. At December 31, 2013 and 2012, most of the Company’s ARS were rated AA+ and AA+, respectively. The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions (discount rates range from 3% to 7%); (iii) consideration of the probabilities of default or repurchase at par for each period (term periods range from 6 to 8 years); (iv) prices from recent comparable transactions; and (v) other third party pricing information without adjustment.

(5)                    As discussed in Note 5 — Financial Commitments, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its $200 million five-year term loan. The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date of the term loan. The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk. This liability is classified as a component of other long-term liabilities.

(6)                    The liabilities listed as of December 31, 2013 and 2012 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement periods for purchase price analyses for the acquisitions have concluded.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the years ended December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[3] Fair Value Measurements (continued)

The following is a summary of changes in Level 3 assets measured at fair value on a recurring basis during 2013 and 2012:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2012	$46,283
Purchases	—
Settlements	—
Balance at December 31, 2013	$46,283

Auction Rate
Securities
(in thousands)
Balance at December 31, 2011	$62,311
Purchases	—
Settlements	(16,553)
Realized loss included in other income (expense), net	(2,699)
Reversal of pre-tax impairment charges included in accumulated other comprehensive income (loss)	3,224
Balance at December 31, 2012	$46,283

At both December 31, 2013 and 2012, the Company had $46.3 million invested in ARS classified as available-for-sale. All of the ARS are securities collateralized by student loan portfolios guaranteed by the United States government. At December 31, 2013 and 2012, most of the Company’s ARS were rated AA+ and AA+, respectively.

The Company has classified its ARS investment as long- term investments due to the uncertainty in the timing of future ARS calls and the absence of an active market for government-backed student loans. The Company expects that it will take in excess of twelve months before the ARS can be refinanced or sold.

During the twelve months ended December 31, 2012, the Company sold one ARS at auction for its full par value and two ARS in a secondary market. The settlement of the three securities resulted in a realized loss included in other income (expense), net of $2.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[3] Fair Value Measurements (continued)

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during 2013 and 2012:

Contingent
Consideration
(in thousands)
Balance at December 31, 2012	$42,624
Fair value adjustments included in other income (expense), net	26,374
Contingent consideration settled	(22,976)
Balance at December 31, 2013	$46,022

Contingent
Consideration
(in thousands)
Balance at December 31, 2011	$51,555
Fair value measured at conclusion of purchase price analysis measurement period	3,344
Fair value adjustments included in other income (expense), net	654
Contingent consideration settled	(12,929)
Balance at December 31, 2012	$42,624

The liabilities listed above represent the contingent consideration for the acquisitions discussed in Note 2 — Mergers and Acquisitions for which the measurement periods for purchase price analyses for all the acquisitions have concluded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[4] Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of goodwill allocated to the Company’s reporting units for the periods presented:

			Specialty	Management
	Civil	Building	Contractors	Services	Total
	(in thousands)

Gross Goodwill Balance	319,254	402,926	—	66,638	788,818
Accumulated Impairment	—	(146,847)	—	(20,051)	(166,898)
Goodwill recorded in connection with the acquisition of Fisk, Anderson, Lunda, GreenStar and Becho	129,775	140,907	—	—	270,682
Reallocation based on relative fair value (1)	(18,267)	(123,566)	141,833	—	—
Balance at December 31, 2011	430,762	273,420	141,833	46,587	892,602
Acquisition related adjustments	(869)	—	—	—	(869)
Impairment charge	(55,740)	(262,918)	—	(2,429)	(321,087)
Balance at December 31, 2012	$374,153	$10,502	$141,833	$44,158	$570,646
Goodwill recorded in connection with an acquisition (2)	—	—	7,110	—	7,110
Balance at December 31, 2013	$374,153	$10,502	$148,943	$44,158	$577,756

(1)  During the third quarter of 2011, the Company completed a reorganization which resulted in the formation of the Specialty Contractors reporting unit and reportable segment. The Specialty Contractors reporting unit consists of the following subsidiary companies: WDF, FSE, Nagelbush, Fisk, Desert Mechanical, Inc. (“DMI”) (all previously included in the Building reporting unit), and Superior Gunite (previously included in the Civil reporting unit). The reorganization enabled the Company to focus on vertical integration through increased self- performed work capabilities, while maintaining the specialty contractors business with third parties, and strengthened the Company’s position as a full-service contractor with greater control over scheduled delivery and risk management. The Company reallocated goodwill between its reorganized reporting units based on a relative fair value assessment in accordance with the guidance on segment reporting.

(2)  During the third quarter of 2013, the Company acquired a small fire protection systems contractor. As this acquisition is immaterial, no proforma disclosures are presented.

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation. Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any changes in facts or circumstances during the twelve months ended December 31, 2013 that would suggest a material decline in the value of goodwill and intangible assets as concluded in the fourth quarter of the year ended December 31, 2012.

At December 31, 2013, the fair value of the Management Services reporting unit increased from the concluded value as of December 31, 2012, and now exceeds its carrying value by greater than 10%. The Company concluded that the short- and long-term impacts of the debt ceiling and budget resolutions reached during and subsequent to the period ended December 31, 2013, were positive indicators of increased government spending and more definitive project timeframes; however, the Company acknowledges that future political determinations could have a material impact on the valuation of the reporting unit.

Despite these political impacts, the Management Services reporting unit and its competitors have been awarded Indefinite-delivery/indefinite-quantity (“IDIQ”) contracts with significant funding ceilings, although the timing of the actual funding and subsequent release of individual task orders under those contracts continues to be sporadic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[4] Goodwill and Other Intangible Assets (continued)

The net change in the carrying amount of goodwill for the year ended December 31, 2012 was primarily due to a goodwill impairment charge of $321.1 million recorded in the second quarter of 2012. See “Goodwill Impairment” below.

Goodwill Impairment

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

As part of the valuation process, the aggregate fair value of the Company was compared to its market capitalization at the valuation date in order to determine the implied control premium. The implied control premium was then compared to the control premiums paid in recent transactions within the industry. The Company’s implied market control premium of 35.6% and 64.5%, as of the fourth quarter of 2013 and fourth quarter of 2012 valuation, respectively, were determined to be in an acceptable range of market transactions observed in the construction and engineering industry in the past several years.

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

Weighted average cost of capital rates used to discount the projected cash flows were developed via the capital asset pricing model which is primarily based upon market inputs. The Company used discount rates that management felt were an accurate reflection of the risks associated with the forecasted cash flows of its respective reporting units. Weighted average cost of capital inputs ranged from 13.5% - 15.5% for the Company’s reporting units. Since the Company’s 2012 annual impairment analysis, the weighted average cost of capital rates were positively impacted by broader market conditions including the recent rise in comparable companies within the construction industry.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[4] Goodwill and Other Intangible Assets (continued)

With regard to the Company’s reporting units, the carrying values of the Company’s Civil, Building, and Management Services reporting units were greater than their fair values, and as such, the Company performed the second step of the goodwill impairment test for these reporting units which resulted in goodwill impairments as discussed above. In this second step, the Company determined the fair value of the individual assets and liabilities of the reporting units that failed Step 1 and calculated the implied fair value of goodwill for those reporting units. The Company included in this calculation the valuation of assets and liabilities that would occur in a theoretical purchase price allocation of the reporting unit in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805 — Business Combinations, as well as the value of backlog, trade name, and customer relationships and the impact of deferred tax liabilities and assets arising from the fair valuation of these assets and liabilities.

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

For the Years Ended December 31, 2013, 2012 and 2011

[4] Goodwill and Other Intangible Assets (continued)

Intangible assets consist of the following:

	December 31, 2013
					Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
		(in thousands)
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(6,341)	(23,232)	44,777	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(14,315)	(16,645)	8,840	11.4 years
Construction contract backlog	73,706	(63,993)	—	9,713	3.6 years
Total	$311,456	$(84,649)	$(113,067)	$113,740

	December 31, 2012
					Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
		(in thousands)
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(3,854)	(23,232)	47,264	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(13,029)	(16,645)	10,126	11.4 years
Construction contract backlog	73,706	(54,685)	—	19,021	3.6 years
Total	$311,456	$(71,568)	$(113,067)	$126,821

Amortization expense for the years ended December 31, 2013, 2012, and 2011 totaled $13.1 million, $18.3 million and $13.1 million, respectively. At December 31, 2013, amortization expense is estimated to be $11.9 million in 2014, $5.3 million in 2015, $3.5 million in 2016, $3.5 million in 2017, $3.5 million in 2018 and $35.5 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[5] Financial Commitments

Long-term Debt

Long-term debt consists of the following:

	December 31,
	2013	2012
	(in thousands)
Senior unsecured notes due November 1, 2018 with interest rate of 7.625% payable in equal semi-annual installments beginning May 1, 2011 through November 1, 2018	$300,000	$300,000
Less unamortized debt discount based on imputed interest rate of 7.75%	(1,493)	(1,742)
Total amount, net of unamortized discount	298,507	298,258

$300.0 million revolving line of credit at lender’s prime rate (3.25%) or Euro rate, plus applicable spread rates, maturing in 2016	135,000	120,000

$200.0 million term loan including quarterly installments of principal and interest payable over a five-year period at rates as defined in the Amended Credit Agreement and the Swap Agreement	115,000	152,500

Equipment financing at rates ranging from 2.21% to 3.98% payable in equal monthly installments over a five-year period, with balloon payments totaling $8.8 million in 2016	78,055	80,297

Loan on transportation equipment with interest rate of 6.44% payable in equal monthly installments over a five-year period, with a balloon payment of $29.2 million in 2014	29,582	30,905

Lunda seller notes payable at a rate of 5% with interest payable annually and principal payable in 2016	21,750	21,750

Loan on transportation equipment at a variable LIBOR-based rate plus 2.4% payable in equal monthly installments over a seven-year period, with a balloon payment of $12.1 million in 2015	13,363	14,087

Mortgage on land and improvements at a variable LIBOR-based interest rate plus 3.00% payable in equal monthly installments over a 30-year period, with a balloon payment of $6.7 million in 2023.	9,404	—

Mortgages on land and office building, both at a variable LIBOR-based interest rate plus 2.0% with principal on both payable in equal monthly installments over seven years. The seven-year mortgages include balloon payments in 2016 of $3.0 million and $2.6 million, respectively	6,952	7,599

Mortgage on office building at a variable rate of lender’s prime rate (3.25%) less 1.0% payable in equal monthly installments over a ten-year period, with a balloon payment of $2.6 million in 2018	3,671	3,915

Mortgage on land at a fixed interest rate of 0.20% with combined principal and interest paid in twenty-four equal monthly installments plus one fixed balloon payment of $1.5 million that was paid in 2013	—	1,750

Mortgage on office building at a rate of 5.62% payable in equal monthly installments over a five-year period, with a balloon payment of $1.1 million that was paid in 2013	—	1,111

Other indebtedness	22,600	4,918
Total	733,884	737,090
Less — current maturities	(114,658)	(67,710)
Long-term debt, net	$619,226	$669,380

Principal payments required under these obligations amount to approximately $114.6 million in 2014, 87.4 million in 2015, $75.9 million in 2016, $5.5 million in 2017, $306.6 million in 2018 and $143.8 million in 2019 and beyond.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

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

The Senior Notes mature on November 1, 2018, and bear interest at a rate of 7.625% per annum, payable semi- annually in cash in arrears on May 1 and November 1 of each year, beginning on May 1, 2011. The Senior Notes are senior unsecured obligations of the Company and are guaranteed by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Amended Credit Agreement.

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

The Senior Notes are redeemable, in whole or in part, at any time on or after November 1, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to November 1, 2013, the Company could have redeemed up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 107.625% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to November 1, 2014, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes so redeemed, plus a “make whole” premium, together with accrued and unpaid interest, if any, to the redemption date.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

The Company was in compliance with the modified financial covenants of the Amended Credit Agreement for the period ended December 31, 2013.

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

The Amended Credit Agreement increases the sublimit for letters of credit from $50 million to $150 million. Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Amended Credit Agreement. The obligations under the Amended Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto. Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period. The Term Loan balance has been paid down to $115.0 million at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[5] Financial Commitments (continued)

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

The Company had $135.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2013 and $120.0 million of outstanding borrowings as of December 31, 2012. The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million as of both December 31, 2013 and 2012. Accordingly, at December 31, 2013, the Company had $164.9 million available to borrow under the Amended Credit Agreement.

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

Debt Agreements from Recent Acquisitions

In connection with the acquisition of Frontier-Kemper and GreenStar, we assumed certain debt, all of which was paid off in 2011.

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

Collateralized Loans

During 2013 and 2011, the Company entered into several equipment financing arrangements for its existing and its recently acquired equipment fleets as discussed in more detail below. The Company attempted to take advantage of the opportunity to fix low interest rates for these fleets which has provided additional cash flows available for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[5] Financial Commitments (continued)

During 2013, we obtained equipment financing totaling $25.8 million at fixed rates ranging from 2.28% to 3.09%, payable in equal monthly installments for sixty months. We obtained a mortgage loan of $9.6 million collateralized by land and improvements located in Houston, Texas, with equal monthly installments over a 30-year period at LIBOR plus 3.00% with a balloon payment of $6.7 million due in 2023.

In January of 2012, the Company obtained a mortgage loan of $2.1 million collateralized by land at a rate of 0.20% with 24 equal monthly installments of principal and interest and a balloon payment of $1.5 million that was paid in November of 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[5] Financial Commitments (continued)

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases. Future minimum rent payments under non-cancelable operating leases as of December 31, 2013 are as follows:

Amount
(in thousands)
2014	$17,886
2015	15,427
2016	10,694
2017	6,493
2018	2,864
Thereafter	6,046
Subtotal	$59,410
Less - Sublease rental agreements	(755)
$58,655

Rental expense under operating leases of construction equipment, vehicles and office space was $18,524 in 2013, $17,730 in 2012 and $15,866 in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[6] Income Taxes

Income (Loss) before taxes is summarized as follows:

	U.S.	Foreign
Year ended December 31,	Operations	Operations	Total
	(in thousands)
2013	$127,682	$11,933	$139,615
2012	$(271,683)	$3,841	$(267,842)
2011	$133,501	$3,546	$137,047

The (benefit) provision for income taxes is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Current expense:
Federal	$29,034	$19,573	$30,848
State	9,018	3,508	6,303
Foreign	4,256	1,542	1,325
Total current	42,308	24,623	38,476

Deferred (benefit) expense:
Federal	9,547	(28,157)	16,351
State	577	1,104	(3,718)
Foreign	(113)	(12)	(210)
Total deferred	10,011	(27,065)	12,423
Total (benefit) provision	$52,319	$(2,442)	$50,899

The following table is a reconciliation of the Company’s provision (benefit) for income taxes at the statutory rates to the provision (benefit) for income taxes at the Company’s effective rate.

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income expense (benefit) at statutory tax rate	$48,865	35.0%	$(93,745)	35.0%	$47,963	35.0%
State income taxes, net of federal tax benefit	6,236	4.5	3,214	(1.2)	2,529	1.8
Officers’ compensation	1,732	1.2	1,473	(0.6)	224	0.2
Domestic Production Activities Deduction	(3,641)	(2.6)	(2,246)	(2.4)	(2,321)	(4.8)
Goodwill Impairment	—	—	89,191	(33.3)	—	—
Other	(873)	(0.6)	(329)	3.4	2,504	4.9
(Benefit) provision for income taxes	$52,319	37.5%	$(2,442)	0.9%	$50,899	37.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[6] Income Taxes (continued)

The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2012 were significantly impacted by the goodwill and intangible asset impairment charge discussed in Note 4 — Goodwill and Other Intangible Assets above. Of the total goodwill and intangible asset impairment charge of $376.6 million, approximately $255.0 million pertained to goodwill that had no corresponding tax basis. The tax effect of the impairment charge resulted in a reduction in the Company’s provision for income taxes of approximately $50.2 million in 2012.

The Internal Revenue Service has completed its audit of the Company’s 2010 U.S. Federal tax return and a refund of approximately $1.1 million was received during the third quarter of 2013.

The following is a summary of the significant components of the deferred tax assets and liabilities:

	December 31,
	2013	2012
	(in thousands)
Deferred Tax Assets
Timing of expense recognition	$24,170	$28,448
Net operating losses	4,123	5,517
Other, net	5,641	8,763
Deferred tax assets	33,934	42,728
Valuation Allowance	(2,817)	(2,817)
Net deferred tax assets	31,117	39,911

Deferred Tax Liabilities
Intangible assets, due primarily to purchase accounting	(18,260)	(26,768)
Fixed assets, due primarily to purchase accounting	(79,243)	(76,095)
Construction contract accounting	(6,432)	(5,613)
Joint ventures - construction	(5,229)	(7,038)
Contested Legal Settlement	(12,012)	—
Other	(3,408)	(390)
Deferred tax liabilities	(124,584)	(115,904)

Net deferred tax liability	$(93,467)	$(75,993)

The net deferred tax liability is classified in the Consolidated Balance Sheets based on when the future benefit (expense) is expected to be realized as follows:

	December 31,
	2013	2012
	(in thousands)
Current deferred tax asset	$8,240	$10,071
Long-term deferred tax asset	22,877	29,840
Current deferred tax liability	(10,251)	(6,004)
Long-term deferred tax liability	(114,333)	(109,900)
Net deferred tax liability	$(93,467)	$(75,993)

At December 31, 2012 and December 31, 2013, the Company had a valuation allowance of $2.8 million for federal and state capital loss carry-forwards as the ultimate utilization of this item was less than “more likely than not”. The valuation allowance increased in 2012 by $2.8 million due to the capital losses realized on the sale of auction rate securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[6] Income Taxes (continued)

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. As of the years ended December 31, 2013 and December 31, 2012, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated approximately $4.3 million and $14.3 million, respectively. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company adopted the provisions of FASB ASC 740-10, Income Taxes, Accounting for Uncertainty in Income Taxes, in the first quarter of 2007. It is the Company’s policy to record any accrued interest and penalties as part of the income tax provision. During 2012, the Company recognized a net increase of $2.0 million in liabilities. The amount of gross unrecognized tax benefits as of December 31, 2012 is $4.0 million. Included in this liability is $0.3 million of related interest. During 2013, the Company recognized a net increase of $1.4 million in liabilities. The amount of gross unrecognized tax benefits as of December 31, 2013 is $5.5 million. Included in this liability is $0.5 million of related interest. The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit is as follows (in thousands):

Gross unrecognized tax benefit balance at January 1, 2011:	$1,150
Add:
Additions based on tax positions related to current year	875
Additions/reductions for tax positions of prior years	47
Less:
Reductions for tax positions of prior years (expiration of statute of limitations)	(29)
Gross unrecognized tax benefit balance at December 31, 2011:	$2,043

Gross unrecognized tax benefit balance at January 1, 2012:	$2,043
Add:
Additions based on tax positions related to current year	1,281
Additions/reductions for tax positions of prior years	1,857
Less:
Reductions for tax positions of prior years (expiration of statute of limitations)	(1,158)
Gross unrecognized tax benefit balance at December 31, 2012:	$4,023

Gross unrecognized tax benefit balance at January 1, 2013:	$4,023
Add:
Additions based on tax positions related to current year	1,254
Additions/reductions for tax positions of prior years	182
Less:
Reductions for tax positions of prior years (expiration of statute of limitations)	—
Gross unrecognized tax benefit balance at December 31, 2013:	$5,459

The company records interest and penalties related to an unrecognized tax benefit in income tax expenses. Interest expense of $0.2 million was recorded during 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[7] Other Assets, Other Long-term Liabilities and Other Income (Expense), Net

Other Assets, Other Long-term Liabilities and Other Income (Expense), Net consist of the following:

	December 31,
	2013	2012
	(in thousands)
Other Assets
Insurance claim receivable (1)	$34,839	$39,309
Deferred income taxes	22,877	29,840
Deferred costs	7,711	11,150
Mineral reserves	3,199	3,199
Deposits	677	997
Other long-term assets	6,311	1,223
	$75,614	$85,718
Other Long-term Liabilities
Acquisition related liabilities	$51,102	$50,624
Insurance claim payable (1)	34,774	39,309
Pension liability	19,831	35,472
Employee benefit related liabilities	2,536	3,524
Mineral royalties payable	1,727	1,859
Deferred lease incentive	1,143	1,241
Subcontractor insurance program	—	962
Other	6,745	6,005
	$117,858	$138,996

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Other Income (Expense), Net
Interest income	$8,745	$2,842	$2,764
Gain on sale of property used in operations	—	456	726
Adjustment of investments to fair value	—	—	(4,750)
Adjustment of acquisition related liabilities	(26,374)	(256)	7,296
Amortization of deferred costs	(1,844)	(1,585)	(1,399)
Bank fees	(1,559)	(2,090)	(1,549)
Realized loss on sale of investments, net	72	(2,699)	(10)
Miscellaneous income (expense), net	2,385	1,475	1,343
	$(18,575)	$(1,857)	$4,421

(1) Insurance claims receivable and the corresponding insurance claims payable represent expected insurable loss amounts to be received from the insurance carriers and to be paid in claims respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

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

The Company historically has used the date of its fiscal year-end as its measurement date to determine the funded status of the plan.

A summary of net periodic benefit cost is as follows:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Interest cost on projected benefit obligation	$3,710	$4,011	$4,526
Return on plan assets	(4,509)	(4,783)	(5,046)
Recognized net actuarial losses	6,330	5,487	4,050
Net periodic benefit cost	$5,531	$4,715	$3,530

Actuarial assumptions used to determine net cost:
Discount rate	3.58%	4.10%	5.18%
Expected return on assets	6.75%	7.00%	7.50%
Rate of increase in compensation	n.a.	n.a.	n.a.

The target asset allocation for the Company’s pension plan by asset category for 2014 and the actual asset allocation at December 31, 2013 and 2012 by asset category are as follows:

	Percentage of Plan Assets at December 31,
	Target
	Allocation
Asset Category	2014	2013	2012
Cash	5.0%	5.2%	6.6%
Equity securities:
Domestic	65.0%	63.4%	67.5%
International	25.0%	25.9%	20.8%
Fixed income securities	5.0%	5.5%	5.1%
Total	100.0%	100.0%	100.0%

The Company’s target allocation for 2014 will include 65.0% domestic equity securities, 25.0% international equity securities, and 5.0% fixed income securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[8] Employee Benefit Plans (continued)

As of December 31, 2013 and 2012, plan assets included approximately $44.7 million and $44.3 million, respectively, of investments in hedge funds which do not have readily determinable fair values. The underlying holdings of the funds are comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.

The Company expects to contribute approximately $2.8 million to its defined benefit pension plan in 2014. Future benefit payments under the plans are estimated as follows:

Year ended December 31,	(in thousands)

2014	$6,046
2015	6,158
2016	6,174
2017	6,178
2018	6,293
Thereafter	31,554
$62,403

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[8] Employee Benefit Plans (continued)

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2013 and 2012, and a summary of the funded status as of December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
	(in thousands)
Change in Fair Value of Plan Assets
Balance at beginning of year	$66,137	$62,105
Actual return on plan assets	8,545	3,621
Company contribution	3,478	5,780
Benefit payments	(5,543)	(5,369)
Balance at end of year	$72,617	$66,137

	Year ended December 31,
	2013	2012
	(in thousands)
Change in Benefit Obligations
Balance at beginning of year	$105,320	$100,656
Interest cost	3,710	4,011
Assumption change loss	(9,627)	6,031
Actuarial (gain) loss	1,318	(9)
Benefit payments	(5,543)	(5,369)
Balance at end of year	$95,178	$105,320

	At December 31,
	2013	2012
	(in thousands)
Funded Status
Funded status at December 31,	$(22,561)	$(39,183)

Amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(194)	$(187)
Long-term liabilities	(22,367)	(38,996)

Net amount recognized in Consolidated Balance Sheets	$(22,561)	$(39,183)

	Year ended December 31,
	2013	2012
	(in thousands)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Net actuarial loss	$(42,261)	$(60,935)
Accumulated other comprehensive loss	(42,261)	(60,935)
Cumulative Company contributions in excess of net periodic benefit cost	19,700	21,752
Net amount recognized in Consolidated Balance Sheets	$(22,561)	$(39,183)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[8] Employee Benefit Plans (continued)

The net actuarial gain arising during the period, netted against the amortization of the previously existing actuarial loss resulted in a net other comprehensive gain of $18.7 million in 2013, and a net comprehensive loss of $1.7 million in 2012 and $14.8 million in 2011. Other comprehensive loss attributable to a change in the unfunded projected benefit obligation amounted to a net increase of $44.5 million recognized in prior years. The cumulative net amount of $42.3 million represents the excess of the projected benefit obligations of the Company’s pension plans over the fair value of the plans’ assets as of December 31, 2013, compared to $19.7 million of contributions in excess of the net periodic benefit cost previously recognized. The net amount of $22.6 million is reflected as a liability as of December 31, 2013 with the offset being a reduction in stockholders’ equity. Adjustments to the amount of this pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company’s pension plans.

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2014 is $4.3 million.

	Year ended December 31,
	2013	2012
Actuarial assumptions used to determine benefit obligation:
Discount rate	4.47%	3.58%
Rate of increase in compensation	n.a.	n.a.
Measurement date	December 31	December 31

The expected long-term rate of return on assets assumption remained at 6.75% for 2013 and 2014. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the Company’s target asset allocation and full availability of invested assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[8] Employee Benefit Plans (continued)

The following table sets forth the plan assets at fair value in accordance with the fair value hierarchy described in Note 3 — Fair Value Measurements:

	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
At December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Total Value
	(in thousands)
Cash and cash equivalents	$3,762	$—	$—	$3,762
Fixed Income	4,000	—	—	4,000
Mutual Funds	13,234	—	—	13,234
Equity Partnerships	—	6,876	—	6,876
Hedge Fund Investments:	—
Cash	527	—	—	527
Long-Short Equity Fund	—	14,566	11,655	26,221
Event Driven Fund	—	5,928	8,752	14,680
Distressed Credit	—	—	1,429	1,429
Multi-Strategy Fund	—	—	1,888	1,888
Total	$21,523	$27,370	$23,724	$72,617

	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
At December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total Value
	(in thousands)
Cash and cash equivalents	$4,386	$—	$—	$4,386
Fixed Income	3,368	—	—	3,368
Mutual Funds	8,230	—	—	8,230
Equity Partnerships	—	5,823	—	5,823
Hedge Fund Investments:
Cash	2,591	—	—	2,591
Long-Short Equity Fund	—	9,826	9,992	19,818
Event Driven Fund	—	6,542	7,152	13,694
Distressed Credit	—	2,829	2,559	5,388
Multi-Strategy Fund	—	889	1,950	2,839
Total	$18,575	$25,909	$21,653	$66,137

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[8] Employee Benefit Plans (continued)

The table below sets forth a summary of changes in the fair value of the Level 3 assets:

	Changes in Fair Value of Level 3 Assets
	Long-
	Short	Event		Multi-
	Equity	Driven	Distressed	Strategy
	Fund	Fund	Credit	Fund	Total
	(in thousands)
Balance, December 31, 2012	$9,992	$7,152	$2,559	$1,950	$21,653
Realized gains	—	—	(7)	(5)	(12)
Unrealized gains	2,971	1,252	158	223	4,604
Purchases	1,343	459	6	9	1,817
Sales	—	—	(517)	(378)	(895)
Transfer to Level 2 (1)	(3,443)	—	—	—	(3,443)
Balance, December 31, 2013	$10,863	$8,863	$2,199	$1,799	$23,724

(1) The transfer of $3.4 million from Level 3 to Level 2 was comprised of certain hedge funds that became redeemable within 90 days from December 31, 2013.

	Changes in Fair Value of Level 3 Assets
	Long-
	Short	Event		Multi-
	Equity	Driven	Distressed	Strategy
	Fund	Fund	Credit	Fund	Total
	(in thousands)
Balance, December 31, 2011	$12,821	$7,126	$6,252	$3,530	$29,729
Realized gains	—	—	5	2	7
Unrealized gains	1,624	522	365	173	2,684
Purchases	5,555	3,798	20	19	9,392
Sales	—	—	(894)	(773)	(1,667)
Transfer to Level 2 (2)	(10,008)	(4,294)	(3,189)	(1,001)	(18,492)
Balance, December 31, 2012	$9,992	$7,152	$2,559	$1,950	$21,653

(2) The transfer of $18.5 million from Level 3 to Level 2 was comprised of certain hedge funds that became redeemable within 90 days from December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[8] Employee Benefit Plans (continued)

The Company’s plans have benefit obligations in excess of the fair value of the plans’ assets. The following table provides information relating to each of the plans’ benefit obligations compared to the fair value of its assets:

	At December 31, 2013			At December 31, 2012
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
	Plan	Plan	Total	Plan	Plan	Total
	(in thousands)
Projected benefit obligation	$91,946	$3,232	$95,178	$101,796	$3,524	$105,320
Accumulated benefit obligation	$91,946	$3,232	$95,178	$101,796	$3,524	$105,320
Fair value of plan assets	$72,617	$—	$72,617	$66,137	$—	$66,137

Projected benefit obligation greater than fair value of plan assets	$19,329	$3,232	$22,561	$35,659	$3,524	$39,183

Accumulated benefit obligation greater than fair value of plan assets	$19,329	$3,232	$22,561	$35,659	$3,524	$39,183

Section 401(k) Plans

The Company has several contributory Section 401(k) plans which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision approximated $3.8 million in 2013, $3.8 million in 2012 and $4.2 million in 2011. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

Cash-Based Compensation Plans

The Company has multiple cash-based compensation plans and a stock-based incentive compensation plan for key employees which are generally based on the Company’s achievement of a certain level of profit. For information on the Company’s stock-based incentive compensation plan, see Note 11 — Stock-Based Compensation.

Multiemployer Plans

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The Company’s participation in the plans that it considers to be significant for the years ended December 31, 2013 and 2012, is outlined in the tables below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2013 and 2012 is for the plan’s year-end at December 31, 2012, and December 31, 2011, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Finally, the acquisitions of Fisk, Anderson, Frontier-Kemper, WDF, FSE, Nagelbush, Lunda, and Becho during 2011 have increased the number of employees covered by the Company’s multiemployer plans and contributions made. Aside from these acquisitions, there were no other significant changes that affect the comparability of 2011 through 2013 contributions. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, only upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[8] Employee Benefit Plans (continued)

		Pension Protections Act		FIP/RP Status	Company Contributions							Expiration Date of Collective
	EIN/Pension	Zone Status		Pending Or	(amounts in millions)						Surcharge	Bargaining
Pension Fund	Plan Number	2013	2012	Implemented	2013		2012		2011		Imposed	Agreement
Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Account	13-6123601/001	Green	Green	No	13.4	(b)	12.9	(b)	6.3	(a)	No	5/8/2016

Steamfitters Industry Pension Fund	13-6149680/001	Yellow	Yellow	Implemented	4.3	(b)	3.5	(b)	3.5	(a)	No	6/30/2014

Excavators Union Local 731 Pension Fund	13-1809825/002	Green	Green	No	3.2		3.3		2.9		No	6/30/2016

Carpenters Pension Trust Fund for Northern California	94-6050970/001	Red	Red	Implemented	2.1		2.3		1.4		No	6/30/2015

(a) Amounts pertaining to plans from one of the Company’s newly acquired entities during 2011.

(b) These amounts exceeded 5% of the respective total plan contributions.

In addition to the individually significant plans described above, the Company also contributed approximately $31.6 million in 2013, $29.9 million in 2012 and $29.8 million in 2011 to other multiemployer pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others, which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties. In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest. In the remanded proceedings, the Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3.0 million after deducting $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP. The parties filed post-trial motions for costs and fees. The Court ruled that TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees. TSP is appealing the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its sureties’ request for attorneys’ fees. LAMTA subsequently filed its notice of cross-appeal. All appellate briefing has been concluded and, in March 2012, the Court finalized the preparation of the record for the Court of Appeal; opening briefs were filed in August 2012 for the main appeal and September 2012 for the appeal of the Court’s denial of attorneys’ fees to TSP and its sureties. It is anticipated the hearing before the Court of Appeal will take place in 2014.

The Company does not expect this matter to have any material effect on its consolidated financial statements.

Perini/Kiewit/Cashman Joint Venture-Central Artery/Tunnel Project Matter

Perini/Kiewit/Cashman Joint Venture (“PKC”), a joint venture in which the Company holds a 56% interest and is the managing partner, is currently pursuing a series of claims, instituted at different times since 2000, for additional contract time and/or compensation against the Massachusetts Highway Department (“MHD”) for work performed by PKC on a portion of the Central Artery/Tunnel (“CA/T”) project in Boston, Massachusetts. During construction, MHD ordered PKC to perform changes to the work and issued related direct cost changes with an estimated value, excluding time delay and inefficiency costs, in excess of $100 million. In addition, PKC encountered a number of unforeseen conditions during construction that greatly increased PKC’s cost of performance. MHD has asserted counterclaims for liquidated damages and back charges.

Certain of PKC’s claims have been presented to a Disputes Review Board (“DRB”), which consists of three construction experts chosen by the parties. To date, five DRB panels issued several awards and interim decisions in favor of PKC’s claims, amounting to total awards to PKC in excess of $128 million plus interest, of which $110 million were binding awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[9] Contingencies and Commitments (continued)

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

In February 2012, PKC received a $22 million payment for an interest award associated with the Second DRB panel’s awards to PKC. In January 2013, PKC received a $14.8 million payment for back charges and interest associated with the Fourth DRB panel’s awards to PKC that were confirmed.

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

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, seeking damages in the amount of $53.8 million. In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT which resulted in an amount of $0.5 million payable to the Company and formally closed out the project, which allowed the Company’s claim to be re-filed. The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012. In May 2012, the NYSDOT served its answer and counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to disadvantaged business enterprise (“DBE”) requirements for the project. Discovery is ongoing. The Company does not expect the counterclaim to have any material effect on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[9] Contingencies and Commitments (continued)

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

In June 2013, PTJV and FM reached an agreement to settle the dispute for which payment was received in August 2013. The Company has included the impact of the settlement in its balance sheet, statement of cash flows, and results of operations as of and for the twelve months ended December 31, 2013.

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

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC, and this transaction closed in February 2010. As a result of a July 2010 ruling relating to certain priming liens, there was approximately $125 million set aside from this sale, which is available for distribution to satisfy the creditor claims based on seniority. At that time, the total estimated sustainable lien amount was approximately $350 million. The project lender filed suit against the mechanic’s lien claimants, including DMI and Fisk, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender’s claims against the property. The Nevada Supreme Court ruled in October 2012 in an advisory opinion at the request of the Bankruptcy Court that lien priorities would be determined in favor of the mechanic lien holders under Nevada law.

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The agreed upon settlement did not have an impact on the Company’s recorded accounting position as of the period ended December 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[9] Contingencies and Commitments (continued)

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

During July 2013, a settlement was reached for $39.8 million related to outstanding receivables for various subcontractors, which included consideration for, and brought resolution to, disputes between the Company’s subsidiaries Fisk and DMI and MGM. Payment was received in August 2013. The Company has included the impact of the settlement in its balance sheet, statement of cash flows, and results of operations as of and for the twelve months ended December 31, 2013.

As of December 2013, MGM has reached agreements with subcontractors to settle $348 million of amounts previously billed to MGM. The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit. As of December 2013, the Company had approximately $165.7 million recorded as contract receivables for amounts due and owed to the Company. As of December 2013, the Company’s mechanic’s lien against the project was $166.8 million.

The Parties participated in a Court ordered settlement conference in December 2013 and reached a confidential settlement in January 2014, primarily around non-Harmon related issues.

The April 2014 trial date has been vacated and will be reset after the Court rules on other matters.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[9] Contingencies and Commitments (continued)

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.75 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses. The Company’s motion to dismiss the City’s counterclaims was granted and is currently under appeal.

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

During the twelve months ended December 31, 2013, Westgate provided payment to TSC for the replacement OCIP insurance policies bringing resolution to that matter. On September 25, 2013, the Court entered judgment in favor of TSC confirming the previous ruling reached in February 2013. During a hearing in January 2014, the Court granted TSC’s motion for approximately $5.8 million of legal fees, while the Court’s award on pre-judgment interest is still pending.

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

100th Street Bus Depot Matter

The Company constructed the 100th Street Bus Depot for the New York City Transit Authority (“NYCTA”) in New York. Prior to receiving notice of final acceptance from the NYCTA, this project experienced a failure of the brick facade on the building due to faulty subcontractor work. The Company has not yet received notice of final acceptance of this project from the NYCTA. The Company contends defective structural installation by the Company’s steel subcontractor caused or was a causal factor of the brick facade failure.

The Company tendered its claim to the NYCTA OCIP and to Chartis Claims, Inc. (“Chartis”), its insurance carrier. Coverage was denied in January 2011. The OCIP and general liability carriers filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[9] Contingencies and Commitments (continued)

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

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable. In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses. In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range. As of December 31, 2013, there were no changes in facts or circumstances that led management to believe that there were any changes to the probability of outcomes. The amount of payments in excess of the established contingent liability is recorded in Accounts Receivable on the Company’s Consolidated Balance Sheet as of December 31, 2013. Estimating and recording future outcomes of litigation proceedings require significant judgment and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company’s financial results. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[9] Contingencies and Commitments (continued)

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

[10] Capital Stock

(a) Common Stock

On September 8, 2008, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 40 million shares to 75 million shares. On the same day, the Company acquired all of the outstanding shares of Tutor-Saliba in exchange for 22,987,293 shares of the Company’s common stock. These shares are subject to certain liquidation restrictions contained in a shareholders agreement between Mr. Tutor, the Company and other former Tutor-Saliba shareholders. As of December 31, 2013, Mr. Tutor had beneficial ownership of approximately 8,306,375 shares of the Company’s common stock.

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

(c) Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock. At December 31, 2013 and 2012, there were no preferred shares issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[11] Stock-Based Compensation

Tutor Perini Corporation Long-Term Incentive Plan

The Company is authorized to grant up to 6,900,000 stock-based compensation awards to key executives, employees and directors of the Company under the Tutor Perini Corporation Long-Term Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock unit awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors who also administers the Plan.

A total of 330,286 shares of common stock are available for future grant under the Plan at December 31, 2013.

Restricted Stock Unit Awards

Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. Upon vesting, each award is exchanged for one share of the Company’s common stock. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. As of December 31, 2013, the Compensation Committee has approved the grant of an aggregate of 5,188,333 restricted stock unit awards to eligible participants.

The restricted stock unit awards granted in 2013, 2012 and 2011 had weighted-average grant date fair values of $19.87, $14.39 and $19.03, respectively. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of grant.

The following table presents the compensation expense recognized related to the restricted stock unit awards which is included in general and administrative expenses in the Consolidated Statements of Operations:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Restricted Stock Compensation Expense	$4.9	$7.1	$5.7
Related Income Tax Benefit	$1.9	$1.5	$2.5

As of December 31, 2013, there was $2.4 million of unrecognized compensation expense related to the unvested restricted stock unit awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[11] Stock-Based Compensation (continued)

During 2013, the Compensation Committee established the 2013 performance targets for 181,668 restricted stock units awarded in 2009 and 2010, and for 65,000 restricted stock units awarded in 2013. During 2013, the Compensation Committee approved the award of 312,500 new restricted stock units.

A summary of restricted stock unit awards activity during the year ended December 31, 2013 is as follows:

				Aggregate
		Weighted Average		Intrinsic
	Number	Grant Date		Value
	of Shares	Fair Value		(in thousands)
Total Granted and Unvested - January 1, 2013	1,141,666	$18.12		$15,641
Vested	(849,999)	$19.91		$17,505
Granted	246,668	$19.87		$6,487
Forfeited	(176,667)	$13.66		—
Total Granted and Unvested	361,668	$17.30		$9,512
Approved for grant	957,500		(a)	$25,182
Total Awarded and Unvested — December 31, 2013	1,319,168	n.a.		$34,694

(a)         Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested restricted stock unit awards at December 31, 2013 are scheduled to vest as follows, subject where applicable to the achievement of performance targets. As described above, certain performance targets have not yet been established.

Number
Vesting Date	of Awards

2014	286,668
2015	342,500
2016	202,500
2017	442,500
2018	36,000
2019	9,000
Total	1,319,168

Approximately 150,000 of the unvested restricted stock unit awards will vest based on the satisfaction of service requirements and 1,169,168 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[11] Stock-Based Compensation (continued)

period. The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of December 31, 2013, the Compensation Committee has approved an aggregate of 2,535,465 stock option awards to eligible participants.

The stock option awards granted in 2013, 2012 and 2011 had weighted-average grant date fair values of $7.90, $5.65 and $9.31, respectively. The grant date fair value is determined based on the Black-Scholes option pricing model as discussed below.

The following table presents the compensation expense recognized related to stock option grants which is included in general and administrative expenses in the Consolidated Statements of Operations:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Stock Option Compensation Expense	$1.7	$2.4	$3.1
Related Income Tax Benefit	$0.7	$1.0	$1.3

As of December 31, 2013, there was $979,000 of unrecognized compensation expense related to the outstanding stock option grants which, absent significant forfeitures in the future, is expected to be recognized over a weighted- average period of approximately 2.0 years.

During 2013, the Compensation Committee established the 2013 performance targets for 150,000 stock options awarded in 2009 and 50,000 stock options awarded in 2013. During 2013, the Compensation Committee approved the award of 170,000 new stock options.

A summary of stock option activity during the year ended December 31, 2013 is as follows:

		Weighted Average
	Number	Grant Date		Exercise
	of Shares	Value		Price
Total Granted and Outstanding - January 1, 2013	1,315,465	$9.72		$18.91
Granted	200,000	$7.90		$20.80
Exercised	(80,465)	$6.71		$13.16
Forfeited	(140,000)	$6.76		—
Total Granted and Outstanding	1,295,000	$9.94		$20.20
Approved for grant	800,000		(a)	$12.61
Total Awarded and Outstanding — December 31, 2013	2,095,000	n.a.		$17.30

(a)  Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 1,045,000 options that have vested and were exercisable at December 31, 2013 at a weighted average exercise price of $20.41 per share.

Of the remaining options outstanding, approximately 50,000 will vest based on the satisfaction of service requirements and 1,000,000 will vest based on the satisfaction of both service requirements and the achievement of performance targets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[11] Stock-Based Compensation (continued)

At December 31, 2013, the outstanding options of 1,295,000 had an intrinsic value of $7.9 million and a weighted- average remaining contractual life of 5.6 years.

The following table details the key assumptions used in estimating the grant date fair values of stock option awards granted during 2013, 2012 and 2011 based on the Black-Scholes option pricing model:

	Grant dates established during
	2013		2012		2011
Awarded during	2013	2009 (1)	2012	2009 (1)	2011	2011	2011	2009 (1)

Number of options	50,000	150,000	15,000	150,000	140,000	30,000	40,465	150,000
Risk-free interest rate	1.64%	0.48%	1.12%	0.88%	1.13%	1.25%	0.89%	2.74%
Expected life of options (years)	5.7	3.6	7.3	4.4	6.0	6.5	5.0	6.5
Expected volatility of underlying stock	51.81%	51.00%	50.59%	53.89%	49.86%	48.70%	51.62%	46.94%
Expected quarterly dividends (per share)	—	—	—	—	—	—	—	—

(1) During 2009, the Compensation Committee approved the award of 750,000 stock options that vest in five equal annual installments from 2010 to 2014 subject to the achievement of pre-tax income performance targets established by the Compensation Committee for fiscal years 2009 to 2013. The Compensation Committee has established the performance targets for fiscal years 2011, 2012 and 2013, and these tranches were deemed granted for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[12] Unaudited Quarterly Financial Data

The following table presents selected unaudited quarterly financial data for each full quarterly period of 2013 and 2012:

(in thousands, except per share amounts)

	First	Second	Third	Fourth
Year ended December 31, 2013	Quarter	Quarter	Quarter	Quarter
Revenues	$992,928	$1,053,065	$1,030,388	$1,099,291
Gross profit	$100,357	$105,955	$120,857	$139,735
Income (loss) from construction operations	$36,079	$39,474	$58,094	$70,175
Income (loss) before income taxes	$23,916	$25,157	$37,035	$53,507
Net (loss) income	$14,800	$15,478	$23,759	$33,259

(Loss) earnings per share:
Basic	$0.31	$0.32	$0.50	$0.69
Diluted	$0.31	$0.32	$0.49	$0.68

	First	Second		Third	Fourth
Year ended December 31, 2012	Quarter	Quarter		Quarter	Quarter
Revenues	$912,534	$985,346		$1,099,393	$1,114,198
Gross profit	$86,159	$87,061		$115,463	$126,449
Income from construction operations	$16,963	$(354,174	)(a)	$54,676	$60,724
Income before income taxes	$3,573	$(363,695)		$44,182	$48,098
Net income	$(1,203)	$(348,423)		$42,591	$41,635

Earnings per share:
Basic	$(0.03)	$(7.35)		$0.90	$0.88
Diluted	$(0.03)	$(7.35)		$0.88	$0.86

(a) includes pre-tax goodwill and intangible asset impairment of $376.6 million.

[13] Business Segments

The Company’s chief operating decision maker is the Chairman and Chief Executive Officer who decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from operations and cash flow.

As discussed in Note 4 — Goodwill and Other Intangible Assets, the Company completed a reorganization in 2011 which resulted in the formation of the Specialty Contractors reporting segment. The Specialty Contractors reporting segment consists of the following subsidiary companies: WDF, FSE, Nagelbush, Fisk, DMI (all previously included in the Building reporting segment), and Superior Gunite (previously included in the Civil reporting segment). The reorganization enabled the Company to focus on vertical integration through increased self-performed work capabilities while maintaining the specialty contractors business with third parties, and strengthened the Company’s position as a full-service contractor with greater control over scheduled delivery and risk management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[13] Business Segments (continued)

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2013, 2012 and 2011. In accordance with the accounting guidance on segment reporting, the Company has restated comparative prior period information for the reorganized reportable segments in the tables below.

	Reportable Segments
			Specialty	Management				Consolidated
(in thousands)	Civil	Building	Contractors	Services	Totals	Corporate		Total
2013
Total Revenues	$1,423,772	$1,537,227	$1,182,844	$181,076	$4,324,919	$—		$4,324,919
Elimination of intersegment revenues	(77,954)	(67,008)	(567)	(3,718)	(149,247)	—		(149,247)
Revenues from external customers	$1,345,818	$1,470,219	$1,182,277	$177,358	$4,175,672	$—		$4,175,672
Income from construction operations	$167,868	$23,799	$49,008	$10,579	$251,254	$(47,432)		$203,822

Assets	$1,295,713	$610,431	$727,303	$187,864	$2,821,311	$576,127	(b)	$3,397,438
Capital Expenditures	$29,497	$1,555	$4,137	$3,103	$38,292	$6,999		$45,291

2012
Total Revenues	$1,290,610	$1,478,508	$1,183,518	$241,483	$4,194,119	$—		$4,194,119
Elimination of intersegment revenues	(42,329)	(10,598)	(481)	(29,240)	(82,648)	—		(82,648)
Revenues from external customers	$1,248,281	$1,467,910	$1,183,037	$212,243	$4,111,471	$—		$4,111,471
(Loss) Income from construction operations:
Before impairment charge	$112,584	$(4,098)	$79,080	$12,291	$199,857	$(45,094	)(a)	$154,763
Impairment charge	(65,503)	(282,608)	(11,489)	(16,974)	(376,574)	—		(376,574)
Total	$47,081	$(286,706)	$67,591	$(4,683)	$(176,717)	$(45,094)		$(221,811)

Assets	$1,046,712	$669,780	$672,074	$180,145	$2,568,711	$727,699	(b)	$3,296,410
Capital Expenditures	$27,037	$1,682	$10,201	$1,791	$40,711	$2,691		$43,402

2011
Total Revenues	$896,896	$1,952,030	$802,535	$275,975	$3,927,436	$—		$3,927,436
Elimination of intersegment revenues	(11,651)	(126,562)	(75)	(72,831)	(211,119)	—		(211,119)
Revenues from external customers	$885,245	$1,825,468	$802,460	$203,144	$3,716,317	$—		$3,716,317
Income from construction operations	$78,546	$46,262	$65,582	$22,322	$212,712	$(44,336	)(a)	$168,376

Assets	$1,102,471	$1,125,632	$597,986	$182,583	$3,008,672	$604,455	(b)	$3,613,127
Capital Expenditures	$49,892	$1,293	$4,727	$8,020	$63,932	$4,419		$68,351

(a) Primarily consist of corporate general and administrative expenses.

(b) Principally consist of cash and cash equivalents, corporate transportation equipment, construction equipment, and other investments available for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[13] Business Segments (continued)

Information concerning principal geographic areas is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Revenues
United States	$4,000,380	$3,925,733	$3,508,349
Foreign and U.S. Territories	175,292	185,738	207,968
Total	$4,175,672	$4,111,471	$3,716,317

Income (loss) from construction operations
United States	$238,989	$(195,457)	$184,268
Foreign and U.S. Territories	12,265	18,740	28,444
Corporate	(47,432)	(45,094)	(44,336)
Total	$203,822	$(221,811)	$168,376

	At December 31,
	2013	2012	2011
	(in thousands)
Assets
United States	$3,182,706	$3,107,808	$3,460,470
Foreign and U.S. Territories	214,732	188,602	152,657
Total	$3,397,438	$3,296,410	$3,613,127

Income from construction operations has been allocated geographically based on the location of the job site.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

[14] Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s chairman and chief executive officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expire on July 31, 2016. Lease expense for these leases, recorded on a straight-line basis, was $2.5 million for the year ended December 31, 2013 and $2.3 million for the years ended December 31, 2012 and 2011.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. Currently the Company has a 30% interest in a joint venture with O&G as the sponsor involving a highway construction project for the State of Connecticut, with an estimated total contract value of approximately $368 million, scheduled for completion in 2017. Under this arrangement, O&G provides project-related equipment and services directly to the customer (on customary trade terms). In accordance with the joint venture agreement, payments to O&G for equipment and services for each of the years ended December 31, 2013, December 31, 2012 and December 31, 2011 were $6.9, $6.3 and $2.9 million, respectively. O&G’s cumulative holdings of the Company’s stock as of December 31, 2013 and 2012 were 600,000 shares, or 1.24% and 1.26%, respectively, of total common shares outstanding at December 31, 2013 and 2012.

The Company had periodically utilized flight services from JF Aviation, LLC. James A. Frost is the Owner of JF Aviation, LLC and serves as Executive Vice President and Chief Executive Officer of the Company’s Civil segment. During the year ended December 31, 2012, the transaction amounted to approximately $0.4 million. The Company did not utilize the services of JF Aviation in 2013.

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2013

(in thousands)

[15] Separate Financial Information of Subsidiary Guarantors of Indebtedness

As discussed in Note 5 — Financial Commitments, the Company’s obligation to pay principal and interest on its 7.625% senior unsecured notes due November 1, 2018, is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Amended Credit Agreement (the “Guarantors”). The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.

The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer of the senior unsecured notes, the Guarantors and the Company’s non- guarantor subsidiaries on a combined basis.

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2013

(in thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$88,995	$18,031	$12,897	$—	$119,923
Restricted cash	18,833	8,040	15,721	—	42,594
Accounts receivable, including retainage	208,227	1,126,012	47,958	(90,951)	1,291,246
Costs and estimated earnings in excess of billings	99,779	505,979	152	(32,662)	573,248
Deferred income taxes	—	15,866	—	(7,626)	8,240
Other current assets	37,605	26,234	24,462	(37,632)	50,669
Total current assets	453,439	1,700,162	101,190	(168,871)	2,085,920

Long-term investments	46,283	—	—	—	46,283
Property and equipment, net	77,562	415,993	4,570	—	498,125
Intercompany notes and receivables	—	428,190	—	(428,190)	—
Other assets:
Goodwill	—	577,756	—	—	577,756
Intangible assets, net	—	113,740	—	—	113,740
Investment in subsidiaries	2,181,280	29	50	(2,181,359)	—
Other	70,269	10,528	—	(5,183)	75,614
Total assets	$2,828,833	$3,246,398	$105,810	$(2,783,603)	$3,397,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$50,578	$64,080	$—	$—	$114,658
Accounts payable, including retainage	162,292	677,997	6,039	(88,103)	758,225
Billings in excess of costs and estimated earnings	90,267	177,285	34	—	267,586
Accrued expenses and other current liabilities	58,232	99,257	48,369	(47,841)	158,017
Total current liabilities	361,369	1,018,619	54,442	(135,944)	1,298,486

Long-term debt, less current maturities	575,356	84,053	—	(40,183)	619,226
Deferred income taxes	107,448	6,885	—	—	114,333
Other long-term liabilities	114,677	3,181	—	—	117,858
Intercompany notes and advances payable	422,448	—	23,462	(445,910)	—

Contingencies and commitments

Stockholders’ Equity	1,247,535	2,133,660	27,906	(2,161,566)	1,247,535
Total liabilities and stockholders’ equity	$2,828,833	$3,246,398	$105,810	$(2,783,603)	$3,397,438

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2012

(in thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$64,663	$74,385	$29,008	$—	$168,056
Restricted cash	30,236	8,481	—	—	38,717
Accounts receivable	177,856	1,121,098	1,088	(75,429)	1,224,613
Costs and estimated earnings in excess of billings	111,821	377,132	152	(24,103)	465,002
Deferred income taxes	—	15,823	—	(5,752)	10,071
Other current assets	26,461	49,993	2,891	(3,957)	75,388
Total current assets	411,037	1,646,912	33,139	(109,241)	1,981,847

Long-term investments	46,283	—	—	—	46,283
Property and equipment, net	64,248	416,006	4,841	—	485,095
Intercompany notes and receivables	—	493,277	—	(493,277)	—
Other assets:
Goodwill	—	570,646	—	—	570,646
Intangible assets, net	—	126,821	—	—	126,821
Investment in subsidiaries	2,122,116	134	50	(2,122,300)	—
Other	81,198	9,058	35,375	(39,913)	85,718
Total assets	$2,724,882	$3,262,854	$73,405	$(2,764,731)	$3,296,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$42,589	$25,121	$—	$—	$67,710
Accounts payable	97,834	698,015	156	(99,532)	696,473
Billings in excess of costs and estimated earnings	95,657	206,070	34	—	301,761
Accrued expenses and other current liabilities	30,545	108,589	38,901	(9,709)	168,326
Total current liabilities	266,625	1,037,795	39,091	(109,241)	1,234,270

Long-term debt, less current maturities	603,371	105,922	—	(39,913)	669,380
Deferred income taxes	102,138	7,762	—	—	109,900
Other long-term liabilities	134,874	4,122	—	—	138,996
Intercompany notes and advances payable	474,010	—	19,267	(493,277)	—

Contingencies and commitments

Stockholders’ Equity	1,143,864	2,107,253	15,047	(2,122,300)	1,143,864
	$2,724,882	$3,262,854	$73,405	$(2,764,731)	$3,296,410

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013

(in thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$680,440	$3,315,608	$—	$179,624	$4,175,672
Cost of operations	590,675	2,960,569	(22,100)	179,624	3,708,768

Gross profit	89,765	355,039	22,100	—	466,904

General and administrative expenses	77,507	183,723	1,852	—	263,082

INCOME FROM CONSTRUCTION OPERATIONS	12,258	171,316	20,248	—	203,822

Equity in earnings of subsidiaries	122,875	—	—	(122,875)	—
Other income (expense), net	(27,162)	8,075	512	—	(18,575)
Interest expense	(41,987)	(3,645)	—	—	(45,632)

Income before income taxes	65,984	175,746	20,760	(122,875)	139,615

Provision for Income Taxes	21,312	(65,852)	(7,779)	—	(52,319)

NET INCOME (LOSS)	$87,296	$109,894	$12,981	$(122,875)	$87,296

Other Comprehensive Income:
Other Comprehensive Income of Subsidiaries	(1,293)	—	—	1,293	—
Change in pension benefit plans assets/liabilities	10,910	—	—	—	10,910
Foreign currency translation	—	(738)	—	—	(738)
Change in fair value of investments	—	(555)	—	—	(555)
Change in fair value of interest rate swap	578	—	—	—	578
Total other comprehensive income (loss)	10,195	(1,293)	—	1,293	10,195

Total Comprehensive Income (Loss)	$97,491	$108,601	$12,981	$(121,582)	$97,491

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012

(in thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$429,926	$3,769,814	$—	$(88,269)	$4,111,471
Cost of operations	375,914	3,421,877	(13,183)	(88,269)	3,696,339

Gross profit	54,012	347,937	13,183	—	415,132

General and administrative expenses	71,983	186,831	1,555	—	260,369
Goodwill and intangible assets impairment	—	376,574	—	—	376,574

INCOME FROM CONSTRUCTION OPERATIONS	(17,971)	(215,468)	11,628	—	(221,811)

Equity in earnings of subsidiaries	(225,100)	—	—	225,100	—
Other income (expense), net	(2,603)	382	364	—	(1,857)
Interest expense	(40,067)	(4,107)	—	—	(44,174)

Income before income taxes	(285,741)	(219,193)	11,992	225,100	(267,842)

Provision for Income Taxes	20,341	(13,155)	(4,744)	—	2,442

NET INCOME (LOSS)	$(265,400)	$(232,348)	$7,248	$225,100	$(265,400)

Other Comprehensive Income:
Other comprehensive income of subsidiaries	620	—	—	(620)	—
Tax adjustment on minimum pension liability	(1,610)	—	—	—	(1,610)
Foreign currency translation	—	382	—	—	382
Change in fair value of investments	—	238	—	—	238
Change in fair value of interest rate swap	(974)	—	—	—	(974)
Realized loss on sale of investments recorded in net income (loss)	2,005	—	—	—	2,005
Total other comprehensive income (loss)	41	620	—	(620)	41

Total Comprehensive Income (Loss)	$(265,359)	$(231,728)	$7,248	$224,480	$(265,359)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011

(in thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$300,791	$3,630,262	$—	$(214,736)	$3,716,317
Cost of operations	260,251	3,288,739	(13,278)	(214,736)	3,320,976

Gross profit	40,540	341,523	13,278	—	395,341

General and administrative expenses	64,472	160,926	1,567	—	226,965

INCOME FROM CONSTRUCTION OPERATIONS	(23,932)	180,597	11,711	—	168,376

Equity in earnings of subsidiaries	118,521	—	—	(118,521)	—
Other income (expense), net	5,292	(919)	48	—	4,421
Interest expense	(32,741)	(3,009)	—	—	(35,750)

Income before income taxes	67,140	176,669	11,759	(118,521)	137,047

Provision for Income Taxes	19,008	(65,544)	(4,363)	—	(50,899)

NET INCOME (LOSS)	$86,148	$111,125	$7,396	$(118,521)	$86,148

Other Comprehensive Income:
Other comprehensive income of subsidiaries	(534)	—	—	534	—
Tax adjustment on minimum pension liability	(7,041)	—	—	—	(7,041)
Foreign currency translation	—	(733)	—	—	(733)
Change in fair value of investments	—	199	—	—	199
Total other comprehensive income (loss)	(7,575)	(534)	—	534	(7,575)

Total Comprehensive Income (Loss)	$78,573	$110,591	$7,396	$(117,987)	$78,573

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2013

(in thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$87,296	$109,894	$12,981	$(122,875)	$87,296
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	10,893	48,246	271	—	59,410
Equity in earnings of subsidiaries	(122,875)	—	—	122,875	—
Stock-based compensation expense	6,623	—	—	—	6,623
Excess income tax benefit from stock-based compensation	(1,148)	—	—	—	(1,148)
Deferred income taxes	921	8,088	—	—	9,009
(Gain) loss on sale of property and equipment	—	49	—	—	49
Other non-cash items	(4,341)	622	—	—	(3,719)
Other long-term liabilities	24,359	(1,252)	—	—	23,107
Changes in other components of working capital	72,359	(184,543)	(17,715)	—	(129,899)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	74,087	(18,896)	(4,463)	—	50,728

Cash Flows from Investing Activities:
Acquisition of property and equipment	(21,267)	(21,093)	—	—	(42,360)
Proceeds from sale of property and equipment	6	2,657	—	—	2,663
Change in restricted cash	11,403	441	(15,721)	—	(3,877)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(9,858)	(17,995)	(15,721)	—	(43,574)

Cash Flows from Financing Activities:
Proceeds from debt	627,520	25,760	—	—	653,280
Repayment of debt	(647,795)	(29,000)	—	—	(676,795)
Business acquisition related payments	(31,038)	—	—	—	(31,038)
Excess income tax benefit from stock-based compensation	1,148	—	—	—	1,148
Issuance of common stock and effect of cashless exercise	(1,882)	—	—	—	(1,882)
Increase (decrease) in intercompany advances	12,150	(16,223)	4,073	—	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(39,897)	(19,463)	4,073	—	(55,287)

Net Increase (Decrease) in Cash and Cash Equivalents	24,332	(56,354)	(16,111)	—	(48,133)
Cash and Cash Equivalents at Beginning of Year	64,663	74,385	29,008	—	168,056
Cash and Cash Equivalents at End of Year	$88,995	$18,031	$12,897	$—	$119,923

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2012

(in thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(265,400)	$(232,348)	$7,248	$225,100	$(265,400)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Goodwill and intangible assets impairment	—	376,574	—	—	376,574
Depreciation and amortization	5,373	55,812	272	—	61,457
Equity in earnings of subsidiaries	225,100	—	—	(225,100)	—
Stock-based compensation expense	9,470	—	—	—	9,470
Adjustment of interest rate swap to fair value	264	—	—	—	264
Deferred income taxes	(20,220)	(5,386)	—	—	(25,606)
Loss on sale of investments	2,699	—	—	—	2,699
Loss on sale of property and equipment	—	316	—	—	316
Other non-cash items	(228)	376	—	—	148
Other long-term liabilities	(2,518)	(2,586)	—	—	(5,104)
Changes in other components of working capital	25,251	(268,525)	20,593	—	(222,681)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(20,209)	(75,767)	28,113	—	(67,863)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(15,041)	(26,311)	—	—	(41,352)
Proceeds from sale of property and equipment	364	11,395	—	—	11,759
Investment in available-for-sale securities	—	(535)	—	—	(535)
Proceeds from sale of available-for-sale securities	16,553	—	—	—	16,553
Change in restricted cash	(3,251)	(29)	—	—	(3,280)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,375)	(15,480)	—	—	(16,855)

Cash Flows from Financing Activities:
Proceeds from debt	688,425	—	—	—	688,425
Repayment of debt	(601,282)	(24,840)	—	—	(626,122)
Business acquisition related payments	(11,462)	—	—	—	(11,462)
Issuance of common stock and effect of cashless exercise	(308)	—	—	—	(308)
Debt issuance costs	(1,999)	—	—	—	(1,999)
Increase (decrease) in intercompany advances	(122,063)	137,980	(15,917)	—	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(48,689)	113,140	(15,917)	—	48,534

Net Increase (Decrease) in Cash and Cash Equivalents	(70,273)	21,893	12,196	—	(36,184)
Cash and Cash Equivalents at Beginning of Year	134,936	52,492	16,812	—	204,240
Cash and Cash Equivalents at End of Year	$64,663	$74,385	$29,008	$—	$168,056

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(in thousands)

	Tutor		Non-
	Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$86,148	$111,125	$7,396	$(118,521)	$86,148
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,143	41,194	294	—	47,631
Equity in earnings of subsidiaries	(118,521)	—	—	118,521	—
Stock-based compensation expense	8,818	—	—	—	8,818
Adjustment of investments to fair value	4,750	—	—	—	4,750
Excess income tax benefit from stock-based compensation	(18)	—	—	—	(18)
Deferred income taxes	8,054	2,800	—	—	10,854
Loss on sale of investments	10	—	—	—	10
(Gain) loss on sale of property and equipment	(142)	(584)	—	—	(726)
Gain on bargain purchase	(47)	—	—	—	(47)
Other non-cash items	(659)	58	—	—	(601)
Other long-term liabilities	(9,964)	(3,855)	—	—	(13,819)
Changes in other components of working capital	(18,898)	(164,460)	8,738	—	(174,620)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(34,326)	(13,722)	16,428	—	(31,620)

Cash Flows from Investing Activities:
Acquisition, net of cash balance acquired	(341,898)	—	—	—	(341,898)
Acquisition of property and equipment	(24,549)	(42,198)	—	—	(66,747)
Proceeds from sale of property and equipment	20	10,029	—	—	10,049
Proceeds from sale of available-for-sale securities	21,200	8,991	—	—	30,191
Change in restricted cash	(3,435)	(3,381)	—	—	(6,816)
NET CASH USED BY INVESTING ACTIVITIES	(348,662)	(26,559)	—	—	(375,221)

Cash Flows from Financing Activities:
Proceeds from debt	599,832	101,921	—	—	701,753
Repayment of debt	(488,592)	(66,377)	—	—	(554,969)
Business acquisition related payments	(1,904)	—	—		(1,904)
Excess income tax benefit from stock-based compensation	18	—	—	—	18
Issuance of common stock and effect of cashless exercise	(191)	—	—	—	(191)
Debt issuance costs	(5,004)	—	—	—	(5,004)
Increase (decrease) in intercompany advances	191,609	(162,857)	(28,752)	—	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	295,768	(127,313)	(28,752)	—	139,703

Net Decrease in Cash and Cash Equivalents	(87,220)	(167,594)	(12,324)	—	(267,138)
Cash and Cash Equivalents at Beginning of Year	222,156	220,086	29,136	—	471,378
Cash and Cash Equivalents at End of Year	$134,936	$52,492	$16,812	$—	$204,240

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation

Sylmar, California

We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tutor Perini Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 24, 2014

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

10.6                        Fifth Amended and Restated Credit Agreement, dated as of August 3, 2011, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 4, 2011).

10.7                        First Amendment to Fifth Amended and Restated Credit Agreement dated as of August 2, 2012, among Tutor Perini Corporation, the subsidiaries of Tutor Perini named therein, and Bank of America, N.A., and the other lenders that are parties thereto — (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 7, 2012).

10.8                        Promissory Note, dated July 1, 2011, issued by Tutor Perini Corporation to GreenStar IH Rep LLC, in its capacity as the Interest Holder Representative on behalf of certain equity holders of GreenStar (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 6, 2011).

10.9*                 Employment Agreement dated as of March  21, 2011, by and between Tutor Perini Corporation and James A. Frost (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 24, 2011).

10.10                 Employment Agreement dated as of June 1, 2012, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 1, 2012).

10.11*          2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).

Exhibit 21                                                                     Subsidiaries of Tutor Perini Corporation - filed herewith.

Exhibit 23                                                                     Consent of Independent Registered Public Accounting Firm - filed herewith.

Exhibit 24                                                                     Power of Attorney - filed herewith.

Exhibit 31.1                                                           Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.

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