Form 10-Q
period 2014-03-31
TUTOR PERINI Corp
filed 2014-05-07
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at May 2, 2014 was 48,527,960.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Part I.— Financial Information

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

(in thousands, except share data)

	March 31, 2014
	(unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,064	$119,923
Restricted cash	43,269	42,594
Accounts receivable, including retainage	1,263,390	1,291,246
Costs and estimated earnings in excess of billings	698,423	573,248
Deferred income taxes	8,195	8,240
Other current assets	54,858	50,669
Total current assets	2,201,199	2,085,920

LONG-TERM INVESTMENTS	46,283	46,283

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $192,780 in 2014 and $183,793 in 2013)	516,683	498,125

OTHER ASSETS:
Goodwill	577,756	577,756
Intangible assets, net	110,071	113,740
Other	73,357	75,614
Total assets	$3,525,349	$3,397,438

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

MARCH 31, 2014 AND DECEMBER 31, 2013

(in thousands, except share data)

	March 31, 2014
	(unaudited)	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$122,947	$114,658
Accounts payable, including retainage	791,638	758,225
Billings in excess of costs and estimated earnings	264,118	267,586
Accrued expenses and other current liabilities	148,986	158,017
Total current liabilities	1,327,689	1,298,486

LONG-TERM DEBT, less current maturities	697,823	619,226

DEFERRED INCOME TAXES	114,186	114,333

OTHER LONG-TERM LIABILITIES	118,631	117,858
Total liabilities	2,258,329	2,149,903

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value:
Authorized — 1,000,000 shares
Issued and outstanding — none	—	—
Common stock - $1 par value: 75,000,000 shares authorized;
Shares issued and outstanding: 48,527,960 shares and 48,421,467 shares	48,528	48,421
Additional paid-in capital	1,011,381	1,007,918
Retained earnings	240,514	224,575
Accumulated other comprehensive loss	(33,403)	(33,379)
Total stockholders’ equity	1,267,020	1,247,535

Total liabilities and stockholders’ equity	$3,525,349	$3,397,438

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013

Revenues	$955,233	$992,928

Cost of operations	849,886	892,571

Gross profit	105,347	100,357

General and administrative expenses	63,850	64,278

INCOME FROM CONSTRUCTION OPERATIONS	41,497	36,079

Other (expense) income, net	(3,373)	(827)
Interest expense	(10,831)	(11,336)

Income before income taxes	27,293	23,916

Provision for income taxes	(11,354)	(9,116)

NET INCOME	$15,939	$14,800

BASIC EARNINGS PER COMMON SHARE	$0.33	$0.31

DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,440	47,559
Effect of dilutive stock options and restricted stock units	490	954
DILUTED	48,930	48,513

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013

NET INCOME	$15,939	$14,800

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	(490)	(335)
Change in fair value of investments	188	178
Change in fair value of interest rate swap	138	280
Other comprehensive income before taxes	(164)	123
INCOME TAX EXPENSE (BENEFIT):
Foreign currency translation	(204)	(149)
Change in fair value of investments	7	77
Change in fair value of interest rate swap	57	112
Income tax expense	(140)	40
NET OTHER COMPREHENSIVE INCOME (LOSS)	(24)	83

TOTAL COMPREHENSIVE INCOME	$15,915	$14,883

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance - December 31, 2013	$48,421	$1,007,918	$224,575	$(33,379)	$1,247,535
Net income	—	—	15,939	—	15,939
Other comprehensive loss	—	—	—	(24)	(24)
Total comprehensive income					15,915
Tax effect of stock-based compensation	—	—	—	—	—
Stock-based compensation expense	—	5,145	—	—	5,145
Issuance of common stock, net	107	(1,682)	—	—	(1,575)
Balance - March 31, 2014	$48,528	$1,011,381	$240,514	$(33,403)	$1,267,020

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$15,939	$14,800
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,659	13,793
Stock-based compensation expense	5,429	3,078
Deferred income taxes	45	348
(Gain) loss on sale of property and equipment	427	(76)
Other long-term liabilities	3,494	1,851
Other non-cash items	(427)	(197)
Changes in other components of working capital	(80,696)	(118,052)
NET CASH USED IN OPERATING ACTIVITIES	(41,130)	(84,455)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(8,352)	(12,179)
Proceeds from sale of property and equipment	1,417	239
Change in restricted cash	(675)	(6,514)
NET CASH USED IN INVESTING ACTIVITIES	(7,610)	(18,454)

Cash Flows from Financing Activities:
Proceeds from debt	178,038	293,014
Repayment of debt	(113,551)	(225,684)
Business acquisition-related payments	(1,031)	—
Issuance of common stock and effect of cashless exercise	(1,575)	(159)
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,881	67,171

Net Increase/(Decrease) in Cash and Cash Equivalents	13,141	(35,738)
Cash and Cash Equivalents at Beginning of Year	119,923	168,056
Cash and Cash Equivalents at End of Period	$133,064	$132,318

Supplemental Disclosure of Cash Paid For:
Interest	$5,383	$5,107
Income taxes	$11,703	$(2,902)
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements	$22,332	$—
Grant date fair value of common stock issued for services	$3,491	$439

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

The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014 and December 31, 2013, results of operations and comprehensive income for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)               Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to such financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a concensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Use of and Changes in Estimates

The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and its joint venture contracts. Management focuses on evaluating the performance of contracts individually. These estimates can vary in the normal course of business as projects progress, when estimated productivity assumptions change based on experience to date and uncertainties are resolved. Change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. The Company uses the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion. There were no significant changes in contract estimates at completion that impacted gross profit for both the three months ended March 31, 2014 and 2013.

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

Cash and cash equivalents and restricted cash consisted of the following:

	March 31	December 31,
	2014	2013
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$25,520	$36,579
Company’s share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions	107,544	83,344
Total Cash and Cash Equivalents	$133,064	$119,923

Restricted Cash	$43,269	$42,594

(4)               Costs and estimated earnings in excess of billings

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	March 31	December 31,
	2014	2013
	(in thousands)
Unbilled costs and profits incurred to date*	$291,188	$204,276
Unapproved change orders	163,921	146,787
Claims	243,314	222,185
	$698,423	$573,248

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at both March 31, 2014 and December 31, 2013, approximately $58.8 million are amounts subject to pending litigation or dispute resolution proceedings as described in Note 7 — Contingencies and Commitments. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value. Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of March 31, 2014 and December 31, 2013 were $320.0 million and $321.0 million, respectively, compared to the carrying value of $298.6 million and $298.5 million, respectively. The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same or similar financial instruments at March 31, 2014 and December 31, 2013. The carrying values of the remaining balance of the Company’s long-term debt of $522.2 million and $435.4 million at March 31, 2014 and December 31, 2013, respectively, were estimated to approximate their fair values.

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At March 31, 2014	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$133,064	$133,064	$—	$—
Restricted cash (1)	43,269	43,269	—	—
Short-term investments (2)	2,565	—	2,565	—
Investments in lieu of retainage (3)	21,339	12,412	8,927	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$246,520	$188,745	$11,492	$46,283

Liabilities:
Interest rate swap contract (5)	$835	$—	$835	$—
Contingent consideration (6)	48,395	—	—	48,395
	$49,230	$—	$835	$48,395

(1)               Cash, cash equivalents and restricted cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)               Short-term investments are classified as other current assets and are comprised primarily of municipal bonds, the majority of which are rated Aa2 or better. The fair values of the municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

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

(4)              At both March 31, 2014 and December 31, 2013 the Company had $46.3 million invested in auction rate securities (“ARS”) which the Company considers as available-for-sale long-term investments. The long-term investments in ARS held by the Company at both March 31, 2014 and December 31, 2013 are in securities collateralized by student loan portfolios. At both March 31, 2014 and December 31, 2013, most of the Company’s ARS were rated AA+.

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

(6)               The liabilities listed as of March 31, 2014 and December 31, 2013 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement periods for purchase price analyses for the acquisitions have concluded.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three months ended March 31, 2014 and 2013.

The following is a summary of changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2013	$46,283
Purchases	—
Settlements	—
Realized loss included in other income (expense), net	—
Reversal of pretax impairment charges included in accumulated other comprehensive income (loss)	—
Balance at March 31, 2014	$46,283

Auction Rate
Securities
(in thousands)
Balance at December 31, 2012	$46,283
Purchases	—
Settlements	—
Realized loss included in other income (expense), net	—
Reversal of pretax impairment charges included in accumulated other comprehensive income (loss)	—
Balance at March 31, 2013	$46,283

At both March 31, 2014 and December 31, 2013, the Company had $46.3 million invested in auction rate securities (“ARS”) classified as available-for-sale. All of the ARS are securities collateralized by student loan portfolios guaranteed by the United States government. At both March 31, 2014 and December 31, 2013, most of the Company’s ARS were rated AA+. On May 1, 2014, the Company sold all of its Auction Rate Securities for approximately $44.5 million.

The Company has classified its ARS investment as long-term investments due to the uncertainty in the timing of future ARS calls and the absence of an active market for government-backed student loans. At the date of the balance sheet, the Company expected that it would take in excess of twelve months before the ARS can be refinanced or sold.

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

Based on the fair value assessment performed as of March 31, 2014, the Company does not believe that any change to the carrying value of the ARS is appropriate as the carrying value is within the range of fair market values.

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013:

Contingent
Consideration
(in thousands)
Balance at December 31, 2013	$46,022
Fair value adjustments included in other income (expense), net	3,404
Contingent consideration settled	(1,031)
Balance at March 31, 2014	$48,395

Contingent
Consideration
(in thousands)
Balance at December 31, 2012	$42,624
Fair value adjustments included in other income (expense), net	1,380
Contingent consideration settled	—
Balance at March 31, 2013	$44,004

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

(6)               Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation. Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any changes in facts or circumstances during the three months ended March 31, 2014 that would suggest a material decline in the value of goodwill and intangible assets as concluded in the fourth quarter of the year ended December 31, 2013.

During the first quarter of 2014, the Company completed a reorganization which resulted in the elimination of the Management Services reporting unit and reportable segment. The Management Services reporting unit formerly consisted of the following subsidiary companies: Black Construction and Perini Management Services. The reorganization eliminating the Management Services segment has been completed due to the unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”. The Company reallocated goodwill between its reorganized reporting units based on a relative fair value assessment in accordance with the guidance on segment reporting.

The following table presents the carrying amount of goodwill, and the effect of the reorganization, allocated to the Company’s reporting units as of March 31, 2014:

			Specialty	Management
	Civil	Building	Contractors	Services	Total
	(in thousands)

Gross Goodwill Balance	$429,893	$420,267	$148,943	$66,638	$1,065,741
Accumulated Impairment	(55,740)	(409,765)	—	(22,480)	(487,985)
Balance at December 31, 2013	$374,153	$10,502	$148,943	$44,158	$577,756
Goodwill redistribution in connection with reorganization	41,205	2,953		(44,158)	—
Balance at March 31, 2014	$415,358	$13,455	$148,943	$—	$577,756

Intangible assets consist of the following:

	March 31, 2014				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(6,963)	(23,232)	44,155	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(14,636)	(16,645)	8,519	11.4 years
Construction contract backlog	73,706	(66,719)	—	6,987	3.6 years
Total	$311,456	$(88,318)	$(113,067)	$110,071

	December 31, 2013				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(6,341)	(23,232)	44,777	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(14,315)	(16,645)	8,840	11.4 years
Construction contract backlog	73,706	(63,993)	—	9,713	3.6 years
Total	$311,456	$(84,649)	$(113,067)	$113,740

Amortization expense for the three months ended March 31, 2014 and 2013 totaled $3.7 million and $3.3 million, respectively. As of March 31, 2014, amortization expense is estimated to be $9.8 million for the remainder of 2014, $3.7 million in 2015, $3.5 million in 2016, $3.5 million in 2017, $3.5 million in 2018 and $35.5 million thereafter.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others, which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties. In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest. In the remanded proceedings, the Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3.0 million after deducting $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP. The parties filed post-trial motions for costs and fees. The Court ruled that TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees. TSP is appealing the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its sureties’ request for attorneys’ fees. LAMTA subsequently filed its cross-appeal. The hearing before the Court of Appeal is scheduled for the end of May, 2014.

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

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, seeking damages in the amount of $53.8 million. In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT which resulted in an amount of $0.5 million payable to the Company and formally closed out the project, which allowed the Company’s claim to be re-filed. The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012. In May 2012, the NYSDOT served its answer and counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to disadvantaged business enterprise (“DBE”) requirements for the project. The Court subsequently ruled that NYSDOT’s counterclaims may only be asserted as a defense and offset to the Company’s claims and not as affirmative claims. The Company does not expect the counterclaim to have any material effect on its consolidated financial statements.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The agreed upon settlement did not have an impact on the Company’s recorded accounting position as of the period ended March 31, 2014. The execution of that settlement agreement continues under the supervision of a mediator appointed by the Bankruptcy Court. Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

In a Current Report on Form 8-K filed by MGM in March 2010, and in subsequent communications issued, MGM asserted that it believes it owes substantially less than the claimed amount and that it has claims for losses in connection with the construction of the Harmon Tower and is entitled to unspecified offsets for other work on the project. According to MGM, the total of the offsets and the Harmon Tower claims exceed the amount claimed by the Company.

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

As of March 2014, MGM has reached agreements with subcontractors to settle $348 million of amounts previously billed to MGM. The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit. As of March 2014, the Company had approximately $165.7 million recorded as contract receivables for amounts due and owed to the Company. As of March 2014, the Company’s mechanic’s lien against the project was $173.7 million.

In January 2014, the Parties reached a confidential settlement on most of the non-Harmon related issues, including the majority of the Company’s affirmative claims. Court ordered mediation is ongoing for the remaining claims.

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

Following multiple post-trial motions, final judgment was entered in this matter on March 20, 2014. TSC was awarded total judgment in the amount of $19,677,731 on its breach of contract claim, which includes an award of interest up through the date of judgment, plus attorney’s fees and costs. Westgate has paid $649,568 of that judgment. Westgate was awarded total judgment in the amount of $3,099,719 on its construction defect claims, which includes interest up through the date of judgment. The awards are not offsetting.  Westgate and its Sureties have filed a notice of appeal. TSC has filed a notice of appeal on the defect award.

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

The Company tendered its claim to the NYCTA OCIP and to Chartis Claims, Inc. (“Chartis”), its insurance carrier. Coverage was denied in January 2011. The OCIP and general liability carriers filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies. In mid-February 2012, the Company filed a third-party action against certain underwriters (“Lloyd’s”). In mid-November 2012, the Court granted Chartis’ and Lloyd’s respective motions for summary judgment without oral argument. In 2013, parties filed appellate briefs and the matter is under submission in the Court of Appeal.

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

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable. In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses. In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range. As of December 31, 2013, there were no changes in facts or circumstances that led management to believe that there were any changes to the probability of outcomes. The amount of payments in excess of the established contingent liability is recorded in Accounts Receivable on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2014. Estimating and recording future outcomes of litigation proceedings require significant judgment and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company’s financial results. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

(8)               Income Taxes

The Company’s income tax provision was $11.4 million for the three months ended March 31, 2014, compared to income tax provision of $9.1 million for the three months ended March 31, 2013. The effective income tax rate was 41.6% for the three months ended March 31, 2014, as compared to 38.1% for the same period in 2013.

As of March 31, 2014, the total amount of unrecognized tax benefits, including related interest and penalties was $5.5 million. If the total amount of unrecognized tax benefits was recognized, $4.9 million of unrecognized tax benefits and $0.6 million of interest would impact the effective tax rate.

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

The Company’s intent is to settle stock awards in shares upon vesting to the extent that the Company has approved shares available under the Plan.  A total of 75,461 shares of common stock remain available for future grant under the Plan at March 31, 2014.  As a result, awards of 250,000 stock options that were made in March 2014 under the Plan were not deducted from the shares of common stock remaining available for future grant and these option awards, which may at the Company’s election be settled in cash, were classified as liabilities, and compensation cost for these liability-classified awards will be remeasured at each balance sheet date until such time that the Plan has been amended to increase the number of shares available. Under FASB ASC Topic 718, “Stock Compensation”(ASC 718),  options or similar instruments on shares are classified as liabilities when a cash settlement feature exists in the stock based award that can be exercised only upon the occurrence of an event that is outside the employee’s control.

Restricted Stock Unit Awards

Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. Upon vesting, each restricted stock unit award is exchanged for one share of the Company’s common stock. The grant date fair values of these awards are determined based on the closing price of the Company’s stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. As of March 31, 2014, the Compensation Committee has approved the grant of an aggregate of 5,498,333 restricted stock unit awards to eligible participants.

In March 2014, the Compensation Committee established the 2014 performance targets for 866,500 restricted stock units awarded in 2014, 2013 and 2012. The restricted stock unit awards granted during the first quarter of 2014 had a weighted average grant date fair value of $27.33.  The grant date fair value is determined based on the closing price of the Company’s common stock on the date of the grant.

There were no restricted stock unit awards forfeited during the three months ended March 31, 2014.

For the three months ended March 31, 2014 and 2013, the Company recognized $3.9 million and $2.3 million, respectively, of compensation expense related to restricted stock unit awards, and such expense is included in general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2014 there was $22.3 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 3.1 years.

A summary of restricted stock unit awards activity for the three months ended March 31, 2014 is as follows:

				Aggregate
		Weighted Average		Intrinsic
	Number	Grant Date		Value
	of Shares	Fair Value		(in thousands)
Granted and Unvested - January 1, 2014	361,668	$17.30		$9,512
Vested	(161,668)	$19.30		$4,619
Granted	866,500	$27.33		$24,843
Forfeited	—	—		—
Total Granted and Unvested	1,066,500	$25.15		$30,577
Approved for grant	401,000		(a)	$11,497
Total Awarded and Unvested - March 31, 2014	1,467,500	n.a.		$42,073

(a)                     Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at March 31, 2014 are scheduled to vest as follows, subject where applicable to the achievement of performance targets. As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards
2014	125,000
2015	342,500
2016	202,500
2017	752,500
2018	36,000
2019	9,000
1,467,500

Approximately 150,000 of the unvested restricted stock unit awards will vest based on the satisfaction of service requirements and 1,317,500 of the unvested restricted stock unit awards will vest based on the satisfaction of both service requirements and the achievement of performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions) or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of March 31, 2014, the Compensation Committee has approved the award of an aggregate of 2,785,465 stock option awards to eligible participants.

In March 2014, the Compensation Committee established the 2014 performance target for 714,000 stock options awarded in 2014, 2013 and 2012.  The stock option awards granted during the first quarter of 2014 had a weighted average grant date fair value of $17.69.

For the three months ended March 31, 2014 and 2013, the Company recognized compensation expense of $1.5 million and $0.8 million, respectively, related to stock option awards, and such expenses are included in general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2014, there was $12.1 million of unrecognized compensation expense related to the outstanding options, which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 3.3 years.

A summary of stock option activity for the three months ended March 31, 2014 is as follows:

		Weighted Average
	Number	Grant Date		Exercise
	of Shares	Fair Value		Price
Total Granted and Outstanding - January 1, 2014	1,295,000	$9.94		$20.20
Granted	714,000	$17.69		$18.40
Exercised	—	—		—
Forfeited	—	—		—
Total Granted and Outstanding	2,009,000	$12.70		$19.56
Approved for grant	336,000		(a)	$11.88
Total Awarded and Outstanding - March 31, 2014	2,345,000	n.a.		$18.46

(a)         Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 1,155,000 options that have vested and were exercisable at March 31, 2014 at a weighted average exercise price of $20.67 per share.

Of the remaining options outstanding, approximately 495,000 options will vest based on the satisfaction of service requirements and 1,850,000 options will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At March 31, 2014, the outstanding options of 2,009,000 had an intrinsic value of $18.3 million and a weighted average remaining contractual life of 6.6 years.

The following table details the key assumptions used in estimating the grant date fair values of stock option awards granted during the first quarter of 2014 based on the Black Scholes option pricing model using the following key assumptions:

Number of options	250,000	75,000	9,000	150,000	230,000
Risk-free interest rate	2.08%	1.72%	2.25%	1.46%	1.82%
Expected life of options (years)	6.5	5.3	7.0	4.6	5.6
Expected volatility of underlying stock	50.97%	51.72%	50.68%	47.69%	51.86%
Expected quarterly dividends (per share)	$0.00	$0.00	$0.00	$0.00	$0.00

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

The Company was in compliance with the modified financial covenants under the First Amendment for the period ended March 31, 2014.

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

The Amended Credit Agreement increases the sublimit for letters of credit from $50 million to $150 million. Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Amended Credit Agreement. The obligations under the Amended Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto. Any outstanding loans under the Revolving Facility mature on August 3, 2016, while the Term Loan includes quarterly installments of principal and interest payable over a five-year period. The Term Loan balance has been paid down to $105.0 million at March 31, 2014.

The Company had $214.0 million of outstanding borrowings under its Revolving Facility as of March 31, 2014 and $135.0 million of outstanding borrowings as of December 31, 2013. The net increase in borrowings under the Revolving Facility comprises all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows. The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million as of both March 31, 2014 and December 31, 2013. Accordingly, at March 31, 2014, the Company had $85.8 million available to borrow under the Revolving Facility.

(11)            Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share were similarly computed after giving consideration to the dilutive effect of stock options and restricted stock unit awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings per common share excludes 260,000 stock option shares and 942,500 stock option shares during the three months ended March 31, 2014 and 2013, respectively, because these shares would have an antidilutive effect.

(12)            Business Segments

The Company’s chief operating decision maker is the Chairman and Chief Executive Officer who decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from construction operations and cash flow.

As discussed in Note 6, during the first quarter of 2014, the Company completed a reorganization which resulted in the elimination of the Management Services reporting unit and reportable segment. The Management Services reporting unit formerly consisted of the following subsidiary companies: Black Construction and Perini Management Services. The reorganization eliminating the Management Services segment has been completed due to the unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”.

The following table sets forth certain reportable segment information relating to the Company’s operation for the three months ended March 31, 2013 and 2014 (in thousands). In accordance with the accounting guidance on segment reporting, the Company has restated the comparative prior period information for the reorganized reportable segments:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Three Months Ended March 31 2014

Total revenues	$376,392	$311,315	$292,145	$979,852	$—		$979,852

Elimination of intersegment revenues	(11,236)	(13,383)	—	(24,619)	—		(24,619)
Revenues from external customers	$365,156	$297,932	$292,145	$955,233	$—		$955,233
Income from construction operations	$44,345	$1,823	$7,817	$53,985	$(12,488	)*	$41,497

Three Months Ended March 31, 2013
Total revenues	$305,249	$451,209	$301,877	$1,058,335	$—		$1,058,335
Elimination of intersegment revenues	(51,288)	(14,109)	(10)	(65,407)	—		(65,407)
Revenues from external customers	$253,961	$437,100	$301,867	$992,928	$—		$992,928
Income from construction operations	$23,250	$5,347	$19,286	$47,883	$(11,804)	*	$36,079

* Consists primarily of corporate general and administrative expenses.

The following table set forth certain reportable segment information relating to the Company’s total assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013

Building	656,775	663,314
Civil	1,456,420	1,384,937
Specialty Contractors	752,516	734,079
	$2,865,711	$2,782,330
Corporate *	659,638	615,108
Total	$3,525,349	$3,397,438

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

The following table sets forth the net periodic benefit cost by component for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest cost	$1,030	$916
Expected return on plan assets	(1,192)	(1,120)
Amortization of net loss	1,077	1,544
Net periodic benefit cost	$915	$1,340

The Company was not required by its pension plan administrator to make a contribution to its defined benefit pension plan during the first quarter of 2013. During the first quarter of 2014, the Company contributed $0.6 million. The Company expects to contribute an additional $2.8 million to its defined benefit pension plan during the remainder of fiscal year 2014.

(14)            Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements with current monthly payments of $0.2 million, which increase at 3% per annum beginning August 1, 2009 and expiring on July 31, 2016. Lease expense for these leases, recorded on a straight-line basis, was $0.6 million for the three months ended March 31, 2014 and 2013. On April 18, 2014, the Company and Ronald N. Tutor entered into two separate lease agreements, replacing these current leases. Each of the new leases is effective June 1, 2014 with new monthly payments of $0.2 million, and an increase at the rate of the greater of 3% per annum or the Consumer Price Index (“CPI”) for the Los Angeles metropolitan area beginning with June 1, 2015. Both new leases provide for purchase/sell options beginning on June 1, 2021 and June 1, 2025, respectively. Also under both leases, the fair market value shall be agreed upon by both parties, or shall be determined by a consensus of independent qualified appraisers.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. Currently the Company has a 30% interest in a joint venture with O&G as the sponsor involving a highway construction project for the State of Connecticut, with an estimated total contract value of approximately $369 million, scheduled for completion in 2017. Under this arrangement, O&G provides project-related equipment and services directly to the customer (on customary trade terms). In accordance with the joint venture agreement, payments to O&G for equipment and services for each of the quarters ended March 31, 2014 and March 31, 2013 were $1.5 and $1.4 million, respectively. O&G’s cumulative holdings of the Company’s stock were 500,000 shares at March 31, 2014 and 600,000 shares at March 31, 2013, or 1.03% and 1.26%, respectively, of total common shares outstanding.

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

CONDENSED CONSOLIDATING BALANCE SHEET - MARCH 31, 2014 (UNAUDITED)

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$74,623	$48,938	$9,503	$—	$133,064
Restricted Cash	3,368	8,704	31,197	—	43,269
Accounts Receivable	191,362	1,107,448	50,870	(86,290)	1,263,390
Costs and Estimated Earnings in Excess of Billings	156,110	572,517	152	(30,356)	698,423
Deferred Income Taxes	—	15,821	—	(7,626)	8,195
Other Current Assets	50,595	31,384	12,417	(39,538)	54,858
Total Current Assets	476,058	1,784,812	104,139	(163,810)	2,201,199

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	80,531	431,650	4,502	—	516,683
Intercompany Notes and Receivables	—	288,792	—	(288,792)	—
Other Assets:
Goodwill	—	577,756	—	—	577,756
Intangible Assets, net	—	110,071	—	—	110,071
Investment in Subsidiaries	2,093,607	(103,460)	50	(1,990,197)	—
Other	68,141	10,465	—	(5,249)	73,357
	$2,764,620	$3,100,086	$108,691	$(2,448,048)	$3,525,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$54,887	$68,060	$—	$—	$122,947
Accounts Payable	185,845	685,864	1,613	(81,684)	791,638
Billings in Excess of Costs and Estimated Earnings	77,208	186,876	34	—	264,118
Accrued Expenses and Other Current Liabilities	57,329	88,674	49,473	(46,490)	148,986
Total Current Liabilities	375,269	1,029,474	51,120	(128,174)	1,327,689

Long-term Debt, less current maturities	642,975	95,097	—	(40,249)	697,823
Deferred Income Taxes	107,302	6,884	—	—	114,186
Other Long-term Liabilities	115,873	2,758	—	—	118,631
Intercompany Notes and Advances Payable	256,182	—	33,014	(289,196)	—

Stockholders’ Equity	1,267,019	1,965,873	24,557	(1,990,429)	1,267,020
	$2,764,620	$3,100,086	$108,691	$(2,448,048)	$3,525,349

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$88,995	$18,031	$12,897	$—	$119,923
Restricted Cash	18,833	8,040	15,721	—	42,594
Accounts Receivable	208,227	1,126,012	47,958	(90,951)	1,291,246
Costs and Estimated Earnings in Excess of Billings	99,779	505,979	152	(32,662)	573,248
Deferred Income Taxes	—	15,866	—	(7,626)	8,240
Other Current Assets	37,605	26,234	24,462	(37,632)	50,669
Total Current Assets	453,439	1,700,162	101,190	(168,871)	2,085,920

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	77,562	415,993	4,570	—	498,125
Intercompany Notes and Receivables	—	428,190	—	(428,190)	—
Other Assets:
Goodwill	—	577,756	—	—	577,756
Intangible Assets, net	—	113,740	—	—	113,740
Investment in Subsidiaries	2,181,280	29	50	(2,181,359)	—
Other	70,269	10,528	—	(5,183)	75,614
	$2,828,833	$3,246,398	$105,810	$(2,783,603)	$3,397,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$50,578	$64,080	$—	$—	$114,658
Accounts Payable	162,292	677,997	6,039	(88,103)	758,225
Billings in Excess of Costs and Estimated Earnings	90,267	177,285	34	—	267,586
Accrued Expenses and Other Current Liabilities	58,232	99,257	48,369	(47,841)	158,017
Total Current Liabilities	361,369	1,018,619	54,442	(135,944)	1,298,486

Long-term Debt, less current maturities	575,356	84,053	—	(40,183)	619,226
Deferred Income Taxes	107,448	6,885	—	—	114,333
Other Long-term Liabilities	114,677	3,181	—	—	117,858
Intercompany Notes and Advances Payable	422,448	—	23,462	(445,910)	—

Contingencies and Commitments

Stockholders’ Equity	1,247,535	2,133,660	27,906	(2,161,566)	1,247,535
	$2,828,833	$3,246,398	$105,810	$(2,783,603)	$3,397,438

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$226,847	$763,636	$—	$(35,250)	$955,233
Cost of Operations	193,814	697,908	(6,586)	(35,250)	849,886

Gross Profit	33,033	65,728	6,586	—	105,347

General and Administrative Expenses	17,795	45,620	435	—	63,850

INCOME FROM CONSTRUCTION OPERATIONS	15,238	20,108	6,151	—	41,497

Equity in Earnings of Subsidiaries	15,281	—	—	(15,281)	—
Other (Expense) Income, net	(4,095)	602	120	—	(3,373)
Interest Expense	(10,017)	(814)	—	—	(10,831)

Income (loss) before Income Taxes	16,407	19,896	6,271	(15,281)	27,293

(Provision) for Income Taxes	(468)	(8,277)	(2,609)	—	(11,354)

NET INCOME (LOSS)	$15,939	$11,619	$3,662	$(15,281)	$15,939

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(105)	—	—	105	—
Foreign currency translation	—	(286)	—	—	(286)
Change in fair value of investments	—	181	—	—	181
Change in fair value of interest rate swap	81	—	—	—	81
Total Other Comprehensive (Loss) Income	(24)	(105)	—	105	(24)

Total Comprehensive Income (Loss)	$15,915	$11,514	$3,662	$(15,176)	$15,915

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$139,777	$921,413	$—	$(68,262)	$992,928
Cost of Operations	125,089	839,820	(4,076)	(68,262)	892,571

Gross Profit	14,688	81,593	4,076	—	100,357

General and Administrative Expenses	18,777	45,031	470	—	64,278

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(4,089)	36,562	3,606	—	36,079

Equity in Earnings of Subsidiaries	24,356	—	—	(24,356)	—
Other (Expense) Income, net	(809)	(144)	126	—	(827)
Interest Expense	(10,545)	(791)	—	—	(11,336)

Income (Loss) before Income Taxes	8,913	35,627	3,732	(24,356)	23,916

Credit (Provision) for Income Taxes	5,887	(13,580)	(1,423)	—	(9,116)

NET INCOME (LOSS)	$14,800	$22,047	$2,309	$(24,356)	$14,800

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(85)	—	—	85	—
Tax adjustment on minimum pension liability	—	—	—	—	—
Foreign currency translation	—	(186)	—	—	(186)
Change in fair value of investments	—	101	—	—	101
Change in fair value of interest rate swap	168	—	—	—	168
Total Other Comprehensive (Loss) Income	83	(85)	—	85	83

Total Comprehensive Income (Loss)	$14,883	$21,962	$2,309	$(24,271)	$14,883

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$15,939	$11,619	$3,662	$(15,281)	$15,939
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,780	12,947	(68)	—	14,659
Equity in earnings of subsidiaries	(15,281)	—	—	15,281	—
Stock-based compensation expense	5,316	113	—	—	5,429
Excess income tax benefit from stock-based compensation	—	—	—	—	—
Deferred income taxes	4,624	(4,579)	—	—	45
(Gain) loss on sale of property and equipment	427	—	—	—	427
Other long-term liabilities	2,886	608	—	—	3,494
Other non-cash items	855	(1,282)	—	—	(427)
Changes in other components of working capital	(48,652)	(37,991)	5,947	—	(80,696)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(32,106)	$(18,565)	$9,541	$—	$(41,130)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(4,041)	(4,311)	—	—	(8,352)
Proceeds from sale of property and equipment	(427)	1,844	—	—	1,417
Change in restricted cash	15,465	(664)	(15,476)	—	(675)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$10,997	$(3,131)	$(15,476)	$—	$(7,610)

Cash Flows from Financing Activities:
Proceeds from debt	250,656	(72,618)	—	—	178,038
Repayment of debt	(179,032)	65,481	—	—	(113,551)
Business acquisition-related payments	—	(1,031)	—	—	(1,031)
Excess income tax benefit from stock-based compensation	—	—	—	—	—
Issuance of common stock and effect of cashless exercise	(1,575)	—	—	—	(1,575)
Increase (decrease) in intercompany advances	(63,312)	60,771	2,541	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,737	$52,603	$2,541	$—	$61,881

Net (Decrease) Increase in Cash and Cash Equivalents	(14,372)	30,907	(3,394)	—	13,141
Cash and Cash Equivalents at Beginning of Year	88,995	18,031	12,897	—	119,923
Cash and Cash Equivalents at End of Period	$74,623	$48,938	$9,503	$—	$133,064

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$14,800	$22,047	$2,309	$(24,356)	$14,800
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,549	12,176	68	—	13,793
Equity in earnings of subsidiaries	(24,356)	—	—	24,356	—
Stock-based compensation expense	3,078	—	—	—	3,078
Deferred income taxes	33	315	—	—	348
Adjustment of interest rate swap to fair value	—	—	—	—	—
Loss on sale of investments	—	—	—	—	—
(Gain) Loss on sale of property and equipment	—	(76)	—	—	(76)
Other long-term liabilities	1,803	48	—	—	1,851
Other non-cash items	1,366	(1,563)	—	—	(197)
Changes in other components of working capital	24,353	(141,988)	(417)	—	(118,052)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$22,626	$(109,041)	$1,960	$—	$(84,455)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(5,090)	(7,089)	—	—	(12,179)
Proceeds from sale of property and equipment	6	233	—	—	239
Investments in available-for-sale securities	—	—	—	—	—
Proceeds from sale of available-for-sale securities	—	—	—	—	—
Change in restricted cash	6,795	(4)	(13,305)	—	(6,514)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$1,711	$(6,860)	$(13,305)	$—	$(18,454)

Cash Flows from Financing Activities:
Proceeds from debt	293,650	(636)	—	—	293,014
Repayment of debt	(220,262)	(5,422)	—	—	(225,684)
Business acquisition-related payments	—	—	—	—	—
Issuance of common stock and effect of cashless exercise	(159)	—	—	—	(159)
Debt issuance costs	—	—	—	—	—
Increase (decrease) in intercompany advances	(97,470)	96,123	1,347	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(24,241)	$90,065	$1,347	$—	$67,171

Net Increase (Decrease) in Cash and Cash Equivalents	96	(25,836)	(9,998)	—	(35,738)
Cash and Cash Equivalents at Beginning of Year	64,663	74,385	29,008	—	168,056
Cash and Cash Equivalents at End of Period	$64,759	$48,549	$19,010	$—	$132,318

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at March 31, 2014, and the results of our operations for the three months ended March 31, 2014 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our construction business is conducted through three basic segments or operations: Civil, Building, and Specialty Contractors. Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities, primarily in the western, midwestern, northeastern and mid-Atlantic United States. Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets. Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others.

During the first quarter of 2014, the Company completed a reorganization which resulted in the elimination of the Management Services reporting unit and reportable segment. The Management Services reporting unit formerly consisted of the following subsidiary companies: Black Construction and Perini Management Services. The reorganization eliminating the Management Services segment has been completed due to the unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”.

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

We believe our leadership position as the contractor of choice for large, complex civil and building projects will support our long-term backlog growth. We have continued to experience increased contributions from our Civil segment consistent with our strategic focus on growing our business by pursuing and obtaining higher-margin public works projects. We expect to continue to leverage our substantial self-performance and schedule control capabilities to obtain additional large-scale civil and building awards. We have capitalized on this leadership position and these synergies with various recent significant new awards and pending awards (see Backlog Analysis on page 34).

The following tables set forth our consolidated condensed statement of operations:

			% Change
	Consolidated Results of Operations		Favorable
	Three months ended March 31,		(Unfavorable)
	2014	2013	2014 vs. 2013
	(In thousands)
Revenues	$955,233	$992,928	(3.8)%
Cost of operations	849,886	892,571	4.8%
Gross profit	105,347	100,357	5.0%
General and administrative expenses	63,850	64,278	0.7%
Income from construction operations	41,497	36,079	15.0%
Other income (expense), net	(3,373)	(827)	(307.9)%
Interest expense	(10,831)	(11,336)	4.5%
Income before income taxes	27,293	23,916	14.1
Provision for income taxes	(11,354)	(9,116)	(24.6)
Net income (loss)	$15,939	$14,800	7.7

	Consolidated Results of Operations
	Three months ended March 31,
	2014	2013
	(As a percentage of Revenues)
Revenues	100.0%	100.0%
Cost of operations	89.0%	89.9%
Gross profit	11.0%	10.1%
General and administrative expenses	6.7%	6.5%
Income from construction operations	4.3%	3.6%
Other income (expense), net	(0.4)%	(0.1)%
Interest expense	(1.1)%	(1.1)%
Income (loss) before income taxes	2.8%	2.4%
(Provision) benefit for income taxes	(1.2)	(0.9)%
Net income (loss)	1.6%	1.5%

Revenues were $955.2 million for the three months ended March 31, 2014 compared to $992.9 million for the same quarter of 2013. Income from construction operations was $41.5 million for the three months ended March 31, 2014 compared to $36.1 million for the same quarter of 2013. Net income for the three months ended March 31, 2014 was $15.9 million compared to net income of $14.8 million for the same quarter of 2013. Basic and diluted earnings per share were $0.33 for the three months ended March 31, 2014 compared with basic and diluted earnings per share of $0.31 for the same quarter of 2013.

Revenues decreased $37.7 million or 3.8% during the three months ended March 31, 2014 compared to the same quarter last year due primarily to decreased activity on hospitality and gaming projects in California, Arizona, Nevada, and Louisiana. The decrease was partially offset by the ramp-up of civil and building projects at Hudson Yards in New York and a rail transportation project in California. The increase in net income in the first quarter was due primarily to an overall increase in volume in our Civil segment, which was partially offset by Hurricane Sandy-related projects performed in the first quarter of 2013.

At March 31, 2014, working capital was $873.5 million, an increase of $86.1 million from $787.4 million at December 31, 2013.

In the first quarter of 2014, we received significant new contract awards as well as additions to existing contracts and ended the quarter with a contract backlog of $7.7 billion, an increase of $0.7 billion from $7.0 billion as of December 31, 2013. The strong increase in our backlog was driven primarily by two large new mass transit project awards that benefited our Civil and Specialty Contractors segments.

Backlog Analysis

Our backlog of uncompleted construction work at March 31, 2014 was approximately $7.7 billion compared to $7.0 billion at December 31, 2013. During the first quarter of 2014, we booked various new awards and adjustments to existing contracts into backlog across each of our business segments. Significant new awards included two mass transit projects for the New York Metropolitan Transportation Authority (MTA) collectively valued at $844 million; a $113 million technology building project in California; a $92 million highway project in Virginia; and a $74 million wastewater treatment project in New York.

In addition to our existing backlog, we continue to have a significant volume of pending contract awards, including up to $2.3 billion in various future phases of the Hudson Yards project and approximately $2.0 billion in various other contracts. We anticipate booking many of our pending awards into backlog over the next several quarters, and future phases of the Hudson Yards project over the next several years, as the contracts for these various projects are executed. We continue tracking several large-scale civil and building prospects for both public and private sector customers as we further leverage our self-performance and schedule control capabilities.

The following table provides an analysis of our backlog by business segment for the three months ended March 31, 2014, restated for prior year data due to the reorganization eliminating the Management Services segment, as the unit no longer meets the criteria set forth in FASB ASC Topic 280, “Segment Reporting”.

	Backlog at December 31, 2013	New Business Awarded (1)	Revenues Recognized	Backlog at March 31, 2014
	(in millions)
Civil	$3,538.1	$714.2	$(365.2)	$3,887.1
Building	1,755.1	275.7	(297.9)	1,732.9
Specialty Contractors	1,661.1	663.4	(292.1)	2,032.4
Total	$6,954.3	$1,653.3	$(955.2)	$7,652.4

(1)   New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 — Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our critical accounting policies are also identified and discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recently Issued Accounting Pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a concensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Use of and changes in estimates

The Company’s construction business involves making significant estimates and assumptions in the normal course of business relating to its contracts and its joint venture contracts. Management focuses on evaluating the performance of contracts individually. These estimates can vary in the normal course of business as projects progress, when estimated productivity assumptions change based on experience to date and uncertainties are resolved. Change orders and claims, as well as changes in related estimates of costs to complete, are considered revisions in estimates. The Company uses the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion. There were no significant changes in contract estimates at completion that impacted gross profit for both the three months ended March 31, 2014 and 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2013

Revenues were $955.2 million for the three months ended March 31, 2014 compared to $992.9 million for the same quarter of 2013. Income from construction operations was $41.5 million for the three months ended March 31, 2014 compared to $36.1 million for the same quarter of 2013. Net income for the three months ended March 31, 2014 was $15.9 million compared to a net income of $14.8 million for the same quarter of 2013. Basic and diluted earnings per share were $0.33 for the three months ended March 31, 2014 compared with a basic and diluted income per share of $0.31 for the same quarter of 2013.

Revenues

The following table summarizes our revenues by business segment with prior year restated according to the reorganization eliminating the Management Services segment due to the unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”:

	Revenues for the
	Three months ended March 31,
(dollars in millions)	2014	2013	$ Change	% Change
Civil	$365.2	$253.9	$111.3	43.8%
Building	297.9	437.1	(139.2)	(31.8)%
Specialty Contractors	292.1	301.9	(9.8)	(3.2)%
Total	$955.2	$992.9	$(37.7)	(3.80)%

Civil Segment

Civil segment revenues increased by $111.3 million (or 43.8%), from $253.9 million in the first quarter of 2013 to $365.2 million in the first quarter of 2014, due primarily to the ramp-up of civil projects at Hudson Yards in New York and a rail transportation project in California, as well as increased activity on pipeline projects in the midwest, and a highway project in Wisconsin.

Building Segment

Building segment revenues decreased $139.2 million (or 31.8%), from $437.1 million in the first quarter of 2013 to $297.9 million in the first quarter of 2014, due primarily to decreased activity on hospitality and gaming projects in California, Arizona, Nevada, and Louisiana, and on two healthcare projects in California, as well as inclement weather that impacted several projects in the northeastern U.S. These decreases were partially offset by increased activity on the Hudson Yards project in New York.

Specialty Contractors Segment

Specialty Contractors segment revenues decreased $9.8 million (or 3.2%), from $301.9 million in the first quarter of 2013 to $292.1 million in the first quarter of 2014, due primarily to Hurricane Sandy-related projects performed in the first quarter of 2013. The decrease was partially offset by increased activity on various smaller electrical projects in the southern U.S.

Income (Loss) from Construction Operations

The following table summarizes our income (loss) from construction operations by business segment with prior year restated according to the reorganization eliminating the Management Services segment due to the unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”:

	Income from Construction Operations
	and Operating Margins
	Three months ended March 31,				Change in
	2014		2013		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$44.4	12.2%	$23.3	9.2%	21.1	90.6%	3.0%
Building	1.8	0.6%	5.3	1.2%	$(3.5)	(66.0)%	(0.6)%
Specialty Contractors	7.8	2.7%	19.3	6.4%	(11.5)	(59.6)%	(3.7)%
	54.0	5.7%	47.9	4.8%	6.1	12.7%	0.9%
Corporate	(12.5)	(1.3)%	(11.8)	(1.2)%	(0.7)	5.9%	(0.1)%
Income from construction operations	$41.5	4.3%	$36.1	3.6%	$5.4	15.0%	0.7%

Civil Segment

Civil segment income from construction operations increased $21.1 million (or 90.6%), from $23.3 million in the first quarter of 2013 to $44.4 million in the first quarter of 2014, due primarily to an increased mix of higher-margin Civil work in certain parts of the U.S., favorable performance on a large tunnel project in California, and the increased volumes discussed above under Revenues. Civil segment operating margin increased from 9.2% in the first quarter of 2013 to 12.2% in the first quarter of 2014 due primarily to the above-mentioned reasons.

Building Segment

Building segment income from construction operations decreased $3.5 million (or 66.0%), from income of $5.3 million in the first quarter of 2013 to income of $1.8 million in the first quarter of 2014, due primarily to the decrease in volume discussed above under Revenues. Building segment operating margin decreased from 1.2% in the first quarter of 2013 to 0.6% in the first quarter of 2014 due primarily to the above-mentioned reasons.

Specialty Contractors Segment

Specialty Contractors segment income from construction operations decreased by $11.5 million (or 59.6%), from $19.3 million in the first quarter of 2013 to $7.8 million in the first quarter of 2014, due primarily to the volume changes discussed in Revenues above and unfavorable performance on certain mechanical projects in New York. The decrease was partially offset by favorable performance on various smaller electrical projects in New York and improving performance in certain smaller specialty units. Specialty Contractors segment operating margin declined from 6.4% in the first quarter of 2013 to 2.7% in the first quarter of 2014 due primarily to the reasons discussed above.

Corporate

Corporate general and administrative expenses increased by $0.7 million (or 5.9%), from $11.8 million in the first quarter of 2013 to $12.5 million in the first quarter of 2014 due primarily to increased expenses related to the deployment of our enterprise resource planning system.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	March 31, 2014	March 31, 2013	$ Change	% Change
Three months ended
Other income (expense), net	$(3.4)	$(0.8)	$(2.6)	325.0%
Interest expense	(10.8)	(11.3)	0.5	(4.4)%
Provision for income taxes	(11.4)	(9.1)	(2.3)	25.3%

Other expense, net increased by $2.6 million from $0.8 million in the first quarter of 2013 to $3.4 million in the first quarter of 2014, due primarily to a net increase in certain business acquisition related liabilities.

Interest expense decreased $0.5 million to $10.8 million in the first quarter of 2014 compared to $11.3 million in the first quarter of 2013.

We recognized income tax expense of $11.4 million in the first quarter of 2014 compared to income tax expense of $9.1 million in the first quarter of 2013. The increase in income tax expense was due to increased income in the first quarter of 2014 along with an unfavorable discrete tax adjustment. Excluding the unfavorable discrete tax adjustment of $0.4 million in the first quarter of 2014 and the favorable discrete tax adjustment of $0.4 million in the first quarter of 2013, the effective tax rate was relatively flat, increasing from 39.9% in the first quarter of 2013 to 40.3% in the first quarter of 2014.

Liquidity and Capital Resources

Cash and Working Capital

At March 31, 2014 and December 31, 2013, cash held by us and available for general corporate purposes was $25.5 million and $36.6 million, respectively. Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $107.5 million and $83.3 million at March 31, 2014 and December 31, 2013, respectively, and our restricted cash was $43.3 million and $42.6 million at March 31, 2014 and December 31, 2013, respectively. We do not believe that it is likely we will be called upon to contribute significant additional capital in the event of default by any of our partners.

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

A summary of cash flows for each of the three months ended March 31, 2014 and 2013 is set forth below:

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Cash flows from:
Operating activities	$(41.1)	$(84.4)
Investing activities	(7.6)	(18.5)
Financing activities	61.9	67.2
Net increase/(decrease) in cash	13.2	(35.7)
Cash at beginning of year	119.9	168.0
Cash at end of period	$133.1	$132.3

During the three months ended March 31, 2014, we used $41.1 million in cash to fund operating activities, due primarily to the timing of collections in the Civil segment. We used $7.6 million in cash from investing activities, due primarily to the purchase of construction equipment of $8.4. We received $61.9 million in cash from financing activities, due primarily to our outstanding borrowings under our revolving facility offset by cash used for scheduled debt repayments.

At March 31, 2014, we had working capital of $873.5 million, a ratio of current assets to current liabilities of 1.66 to 1.00, and a ratio of debt to equity of 0.65 to 1.00 compared to working capital of $787.4 million, a ratio of current assets to current liabilities of 1.61 to 1.00 and a ratio of debt to equity of 0.59 to 1.00 at December 31, 2013.

Long-term Investments

At March 31, 2014, we had investments in auction rate securities (“ARS”) of $46.3 million, which are reflected at fair value. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. The current overall liquidity concerns in capital markets have affected our ability to liquidate many of our investments in auction rate securities. As such, we classified our ARS as “available-for-sale” Long-term Investments. Based on our ability to access our cash equivalent investments and our available revolving facility, we do not expect that the short-term lack of liquidity of our ARS investments will materially affect our overall liquidity position or our ability to execute our current business plan. For a description of our accounting for our ARS, see Note 5 — Fair Value Measurements to Consolidated Condensed Financial Statements.

Long-term Debt

Debt was $820.8 million at March 31, 2014, an increase of $86.9 million from $733.9 million at December 31, 2013, due primarily to a net increase in borrowings of $79.0 million on our revolving line of credit. We utilized the revolving facility for outstanding letters of credit in the amount of $0.2 million. Accordingly, at March 31, 2014, we had $85.8 million available to borrow under our credit agreement. We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Excluding the outstanding borrowings of $214.0 million on our revolving line of credit, the unsecured senior notes of $298.6 million and our $200 million term loan (which had been paid down to $105.0 million at March 31, 2014 from $115.0 million at December 31, 2013), the remaining balance of $203.3 million of our outstanding debt is generally secured by the underlying assets. Our debt to equity ratio was 0.65 to 1.00 as of March 31, 2014 compared to 0.59 to 1.00 as of December 31, 2013.

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

There were no other material changes in our contractual obligations during the three months ended March 31, 2014.

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

•                  actions taken or not taken by third parties including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and

•                  other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 24, 2014.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 24, 2014.

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

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013. For an update to those disclosures, see Note 7 — Contingencies and Commitments to Consolidated Condensed Financial Statements.

Item 1A. Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from those risk factors during the three months ended March 31, 2014.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.	Articles of Incorporation and By-laws

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

3.2	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000.)

3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008.)

3.5	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).

3.6	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).

Exhibit 10.1	Commercial Lease Agreement, dated April 18, 2014 by and among Tutor-Perini Corporation and Ronald N. Tutor—filed herewith.

Exhibit 10.2	Industrial Lease Agreement, dated April 18, 2014 by and among Tutor-Perini Corporation and Kristra Investments, Ltd.—filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 95	Mine Safety Disclosure — filed herewith.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tutor Perini Corporation
Registrant

Date: May 7, 2014	/s/Michael J. Kershaw
Michael J. Kershaw,
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer