Form 10-Q
period 2014-06-30
TUTOR PERINI Corp
filed 2014-08-05
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at August 4, 2014 was 48,571,741.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Part I.— Financial Information

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

(in thousands, except share data)

	June 30, 2014
	(unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,858	$119,923
Restricted cash	42,627	42,594
Accounts receivable, including retainage	1,454,045	1,291,246
Costs and estimated earnings in excess of billings	660,952	573,248
Deferred income taxes	7,982	8,240
Other current assets	52,420	50,669
Total current assets	2,357,884	2,085,920

LONG-TERM INVESTMENTS	—	46,283

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $199,615 in 2014 and $183,793 in 2013)	529,545	498,125

OTHER ASSETS:
Goodwill	585,006	577,756
Intangible assets, net	106,403	113,740
Other	75,685	75,614
Total assets	$3,654,523	$3,397,438

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

JUNE 30, 2014 AND DECEMBER 31, 2013

(in thousands, except share data)

	June 30, 2014
	(unaudited)	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$68,232	$114,658
Accounts payable, including retainage	849,628	758,225
Billings in excess of costs and estimated earnings	299,389	267,586
Accrued expenses and other current liabilities	136,774	158,017
Total current liabilities	1,354,023	1,298,486

LONG-TERM DEBT, less current maturities	761,034	619,226

DEFERRED INCOME TAXES	115,536	114,333

OTHER LONG-TERM LIABILITIES	122,463	117,858
Total liabilities	2,353,056	2,149,903

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value:
Authorized — 1,000,000 shares
Issued and outstanding — none	—	—
Common stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 48,571,741 shares and 48,421,467 shares	48,572	48,421
Additional paid-in capital	1,016,823	1,007,918
Retained earnings	269,059	224,575
Accumulated other comprehensive loss	(32,987)	(33,379)
Total stockholders’ equity	1,301,467	1,247,535

Total liabilities and stockholders’ equity	$3,654,523	$3,397,438

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$1,084,510	$1,053,065	$2,039,743	$2,045,993

Cost of operations	954,979	947,110	1,804,865	1,839,681

Gross profit	129,531	105,955	234,878	206,312

General and administrative expenses	64,088	66,481	127,938	130,759

INCOME FROM CONSTRUCTION OPERATIONS	65,443	39,474	106,940	75,553

Other (expense) income, net	(6,974)	(3,234)	(10,347)	(4,061)
Interest expense	(10,857)	(11,083)	(21,688)	(22,419)

Income before income taxes	47,612	25,157	74,905	49,073

Provision for income taxes	(19,067)	(9,679)	(30,421)	(18,795)

NET INCOME	$28,545	$15,478	$44,484	$30,278

BASIC EARNINGS PER COMMON SHARE	$0.59	$0.32	$0.92	$0.64

DILUTED EARNINGS PER COMMON SHARE	$0.58	$0.32	$0.91	$0.62

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,543	47,684	48,492	47,622
Effect of dilutive stock options and restricted stock units	510	914	500	934
DILUTED	49,053	48,598	48,992	48,556

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		JUNE 30,
	2014	2013	2014	2013

NET INCOME	$28,545	$15,478	$44,484	$30,278

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	590	172	100	(163)
Change in fair value of investments	99	(467)	287	(289)
Change in fair value of interest rate swap	120	477	258	757
Other comprehensive income before taxes	809	182	645	305
INCOME TAX EXPENSE (BENEFIT):
Foreign currency translation	243	215	39	66
Change in fair value of investments	106	(115)	113	(38)
Change in fair value of interest rate swap	44	185	101	297
Income tax expense	393	285	253	325
NET OTHER COMPREHENSIVE INCOME (LOSS)	416	(103)	392	(20)

TOTAL COMPREHENSIVE INCOME	$28,961	$15,375	$44,876	$30,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance - December 31, 2013	$48,421	$1,007,918	$224,575	$(33,379)	$1,247,535
Net income	—	—	44,484	—	44,484
Other comprehensive income/(loss)	—	—	—	392	392
Total comprehensive income					44,876
Tax effect of stock-based compensation	—	—	—	—	—
Stock-based compensation expense	—	9,282	—	—	9,282
Issuance of common stock, net	151	(377)	—	—	(226)
Balance - JUNE 30, 2014	$48,572	$1,016,823	$269,059	$(32,987)	$1,301,467

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$44,484	$30,278
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,078	27,566
Stock-based compensation expense	9,920	4,624
Excess income tax benefit from stock-based compensation	—	(358)
Deferred income taxes	(64)	500
Loss on sale of investments	1,786	—
(Gain) loss on sale of property and equipment	427	(180)
Other long-term liabilities	5,559	8,449
Other non-cash items	1,562	(111)
Changes in other components of working capital	(155,187)	(109,338)
NET CASH USED IN OPERATING ACTIVITIES	(61,435)	(38,570)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(26,730)	(28,127)
Proceeds from sale of property and equipment	1,906	2,359
Proceeds from sale of available-for-sale securities	44,497	—
Change in restricted cash	(33)	(8,302)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	19,640	(34,070)

Cash Flows from Financing Activities:
Proceeds from debt	717,484	421,550
Repayment of debt	(649,282)	(374,987)
Business acquisition-related payments	(1,260)	—
Excess income tax benefit from stock-based compensation	—	358
Issuance of common stock and effect of cashless exercise	(1,531)	341
Debt issuance costs	(3,681)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,730	47,262

Net Increase/(Decrease) in Cash and Cash Equivalents	19,935	(25,378)
Cash and Cash Equivalents at Beginning of Year	119,923	168,056
Cash and Cash Equivalents at End of Period	$139,858	$142,678

Supplemental Disclosure of Cash Paid For:
Interest	$21,830	$21,678
Income taxes	$33,668	$12,692
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements	$27,045	$205
Grant date fair value of common stock issued for services	$4,480	$3,657

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014 and December 31, 2013, results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04 Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In April 2014, the FASB issued FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU expands disclosure requirements about discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU addresses when an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, clarifying the recognition timing of expense associated with certain performance based stock awards when the performance target that affects vesting could be achieved after the requisite service period. This ASU is an update to FASB ASC Topic 718 and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with earlier adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

During the three months ended June 30, 2014, the Company’s results of operations were impacted by a change in the estimated recoveries on two projects, a $24.2 million favorable increase and a $9.4 million unfavorable decrease. The changes in estimates were primarily driven by changes in cost recovery assumptions based on certain legal rulings issued during the period. These changes in estimates resulted in a $14.8 million net increase in income from construction operations, an $8.8 million increase in net income, and $0.18 in diluted earnings per share during the three and six months ended June 30, 2014. These changes were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

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

Cash and cash equivalents and restricted cash consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$21,570	$36,579
Company’s share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	118,288	83,344
Total Cash and Cash Equivalents	$139,858	$119,923

Restricted Cash	$42,627	$42,594

(4)     Costs and estimated earnings in excess of billings

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Unbilled costs and profits incurred to date*	$283,516	$204,276
Unapproved change orders	125,018	146,787
Claims	252,418	222,185
	$660,952	$573,248

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at December 31, 2013 and June 30, 2014, approximately $58.8 million and $20.5 million, respectively, are the amounts subject to pending litigation or dispute resolution proceedings as described in Note 7 — Contingencies and Commitments. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value. Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of June 30, 2014 and December 31, 2013 were $313.6 million and $321.0 million, respectively, compared to the carrying value of $298.6 million and $298.5 million, respectively. The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same or similar financial instruments at June 30, 2014 and December 31, 2013. The carrying values of the remaining balance of the Company’s long-term debt of $530.6 million and $435.4 million at June 30, 2014 and December 31, 2013, respectively, were estimated to approximate their fair values.

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At June 30, 2014	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$139,858	$139,858	$—	$—
Restricted cash (1)	42,627	42,627	—	—
Short-term investments (2)	2,617	––	2,617	—
Investments in lieu of retainage (3)	26,824	17,797	9,027	—
Total	$211,926	$200,282	$11,644	$—

Liabilities:
Interest rate swap contract (5)	$835	$—	$835	$—
Contingent consideration (6)	50,328	—	—	50,328
	$51,163	$—	$835	$50,328

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At December 31, 2013	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$119,923	$119,923	$—	$—
Restricted cash (1)	42,594	42,594	—	—
Short-term investments (2)	2,336	—	2,336	—
Investments in lieu of retainage (3)	21,913	12,184	9,729	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$233,049	$174,701	$12,065	$46,283

Liabilities:
Interest rate swap contract (5)	$974	$—	$974	$—
Contingent consideration (6)	46,022	—	—	46,022
	$46,996	$—	$974	$46,022

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

(4)              On April 30, 2014, the Company sold its auction rate securities (“ARS”) for $44.5 million.  At both March 31, 2014 and December 31, 2013 the Company had $46.3 million invested in these ARS which the Company considered as available-for-sale long-term investments. The long-term investments in ARS held by the Company at both March 31, 2014 and December 31, 2013 were in securities collateralized by student loan portfolios. At both March 31, 2014 and December 31, 2013, most of the Company’s ARS were rated AA+.

(5)               As discussed in Note 10 — Financial Commitments, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its former $200 million five-year term loan. The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012. This term loan was paid off and the then current amount refinanced on June 5, 2014, providing for a $250 million term loan maturing on June 5, 2019. The interest rate swap continues on its original basis for the initial term and amount and finalizes on June 30, 2016. The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk. This liability is classified as a component of other long-term liabilities.

(6)              The liabilities listed as of June 30, 2014 and December 31, 2013 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement periods for purchase price analyses for the acquisitions have concluded.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and six months ended June 30, 2014 and 2013.

The following is a summary of changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and 2013:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2013	$46,283
Purchases	—
Settlements	—
Balance at March 31, 2014	$46,283
Purchases	—
Settlements	(44,497)
Realized loss included in other income (expense), net	(1,786)
Reversal of pretax impairment charges included in accumulated other comprehensive income (loss)	—
Balance at June 30, 2014	$—

Auction Rate
Securities
(in thousands)
Balance at December 31, 2012	$46,283
Purchases	—
Settlements	—
Balance at March 31, 2013	$46,283
Purchases	—
Settlements	—
Balance at June 30, 2013	$46,283

At both March 31, 2014 and December 31, 2013, the Company had $46.3 million invested in auction rate securities (“ARS”) classified as available-for-sale. All of the ARS were securities collateralized by student loan portfolios guaranteed by the United States government. At both March 31, 2014 and December 31, 2013, most of the Company’s ARS were rated AA+. On April 30, 2014, the Company sold all of its Auction Rate Securities for approximately $44.5 million, limiting our loss on investment to $1.8 million which properly reflected our investment policy of maintaining adequate liquidity and maximizing returns.

The Company had classified its ARS investment as long-term investments due to the uncertainty in the timing of future ARS calls and the absence of an active market for government-backed student loans. At the date of the balance sheet prior to the sale, the Company expected that it would take in excess of twelve months before the ARS could be refinanced or sold.

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and 2013:

Contingent
Consideration
(in thousands)
Balance at December 31, 2013	$46,022
Fair value adjustments included in other income (expense), net	3,404
Contingent consideration settled	(1,031)
Balance at March 31, 2014	$48,395
Fair value adjustments included in other income (expense), net	2,162
Contingent consideration settled	(229)
Balance at June 30, 2014	$50,328

Contingent
Consideration
(in thousands)
Balance at December 31, 2012	$42,624
Fair value adjustments included in other income (expense), net	1,380
Balance at March 31, 2013	$44,004
Fair value adjustments included in other income (expense), net	3,914
Balance at June 30, 2013	$47,918

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

(6)               Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation. Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any changes in facts or circumstances during the three and six months ended June 30, 2014 that would suggest a material decline in the value of goodwill and intangible assets as concluded in the fourth quarter of the year ended December 31, 2013.

During the first quarter of 2014, the Company completed a reorganization which resulted in the elimination of the Management Services reporting unit and reportable segment. The Management Services reporting unit formerly consisted of the following subsidiary companies: Black Construction and Perini Management Services. The reorganization was completed due to the unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”. The Company reallocated goodwill between its reorganized reporting units based on a relative fair value assessment in accordance with the guidance on segment reporting.

The following table presents the carrying amount of goodwill, and the effect of the reorganization, allocated to the Company’s reporting units as of June 30, 2014:

			Specialty	Management
	Civil	Building	Contractors	Services	Total
	(in thousands)

Gross Goodwill Balance	$429,893	$420,267	$148,943	$66,638	$1,065,741
Accumulated Impairment	(55,740)	(409,765)	—	(22,480)	(487,985)
Balance at December 31, 2013	$374,153	$10,502	$148,943	$44,158	$577,756
Goodwill redistribution in connection with reorganization	41,205	2,953	––	(44,158)	—
Goodwill recorded in connection with an acquisition	––	––	7,250	––	7,250
Balance at June 30, 2014	$415,358	$13,455	$156,193	$—	$585,006

During the quarter ended September 30, 2013, the Company acquired a small fire protection systems contractor.  During the quarter ended June 30, 2014, an adjustment was made to goodwill for this acquisition in the amount of $7.3 million. As this acquisition is immaterial, including adjustments, no pro forma disclosures are presented herein.

Intangible assets consist of the following:

	June 30, 2014				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
		(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(7,585)	(23,232)	43,533	20 years
Contractor license	6,000	—	(6,000)	––	Indefinite
Customer relationships	39,800	(14,957)	(16,645)	8,198	11.4 years
Construction contract backlog	73,706	(69,444)	—	4,262	3.6 years
Total	$311,456	$(91,986)	$(113,067)	$106,403

	December 31, 2013				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
		(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(6,341)	(23,232)	44,777	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(14,315)	(16,645)	8,840	11.4 years
Construction contract backlog	73,706	(63,993)	—	9,713	3.6 years
Total	$311,456	$(84,649)	$(113,067)	$113,740

Amortization expense for the three and six months ended June 30, 2014 totaled $3.7 million and $7.3 million, respectively. As of June 30, 2014, amortization expense is estimated to be $6.1 million for the remainder of 2014, $3.7 million in 2015, $3.5 million in 2016, $3.5 million in 2017, $3.5 million in 2018 and $35.5 million thereafter.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others, which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties. In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest. In the remanded proceedings, the Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3.0 million after deducting $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP. The parties filed post-trial motions for costs and fees. The Court ruled that TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees. TSP is appealing the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its sureties’ request for attorneys’ fees. LAMTA subsequently filed its cross-appeal. In June 2014, the Court of Appeal issued its decision reversing judgment on the People’s Unfair Competition claim and the denial of TSP’s Sureties’ request for attorney’s fees and affirming the remainder of the judgment. The case will be remanded to the trial court in August 2014, to make further rulings consistent with the decision of the Court of Appeal. LAMTA subsequently filed a request for hearing before the California Supreme Court, challenging the Court of Appeal’s decision that TSP’s Sureties are entitled to attorney’s fees.

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

In June 2014, the Superior Court issued a decision granting PKC’s motion in its entirety. The Court concluded that the Engineer’s Decisions concerning the arbitrability of PKC’s claims were based on error of law and were unsupported by substantial evidence. The Court vacated the Engineer’s Decisions on the arbitrability of PKC’s claims. The Court also concluded that PKC’s claims are subject to arbitration. The Court reinstated the DRB’s arbitration awards on those claims, and made clear that its decision pertains to the awards of DRB3 as well as awards of the DRB4. DRB5 will convene to award interest on DRB3 and DRB4 awards, and the Court will then enter judgment in PKC’s favor on the total amount. As a result of the Judge’s Order, PKC has increased its anticipated recovery to $85.6 million which includes interest.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The agreed upon settlement did not have an impact on the Company’s recorded accounting position as of the period ended June 30, 2014. The execution of that settlement agreement continues under the supervision of a mediator appointed by the Bankruptcy Court. Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

With respect to alleged losses at the Harmon Tower, the Company has contractual indemnities from the responsible subcontractor, as well as insurance coverage. The Company’s insurance carrier initiated legal proceedings seeking declaratory relief that their insurance policies do not provide for defense or coverage for matters pertaining to the Harmon Towers. Those proceedings are stayed pending the outcome of the underlying dispute in Nevada District Court. The Company is not aware of a basis for other claims that would amount to material offsets against what MGM owes to the Company. The Company does not expect this matter to have any material effect on its consolidated financial statements.

During July 2013, a settlement was reached for $39.8 million related to outstanding receivables for various subcontractors, which included consideration for, and brought resolution to, disputes between the Company’s subsidiaries Fisk and DMI and MGM. Payment was received in August 2013.

As of June 2014, MGM has reached agreements with subcontractors to settle $348 million of amounts previously billed to MGM. The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit. As of June 2014, the Company had approximately $165.7 million recorded as contract receivables for amounts due and owed to the Company. As of June 2014, the Company’s mechanic’s lien against the project was $173.7 million.

In January 2014, the Parties reached a confidential settlement on most of the non-Harmon related issues, including the majority of the Company’s affirmative claims. Court ordered mediation is ongoing for the remaining claims. The trial date has been set for September 23, 2014.

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

The Company tendered its claim to the NYCTA OCIP and to Chartis Claims, Inc. (“Chartis”), its insurance carrier. Coverage was denied in January 2011. The OCIP and general liability carriers filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies. In mid-February 2012, the Company filed a third-party action against certain underwriters (“Lloyd’s”). In mid-November 2012, the Court granted Chartis’ and Lloyd’s respective motions for summary judgment without oral argument. In 2013, parties filed appellate briefs and the matter at the time was under submission in the Court of Appeal.  On May 6, 2014, the 2nd Circuit Court issued a summary order affirming the trial court’s decision on the grounds of late notice. Management booked the impact of this judgment during the second quarter of 2014, resulting in a charge against the company’s earnings.

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

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable. In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses. In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range. As of December 31, 2013, there were no changes in facts or circumstances that led management to believe that there were any changes to the probability of outcomes. The amount of payments in excess of the established contingent liability is recorded in Accounts Receivable on the Company’s Consolidated Condensed Balance Sheet as of June 30, 2014. Estimating and recording future outcomes of litigation proceedings require significant judgment and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company’s financial results. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

(8)               Income Taxes

The Company’s income tax provision was $19.1 and $30.4 million for the three and six months ended June 30, 2014 respectively, compared to income tax provision of $9.7 and $18.8 million for the three and six  months ended June 30, 2013. The effective income tax rate was 40.0% and 40.6% for the three and six months ended June 30, 2014, respectively, as compared to 38.5% and 38.3% for the same period in 2013.

As of June 30, 2014, the total amount of unrecognized tax benefits, including related interest and penalties was $5.6 million. If the total amount of unrecognized tax benefits was recognized, $5.0 million of unrecognized tax benefits and $0.6 million of interest would impact the effective tax rate.

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

The Company’s intent is to settle stock awards in shares upon vesting to the extent that the Company has approved shares available under the Plan.  A total of 46,680 shares of common stock remain available for future grant under the Plan at June 30, 2014.  As a result, awards of 250,000 stock options that were made in March 2014 under the Plan were not deducted from the shares of common stock remaining available for future grant and these option awards, which may at the Company’s election be settled in cash, were classified as liabilities, and compensation cost for these liability-classified awards will be remeasured at each balance sheet date until such time that the Plan has been amended to increase the number of shares available. Under FASB ASC Topic 718, “Stock Compensation”(ASC 718),  options or similar instruments on shares are classified as liabilities when a cash settlement feature exists in the stock based award that can be exercised only upon the occurrence of an event that is outside the employee’s control.

Restricted Stock Unit Awards

Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. Upon vesting, each restricted stock unit award is exchanged for one share of the Company’s common stock. The grant date fair values of these awards are determined based on the closing price of the Company’s stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. As of June 30, 2014, the Compensation Committee has approved the grant of an aggregate of 5,498,333 restricted stock unit awards under the 2004 Stock Option and Incentive Plan to eligible participants.

In March 2014, the Compensation Committee established certain performance targets for 866,500 restricted stock units awarded in 2014, 2013 and 2012. The restricted stock unit awards granted during the first quarter of 2014 had a weighted average grant date fair value of $27.33.  The grant date fair value is determined based on the closing price of the Company’s common stock on the date of the grant.

15,000 restricted stock unit awards were forfeited during the six months ended June 30, 2014.

For the three and six months ended June 30, 2014, the Company recognized $3.2 million and $7.0 million, respectively, of compensation expense related to restricted stock unit awards, and such expense is included in general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2014 there was $18.6 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.9 years.

A summary of restricted stock unit awards activity for the six months ended June 30, 2014 is as follows:

			Aggregate
		Weighted Average	Intrinsic
	Number	Grant Date	Value
	of Shares	Fair Value	(in thousands)
Granted and Unvested - January 1, 2014	361,668	$17.30	$9,512
Vested	(161,668)	$19.30	$4,619
Granted	866,500	$27.33	$27,503
Forfeited	(15,000)	$28.59	—
Total Granted and Unvested	1,051,500	$25.10	$33,375
Approved for grant	401,000	(a)	$12,728
Total Awarded and Unvested - June 30, 2014	1,452,500	n.a.	$46,102

(a)                     Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at June 30, 2014 are scheduled to vest as follows, subject where applicable to the achievement of performance targets. As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards
2014	125,000
2015	342,500
2016	202,500
2017	737,500
2018	36,000
2019	9,000
1,452,500

Approximately 150,000 of the unvested restricted stock unit awards will vest based on the satisfaction of service requirements and 1,302,500 of the unvested restricted stock unit awards will vest based on the satisfaction of both service requirements and the achievement of performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions) or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of June 30, 2014, the Compensation Committee has approved the award of an aggregate of 2,785,465 stock option awards to eligible participants.

In March 2014, the Compensation Committee established certain performance targets for 714,000 stock options awarded in 2014, 2013 and 2012.  The stock option awards granted during the first quarter of 2014 had a weighted average grant date fair value of $17.69. No stock options were awarded or new performance targets were set during the second quarter of 2014.

For the three and six months ended June 30, 2014, the Company recognized compensation expense of $1.3 million and $2.9 million, respectively, related to stock option awards, and such expenses are included in general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2014, there was $11.2 million of unrecognized compensation expense related to the outstanding options, which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 3.1 years.

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Granted and Outstanding - January 1, 2014	1,295,000	$9.94	$20.20
Granted	714,000	$17.69	$18.40
Exercised	—	—	—
Forfeited	—	—	—
Total Granted and Outstanding	2,009,000	$12.70	$19.56
Approved for grant	336,000	(a)	$11.88
Total Awarded and Outstanding - June 30, 2014	2,345,000	n.a.	$18.46

(a)         Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 1,155,000 stock options that have vested and were exercisable at June 30, 2014 at a weighted average exercise price of $20.67 per share.

Of the remaining stock options outstanding, approximately 495,000 stock options will vest based on the satisfaction of service requirements and 1,850,000 stock options will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At June 30, 2014, the outstanding stock options of 2,009,000 had an intrinsic value of $24.5 million and a weighted average remaining contractual life of 6.4 years.

No stock option awards were granted during the second quarter of 2014. The following table details the key assumptions used in estimating the grant date fair values of stock option awards granted during the first quarter of 2014 based on the Black Scholes option pricing model using the following key assumptions:

Number of options	250,000	75,000	9,000	150,000	230,000
Risk-free interest rate	2.08%	1.72%	2.25%	1.46%	1.82%
Expected life of options (years)	6.5	5.3	7.0	4.6	5.6
Expected volatility of underlying stock	50.97%	51.72%	50.68%	47.69%	51.86%
Expected quarterly dividends (per share)	$0.00	$0.00	$0.00	$0.00	$0.00

(10)            Financial Commitments

Amended Credit Agreement

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement, (The “Credit Facility”) restructuring its former $300 million revolving credit facility and $200 million Term Loan. All outstanding amounts under the Fifth Amended and Restated Credit Agreement were repaid in full using proceeds of the Sixth Amended and Restated Credit Agreement. The new agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”) and a $250 million term loan (the “Term Loan”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The Term Loan principal is payable at 6.0% in year 1, 9.0% in year 2, 12.0% in year 3, 15.0% in year 4 and 13.5% in year 5 with a 44.5% balloon payment at maturity. Both the Revolving Credit Facility and the Term Loan mature on June 5, 2019.  Borrowings under the Revolving Credit Facility will bear interest based either on Bank of America’s prime lending rate or LIBOR plus an applicable margin. Borrowings under the Credit Facility will bear interest based on the London Interbank Offered Rate (“LIBOR”), plus an applicable margin. Included in the agreement is a special provision allowing an additional accordion provision, which the Company may opt to utilize at a future date to increase either the Revolving Credit Facility or establish one or more new term loan commitments, up to an aggregate amount not to exceed $300 million. The Credit Facility provides a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million.

The Revolving Credit Facility and Term Loan include usual and customary covenants for credit facilities of this type, including covenants providing maximum allowable ranges of consolidated leverage ratios from 3.75:1.00 to 2.75:1.00 over a range of five years and maintaining a minimum consolidated fixed charge coverage ratio of 1.25:1.00. The Sixth Amended and Restated Credit Facility eliminated the other covenant requirements that were formerly held under the Fifth Amended and Restated Credit Agreement.

Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Sixth Amended and Restated Credit Facility. The obligations under the Amended Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto. Any outstanding loans under the Revolving Facility and the Term Loan mature on June 5, 2019. The Term Loan balance was $250.0 million at June 30, 2014. The first term loan payment on the Sixth Amended and Restated Credit Agreement is due on September 30, 2014. The Company was in compliance with the modified financial covenants under the a Sixth Amended and Restated Credit Facility for the period ended June 30, 2014.

The Company had $80.5 million of outstanding borrowings under its Revolving Facility as of June 30, 2014 and $135.0 million of outstanding borrowings under its former Revolving Facility as of December 31, 2013. The net change in borrowings under the Revolving Facility comprises all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows. The Company utilized the Revolving Facility for letters of credit in the amount of $0.4 million as of June 30, 2014 and $0.2 million under the former Revolving Facility as of December 31, 2013. Accordingly, at June 30, 2014, the Company had $219.1 million available to borrow under the Revolving Facility.

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

As discussed in Note 6, during the first quarter of 2014, the Company completed a reorganization which resulted in the elimination of the Management Services reporting unit and reportable segment. The Management Services reporting unit formerly consisted of the following subsidiary companies: Black Construction and Perini Management Services. The reorganization was completed due to the unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”.

The following table sets forth certain reportable segment information relating to the Company’s operation for the three and six months ended June 30, 2014 and 2013 (in thousands). In accordance with the accounting guidance on segment reporting, the Company has restated the comparative prior period information for the reorganized reportable segments:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Three Months Ended June 30 2014
Total revenues	$398,123	$390,353	$321,959	$1,110,435	$—		$1,110,435

Elimination of intersegment revenues	(7,584)	(18,341)	—	(25,925)	—		(25,925)
Revenues from external customers	$390,539	$372,012	$321,959	$1,084,510	$—		$1,084,510
Income from construction operations	$58,002	$7,674	$12,633	$78,309	$(12,866	)*	$65,443

Three Months Ended June 30, 2013
Total revenues	$356,711	$443,622	$284,036	$1,084,369	$—		$1,084,369
Elimination of intersegment revenues	(10,515)	(20,789)	—	(31,304)	—		(31,304)
Revenues from external customers	$346,196	$422,833	$284,036	$1,053,065	$—		$1,053,065
Income from construction operations	$31,674	$2,661	$15,985	$50,320	$(10,846	)*	$39,474

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Six Months Ended June 30, 2014
Total revenues	$774,515	$701,668	$614,104	$2,090,287	$—		$2,090,287
Elimination of intersegment revenues	(18,820)	(31,724)	—	(50,544)	—		(50,544)
Revenues from external customers	$755,695	$669,944	$614,104	$2,039,743	$—		$2,039,743
Income from construction operations	$102,347	$9,497	$20,450	$132,294	$(25,354	)*	$106,940

Six Months Ended June 30, 2013
Total revenues	$661,960	$894,831	$585,913	$2,142,704	—		$2,142,704
Elimination of intersegment revenues	(61,803)	(34,898)	(10)	(96,711)	—		(96,711)
Revenues from external customers	$600,157	$859,933	$585,903	$2,045,993	$—		$2,045,993
Income from construction operations	$54,924	$8,008	$35,271	$98,203	$(22,650)		$75,553

* Consists primarily of corporate general and administrative expenses.

The following table set forth certain reportable segment information relating to the Company’s total assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Building	702,164	663,314
Civil	1,499,197	1,384,937
Specialty Contractors	752,806	734,079
	$2,954,167	$2,782,330
Corporate *	700,356	615,108
Total	$3,654,523	$3,397,438

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

The following table sets forth the net periodic benefit cost by component for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest cost	$1,030	$917	$2,060	$1,833
Expected return on plan assets	(1,192)	(1,120)	(2,384)	(2,240)
Amortization of net loss	1,077	1,544	2,154	3,088
Net periodic benefit cost	$915	$1,341	$1,830	$2,681

The Company contributed $1.5 million and $0.6 million to its defined benefit pension plan during the first half of 2014 and 2013, respectively. The Company expects to contribute an additional $3.5 million to its defined benefit pension plan during the remainder of fiscal year 2014.

(14)            Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements. On April 18, 2014, the Company and Ronald N. Tutor entered into two separate lease agreements, replacing the former leases which terminated on May 31, 2014. Each of the new leases is effective June 1, 2014 with new monthly payments of an aggregate of $0.2 million, and an increase at the rate of the greater of 3% per annum or the Consumer Price Index (“CPI”) for the Los Angeles metropolitan area beginning on June 1, 2015. Both new leases provide for purchase/sell options beginning on June 1, 2021 and June 1, 2025, respectively. Also under both leases, the fair market value shall be agreed upon by both parties, or shall be determined by a consensus of independent qualified appraisers. Lease expense for these new leases and the former leases until date of termination, recorded on a straight-line basis, was $0.6 million and $1.3 and $1.2 million for the three and six months ended June 30, 2014 and 2013, respectively.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. Currently the Company has a 30% interest in a joint venture with O&G as the sponsor involving a highway construction project for the State of Connecticut, with an estimated total contract value of approximately $364 million, scheduled for completion in 2016. Under this arrangement, O&G provides project-related equipment and services directly to the customer (on customary trade terms). In accordance with the joint venture agreement, payments to O&G for equipment and services for the three months ended June 30, 2014 and June 30, 2013 were $1.856 and $1.792 million, respectively. Payments to O&G for equipment and services for the six months ended June 30, 2014 and June 30, 2013 were $3.359 and $3.182 million, respectively. O&G’s cumulative holdings of the Company’s stock were 500,000 shares at June 30, 2014 and 600,000 shares at June 30, 2013, or 1.03% and 1.25%, respectively, of total common shares outstanding.

(15)            Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Company’s obligation to pay principal and interest on its 7.625% senior unsecured notes due November 1, 2018, is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Sixth Amended Credit Agreement (the “Guarantors”). The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.

The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer of the senior unsecured notes, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

CONDENSED CONSOLIDATING BALANCE SHEET - JUNE 30, 2014 (UNAUDITED)

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$81,385	$50,422	$8,051	$—	$139,858
Restricted Cash	3,368	8,050	31,209	—	42,627
Accounts Receivable	300,406	1,160,673	51,145	(58,179)	1,454,045
Costs and Estimated Earnings in Excess of Billings	90,823	640,451	152	(70,474)	660,952
Deferred Income Taxes	—	15,608	—	(7,626)	7,982
Other Current Assets	58,924	41,108	20,200	(67,812)	52,420
Total Current Assets	534,906	1,916,312	110,757	(204,091)	2,357,884

Property and Equipment, net	92,129	432,981	4,435	—	529,545
Intercompany Notes and Receivables	—	239,049	—	(239,049)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible Assets, net	—	106,403	—	—	106,403
Investment in Subsidiaries	2,113,166	19,519	50	(2,132,735)	—
Other	71,690	9,312	—	(5,317)	75,685
	$2,811,891	$3,308,582	$115,242	$(2,581,192)	$3,654,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$23,082	$45,150	$—	—	$68,232
Accounts Payable	189,131	757,390	2,954	(99,847)	849,628
Billings in Excess of Costs and Estimated Earnings	119,667	179,688	34	—	299,389
Accrued Expenses and Other Current Liabilities	56,161	96,020	53,697	(69,104)	136,774
Total Current Liabilities	388,041	1,078,248	56,685	(168,951)	1,354,023

Long-term Debt, less current maturities	683,291	118,059	—	(40,316)	761,034
Deferred Income Taxes	107,622	7,914	—	—	115,536
Other Long-term Liabilities	120,346	2,117	—	—	122,463
Intercompany Notes and Advances Payable	211,124	—	27,823	(238,947)	—

Stockholders’ Equity	1,301,467	2,102,244	30,734	(2,132,978)	1,301,467
	$2,811,891	$3,308,582	$115,242	$(2,581,192)	$3,654,523

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and Cash Equivalents	$88,995	$18,031	$12,897	$—	$119,923
Restricted Cash	18,833	8,040	15,721	—	42,594
Accounts Receivable	208,227	1,126,012	47,958	(90,951)	1,291,246
Costs and Estimated Earnings in Excess of Billings	99,779	505,979	152	(32,662)	573,248
Deferred Income Taxes	—	15,866	—	(7,626)	8,240
Other Current Assets	37,605	26,234	24,462	(37,632)	50,669
Total Current Assets	453,439	1,700,162	101,190	(168,871)	2,085,920

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	77,562	415,993	4,570	—	498,125
Intercompany Notes and Receivables	—	428,190	—	(428,190)	—
Other Assets:
Goodwill	—	577,756	—	—	577,756
Intangible Assets, net	—	113,740	—	—	113,740
Investment in Subsidiaries	2,181,280	29	50	(2,181,359)	—
Other	70,269	10,528	—	(5,183)	75,614
	$2,828,833	$3,246,398	$105,810	$(2,783,603)	$3,397,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$50,578	$64,080	$—	$—	$114,658
Accounts Payable	162,292	677,997	6,039	(88,103)	758,225
Billings in Excess of Costs and Estimated Earnings	90,267	177,285	34	—	267,586
Accrued Expenses and Other Current Liabilities	58,232	99,257	48,369	(47,841)	158,017
Total Current Liabilities	361,369	1,018,619	54,442	(135,944)	1,298,486

Long-term Debt, less current maturities	575,356	84,053	—	(40,183)	619,226
Deferred Income Taxes	107,448	6,885	—	—	114,333
Other Long-term Liabilities	114,677	3,181	—	—	117,858
Intercompany Notes and Advances Payable	422,448	—	23,462	(445,910)	—

Contingencies and Commitments

Stockholders’ Equity	1,247,535	2,133,660	27,906	(2,161,566)	1,247,535
	$2,828,833	$3,246,398	$105,810	$(2,783,603)	$3,397,438

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2014

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$207,944	$918,146	—	$(41,580)	$1,084,510
Cost of Operations	177,877	827,097	(8,415)	(41,580)	954,979

Gross Profit	$30,067	91,049	8,415	—	129,531

General and Administrative Expenses	18,985	44,625	478	—	64,088

INCOME FROM CONSTRUCTION OPERATIONS	11,082	46,424	7,937	—	65,443

Equity in Earnings of Subsidiaries	31,748	—	—	(31,748)	—
Other (Expense) Income, net	(6,684)	(418)	128	—	(6,974)
Interest Expense	(9,809)	(1,048)	—	—	(10,857)

Income (loss) before Income Taxes	26,337	44,958	8,065	(31,748)	47,612

(Provision) for Income Taxes	2,208	(18,062)	(3,213)	—	(19,067)

NET INCOME (LOSS)	$28,545	$26,896	$4,852	$(31,748)	$28,545

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	340	—	—	(340)	—
Foreign currency translation	—	347	—	—	347
Change in fair value of investments	—	(7)	—	—	(7)
Change in fair value of interest rate swap	76	—	—	—	76
Total Other Comprehensive (Loss) Income	416	340	—	(340)	416

Total Comprehensive Income (Loss)	$28,961	$27,236	$4,852	$(32,088)	$28,961

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$141,795	$948,071	$—	$(36,801)	$1,053,065
Cost of Operations	122,423	865,284	(3,796)	(36,801)	947,110

Gross Profit	19,372	82,787	3,796	—	105,955

General and Administrative Expenses	19,328	46,677	476	—	66,481

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	44	36,110	3,320	—	39,474

Equity in Earnings of Subsidiaries	24,440	—	—	(24,440)	—
Other (Expense) Income, net	(4,314)	955	125	—	(3,234)
Interest Expense	(10,300)	(783)	—	—	(11,083)

Income (Loss) before Income Taxes	9,870	36,282	3,445	(24,440)	25,157

Credit (Provision) for Income Taxes	5,608	(13,961)	(1,326)	—	(9,679)

NET INCOME (LOSS)	$15,478	$22,321	$2,119	$(24,440)	$15,478

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(395)	—	—	395	—
Tax adjustment on minimum pension liability	—	—	—	—	—
Foreign currency translation	—	(43)	—	—	(43)
Change in fair value of investments	—	(352)	—	—	(352)
Change in fair value of interest rate swap	292	—	—	—	292
Total Other Comprehensive (Loss) Income	(103)	(395)	—	395	(103)

Total Comprehensive Income (Loss)	$15,375	$21,926	$2,119	$(24,045)	$15,375

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2014

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$434,791	$1,681,782	—	$(76,830)	$2,039,743
Cost of Operations	371,691	1,525,005	(15,001)	(76,830)	1,804,865

Gross Profit	63,100	156,777	15,001	—	234,878

General and Administrative Expenses	36,780	90,245	913	—	127,938

INCOME FROM CONSTRUCTION OPERATIONS	26,320	66,532	14,088	—	106,940

Equity in Earnings of Subsidiaries	47,029	—	—	(47,029)	—
Other (Expense) Income, net	(10,779)	184	248	—	(10,347)
Interest Expense	(19,826)	(1,862)	—	—	(21,688)

Income (loss) before Income Taxes	42,744	64,854	14,336	(47,029)	74,905

(Provision) for Income Taxes	1,740	(26,339)	(5,822)	—	(30,421)

NET INCOME (LOSS)	$44,484	$38,515	$8,514	$(47,029)	$44,484

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	235	—	—	(235)	—
Foreign currency translation	—	61	—	—	61
Change in fair value of investments	—	174	—	—	174
Change in fair value of interest rate swap	157	—	—	—	157
Total Other Comprehensive (Loss) Income	392	235	—	(235)	392

Total Comprehensive Income (Loss)	$44,876	$38,750	$8,514	$(47,264)	$44,876

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues	$281,572	$1,869,484	$—	$(105,063)	$2,045,993
Cost of Operations	247,512	1,705,104	(7,872)	(105,063)	1,839,681

Gross Profit	34,060	164,380	7,872	—	206,312

General and Administrative Expenses	38,105	91,708	946	—	130,759

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	(4,045)	72,672	6,926	—	75,553

Equity in Earnings of Subsidiaries	48,796	—	—	(48,796)	—
Other (Expense) Income, net	(5,123)	811	251	—	(4,061)
Interest Expense	(20,845)	(1,574)	—	—	(22,419)

Income (Loss) before Income Taxes	18,783	71,909	7,177	(48,796)	49,073

Credit (Provision) for Income Taxes	11,495	(27,541)	(2,749)	—	(18,795)

NET INCOME (LOSS)	$30,278	$44,368	$4,428	$(48,796)	$30,278

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(480)	—	—	480	—
Tax adjustment on minimum pension liability	—	—	—	—	—
Foreign currency translation	—	(229)	—	—	(229)
Change in fair value of investments	—	(251)	—	—	(251)
Change in fair value of interest rate swap	460	—	—	—	460
Total Other Comprehensive (Loss) Income	(20)	(480)	—	480	(20)

Total Comprehensive Income (Loss)	$30,258	$43,888	$4,428	$(48,316)	$30,258

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2014

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$44,484	$38,515	$8,514	$(47,029)	$44,484
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,866	25,077	135	—	30,078
Equity in earnings of subsidiaries	(47,029)	—	—	47,029	—
Stock-based compensation expense	9,920	—	—	—	9,920
Deferred income taxes	4,672	(4,736)	—	—	(64)
(Gain) loss on sale of investments	1,786	—	—	—	1,786
(Gain) loss on sale of property and equipment	—	427	—	—	427
Other long-term liabilities	6,624	(1,065)	—	—	5,559
Other non-cash items	(3,620)	5,182	—	—	1,562
Changes in other components of working capital	(53,928)	(104,577)	3,318	—	(155,187)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(32,225)	$(41,177)	$11,967	$—	$(61,435)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(16,715)	(10,015)	—	—	(26,730)
Proceeds from sale of property and equipment	—	1,906	—	—	1,906
Proceeds from sale of available-for-sale securities	44,497	—	—	—	44,497
Change in restricted cash	15,465	(10)	(15,488)	—	(33)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$43,247	$(8,119)	$(15,488)	$—	$19,640

Cash Flows from Financing Activities:
Proceeds from debt	685,079	32,405	—	—	717,484
Repayment of debt	(604,773)	(44,509)	—	—	(649,282)
Business acquisition-related payments	(1,226)	(34)	—	—	(1,260)
Issuance of common stock and effect of cashless exercise	(1,531)	—	—	—	(1,531)
Debt issuance costs		(3,681)			(3,681)
Increase (decrease) in intercompany advances	(96,181)	97,506	(1,325)	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(18,632)	$81,687	$(1,325)	$—	$61,730

Net (Decrease) Increase in Cash and Cash Equivalents	(7,610)	32,391	(4,846)	—	19,935
Cash and Cash Equivalents at Beginning of Year	88,995	18,031	12,897		119,923
Cash and Cash Equivalents at End of Period	$81,385	$50,422	$8,051	$—	$139,858

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

	Tutor Perini Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$30,278	$44,368	$4,428	$(48,796)	$30,278
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,230	24,201	135	—	27,566
Equity in earnings of subsidiaries	(48,796)	—	—	48,796	—
Stock-based compensation expense	4,624	—	—	—	4,624
Excess income tax benefit from stock-based compensation	(358)				(358)
Deferred income taxes	235	265	—	—	500
(Gain) loss on sale of property and equipment	(180)	—	—	—	(180)
Other long-term liabilities	9,204	(755)	—	—	8,449
Other non-cash items	864	(975)	—	—	(111)
Changes in other components of working capital	41,842	(111,153)	(40,027)	—	(109,338)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$40,943	$(44,049)	$(35,464)	$—	$(38,570)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(16,299)	(11,828)	—	—	(28,127)
Proceeds from sale of property and equipment	186	2,173	—	—	2,359
Change in restricted cash	6,795	612	(15,709)	—	(8,302)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(9,318)	$(9,043)	$(15,709)	$—	$(34,070)

Cash Flows from Financing Activities:
Proceeds from debt	395,365	26,185	—	—	421,550
Repayment of debt	(363,252)	(11,735)	—	—	(374,987)
Excess income tax benefit from stock-based compensation	358	—	—	—	358
Issuance of common stock and effect of cashless exercise	341	—	—	—	341
Increase (decrease) in intercompany advances	(39,004)	1,023	37,981	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(6,192)	$15,473	$37,981	$—	$47,262

Net Increase (Decrease) in Cash and Cash Equivalents	25,433	(37,619)	(13,192)	—	(25,378)
Cash and Cash Equivalents at Beginning of Year	64,663	74,385	29,008	—	168,056
Cash and Cash Equivalents at End of Period	$90,096	$36,766	$15,816	$—	$142,678

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at June 30, 2014 and the results of our operations for the three and six months ended June 30, 2014, and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our construction business is conducted through three basic segments or operations: Civil, Building, and Specialty Contractors. Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems and water and wastewater treatment facilities, primarily in the western, midwestern, northeastern, and mid-Atlantic regions of the United States. Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal and commercial offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets. Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others.

During the first quarter of 2014, the Company completed a reorganization which resulted in the elimination of the Management Services reporting unit and reportable segment. The Management Services reporting unit formerly consisted of the following subsidiary companies: Black Construction and Perini Management Services. The reorganization was completed due to the unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”.

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

We believe our leadership position as the contractor of choice for large, complex civil and building projects will support our long-term backlog growth. We have continued to experience increased contributions from our Civil segment consistent with our strategic focus on growing our business by pursuing and obtaining higher-margin public works projects. We expect to continue to leverage our substantial self-performance and schedule control capabilities to obtain additional large-scale civil and building awards. We have capitalized on this leadership position and these synergies with various recent significant new awards and pending awards (see Backlog Analysis on page 38).

The following tables set forth our consolidated condensed statement of operations:

	Consolidated Results of Operations
			% Change			% Change
	Three months ended		Favorable	Six months ended		Favorable
	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs 2013
	(In thousands)			(In thousands)
Revenues	$1,084,510	$1,053,065	3.0%	$2,039,743	$2,045,993	(0.3)%
Cost of operations	954,979	947,110	(0.8)%	1,804,865	1,839,681	1.9%
Gross profit	129,531	105,955	22.3%	234,878	206,312	13.8%
General and administrative expenses	64,088	66,481	3.6%	127,938	130,759	2.2%
Income from construction operations	65,443	39,474	65.8%	106,940	75,553	41.5%
Other income (expense), net	(6,974)	(3,234)	(115.6)%	(10,347)	(4,061)	(154.8)%
Interest expense	(10,857)	(11,083)	2.0%	(21,688)	(22,419)	3.3%
Income before income taxes	47,612	25,157	89.3%	74,905	49,073	52.6%
Provision for income taxes	(19,067)	(9,679)	(97.0)%	(30,421)	(18,795)	(61.9)%
Net income (loss)	$28,545	$15,478	84.4%	$44,484	$30,278	46.9%

	Consolidated Results of Operations
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
			(As a percentage of Revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	88.1%	89.9%	88.5%	89.9%
Gross profit	11.9%	10.1%	11.5%	10.1%
General and administrative expenses	5.9%	6.4%	6.3%	6.3%
Income from construction operations	6.0%	3.7%	5.2%	3.8%
Other income (expense), net	(0.6)%	(0.2)%	(0.5)%	(0.3)%
Interest expense	(1.0)%	(1.1)%	(1.1)%	(1.1)%
Income (loss) before income taxes	4.4%	2.4%	3.6%	2.4%
(Provision) benefit for income taxes	(1.8)%	(0.9)%	(1.5)%	(0.9)%
Net income (loss)	2.6%	1.5%	2.1%	1.5%

Revenues were $1,084.5 million and $2,039.7 million for the three and six months ended June 30, 2014, respectively, compared to $1,053.1 million and $2,046.0 million for the same periods in 2013. Income from construction operations was $65.4 million and $106.9 million for the three and six months ended June 30, 2014, respectively, compared to $39.5 million and $75.6 million for the same periods in 2013. Net income for the three and six months ended June 30, 2014 was $28.5 million and $44.5 million, respectively, compared to net income of $15.5 million and $30.3 million for the same periods in 2013. Basic and diluted earnings per share were $0.59 and $0.58 for the three months ended June 30, 2014, respectively, compared to basic and diluted earnings per share of $0.32 and $0.32 for the same periods in 2013. Basic and diluted earnings per share were $0.92 and $0.91 for the six months ended June 30, 2014, respectively, compared to basic and diluted earnings per share of $0.64 and $0.62 for the same periods in 2013.

During the three months ended June 30, 2014, revenues increased $31.4 million, or 3.0%, compared to the same period last year due primarily to increased activity on civil and building projects at Hudson Yards in New York and on certain electrical and mechanical projects on the East Coast. During the six months ended June 30, 2014, revenues decreased $6.3 million, or 0.3%, compared to the same period last year due primarily to decreased activity on hospitality and gaming projects in California, Arizona, Nevada, Louisiana, and Pennsylvania and on healthcare projects in California. This decrease was partially offset by increased activity on civil and building projects at Hudson Yards, bridge projects in the Midwest and New York, various educational projects nationwide, and courthouse projects in California and Florida. The increase in net income in the three and six months ended June 30, 2014 was due primarily to an overall increase in volume in our Civil segment and net favorable adjustments to anticipated recoveries associated with two legal rulings issued in the second quarter of 2014, which were partially offset by Hurricane Sandy-related projects performed in 2013.

At June 30, 2014, working capital was $1,003.9 million, an increase of $216.5 million from $787.4 million at December 31, 2013.

In the first six months of 2014, we received significant new contract awards as well as additions to existing contracts and ended the second quarter with a contract backlog of approximately $7.8 billion, an increase of $0.8 billion from $7.0 billion as of December 31, 2013. The strong increase in our backlog was driven primarily by two large new mass transit project awards that benefited our Civil and Specialty Contractors segments.

Backlog Analysis

Our backlog of uncompleted construction work at June 30, 2014 was approximately $7.8 billion compared to $7.0 billion at December 31, 2013. During the first six months of 2014, we booked various new awards and adjustments to existing contracts into backlog across each of our business segments. Significant new awards included two mass transit projects for the New York Metropolitan Transportation Authority (MTA) collectively valued at $844 million; a $255 million multi-unit residential tower project in Florida; a $120 million retail development project in California; a $113 million hospitality and gaming development project in Mississippi; a $113 million technology building project in California; a $92 million highway project in Virginia; a $74 million wastewater treatment project in New York; and a $67 million excavation and tunnel project in British Columbia.

In addition to our existing backlog, we continue to have a significant volume of pending contract awards, including up to $2.3 billion in various future phases of the Hudson Yards project and approximately $1.9 billion in various other contracts. We anticipate booking many of these and other pending awards into backlog over the next several quarters, and future phases of the Hudson Yards project over the next several years, as the contracts for these various projects are executed. We continue tracking several large-scale civil and building prospects for both public and private sector customers as we further leverage our self-performance and schedule control capabilities.

The following table provides an analysis of our backlog by business segment for the six months ended June 30, 2014, restated for prior year data due to the reorganization eliminating the Management Services segment, as the unit no longer meets the criteria set forth in FASB ASC Topic 280, “Segment Reporting”.

	Backlog at December 31, 2013	New Business Awarded (1)	Revenues Recognized	Backlog at June 30, 2014
	(in millions)
Civil	$3,538.1	$925.5	$(755.7)	$3,707.9
Building	1,755.1	922.4	(669.9)	2,007.6
Specialty Contractors	1,661.1	1,001.8	(614.1)	2,048.8
Total	$6,954.3	$2,849.7	$(2,039.7)	$7,764.3

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is an update to FASB ASC Topic 405, “Liabilities”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In April 2014, the FASB issued FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU expands disclosure requirements about discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU addresses when an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, clarifying the recognition timing of expense associated with certain performance based stock awards when the performance target that affects vesting could be achieved after the requisite service period. This ASU is an update to FASB ASC Topic 718 and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with earlier adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

During the three months ended June 30, 2014, the Company’s results of operations were impacted by a change in the estimated recoveries on two projects, a $24.2 million favorable increase and a $9.4 million unfavorable decrease. The changes in estimates were primarily driven by changes in cost recovery assumptions based on certain legal rulings issued during the period. These changes in estimates resulted in a $14.8 million net increase in income from construction operations, an $8.8 million increase in net income, and $0.18 in diluted earnings per share during the three and six months ended June 30, 2014. These changes were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 with the Three and Six Months Ended June 30, 2013

Revenues

The following table summarizes our revenues by business segment with the prior year restated according to the reorganization eliminating the Management Services segment due to the unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”:

	Revenues for the
	Three months ended June 30,
(dollars in millions)	2014	2013	$ Change	% Change
Civil	$390.5	$346.2	$44.3	12.8%
Building	372.0	422.8	(50.8)	(12.0)%
Specialty Contractors	322.0	284.0	38.0	13.4%
Total	$1,084.5	$1,053.0	$31.5	3.0%

	Revenues for the
	Six months ended June 30,
(dollars in millions)	2014	2013	$ Change	% Change
Civil	$755.7	$600.2	$155.5	25.9%
Building	669.9	859.9	(190.0)	(22.1)%
Specialty Contractors	614.1	585.9	28.2	4.8%
Total	$2,039.7	$2,046.0	$(6.3)	(0.3)%

Civil Segment

Civil segment revenues increased $44.3 million, or 12.8%, and $155.5 million, or 25.9%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. For the three and six months ended June 30, 2014, the increase was due primarily to increased activity on civil projects at Hudson Yards in New York and on certain bridge projects in the Midwest and New York, partially offset by decreased activity on two tunnel projects on the West Coast and certain highway projects on the East Coast.

Building Segment

Building segment revenues decreased $50.8 million, or 12.0%, and $190.0 million, or 22.1%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. For the three months ended June 30, 2014, the decrease was due primarily to decreased activity on hospitality and gaming projects in California, Arizona, Nevada, Louisiana, and Pennsylvania, partially offset by increased activity on the Hudson Yards project in New York and on various other projects, including a multi-unit residential tower project in Pennsylvania. For the six months ended June 30, 2014, the decrease was due primarily to decreased activity on hospitality and gaming projects in California, Arizona, Nevada, Louisiana, and Pennsylvania and on healthcare projects in California. This decrease was partially offset by increased activity on the Hudson Yards project in New York, various educational projects nationwide, and courthouse projects in California and Florida.

Specialty Contractors Segment

Specialty Contractors segment revenues increased $38.0 million, or 13.4%, and $28.2 million, or 4.8%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. For the three months ended June 30, 2014, the increase was due primarily to increased activity on two signal system modernization projects in New York and on various mechanical projects on the East Coast. For the six months ended June 30, 2014, the increase was due primarily to increased activity on two signal system modernization projects in New York and on various other electrical and mechanical projects on the Gulf and East Coasts.

Income from Construction Operations

The following table summarizes our income from construction operations by business segment with the prior year restated in accordance with the reorganization which eliminated the Management Services segment:

	Income from Construction Operations
	and Operating Margins
	Three months ended June 30,				Change in
	2014		2013		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$58.0	14.8%	$31.7	9.2%	26.3	83.0%	5.6%
Building	7.7	2.0%	2.6	0.6%	$5.1	196.2%	1.4%
Specialty Contractors	12.6	3.9%	16.0	5.6%	(3.4)	(21.3)%	(1.7)%
	78.3	7.2%	50.3	4.8%	28.0	55.7%	2.4%
Corporate	(12.9)	(1.2)%	(10.8)	(1.0)%	(2.1)	19.4%	(0.2)%
Income from construction operations	$65.4	6.0%	$39.5	3.8%	$25.9	65.6%	2.2%

	Income from Construction Operations
	and Operating Margins
	Six months ended June 30,				Change in
	2014		2013		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$102.3	13.5%	$54.9	9.1%	47.4	86.3%	4.4%
Building	9.5	1.4%	8.0	0.9%	$1.5	18.8%	0.5%
Specialty Contractors	20.5	3.3%	35.3	6.0%	(14.8)	(41.9)%	(2.7)%
	132.3	6.5%	98.2	4.8%	34.1	34.7%	1.7%
Corporate	(25.4)	(1.3)%	(22.6)	(1.1)%	(2.8)	12.4%	(0.2)%
Income from construction operations	$106.9	5.2%	$75.6	3.7%	$31.3	41.4%	1.5%

Civil Segment

Civil segment income from construction operations increased $26.3 million, or 83.0%, and $47.4 million, or 86.3%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due primarily to the volume changes discussed above under Revenues, as well as net favorable adjustments to anticipated recoveries associated with two legal rulings issued in the second quarter of 2014. Civil segment operating margin increased from 9.2% and 9.1% for the three and six months ended June 30, 2013 to 14.8% and 13.5% for the same periods in 2014 due primarily to the above-mentioned reasons.

Building Segment

Building segment income from construction operations increased $5.1 million, or 196.2%, for the three months ended June 30, 2014 and increased $1.5 million, or 18.8%, for the six months ended June 30, 2014, respectively, compared to the same periods in 2013 due primarily to decreased general and administrative expense and a favorable adjustment related to the wind-down of an electrical project in Afghanistan, offset by the volume changes discussed above under Revenues. Building segment operating margin increased from 0.6% and 0.9% for the three and six months ended June 30, 2013 to 2.0% and 1.4% for the same periods in 2014 due primarily to the above-mentioned reasons.

Specialty Contractors Segment

Specialty Contractors segment income from construction operations decreased $3.4 million, or 21.3%, and $14.8 million, or 41.9%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due primarily to a favorable settlement in the second quarter of 2013 related to a large hospitality and gaming electrical subcontract and unfavorable performance and cost adjustments in the first and second quarters of 2014 on certain mechanical projects in New York. The decrease was partially offset by the increased volume discussed above under Revenues and improved financial performance in one of our Specialty Contractors units. Specialty Contractors segment operating margin declined from 5.6% and 6.0% for the three and six months ended June 30, 2013 to 3.9% and 3.3% for the same periods in 2014 due primarily to the reasons discussed above.

Corporate

Corporate general and administrative expenses increased $2.1 million, or 19.4%, and $2.8 million, or 12.4%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due primarily to increased stock compensation expense.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	June 30, 2014	June 30, 2013	$ Change	% Change
Three months ended
Other income (expense), net	$(7.0)	$(3.2)	$(3.8)	118.8%
Interest expense	10.9	11.1	(0.2)	(1.8)%
Provision for income taxes	19.1	9.7	9.4	96.9%

(dollars in millions)	June 30, 2014	June 30, 2013	$ Change	% Change
Six months ended
Other income (expense), net	$(10.3)	$(4.1)	$(6.2)	151.2%
Interest expense	21.7	22.4	(0.7)	(3.1)%
Provision for income taxes	30.4	18.8	11.6	61.7%

Other expense, net increased $3.8 million and $6.2 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due primarily to a loss on the sale of our ARS and expenses related to the refinancing of our credit facilities in the second quarter of 2014.

Interest expense decreased $0.2 million and $0.7 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

Provision for income taxes was $19.1 million and $30.4 million for the three and six months ended June 30, 2014, respectively, as compared to income tax provision of $9.7 million and $18.8 million for the same periods in 2013. The effective income tax rate was 40.0% and 40.6% for the three and six months ended June 30, 2014, respectively, as compared to 38.5% and 38.3% for the same periods in 2013. The increase in the effective tax rate for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was primarily due to increased valuation allowance.

Liquidity and Capital Resources

Cash and Working Capital

At June 30, 2014 and December 31, 2013, cash held by us and available for general corporate purposes was $21.6 million and $36.6 million, respectively. Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $118.3 million and $83.3 million at June 30, 2014 and December 31, 2013, respectively, and our restricted cash was $42.6 million and $42.6 million at June 30, 2014 and December 31, 2013, respectively. We do not believe that it is likely we will be called upon to contribute significant additional capital in the event of default by any of our partners.

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

A summary of cash flows for each of the six months ended June 30, 2014 and 2013 is set forth below:

	Six Months Ended June 30,
(dollars in millions)	2014	2013
Cash flows from:
Operating activities	$(61.4)	$(38.6)
Investing activities	19.6	(34.0)
Financing activities	61.7	47.3
Net increase/(decrease) in cash	19.9	(25.3)
Cash at beginning of year	119.9	168.0
Cash at end of period	$139.8	$142.7

During the six months ended June 30, 2014, we used $61.4 million in cash to fund operating activities, due primarily to the timing of collections in our Specialty segment. We received $19.6 million in cash from investing activities, due primarily to the sale of available-for-sale securities of $44.5 million partially offset by purchases of property and construction equipment of $26.7 million. We received $61.7 million in cash from financing activities, due primarily to our outstanding borrowings under our Sixth Amended and Restated Credit Agreement offset by cash used to repay our former Fifth Amended and Restated Credit Agreement and for scheduled debt repayments.

At June 30, 2014, we had working capital of $1,003.9 million, a ratio of current assets to current liabilities of 1.74 to 1.00, and a ratio of debt to equity of 0.64 to 1.00 compared to working capital of $787.4 million, a ratio of current assets to current liabilities of 1.61 to 1.00 and a ratio of debt to equity of 0.59 to 1.00 at December 31, 2013.

Long-term Investments

At December 31, 2013 we had investments in ARS of $46.3 million, which were reflected at fair value. Our investment policy is to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. Due to the overall liquidity concerns in capital markets having affected the ability to liquidate many investments in auction rate securities, we had classified our ARS as “available-for-sale” Long-term Investments. On April 30, 2014 we liquidated our entire investment in ARS for the amount of $44.5 million, limiting our loss on investment to $1.8 million which properly reflected our investment policy of maintaining adequate liquidity and maximizing returns. For further information on our accounting for our ARS, see Note 5 — Fair Value Measurements to Consolidated Condensed Financial Statements.

Long-term Debt

Debt was $829.3 million at June 30, 2014, an increase of $95.4 million from $733.9 million at December 31, 2013, due primarily to a net increase in borrowings of $135.0 million on our term loan offset by a decrease in the revolving line of credit of $54.5 million. We utilized the revolving facility for outstanding letters of credit in the amount of $0.4 million. Accordingly, at June 30, 2014, we had $219.1 million available to borrow under our credit agreement. We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Excluding the outstanding borrowings of $80.5 million on our revolving line of credit, the unsecured senior notes of $298.6 million and our $250.0 million term loan (which has a first loan payment due on September 30, 2014), the remaining balance of $280.7 million of our outstanding debt is generally secured by the underlying assets. Our debt to equity ratio was 0.64 to 1.00 as of June 30, 2014 compared to 0.59 to 1.00 as of December 31, 2013.

On June 5, 2014, the “Company entered into a Sixth Amended and Restated Credit Facility, effectively terminating its former $300 million revolving credit facility and $200 million Term Loan. All outstanding amounts under the Replaced Credit Facility and Term Loan were repaid in full using proceeds of the Sixth Amended and Restated Credit Facility. The new agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility) and a $250 million term loan (the “Term Loan”) with Bank of America, N.A. as administrative agent and a syndicate of other lenders. The Revolving Credit Facility matures five (5) years from closing. The Term Loan principal is payable at 6.0% in year 1, 9.0% in year 2, 12.0% in year 3, 15.0% in year 4 and 13.5% in year 5 on a quarterly basis with a 44.5% balloon payment at maturity. Both the Revolving Credit Facility and the Term Loan are estimated to mature on June 5, 2019.  Borrowings under the Revolving Credit Facility and Term Loan will bear interest based on the London Interbank Offered Rate (“LIBOR”), plus an applicable margin. The Term Loan includes a $300 million accordion feature, which the Company may opt to utilize at a future date.

As of the filing date of this Form 10-Q, we are in compliance and expect to continue to be in compliance with the modified financial covenants under the Sixth Amendment.

There were no other material changes in our contractual obligations during the three months ended June 30, 2014.

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

Item 1A. Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from those risk factors during the three months ended June 30, 2014.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.	Articles of Incorporation and By-laws

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).

3.2	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).

3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).

3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008).

3.5	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).

3.6	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).

Exhibit 10.1	Commercial Lease Agreement, dated April 18, 2014 by and among Tutor-Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 7, 2014).

Exhibit 10.2	Industrial Lease Agreement, dated April 18, 2014 by and among Tutor-Perini Corporation and Kristra Investments, Ltd (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 7, 2014).

Exhibit 10.3

Credit Agreement dated as of June 5, 2014, with Bank of America, N.A., in its capacity as administrative agent, Swing Line lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 9, 2014).

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

Tutor Perini Corporation
Registrant

Date: August 5, 2014	/s/Michael J. Kershaw
Michael J. Kershaw,
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer