Form 10-Q
period 2014-09-30
TUTOR PERINI Corp
filed 2014-11-05
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at November 3, 2014 was 48,671,492.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Part I. - Financial Information

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(in thousands, except share data)

	September 30, 2014
	(unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,228	$119,923
Restricted cash	46,988	42,594
Accounts receivable, including retainage	1,580,594	1,291,246
Costs and estimated earnings in excess of billings	720,177	573,248
Deferred income taxes	7,951	8,240
Other current assets	69,318	50,669
Total current assets	2,562,256	2,085,920

LONG-TERM INVESTMENTS	—	46,283

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $208,604 in 2014 and $183,793 in 2013)	526,981	498,125

OTHER ASSETS:
Goodwill	585,006	577,756
Intangible assets, net	103,329	113,740
Other	57,948	75,614
Total assets	$3,835,520	$3,397,438

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(in thousands, except share data)

	September 30, 2014
	(unaudited)	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$65,407	$114,658
Accounts payable, including retainage	863,643	758,225
Billings in excess of costs and estimated earnings	327,646	267,586
Accrued expenses and other current liabilities	145,336	158,017
Total current liabilities	1,402,032	1,298,486

LONG-TERM DEBT, less current maturities	880,121	619,226

DEFERRED INCOME TAXES	115,325	114,333

OTHER LONG-TERM LIABILITIES	97,115	117,858
Total liabilities	2,494,593	2,149,903

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value:
Authorized – 1,000,000 shares
Issued and outstanding – none	—	—
Common stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 48,645,900 shares and 48,421,467 shares	48,646	48,421
Additional paid-in capital	1,020,806	1,007,918
Retained earnings	304,789	224,575
Accumulated other comprehensive loss	(33,314)	(33,379)
Total stockholders' equity	1,340,927	1,247,535

Total liabilities and stockholders' equity	$3,835,520	$3,397,438

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$1,250,689	$1,030,388	$3,290,432	$3,076,381

Cost of operations	1,109,848	909,531	2,914,713	2,749,212

Gross profit	140,841	120,857	375,719	327,169

General and administrative expenses	70,487	62,763	198,425	193,522

INCOME FROM CONSTRUCTION OPERATIONS	70,354	58,094	177,294	133,647

Other (expense) income, net	(441)	(9,488)	(10,788)	(13,549)
Interest expense	(11,297)	(11,571)	(32,985)	(33,990)

Income before income taxes	58,616	37,035	133,521	86,108

Provision for income taxes	(22,886)	(13,276)	(53,307)	(32,071)

NET INCOME	$35,730	$23,759	$80,214	$54,037

BASIC EARNINGS PER COMMON SHARE	$0.74	$0.50	$1.65	$1.13

DILUTED EARNINGS PER COMMON SHARE	$0.73	$0.49	$1.64	$1.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,588	47,959	48,525	47,735
Effect of dilutive stock options and restricted stock units	487	666	495	802
DILUTED	49,075	48,625	49,020	48,537

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET INCOME	$35,730	$23,759	$80,214	$54,037

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	(828)	(460)	(728)	(623)
Change in fair value of investments	75	(453)	362	(742)
Change in fair value of interest rate swap	215	14	473	771
Other comprehensive income before taxes	(538)	(899)	107	(594)
INCOME TAX EXPENSE (BENEFIT):
Foreign currency translation	(327)	(67)	(288)	(1)
Change in fair value of investments	30	(179)	143	(217)
Change in fair value of interest rate swap	86	9	187	306
Income tax expense	(211)	(237)	42	88
NET OTHER COMPREHENSIVE INCOME (LOSS)	(327)	(662)	65	(682)

TOTAL COMPREHENSIVE INCOME	$35,403	$23,097	$80,279	$53,355

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance - December 31, 2013	$48,421	$1,007,918	$224,575	$(33,379)	$1,247,535
Net income	—	—	80,214	—	80,214
Other comprehensive income/(loss)	—	—	—	65	65
Total comprehensive income					80,279
Tax effect of stock-based compensation	—	656	—	—	656
Stock-based compensation expense	—	13,486	—	—	13,486
Issuance of common stock, net	225	(1,254)	—	—	(1,029)
Balance - September 30, 2014	$48,646	$1,020,806	$304,789	$(33,314)	$1,340,927

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$80,214	$54,037
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	42,165	41,766
Stock-based compensation expense	14,376	6,597
Excess income tax benefit from stock-based compensation	(656)	(356)
Deferred income taxes	15,988	(503)
Loss on sale of investments	1,786	—
(Gain) loss on sale of property and equipment	926	(220)
Other long-term liabilities	1,256	17,877
Other non-cash items	1,324	444
Changes in other components of working capital	(300,804)	(130,700)
NET CASH USED IN OPERATING ACTIVITIES	(143,425)	(11,058)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(37,778)	(39,810)
Proceeds from sale of property and equipment	5,153	2,551
Proceeds from sale of available-for-sale securities	44,497	—
Change in restricted cash	(4,394)	(8,749)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	7,478	(46,008)

Cash Flows from Financing Activities:
Proceeds from debt	993,010	571,285
Repayment of debt	(808,611)	(536,227)
Business acquisition-related payments	(26,430)	(17,716)
Excess income tax benefit from stock-based compensation	656	356
Issuance of common stock and effect of cashless exercise	(1,692)	(786)
Debt issuance costs	(3,681)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	153,252	16,912

Net Increase/(Decrease) in Cash and Cash Equivalents	17,305	(40,154)
Cash and Cash Equivalents at Beginning of Year	119,923	168,056
Cash and Cash Equivalents at End of Period	$137,228	$127,902

Supplemental Disclosure of Cash Paid For:
Interest	27,447	26,918
Income taxes	$47,736	$18,449
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements not included above	27,045	458
Grant date fair value of common stock issued for services	$5,774	$11,393

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014 and December 31, 2013, results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

In August 2014, the FASB issued FASB ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update define management’s responsibility under GAAP to evaluate when and how substantial doubt about the organization’s ability to continue as a going concern should be disclosed in the financial statement footnotes.  This ASU expands disclosure requirements about principal conditions or events that raise substantial doubt.  It also requires disclosing management’s evaluation of the significance of those conditions or events in relationship to the organization’s ability to meet its obligations, and management’s plans that are intended to either alleviate substantial doubt or to mitigate conditions or events that raise substantial doubt.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements or Disclosures.

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

During the three and nine months ended September 30, 2014, the Company's results of operations were impacted by $15.8 million and $30.6 million, respectively, because of changes in the estimated recoveries on two Civil segment projects driven by changes in cost recovery assumptions based on certain legal rulings issued during the second quarter of 2014, as well as agreements reached with our customer, which resulted in a $14.1 million increase in the third quarter of 2014 in the estimated recovery projected for a Building segment project. With respect to the two Civil segment projects, during the nine months ended September 30, 2014, there was a $25.9 million favorable increase and a $9.4 million unfavorable decrease. These changes in estimates resulted in increases of $15.8 million and $30.6 million in income from construction operations, increases of $9.5 million and $18.3 million in net income, and $0.19 and $0.37 in diluted earnings per share during the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2013, the Company’s results of operations were impacted by $9.7 million and $11.5 million, respectively, of increases in the estimated recovery projected for a Building segment project due to changes in facts and circumstances that occurred during those periods. These changes in estimates resulted in increases of $9.7 million and $11.5 million in income from construction operation, $6.2 million and $7.2 million in net income and $0.13 and $0.15 in diluted earnings per share during the three and nine months ended September 30, 2013, respectively.

These changes were the only changes in estimates considered material to the Company's results of operations during the periods presented herein.

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

Cash and cash equivalents and restricted cash consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$15,474	$36,579
Company's share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	121,754	83,344
Total Cash and Cash Equivalents	$137,228	$119,923

Restricted Cash	$46,988	$42,594

(4)     Costs and estimated earnings in excess of billings

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Unbilled costs and profits incurred to date*	$261,435	$204,276
Unapproved change orders	137,985	146,787
Claims	320,757	222,185
	$720,177	$573,248

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at December 31, 2013 and September 30, 2014, approximately $58.8 million and $38.4 million, respectively, are the amounts subject to pending litigation or dispute resolution proceedings as described in Note 7 — Contingencies and Commitments. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value. Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of September 30, 2014 and December 31, 2013 were $312.2 million and $321.0 million, respectively, compared to the carrying value of $298.7 million and $298.5 million, respectively. The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same or similar financial instruments at September 30, 2014 and December 31, 2013. The carrying values of the remaining balance of the Company’s long-term debt of $646.8 million and $435.4 million at September 30, 2014 and December 31, 2013, respectively, were estimated to approximate their fair values.

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At September 30, 2014	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$137,228	$137,228	$—	$—
Restricted cash (1)	46,988	46,988	—	—
Short-term investments (2)	2,545	—	2,545	—
Investments in lieu of retainage (3)	29,811	21,599	8,212	—
Total	$216,572	$205,815	$10,757	$—

Liabilities:
Interest rate swap contract (5)	$502	$—	$502	$—
Contingent consideration (6)	25,184	—	—	25,184
	$25,686	$—	$502	$25,184

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At December 31, 2013	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$119,923	$119,923	$—	$—
Restricted cash (1)	42,594	42,594	—	—
Short-term investments (2)	2,336	—	2,336	—
Investments in lieu of retainage (3)	21,913	12,184	9,729	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$233,049	$174,701	$12,065	$46,283

Liabilities:
Interest rate swap contract (5)	$974	$—	$974	$—
Contingent consideration (6)	46,022	—	—	46,022
	$46,996	$—	$974	$46,022

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

(6)

The liabilities listed as of September 30, 2014 and December 31, 2013 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement periods for purchase price analyses for the acquisitions have concluded.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and nine months ended September 30, 2014 and 2013.

The following is a summary of changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2014 and 2013:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2013	$46,283
Purchases	—
Settlements	—
Balance at March 31, 2014	$46,283
Purchases	—
Settlements	(44,497)
Realized loss included in other income (expense), net	(1,786)
Balance at June 30, 2014	$—
Purchases	—
Settlements	—
Balance at September 30, 2014	$—

Auction Rate
Securities
(in thousands)
Balance at December 31, 2012	$46,283
Purchases	—
Settlements	—
Balance at March 31, 2013	$46,283
Purchases	—
Settlements	—
Balance at June 30, 2013	$46,283
Purchases	—
Settlements	—
Balance at September 30, 2013	$46,283

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

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2014 and 2013:

Contingent
Consideration
(in thousands)
Balance at December 31, 2013	$46,022
Fair value adjustments included in other income (expense), net	3,404
Contingent consideration settled	(1,031)
Balance at March 31, 2014	$48,395
Fair value adjustments included in other income (expense), net	2,162
Contingent consideration settled	(229)
Balance at June 30, 2014	$50,328
Fair value adjustments included in other income (expense), net	26
Contingent consideration settled	(25,170)
Balance at September 30, 2014	$25,184

Contingent
Consideration
(in thousands)
Balance at December 31, 2012	$42,624
Fair value adjustments included in other income (expense), net	1,380
Balance at March 31, 2013	$44,004
Fair value adjustments included in other income (expense), net	3,914
Balance at June 30, 2013	47,918
Fair value measured at conclusion of purchase price analysis measurement period	759
Fair value adjustments included in other income (expense), net	9,195
Balance at September 30, 2013	$57,872

The liabilities listed above represent the contingent consideration for the acquisitions in 2011 for which the measurement periods for purchase price analyses have concluded.

The fair values of the contingent consideration were estimated using an income approach based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate (weighted-average cost of capital inputs have ranged from 14%-18%).

(6)     Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation. Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any changes in facts or circumstances during the three and nine months ended September 30, 2014 that would suggest a material decline in the value of goodwill and intangible assets as concluded in the fourth quarter of the year ended December 31, 2013.

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

The following table presents the carrying amount of goodwill, and the effect of the reorganization, allocated to the Company’s reporting units as of September 30, 2014:

			Specialty	Management
	Civil	Building	Contractors	Services	Total
	(in thousands)

Gross Goodwill Balance	$429,893	$420,267	$148,943	$66,638	$1,065,741
Accumulated Impairment	(55,740)	(409,765)	—	(22,480)	(487,985)
Balance at December 31, 2013	$374,153	$10,502	$148,943	$44,158	$577,756
Goodwill redistribution in connection with reorganization	41,205	2,953	—	(44,158)	—
Goodwill recorded in connection with an acquisition	—	—	7,250	—	7,250
Balance at September 30, 2014	$415,358	$13,455	$156,193	$—	$585,006

During the quarter ended September 30, 2013, the Company acquired a small fire protection systems contractor.  During the quarter ended June 30, 2014, an adjustment was made to goodwill for this acquisition in the amount of $7.3 million. As this acquisition is immaterial, including adjustments, no pro forma disclosures are presented herein.

Intangible assets consist of the following:

	September 30, 2014				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(8,207)	(23,232)	42,911	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(15,278)	(16,645)	7,877	11.4 years
Construction contract backlog	73,706	(71,575)	—	2,131	3.6 years
Total	$311,456	$(95,060)	$(113,067)	$103,329

	December 31, 2013				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(6,341)	(23,232)	44,777	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(14,315)	(16,645)	8,840	11.4 years
Construction contract backlog	73,706	(63,993)	—	9,713	3.6 years
Total	$311,456	$(84,649)	$(113,067)	$113,740

Amortization expense for the three and nine months September 30, 2014 totaled $3.1 million and $10.4 million, respectively. As of September 30, 2014, amortization expense is estimated to be $3.1 million for the remainder of 2014, $3.7 million in 2015, $3.5 million in 2016, $3.5 million in 2017, $3.5 million in 2018 and $35.5 million thereafter.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others, which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties. In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest. In the remanded proceedings, the Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3.0 million after deducting $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP. The parties filed post-trial motions for costs and fees. The Court ruled that TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees. TSP is appealing the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its sureties’ request for attorneys’ fees. LAMTA subsequently filed its cross-appeal. In June 2014, the Court of Appeal issued its decision reversing judgment on the People’s Unfair Competition claim and the denial of TSP’s Sureties’ request for attorney’s fees and affirming the remainder of the judgment. LAMTA subsequently filed a request for hearing before the California Supreme Court, challenging the Court of Appeal’s decision that TSP’s Sureties are entitled to attorney’s fees. In September 2014, the Supreme Court denied the MTA’s petition for Review. In September 2014, the Court of Appeal remitted the case back to the trial court to make further rulings consistent with the decision of the Court of Appeal.

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

In June 2014, the Superior Court issued a decision granting PKC's motion in its entirety. The Court concluded that the Engineer's Decisions concerning the arbitrability of PKC's claims were based on error of law and were unsupported by substantial evidence. The Court vacated the Engineer's Decisions on the arbitrability of PKC's claims. The Court also concluded that PKC's claims are subject to arbitration. The Court reinstated the DRB's arbitration awards on those claims, and made clear that its decision pertains to the awards of DRB3 as well as awards of the DRB4. DRB5 will convene to award interest on DRB3 and DRB4 awards, and the Court will then enter judgment in PKC’s favor on the total amount. As a result of the Judge’s Order, PKC has increased its anticipated recovery to $88.7 million which includes interest. In October 2014, PKC reached agreement with MHD on the total amount owed, including interest. Management booked the impact of this settlement during the third quarter of 2014.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The agreed upon settlement has not had an impact on the Company’s recorded accounting position as of the period ended September 30, 2014. The execution of that settlement agreement continues under the supervision of a mediator appointed by the Bankruptcy Court. Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

As of September 2014, MGM has reached agreements with subcontractors to settle $348 million of amounts previously billed to MGM. The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit. As of September 2014, the Company had approximately $160.7 million recorded as contract receivables for amounts due and owed to the Company. As of September 2014, the Company’s mechanic’s lien against the project was $173.7 million.

In January 2014, the Parties reached a confidential settlement on most of the non-Harmon Tower related issues, including the majority of the Company’s affirmative claims. Court ordered mediation is ongoing for the remaining claims. On or about October 27, 2014, a second agreement was reached for previously disputed items as the Court ordered mediation remains in progress for unresolved claims. The trial began on October 28, 2014.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.8 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses. The Company’s motion to dismiss the City’s counterclaims was granted and is currently under appeal.

The Company does not expect this matter to have any material effect on its consolidated financial statements.

Westgate Planet Hollywood Matter

Tutor-Saliba Corporation (“TSC”), a wholly owned subsidiary of the Company, contracted to construct a time share development project in Las Vegas which was substantially completed in December 2009. The Company’s claims against the owner, Westgate Planet Hollywood Las Vegas, LLC (“WPH”), relate to unresolved owner change orders and other claims. The Company filed a lien on the project in the amount of $23.2 million, and filed its complaint with the District Court, Clark County, Nevada. Several subcontractors have also recorded liens, some of which have been released by bonds and some of which have been released as a result of subsequent payment. WPH has posted a mechanic’s lien release bond for $22.3 million.

WPH filed a cross-complaint alleging non-conforming and defective work for approximately $51 million, primarily related to alleged defects, misallocated costs, and liquidated damages. Some or all of the allegations will be defended by counsel appointed by TSC’s insurance carrier. WPH has since revised the amount of their counterclaims to approximately $45 million.

Following multiple post-trial motions, final judgment was entered in this matter on March 20, 2014. TSC was awarded total judgment in the amount of $19.7 million on its breach of contract claim, which includes an award of interest up through the date of judgment, plus attorney’s fees and costs. WPH has paid $0.6 million of that judgment. WPH was awarded total judgment in the amount of $3.1 million on its construction defect claims, which includes interest up through the date of judgment. The awards are not offsetting.  WPH and its Sureties have filed a notice of appeal. TSC has filed a notice of appeal on the defect award. In July 2014, the Court ordered WPH to post an additional supersedeas bond on appeal, in the amount of $1.7 million, in addition to the lien release bond of $22.3 million, which increases the security up to $24.0 million.

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

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable. In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses. In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range. As of September 30, 2014, there were no changes in facts or circumstances that led management to believe that there were any changes to the probability of outcomes. The amount of payments in excess of the established contingent liability is recorded in Accounts Receivable on the Company’s Consolidated Condensed Balance Sheet as of September 30, 2014. Estimating and recording future outcomes of litigation proceedings require significant judgment and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company’s financial results. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

In June 2007, FSE submitted a Demand for Arbitration against Transit to terminate FSE’s subcontract due to: the execution of a Cure Agreement between the NYCTA, Siemens and Transit, which amended FSE’s rights under the Prime Contract; Transit’s failure to provide information and equipment to allow work to progress according to the approved schedule, and Transit’s failure to tender payment in excess of a year. In June 2012, the arbitration panel awarded FSE a total of approximately $11.9 million to be paid within 45 days, and Transit’s claims were denied. FSE filed a motion to confirm arbitration award in District Court in July 2012. In late August 2012, Transit Technologies filed a cross petition to vacate the award. In November 2012, the Court granted FSE’s petition to confirm the arbitration award and denied Transit Technologies’ cross-petition to vacate the award. In February 2013, the Court affirmed FSE’s award and entered judgment in the amount of $12.3 million including award, costs and interest. The deadline for Transit to file an appeal regarding the judgment passed on April 4, 2013, rendering the judgment final for all purposes. Settlement discussions have taken place with Siemens to avoid further litigation. FSE is also pursuing its bond claim to recover a part of the judgment. The eventual resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

U.S. Department of Commerce, National Oceanic and Atmospheric Administration Matter

Rudolph and Sletten, Inc. (“R&S”), a wholly owned subsidiary of the Company, entered into a contract with the United States Department of Commerce, National Oceanic and Atmospheric Administration (“NOAA” or “Owner”) for the construction of a 287,000 square-foot facility for NOAA’s Southwest Fisheries Science Center Replacement Headquarters and Laboratory in La Jolla, California. The contract work began on May 24, 2010, and was substantially completed in September 2012. R&S incurred significant additional costs as a result of a design that contained errors and omissions, NOAA’s unwillingness to correct design flaws in a timely fashion and a refusal to negotiate the time and pricing associated with change order work.

R&S has filed two certified claims against NOAA for contract adjustments related to the unresolved Owner change orders, delays, design deficiencies and other claims. The First Certified Claim was submitted on August 20, 2013, in the amount of $26.8 million ("First Certified Claim") and the second certified claim was submitted on October 30, 2013, in the amount of $2.6 million ("Second Certified Claim").

NOAA requested an extension of nine months to issue a decision on the First Certified Claim, but did not request an extension of time related to review of the Second Certified Claim. On January 6, 2014, R&S filed suit in the United States Federal Court of Claims on the Second Certified Claim plus interest and attorney's fees and costs. This was followed by submission of a law suit on the First Certified Claim on July 31, 2014. Both cases are related in the Court and R&S will seek to consolidate them for all purposes.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

(8)     Income Taxes

The Company’s income tax provision was $22.9 and $53.3 million for the three and nine months ended September 30, 2014 respectively, compared to income tax provision of $13.3 and $32.1 million for the three and nine months ended September 30, 2013. The effective income tax rate was 39.0% and 39.9% for the three and nine months ended September 30, 2014, respectively, as compared to 35.8% and 37.2% for the same period in 2013.

As of September 30, 2014, the total amount of unrecognized tax benefits, including related interest and penalties was $5.5 million. If the total amount of unrecognized tax benefits was recognized,  $4.9 million of unrecognized tax benefits and $0.6 million of interest would impact the effective tax rate.

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

The Company’s intent is to settle stock awards in shares upon vesting to the extent that the Company has approved shares available under the Plan. A total of 74,329 shares of common stock remain available for future grant under the Plan at September 30, 2014.  As a result, awards of 250,000 stock options that were made in March 2014 under the Plan were not deducted from the shares of common stock remaining available for future grant and these option awards, which may at the Company’s election be settled in cash, were classified as liabilities, and compensation cost for these liability-classified awards will be remeasured at each balance sheet date until such time that the Plan has been amended to increase the number of shares available. Under FASB ASC Topic 718, “Stock Compensation” (ASC 718), options or similar instruments on shares are classified as liabilities when a cash settlement feature exists in the stock based award that can be exercised only upon the occurrence of an event that is outside the employee’s control.

Restricted Stock Unit Awards

Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. Upon vesting, each restricted stock unit award is exchanged for one share of the Company’s common stock. The grant date fair values of these awards are determined based on the closing price of the Company’s stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. As of September 30, 2014, the Compensation Committee has approved the grant of an aggregate of 5,508,333 restricted stock unit awards under the 2004 Stock Option and Incentive Plan to eligible participants.

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

20,000 restricted stock unit awards were forfeited during the nine months ended September 30, 2014.

For the three and nine months ended September 30, 2014, the Company recognized $3.2 million and  $10.2 million, respectively, of compensation expense related to restricted stock unit awards, and such expense is included in general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2014 there was $15.7 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.8 years.

A summary of restricted stock unit awards activity for the nine months ended September 30, 2014 is as follows:

			Aggregate
		Weighted Average	Intrinsic
	Number	Grant Date	Value
	of Shares	Fair Value	(in thousands)
Granted and Unvested - January 1, 2014	361,668	$17.30	$9,512
Vested	(251,668)	$17.27	$7,291
Granted	876,500	$27.39	$23,140
Forfeited	(20,000)	$24.77	$—
Total Granted and Unvested	966,500	$26.30	$25,516
Approved for grant	401,000	(a)	$10,586
Total Awarded and Unvested - September 30, 2014	1,367,500	n.a.	$36,102

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at September 30, 2014 are scheduled to vest as follows, subject where applicable to the achievement of performance targets. As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards
2014	30,000
2015	342,500
2016	202,500
2017	737,500
2018	46,000
2019	9,000
1,367,500

Approximately 65,000 of the unvested restricted stock unit awards will vest based on the satisfaction of service requirements and 1,302,500 of the unvested restricted stock unit awards will vest based on the satisfaction of both service requirements and the achievement of performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions) or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of September 30, 2014, the Compensation Committee has approved the award of an aggregate of 2,785,465 stock option awards to eligible participants.

In March 2014, the Compensation Committee established certain performance targets for 714,000 stock options awarded in 2014, 2013 and 2012.  The stock option awards granted during the first quarter of 2014 had a weighted average of  $17.69. No stock options were awarded or new performance targets were set during the second or third quarter of 2014.

For the three and nine months ended September 30, 2014, the Company recognized compensation expense of  $1.3 million and $4.1 million, respectively, related to stock option awards, and such expenses are included in general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2014, there was $9.2 million of unrecognized compensation expense related to the outstanding options, which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.9 years.

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Granted and Outstanding - January 1, 2014	1,295,000	$9.94	$20.20
Granted	714,000	$17.69	$18.40
Exercised	(20,000)	$7.25	$12.54
Forfeited	—	—	—
Total Granted and Outstanding	1,989,000	$12.75	$19.63
Approved for grant	336,000	(a)	11.88
Total Awarded and Outstanding - September 30, 2014	2,325,000	n.a.	18.51

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 1,210,000 stock options that have vested and were exercisable at September 30, 2014 at a weighted average exercise price of $20.35 per share.

Of the remaining stock options outstanding, approximately 475,000 stock options will vest based on the satisfaction of service requirements and 1,850,000 stock options will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At September 30, 2014, the outstanding stock options of 1,989,000 had an intrinsic value of $13.9 million and a weighted average remaining contractual life of 6.1 years.

No stock option awards were granted during the second and third quarters of 2014. The following table details the key assumptions used in estimating the grant date fair values of stock option awards granted during the first quarter of 2014 based on the Black Scholes option pricing model using the following key assumptions:

Number of options	250,000	75,000	9,000	150,000	230,000
Risk-free interest rate	2.08%	1.72%	2.25%	1.46%	1.82%
Expected life of options (years)	6.5	5.3	7.0	4.6	5.6
Expected volatility of underlying stock	50.97%	51.72%	50.68%	47.69%	51.86%
Expected quarterly dividends (per share)	$0.00	$0.00	$0.00	$0.00	$0.00

(10)     Financial Commitments

Amended Credit Agreement

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement, (the “Credit Facility”) restructuring its former $300 million revolving credit facility and $200 million Term Loan. All outstanding amounts under the Fifth Amended and Restated Credit Agreement were repaid in full using proceeds of the Credit Facility. The new agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility") and a $250 million term loan (the “Term Loan”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The Term Loan principal is to be repaid on a quarterly basis, with 6.0% of the original total outstanding principal repaid in year 1, 9.0% in year 2, 12.0% in year 3, 15.0% in year 4 and 13.5% in year 5 along with a balloon payment of the remaining 44.5% due at maturity. Borrowings under the Revolving Credit Facility will bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Borrowings under the Term Loan will bear interest based on LIBOR plus an applicable margin. Included in the Credit Facility is a special provision allowing an additional accordion provision, which the Company may opt to utilize at a future date to increase either the Revolving Credit Facility or establish one or more new term loan commitments, up to an aggregate amount not to exceed $300 million. The Credit Facility provides a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million. Both the Revolving Credit Facility and the Term Loan mature on June 5, 2019.

The Revolving Credit Facility and Term Loan include usual and customary covenants for credit facilities of this type, including covenants providing maximum allowable ranges of consolidated leverage ratios from 3.75:1.00 to 2.75:1.00 over a range of five years and maintaining a minimum consolidated fixed charge coverage ratio of 1.25:1.00. The Credit Facility eliminated the other covenant requirements that were formerly held under the Fifth Amended and Restated Credit Agreement.

Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Credit Facility. The obligations under the Credit Facility are secured by a lien on all personal property of the Company and its subsidiaries party thereto. Any outstanding loans under the Revolving Facility and the Term Loan mature on June 5, 2019. The Term Loan balance was $246.3 million at September 30, 2014. The first quarterly term loan payment under the Credit Facility was due and paid on September 30, 2014.  The Company was in compliance with the modified financial covenants under the Credit Facility for the period ended September 30, 2014.

The Company had $205.5 million of outstanding borrowings under its Revolving Facility as of September 30, 2014 and $135.0 million of outstanding borrowings under its former Revolving Facility as of December 31, 2013. The net change in borrowings under the Revolving Facility comprises all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows. The Company utilized the Revolving Facility for letters of credit in the amount of $1.3 million as of September 30, 2014 and $0.2 million under the former Revolving Facility as of December 31, 2013. Accordingly, at September 30, 2014, the Company had $93.2 million available to borrow under the Revolving Facility.

(11)     Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share were similarly computed after giving consideration to the dilutive effect of stock options and restricted stock unit awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings per common share for the three month period ended September 30, 2014 excluded the antidilutive effect of 10,000 antidilutive restricted stock awards. The computation of diluted earnings per common share for both the three and nine month periods ended September 30, 2014 excluded the antidilutive effect of 5,000 stock options.

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

The following table sets forth certain reportable segment information relating to the Company’s operation for the three and nine months ended September 30, 2014 and 2013 (in thousands). In accordance with the accounting guidance on segment reporting, the Company has restated the comparative prior period information for the reorganized reportable segments:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Three Months Ended September 30, 2014
Total revenues	$496,142	$420,404	$355,932	$1,272,478	$—		$1,272,478

Elimination of intersegment revenues	(13,472)	(8,317)	—	(21,789)	—		(21,789)
Revenues from external customers	$482,670	$412,087	$355,932	$1,250,689	$—		$1,250,689
Income from construction operations	$53,684	$19,159	$10,876	$83,719	$(13,365)	*	$70,354

Three Months Ended September 30, 2013
Total revenues	$401,976	$366,833	$287,633	$1,056,442	$—		$1,056,442

Elimination of intersegment revenues	(4,270)	(21,784)	—	(26,054)	—		(26,054)
Revenues from external customers	$397,706	$345,049	$287,633	$1,030,388	$—		$1,030,388
Income from construction operations	$49,559	$12,847	$9,312	$71,718	$(13,624)	*	$58,094

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Nine Months Ended September 30, 2014
Total revenues	$1,270,657	$1,122,072	$970,036	$3,362,765	$—		$3,362,765

Elimination of intersegment revenues	(32,292)	(40,041)	—	(72,333)	—		(72,333)
Revenues from external customers	$1,238,365	$1,082,031	$970,036	$3,290,432	$—		$3,290,432
Income from construction operations	$156,031	$28,656	$31,326	$216,013	$(38,719)	*	$177,294

Nine Months Ended September 30, 2013
Total revenues	$1,063,937	$1,261,665	$873,544	3,199,146	—		3,199,146

Elimination of intersegment revenues	(66,073)	(56,682)	(10)	(122,765)	—		(122,765)
Revenues from external customers	$997,864	$1,204,983	$873,534	$3,076,381	$—		$3,076,381
Income from construction operations	$104,483	$20,855	$44,583	$169,921	$(36,274)	*	$133,647

* Consists primarily of corporate general and administrative expenses.

The following table set forth certain reportable segment information relating to the Company’s total assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Building	665,267	663,314
Civil	1,764,712	1,384,937
Specialty Contractors	803,051	734,079
	$3,233,030	$2,782,330
Corporate *	602,490	615,108
Total	$3,835,520	$3,397,438

* Consists principally of Cash and Cash Equivalents and corporate transportation equipment.

(13)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective September 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth the net periodic benefit cost by component for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest cost	$1,030	$917	$3,090	$2,750
Expected return on plan assets	(1,192)	(1,121)	(3,576)	(3,361)
Amortization of net loss	1,077	1,544	3,231	4,632
Net periodic benefit cost	$915	$1,340	$2,745	$4,021

The Company contributed $4.1 million and $1.1 million to its defined benefit pension plan during the nine months ended 2014 and 2013, respectively. The Company expects to contribute an additional $0.9 million to its defined benefit pension plan during the remainder of fiscal year 2014.

(14)     Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements. On April 18, 2014, the Company and Ronald N. Tutor entered into two separate lease agreements, replacing the former leases which terminated on May 31, 2014. Each of the new leases is effective June 1, 2014 with new monthly payments of an aggregate of $0.2 million, and an increase at the rate of the greater of 3% per annum or the Consumer Price Index (“CPI”) for the Los Angeles metropolitan area beginning on June 1, 2015. Both new leases provide for purchase/sell options beginning on June 1, 2021 and June 1, 2025, respectively. Also under both leases, the fair market value shall be agreed upon by both parties, or shall be determined by a consensus of independent qualified appraisers. Lease expense for these new leases and the former leases until date of termination, recorded on a straight-line basis, was $0.6 million for the three months ended September 30, 2013 and $0.7 million for the three months ended September 30, 2014 and $1.8 million for both the nine months ended September 30, 2014 and 2013.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. Currently the Company has a 30% interest in a joint venture with O&G as the sponsor involving a highway construction project for the State of Connecticut, with an estimated total contract value of approximately $360 million, scheduled for completion in 2016. Under this arrangement, O&G provides project-related equipment and services directly to the customer (on customary trade terms). In accordance with the joint venture agreement, payments to O&G for equipment and services for the three months ended September 30, 2014 and September 30, 2013 were $1.8 and $1.9 million, respectively. Payments to O&G for equipment and services for both the nine months ended September 30, 2014 and September 30, 2013 was $5.1 million, respectively. O&G’s cumulative holdings of the Company’s stock were 500,000 shares at September 30, 2014 and 600,000 shares at September 30, 2013, or 1.03% and 1.25%, respectively, of total common shares outstanding.

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

CONDENSED CONSOLIDATING BALANCE SHEET - SEPTEMBER 30, 2014 (UNAUDITED)

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and Cash Equivalents	$70,445	$58,914	$7,869	$—	$137,228
Restricted Cash	3,369	7,898	35,721	—	46,988
Accounts Receivable	382,369	1,265,389	41,438	(108,602)	1,580,594
Costs and Estimated Earnings in Excess of Billings	65,139	666,477	152	(11,591)	720,177
Deferred Income Taxes	—	15,577	—	(7,626)	7,951
Other Current Assets	74,481	52,683	31,966	(89,812)	69,318
Total Current Assets	595,803	2,066,938	117,146	(217,631)	2,562,256

Long-term Investments					—
Property and Equipment, net	91,585	431,029	4,367	—	526,981
Intercompany Notes and Receivables	—	102,889	—	(102,889)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible Assets, net	—	103,329	—	—	103,329
Investment in Subsidiaries	2,146,278	19,518	50	(2,165,846)	—
Other	54,503	8,830	—	(5,385)	57,948
	$2,888,169	$3,317,539	$121,563	$(2,491,751)	$3,835,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$21,079	$44,328	$—	$—	$65,407
Accounts Payable	215,966	735,776	3,935	(92,034)	863,643
Billings in Excess of Costs and Estimated Earnings	158,148	172,611	34	(3,147)	327,646
Accrued Expenses and Other Current Liabilities	77,902	100,698	55,007	(88,271)	145,336
Total Current Liabilities	473,095	1,053,413	58,976	(183,452)	1,402,032

Long-term Debt, less current maturities	805,592	114,914	—	(40,385)	880,121
Deferred Income Taxes	107,411	7,914	—	—	115,325
Other Long-term Liabilities	95,054	2,061	—	—	97,115
Intercompany Notes and Advances Payable	66,091	—	36,149	(102,240)	—
				—	—
Contingencies and Commitments					—

Stockholders’ Equity	1,340,926	2,139,237	26,438	(2,165,674)	1,340,927
	$2,888,169	$3,317,539	$121,563	$(2,491,751)	$3,835,520

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2013

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and Cash Equivalents	$88,995	$18,031	$12,897	$—	$119,923
Restricted Cash	18,833	8,040	15,721	—	42,594
Accounts Receivable	208,227	1,126,012	47,958	(90,951)	1,291,246
Costs and Estimated Earnings in Excess of Billings	99,779	505,979	152	(32,662)	573,248
Deferred Income Taxes	—	15,866	—	(7,626)	8,240
Other Current Assets	37,605	26,234	24,462	(37,632)	50,669
Total Current Assets	453,439	1,700,162	101,190	(168,871)	2,085,920

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	77,562	415,993	4,570	—	498,125
Intercompany Notes and Receivables	—	428,190	—	(428,190)	—
Other Assets:
Goodwill	—	577,756	—	—	577,756
Intangible Assets, net	—	113,740	—	—	113,740
Investment in Subsidiaries	2,181,280	29	50	(2,181,359)	—
Other	70,269	10,528	—	(5,183)	75,614
	$2,828,833	$3,246,398	$105,810	$(2,783,603)	$3,397,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	50,578	64,080	—	—	114,658
Accounts Payable	162,292	677,997	6,039	(88,103)	758,225
Billings in Excess of Costs and Estimated Earnings	90,267	177,285	34	—	267,586
Accrued Expenses and Other Current Liabilities	58,232	99,257	48,369	(47,841)	158,017
Total Current Liabilities	361,369	1,018,619	54,442	(135,944)	1,298,486

Long-term Debt, less current maturities	575,356	84,053	—	(40,183)	619,226
Deferred Income Taxes	107,448	6,885	—	—	114,333
Other Long-term Liabilities	114,677	3,181	—	—	117,858
Intercompany Notes and Advances Payable	422,448	—	23,462	(445,910)	—

Contingencies and Commitments

Stockholders’ Equity	1,247,535	2,133,660	27,906	(2,161,566)	1,247,535
	$2,828,833	$3,246,398	$105,810	$(2,783,603)	$3,397,438

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$272,657	$1,020,335	$—	$(42,303)	$1,250,689
Cost of Operations	242,717	913,797	(4,363)	(42,303)	1,109,848

Gross Profit	$29,940	106,538	4,363	—	$140,841

General and Administrative Expenses	22,128	47,884	475	—	70,487

INCOME FROM CONSTRUCTION OPERATIONS	7,812	58,654	3,888	—	70,354

Equity in Earnings of Subsidiaries	38,044	—	—	(38,044)	—
Other (Expense) Income, net	(1,246)	677	128	—	(441)
Interest Expense	(10,369)	(928)	—	—	(11,297)

Income (loss) before Income Taxes	34,241	58,403	4,016	(38,044)	58,616

(Provision) for Income Taxes	1,489	(22,870)	(1,505)	—	(22,886)

NET INCOME (LOSS)	$35,730	$35,533	$2,511	$(38,044)	$35,730

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(456)	—	—	456	—
Foreign currency translation	—	(501)	—	—	(501)
Change in fair value of investments	—	45	—	—	45
Change in fair value of interest rate swap	129	—	—	—	129
Total Other Comprehensive (Loss) Income	(327)	(456)	—	456	(327)

Total Comprehensive Income (Loss)	$35,403	$35,077	$2,511	$(37,588)	$35,403

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$175,160	$884,332	$—	$(29,104)	$1,030,388
Cost of Operations	150,560	794,440	(6,365)	(29,104)	909,531

Gross Profit	24,600	89,892	6,365	—	120,857

General and Administrative Expenses	17,073	45,187	503	—	62,763

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	7,527	44,705	5,862	—	58,094

Equity in Earnings of Subsidiaries	32,148	—	—	(32,148)	—
Other (Expense) Income, net	(9,736)	115	133	—	(9,488)
Interest Expense	(10,655)	(916)	—	—	(11,571)

Income (Loss) before Income Taxes	19,284	43,904	5,995	(32,148)	37,035

Credit (Provision) for Income Taxes	4,475	(15,594)	(2,157)	—	(13,276)

NET INCOME (LOSS)	$23,759	$28,310	$3,838	$(32,148)	$23,759

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(667)	—	—	667	—
Tax adjustment on minimum pension liability	—	—	—	—	—
Foreign currency translation	—	(393)	—	—	(393)
Change in fair value of investments	—	(274)	—	—	(274)
Change in fair value of interest rate swap	5	—	—	—	5
Total Other Comprehensive (Loss) Income	(662)	(667)	—	667	(662)

Total Comprehensive Income (Loss)	$23,097	$27,643	$3,838	$(31,481)	$23,097

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$707,448	$2,702,117	$—	$(119,133)	$3,290,432
Cost of Operations	614,408	2,438,802	(19,364)	(119,133)	2,914,713

Gross Profit	93,040	263,315	19,364	—	375,719

General and Administrative Expenses	58,908	138,129	1,388	—	198,425

INCOME FROM CONSTRUCTION OPERATIONS	34,132	125,186	17,976	—	177,294

Equity in Earnings of Subsidiaries	85,073	—	—	(85,073)	—
Other (Expense) Income, net	(12,025)	861	376		(10,788)
Interest Expense	(30,195)	(2,790)	—	—	(32,985)

Income (loss) before Income Taxes	76,985	123,257	18,352	(85,073)	133,521

Benefit (Provision) for Income Taxes	3,229	(49,209)	(7,327)	—	(53,307)

NET INCOME (LOSS)	$80,214	$74,048	$11,025	$(85,073)	$80,214

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(221)	—	—	221	—
Foreign currency translation	—	(440)	—	—	(440)
Change in fair value of investments	—	219	—	—	219
Change in fair value of interest rate swap	286	—	—	—	286
Total Other Comprehensive (Loss) Income	65	(221)	—	221	65

Total Comprehensive Income (Loss)	$80,279	$73,827	$11,025	$(84,852)	$80,279

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$456,732	$2,753,816	$—	$(134,167)	$3,076,381
Cost of Operations	398,072	2,499,544	(14,237)	(134,167)	2,749,212

Gross Profit	58,660	254,272	14,237	—	327,169

General and Administrative Expenses	55,178	136,895	1,449	—	193,522

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	3,482	117,377	12,788	—	133,647

Equity in Earnings of Subsidiaries	80,944	—	—	(80,944)	—
Other (Expense) Income, net	(14,859)	926	384	—	(13,549)
Interest Expense	(31,500)	(2,490)	—	—	(33,990)

Income (Loss) before Income Taxes	38,067	115,813	13,172	(80,944)	86,108

Credit (Provision) for Income Taxes	15,970	(43,135)	(4,906)	—	(32,071)

NET INCOME (LOSS)	$54,037	$72,678	$8,266	$(80,944)	$54,037

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(1,147)	—	—	1,147	—
Foreign currency translation	—	(622)	—	—	(622)
Change in fair value of investments	—	(525)	—	—	(525)
Change in fair value of interest rate swap	465	—	—	—	465
Total Other Comprehensive (Loss) Income	(682)	(1,147)	—	1,147	(682)

Total Comprehensive Income (Loss)	$53,355	$71,531	$8,266	$(79,797)	$53,355

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$80,214	$74,048	$11,025	$(85,073)	$80,214
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,617	36,345	203	—	42,165
Equity in earnings of subsidiaries	(85,073)	—	—	85,073	—
Stock-based compensation expense	14,127	249	—	—	14,376
Excess income tax benefit from stock-based compensation	(656)	—	—	—	(656)
Deferred income taxes	4,140	11,848	—	—	15,988
(Gain) loss on sale of investments	1,786	—	—	—	1,786
(Gain) loss on sale of property and equipment	833	93	—	—	926
Other long-term liabilities	2,376	(1,120)	—	—	1,256
Other non-cash items	1,324	—	—	—	1,324
Changes in other components of working capital	(17,700)	(286,654)	3,550	—	(300,804)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$6,988	$(165,191)	$14,778	$—	$(143,425)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(18,743)	(19,035)	—	—	(37,778)
Proceeds from sale of property and equipment	136	5,017	—	—	5,153
Proceeds from sale of available-for-sale securities	44,497	—	—	—	44,497
Change in restricted cash	15,464	142	(20,000)	—	(4,394)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$41,354	$(13,876)	$(20,000)	$—	$7,478

Cash Flows from Financing Activities:
Proceeds from debt	952,568	40,442	—	—	993,010
Repayment of debt	(752,030)	(56,581)	—	—	(808,611)
Business acquisition-related payments	(26,430)	—	—	—	(26,430)
Excess income tax benefit from stock-based compensation	656	—	—	—	656
Issuance of common stock and effect of cashless exercise	(1,692)	—	—	—	(1,692)
Debt Issuance Costs	(3,681)	—	—	—	(3,681)
Increase (decrease) in intercompany advances	(236,283)	236,089	194	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(66,892)	$219,950	$194	$—	$153,252

Net (Decrease) Increase in Cash and Cash Equivalents	(18,550)	40,883	(5,028)	—	17,305
Cash and Cash Equivalents at Beginning of Year	88,995	18,031	12,897	—	119,923
Cash and Cash Equivalents at End of Period	$70,445	$58,914	$7,869	$—	$137,228

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$54,037	$72,678	$8,266	$(80,944)	$54,037
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,341	36,222	203	—	41,766
Equity in earnings of subsidiaries	(80,944)	—	—	80,944	—
Stock-based compensation expense	6,597	—	—	—	6,597
Excess income tax benefit from stock-based compensation	(356)	—	—	—	(356)
Deferred income taxes	(549)	46	—	—	(503)
(Gain) loss on sale of property and equipment	(220)	—	—	—	(220)
Other long-term liabilities	18,723	(846)	—	—	17,877
Other non-cash items	1,468	(1,024)	—	—	444
Changes in other components of working capital	34,877	(123,003)	(42,574)	—	(130,700)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$38,974	$(15,927)	$(34,105)	$—	$(11,058)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(19,189)	(20,621)	—	—	(39,810)
Proceeds from sale of property and equipment	222	2,329	—	—	2,551
Change in restricted cash	6,780	186	(15,715)	—	(8,749)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(12,187)	$(18,106)	$(15,715)	$—	$(46,008)

Cash Flows from Financing Activities:
Proceeds from debt	541,544	29,741	—	—	571,285
Repayment of debt	(513,912)	(22,315)	—	—	(536,227)
Business acquisition related payments	(17,716)	—	—	—	(17,716)
Excess income tax benefit from stock-based compensation	356	—	—	—	356
Issuance of common stock and effect of cashless exercise	(786)	—	—	—	(786)
Increase (decrease) in intercompany advances	(20,104)	(19,966)	40,070	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(10,618)	$(12,540)	$40,070	$—	$16,912

Net Increase (Decrease) in Cash and Cash Equivalents	16,169	(46,573)	(9,750)	—	(40,154)
Cash and Cash Equivalents at Beginning of Year	64,663	74,385	29,008	—	168,056
Cash and Cash Equivalents at End of Period	$80,832	$27,812	$19,258	$—	$127,902

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at September 30, 2014 and the results of our operations for the three and nine months ended September 30, 2014, and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We believe our leadership position as the contractor of choice for large, complex civil and building projects will support our long-term backlog growth. We have continued to experience strong contributions from our Civil segment consistent with our strategic focus on growing our business by pursuing and obtaining higher-margin public works projects. We expect to continue to leverage our substantial self-performance and schedule control capabilities to obtain additional large-scale civil and building awards. We have capitalized on this leadership position and these synergies with various recent significant new awards and pending awards (see Backlog Analysis on page 37).

The following tables set forth our consolidated condensed statement of operations:

	Consolidated Results of Operations
			% Change			% Change
	Three Months Ended		Favorable	Nine Months Ended		Favorable
	September 30,		(Unfavorable)	September 30,		(Unfavorable)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs 2013
	(In thousands)			(In thousands)
Revenues	$1,250,689	$1,030,388	21.4%	$3,290,432	$3,076,381	7.0%
Cost of operations	1,109,848	909,531	(22.0)%	2,914,713	2,749,212	(6.0)%
Gross profit	140,841	120,857	16.5%	375,719	327,169	14.8%
General and administrative expenses	70,487	62,763	(12.3)%	198,425	193,522	(2.5)%
Income from construction operations	70,354	58,094	21.1%	177,294	133,647	32.7%
Other income (expense), net	(441)	(9,488)	95.4%	(10,788)	(13,549)	20.4%
Interest expense	(11,297)	(11,571)	2.4%	(32,985)	(33,990)	3.0%
Income before income taxes	58,616	37,035	58.3%	133,521	86,108	55.1%
Provision for income taxes	(22,886)	(13,276)	(72.4)%	(53,307)	(32,071)	(66.2)%
Net income (loss)	$35,730	$23,759	50.4%	$80,214	$54,037	48.4%

	Consolidated Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(As a percentage of Revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	88.7%	88.3%	88.6%	89.4%
Gross profit	11.3%	11.7%	11.4%	10.6%
General and administrative expenses	5.7%	6.1%	6.0%	6.3%
Income from construction operations	5.6%	5.6%	5.4%	4.3%
Other income (expense), net	(0.0)%	(0.9)%	(0.3)%	(0.4)%
Interest expense	(0.9)%	(1.1)%	(1.0)%	(1.1)%
Income (loss) before income taxes	4.7%	3.6%	4.1%	2.8%
(Provision) benefit for income taxes	(1.8)%	(1.3)%	(1.7)%	(1.0)%
Net income (loss)	2.9%	2.3%	2.4%	1.8%

Basic and diluted earnings per share were $0.74 and $0.73 for the three months ended September 30, 2014, respectively, compared to basic and diluted earnings per share of $0.50 and $0.49 for the same period in 2013. Basic and diluted earnings per share were $1.65 and $1.64 for the nine months ended September 30, 2014, respectively, compared to basic and diluted earnings per share of $1.13 and $1.11 for the same period in 2013.

During the three and nine months ended September 30, 2014, revenues increased $220.3 million, or 21.4%, and $214.1 million, or 7.0%, respectively, compared to the same periods last year due primarily to increased activity on civil and building projects at Hudson Yards in New York, certain electrical and mechanical projects on the East Coast, certain bridge projects in the Midwest and New York, and certain large mass transit projects in California and New York. The increase was partially offset by decreased activity on hospitality and gaming projects in California, Arizona, Nevada, Louisiana, and Pennsylvania and healthcare projects in California.

The increase in net income in the three months ended September 30, 2014 was due primarily to volume increases across all segments and an increase in the estimated recovery projected for a Building segment project due to agreements reached with our customer. The increase in net income in the nine months ended September 30, 2014 was due primarily to an overall increase in volume in our Civil segment, net favorable adjustments to anticipated recoveries associated with two legal rulings issued in the second quarter of 2014, and the increase in the estimated recovery discussed above.

At September 30, 2014, working capital was $1,160.2 million, an  increase of $372.8 million from $787.4 million at December 31, 2013.

During the first nine months of 2014,  we received significant new contract awards as well as additions to existing contracts and ended the third quarter with a contract backlog of approximately $8.1 billion, an increase of $1.1 billion from $7.0 billion as of December 31, 2013.  The strong increase in our backlog was driven primarily by two large new mass transit projects that benefited our Civil and Specialty Contractors segments, as well as a new multi-unit residential tower project and a new healthcare facility project, both of which benefited our Building segment.

Backlog Analysis

Our backlog of uncompleted construction work at September 30, 2014 was approximately $8.1 billion compared to $7.0 billion at December 31, 2013.  During the first nine months of 2014, we booked various new awards and adjustments to existing contracts into backlog across each of our business segments. Significant new awards included two mass transit projects in New York collectively valued at $844 million; a $255 million multi-unit residential tower project in Florida; a $243 million runway reconstruction project in New York;  two hospitality and gaming projects in Mississippi and California collectively valued at $225 million; a $211 million healthcare facility project in California; three bridge projects in Wisconsin and Minnesota collectively valued at $181 million; a $120 million retail development project in California; and a $113 million technology building project in California.

In addition to our existing backlog, we continue to have a significant volume of pending contract awards, including up to $2.3 billion in various future phases of the Hudson Yards project and approximately $1.8 billion in various other contracts. We anticipate booking many of these and other pending awards into backlog over the next several quarters. We continue tracking several large-scale civil and building prospects for both public and private sector customers as we further leverage our self-performance and schedule control capabilities.

The following table provides an analysis of our backlog by business segment for the nine months ended September 30, 2014, restated for prior year data due to the reorganization eliminating the Management Services segment, as the unit no longer meets the criteria set forth in FASB ASC Topic 280, “Segment Reporting”.

	Backlog at	New Business	Revenues	Backlog at
	December 31, 2013	Awarded (1)	Recognized	September 30, 2014
	(in millions)
Civil	$3,538.1	$1,586.7	$(1,238.4)	$3,886.4
Building	1,755.1	1,514.9	(1,082.0)	2,188.0
Specialty Contractors	1,661.1	1,320.1	(970.0)	2,011.2
Total	$6,954.3	$4,421.7	$(3,290.4)	$8,085.6

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

In August 2014, the FASB issued FASB ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update define management’s responsibility under GAAP to evaluate when and how substantial doubt about the organization’s ability to continue as a going concern should be disclosed in the financial statement footnotes.  This ASU expands disclosure requirements about principal conditions or events that raise substantial doubt.  It also requires disclosing management’s evaluation of the significance of those conditions or events in relationship to the organization’s ability to meet its obligations, and management’s plans that are intended to either alleviate substantial doubt or to mitigate conditions or events that raise substantial doubt.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements or Disclosures.

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

During the three and nine months ended September 30, 2014, the Company's results of operations were impacted by $15.8 million and $30.6 million, respectively, because of changes in the estimated recoveries on two Civil segment projects driven by changes in cost recovery assumptions based on certain legal rulings issued during the second quarter of 2014, as well as agreements reached with our customer, which resulted in a $14.1 million increase in the third quarter of 2014 in the estimated recovery projected for a Building segment project. With respect to the two Civil segment projects, during the nine months ended September 30, 2014, there was a $25.9 million favorable increase and a $9.4 million unfavorable decrease. These changes in estimates resulted in increases of $15.8 million and $30.6 million in income from construction operations, increases of $9.5 million and $18.3 million in net income, and $0.19 and $0.37 in diluted earnings per share during the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2013, the Company’s results of operations were impacted by $9.7 million and $11.5 million, respectively, of increases in the estimated recovery projected for a Building segment project due to changes in facts and circumstances that occurred during those periods. These changes in estimates resulted in increases of $9.7 million and $11.5 million in income from construction operation, $6.2 million and $7.2 million in net income and $0.13 and $0.15 in diluted earnings per share during the three and nine months ended September 30, 2013, respectively.

These changes were the only changes in estimates considered material to the Company's results of operations during the periods presented herein.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 with the Three and Nine Months Ended September 30, 2013

Revenues

The following table summarizes our revenues by business segment with the prior year restated according to the reorganization eliminating the Management Services segment due to the unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”:

	Revenues for the
	Three Months Ended September 30,
(dollars in millions)	2014	2013	$ Change	% Change
Civil	$482.7	$397.7	$85.0	21.4%
Building	412.1	345.1	67.0	19.4%
Specialty Contractors	355.9	287.6	68.3	23.7%
Total	$1,250.7	$1,030.4	$220.3	21.4%

	Revenues for the
	Nine Months Ended September 30,
(dollars in millions)	2014	2013	$ Change	% Change
Civil	$1,238.4	$997.9	$240.5	24.1%
Building	1,082.0	1,205.0	(123.0)	(10.2)%
Specialty Contractors	970.0	873.5	96.5	11.0%
Total	$3,290.4	$3,076.4	$214.0	7.0%

Civil Segment

Civil segment revenues increased  $85.0 million, or 21.4%, and $240.5 million, or 24.1%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

For the three months ended September 30, 2014,  the increase was due primarily to increased activity on civil projects at Hudson Yards in New York, certain bridge projects in the Midwest and New York, and certain large mass transit projects in California and New York. The increase was partially offset by decreased activity on certain tunnel projects on the West Coast and certain highway projects on the East Coast.

For the nine months ended September 30, 2014, the increase was due primarily to the increased activity mentioned above for the three-month period, as well as net favorable adjustments to anticipated recoveries associated with two legal rulings issued in the second quarter of 2014. The increase was partially offset by the decreased activity mentioned above, as well as decreased activity on an airport parking apron project in Guam.

Building Segment

Building segment revenues increased  $67.0 million, or 19.4%, for the three months ended September 30, 2014 and decreased  $123.0 million, or 10.2%, for the nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

For the three months ended September 30, 2014, the increase was due primarily to increased activity on certain mixed-use facility projects in New York (including Hudson Yards), California, and Louisiana, an industrial project in California, and an increase in the estimated recovery projected for a certain project due to agreements reached with our customer. The increase was partially offset by decreased activity on hospitality and gaming projects in California, Arizona, Nevada, Louisiana, and Pennsylvania, and healthcare projects in California.

For the nine months ended September 30, 2014, the decrease was due primarily to the decreased activity mentioned above for the three-month period, partially offset by the increased activity on mixed-use facility projects and the increase in estimated recovery mentioned above, as well as on increased activity on various educational, condominium, and courthouse projects nationwide.

Specialty Contractors Segment

Specialty Contractors segment revenues increased  $68.3 million, or 23.7%, and $96.5 million, or 11.0%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

For the three and nine months ended September 30, 2014, the increase was due primarily to increased activity on various mechanical projects on the East Coast,  two signal system modernization projects in New York,  and various electrical projects in New York and the southern U.S., partially offset by decreased activity on various electrical and mechanical projects at the World Trade Center in New York.

In addition, for the nine months ended September 30, 2014, the increase was due in part to increased activity on electrical projects at Hudson Yards and electrical and mechanical projects at the United Nations in New York, partially offset by Hurricane Sandy-related projects performed in 2013.

Income from Construction Operations

The following table summarizes our income from construction operations by business segment with the prior year restated in accordance with the reorganization which eliminated the Management Services segment:

	Income from Construction Operations
	and Operating Margins
	Three Months Ended September 30,				Change in
	2014		2013		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$53.7	11.1%	$49.6	12.5%	$4.1	8.3%	(1.4)%
Building	19.2	4.7%	12.8	3.7%	6.4	50.0%	1.0%
Specialty Contractors	10.9	3.1%	9.3	3.2%	1.6	17.2%	(0.1)%
	83.8	6.7%	71.7	7.0%	12.1	16.9%	(0.3)%
Corporate	(13.4)	(1.1)%	(13.6)	(1.4)%	0.2	1.5%	0.3%
Income from construction operations	$70.4	5.6%	$58.1	5.6%	$12.3	21.2%	(0.0)%

	Income from Construction Operations
	and Operating Margins
	Nine Months Ended September 30,				Change in
	2014		2013		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$156.0	12.6%	$104.5	10.5%	$51.5	49.3%	2.1%
Building	28.7	2.7%	20.9	1.7%	7.8	37.3%	1.0%
Specialty Contractors	31.3	3.2%	44.6	5.1%	(13.3)	(29.8)%	(1.9)%
	216.0	6.6%	170.0	5.5%	46.0	27.1%	1.1%
Corporate	(38.7)	(1.2)%	(36.4)	(1.2)%	(2.3)	6.3%	0.0%
Income from construction operations	$177.3	5.4%	$133.6	4.3%	$43.7	32.7%	1.1%

Civil Segment

Civil segment income from construction operations increased $4.1 million, or 8.3%, and increased $51.5 million, or 49.3%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 due primarily to the volume changes and net favorable adjustments discussed above under Revenues. For the nine months ended September 30, 2014, the increase was also due to increased activity on certain higher-margin projects.

Civil segment operating margin changed from 12.5% and 10.5% for the three and nine months ended September 30, 2013 to 11.1% and 12.6% for the same periods in 2014. The reduction in Civil segment operating margin for the third quarter of 2014 was due primarily to the decreased activity on certain tunnel projects discussed above. The increase in Civil segment operating margin for the nine months ended September 30, 2014 was due primarily to the net favorable adjustments and increased activity on certain higher-margin projects discussed above.

Building Segment

Building segment income from construction operations increased  $6.4 million, or 50.0%, for the three months ended September 30, 2014 and increased  $7.8 million, or 37.3%, for the nine months ended September 30, 2014, respectively, compared to the same periods in 2013 due primarily to the revenue changes discussed above under Revenues.

Building segment operating margin increased from 3.7% and 1.7% for three and nine months ended September 30, 2013 to 4.7% and 2.7% for the same periods in 2014 due primarily to the reasons discussed above.

Specialty Contractors Segment

Specialty Contractors segment income from construction operations increased  $1.6 million, or 17.2%, and decreased $13.3 million, or 29.8%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

For the three months ended September 30, 2014, the increase was due primarily to the volume changes discussed above under Revenues.

For the nine months ended September 30, 2014, the decrease was due primarily to Hurricane Sandy-related projects performed in 2013 and a favorable settlement in the second quarter of 2013, partially offset by the increased volume discussed above under Revenues and improved financial performance in two of our Specialty Contractor units.

Specialty Contractors segment operating margin decreased from 3.2% and 5.1% for the three and nine months ended September 30, 2013 to 3.1% and 3.2% for the same periods in 2014 due primarily to the reasons discussed above.

Corporate

Corporate general and administrative expenses decreased $0.2 million, or 1.5%, for the three months ended September 30, 2014 and increased $2.3 million, or 6.3% for the nine months ended September 30, 2014 compared to the same periods in 2013 due primarily to increased stock compensation expense.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	September 30, 2014	September 30, 2013	$ Change	% Change
Three Months Ended
Other income (expense), net	$(0.4)	$(9.5)	$9.1	(95.8)%
Interest expense	11.3	11.6	(0.3)	(2.6)%
Provision for income taxes	22.9	13.3	9.6	72.2%

(dollars in millions)	September 30, 2014	September 30, 2013	$ Change	% Change
Nine Months Ended
Other income (expense), net	$(10.8)	$(13.5)	$2.7	(20.0)%
Interest expense	33.0	34.0	(1.0)	(2.9)%
Provision for income taxes	53.3	32.1	21.2	66.0%

Other expense net decreased  $9.1 million and $2.7 million for the three and nine months ended September 30, 2014 respectively, compared to the same periods in 2013, due primarily to reduced contingent acquisition-related expenses in the third quarter of 2014.

Interest expense decreased $0.3 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

Provision for income taxes was $22.9 million and $53.3 million for three and nine months ended September 30, 2014, respectively, as compared to income tax provision of $13.3 million and $32.1 million for the same periods in 2013.  The effective income tax rate was 39.0% and 39.9% for the three and nine months September 30, 2014, respectively, as compared to 35.8% and 37.2% for the same periods in 2013. The increase in the effective tax rate for the three and nine months September 30, 2014, as compared to the same periods in 2013,  was primarily due to increased state taxes from increased operations in higher tax jurisdictions.

Liquidity and Capital Resources

Cash and Working Capital

At September 30, 2014 and December 31, 2013, cash held by us and available for general corporate purposes was $15.5 million and $36.6 million, respectively. Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $121.8 million and $83.3 million at September 30, 2013 and December 31, 2013, respectively, and our restricted cash was $47.0 million and $42.6 million at September 30, 2014 and December 31, 2013, respectively. We do not believe that it is likely we will be called upon to contribute significant additional capital in the event of default by any of our partners.

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

A summary of cash flows for each of the nine months ended September 30, 2014 and 2013 is set forth below:

	Nine Months Ended September 30,
(dollars in millions)	2014	2013
Cash flows from:
Operating activities	$(143.4)	$(11.1)
Investing activities	7.5	(46.0)
Financing activities	153.2	16.9
Net increase/(decrease) in cash	17.3	(40.2)
Cash at beginning of year	119.9	168.1
Cash at end of period	$137.2	$127.9

During the nine months ended September 30, 2014, we used $143.4 million in cash to fund operating activities, due primarily to the timing of collections across all segments. We received $7.5 million in cash from investing activities, due primarily to the sale of available-for-sale securities of $44.5 million partially offset by purchases of property and construction equipment of $37.8 million. We received $153.2 million in cash from financing activities, due primarily to our outstanding borrowings under our Credit Facility offset by cash used to repay our former Fifth Amended and Restated Credit Agreement and for scheduled debt repayments.

At September 30, 2014, we had working capital of $1,160.2 million, a ratio of current assets to current liabilities of 1.83, and a ratio of debt to equity of 0.71 compared to working capital of $787.4 million, a ratio of current assets to current liabilities of 1.61 and a ratio of debt to equity of 0.59 at December 31, 2013.

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

Long-term Debt

Debt was $945.5 million at September 30, 2014, an increase of $211.6 million from $733.9 million at December 31, 2013, due primarily to a net increase in borrowings of $131.3 million on our term loan and a net increase in the revolving line of credit of $70.5 million. We utilized the revolving facility for outstanding letters of credit in the amount of $1.3 million. Accordingly, at September 30, 2014, we had $93.2 million available to borrow under our credit agreement. We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Excluding the outstanding borrowings of $205.5 million on our revolving line of credit, the unsecured senior notes of $298.7 million and our $246.3 million term loan (which had a first loan payment due on September 30, 2014), the remaining balance of $195.0 million of our outstanding debt is generally secured by the underlying assets. Our debt to equity ratio was 0.71 as of September 30, 2014 compared to 0.59 as of December 31, 2013.

On June 5, 2014, the “Company entered into the Credit Facility, restructuring its former $300 million revolving credit facility and $200 million Term Loan. All outstanding amounts under the Fifth Amended and Restated Credit Agreement were repaid in full using proceeds of the Credit Facility. The new agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility) and a $250 million term loan   (the “Term Loan”) with Bank of America, N.A. as administrative agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The Term Loan principal is to be repaid on a quarterly basis, with 6.0% of the original total outstanding principal repaid in year 1, 9.0% in year 2, 12.0% in year 3, 15.0% in year 4 and 13.5% in year 5 along with a balloon payment of the remaining 44.5%. Borrowings under the Revolving Credit Facility will bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Borrowings under the Term Loan will bear interest based on LIBOR plus an applicable margin.  Included in the Credit Facility is a special provision allowing an additional accordion provision, which the Company may opt to utilize at a future date to increase either the Revolving Credit Facility or establish one or more new term loan commitments, up to an aggregate amount not to exceed $300 million. The Credit Facility provides a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million. Both the Revolving Credit Facility and the Term Loan are estimated to mature on June 5, 2019.

As of the filing date of this Form 10-Q, we are in compliance and expect to continue to be in compliance with the modified financial covenants under the Sixth Amendment.

There were no other material changes in our contractual obligations during the three months ended September 30, 2014.

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

Item 1A. Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from those risk factors during the three months ended September 30, 2014.

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

Tutor Perini Corporation
Registrant

Date: November 5, 2014	/s/Michael J. Kershaw
Michael J. Kershaw,
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer