Form 10-K
period 2014-12-31
TUTOR PERINI Corp
filed 2015-02-26
CIK 77543

FORM 10-K

United States Securities and Exchange Commission

Washington, DC 20549

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2014.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from-to-.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $1,211,384,936 as of June 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 20, 2015 was 48,671,492.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TUTOR PERINI CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

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

We and our predecessors have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing, and heating, ventilation and air conditioning (HVAC).

During 2014, we performed work on more than 1,500 construction projects. Our corporate headquarters are in Sylmar, California, and we have various other principal office locations throughout the United States and certain U.S. territories (see Item 2. Properties for a listing of our major facilities). Our common stock is listed on the New York Stock Exchange under the symbol “TPC”. We are incorporated under the laws of the Commonwealth of Massachusetts.

Our business is conducted through three  basic segments: Civil, Building, and Specialty Contractors, as described below in the “Business Segment Overview”.

Historically, we have been recognized as one of the leading building contractors in the United States as evidenced by our performance on several of the largest hospitality and gaming projects, including Project CityCenter and the Cosmopolitan Casino and Resort, and large transportation projects such as the McCarran International Airport Terminal 3 in Las Vegas, Nevada. In 2008, we embarked upon a strategy to better align our business to pursue markets with higher profit margins and the best long-term growth potential, while maintaining our presence as a leading contractor in the general building market. In September 2008, we completed a merger with Tutor-Saliba Corporation (“Tutor-Saliba”) to provide us with enhanced opportunities for growth not available to us on a stand-alone basis through increased size, scale, and management capabilities, complementary assets and expertise, particularly Tutor-Saliba’s expertise in civil projects, immediate access to multiple geographic regions, and increased ability to compete for a large number of projects, particularly in the civil construction segment due to an increased bonding capacity. The success of the Tutor-Saliba merger and the execution of the Company’s strategy to focus on acquiring higher-margin civil projects are best illustrated by the dramatic growth we have experienced in our Civil segment. Despite the economic challenges associated with state and local funding over the past several years, our Civil segment’s backlog, revenue, and income from construction operations have more than quadrupled since 2008.

In late 2010, we saw opportunities to continue to build our Company vertically and geographically through strategic acquisitions of companies which have demonstrated success in their respective markets. By the third quarter of 2011, we had completed the acquisition of seven companies with a combined backlog of $2.6 billion at their respective acquisition dates. These acquisitions strengthened our geographic presence in our Building and Civil segments and also significantly increased our specialty contracting capabilities. In the third quarter of 2011, we completed an internal reorganization of our reporting segments with the creation of the Specialty Contractors segment, which we describe below.  Furthermore, during the first quarter of 2014, we completed a reorganization which resulted in the elimination of the Management Services reporting unit and reportable segment. The Management Services reporting unit formerly consisted of two subsidiary companies, Black Construction and Perini Management Services, which have since been included in the Civil and Building segments, respectively.  This reorganization was completed due to the Management Services unit no longer meeting the criteria set forth in FASB ASC Topic 280, “Segment Reporting”.

We believe that the successful completion of our acquisition strategy has enabled us to realize cross-selling opportunities across an expanded geographic footprint, while continuing to focus on vertical integration through increased self-performed work capabilities, thus further improving profitability, and providing greater stability during economic cycles.

Business Segment Overview

Civil Segment

Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure across most of the major geographic regions of the United States. Our civil contracting services include construction and rehabilitation of highways, bridges, mass transit systems, and water management and wastewater treatment facilities.

The Civil segment is comprised of the Company’s legacy heavy civil construction operations (civil operations of the former Perini Corporation and Tutor-Saliba, including Black Construction) and three companies described hereafter, which the Company acquired in 2011. Frontier-Kemper is a heavy civil contractor which builds tunnels for highways, railroads, subways, and rapid transit systems, as well as shafts and other facilities for water supply, wastewater transport, and hydroelectric projects. It also develops and equips mines with innovative hoisting, elevator, and vertical conveyance systems for the mining industry. Lunda Construction is a heavy civil contractor engaged in the construction, rehabilitation, and maintenance of bridges, railroads, and other civil structures in the Midwest and throughout the United States. Becho specializes in drilling, foundation, and excavation support for shoring, bridges, piers, roads and highway projects primarily in the southwestern U.S. We believe that the Company has benefitted through these acquisitions by allowing us to expand our geographic presence, enhance our civil construction capabilities, and add experienced management with a proven, successful track record.

Our customers primarily award contracts through one of two methods: the traditional public “competitive bid” method, in which price is the major determining factor, or through a request for proposals where contracts are awarded based on a combination of technical capability and price.

Traditionally, our Civil segment customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. Our financial strength and outstanding record of performance on challenging civil works projects often enables us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest infrastructure projects and prestigious design-build, or DBOM (design-build-operate-maintain) contracts, which combine the nation’s top contractors with engineering firms, equipment manufacturers, and project development consultants in a competitive bid selection process to execute highly sophisticated public works projects.

In its 2014 rankings, ENR ranked us as the nation’s fifth largest contractor in the bridge market and the mass transit and rail market, sixth largest domestic contractor in heavy construction, eighth largest in the transportation market, ninth largest in airports, and tenth largest in highways and mining.

We believe the Civil segment provides significant opportunities for growth due to the age and condition of existing infrastructure coupled with large government funding sources aimed at the replacement and repair of aging U.S. infrastructure and popular, often bipartisan, support from voters and elected officials for infrastructure improvement programs. Funding for major civil infrastructure projects is typically provided through a combination of local, regional, state, and/or federal loans, grants, and other direct allocations sourced through tax revenues, bonds, and/or user fees.  For example, the California High-Speed Rail project, with an estimated total cost of approximately $67.5 billion, is being funded in its initial stages through more than $3 billion of federal stimulus funds and $9 billion of voter-approved bond funds. Additional funding will come from California’s Cap and Trade proceeds and the private sector. The Federal Highway Trust Fund also provides funding for certain transportation projects. Some large civil projects also benefit from funding provided through alternative sources, such as public-private partnerships.

We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed or are currently working on some of the most significant civil construction projects in the United States. For example, we are currently working on the first segment of the California High-Speed Rail project; the Alaskan Way Viaduct Replacement (SR-99 bored tunnel) project in Seattle, Washington; the Third Street Light Rail — Central Subway project in San Francisco, California; the platform over the eastern rail yard and the Amtrak Tunnel at Hudson Yards in New York City; the Queens Plaza substation project in Queens, New York; the rehabilitation of the Verrazano-Narrows Bridge in New York; the I-5 Antlers Bridge replacement in Shasta County, California; the New Irvington Tunnel in Fremont, California; the Harold Structures mass transit project in Queens, New York; and the construction of express toll lanes along I-95 in Maryland. We have also performed runway widening and reconstruction projects at the John F. Kennedy International Airport in Queens, New York; the runway paving project at Andrews AFB in Maryland; the Caldecott Tunnel Fourth Bore project near Oakland, California; and various segments of the East Side Access project in New York.

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

The Building segment is comprised of the Company’s legacy building construction operations (building operations of the former Perini Corporation and Tutor-Saliba, including Tutor Perini Building Corp., Rudolph and Sletten, and James A. Cummings, as well as Perini Management Services) and two companies described hereafter, which the Company acquired subsequent to the Tutor-Saliba merger in 2008. Keating Building Company is a construction management and design-build company with expertise in both private and public works building projects in the northeastern U.S. and Mid-Atlantic regions. Roy Anderson Corp. (formerly known as Anderson Companies) provides general contracting, design-build, preconstruction, construction management, and disaster rapid response services to public and private customers throughout the southeastern U.S. and has expertise in hospitality and gaming, commercial, government, healthcare, industrial and educational facilities. We believe that the Company has benefitted through these acquisitions by strengthening our positions in the eastern and southeastern United States, and we believe that our national resources and strong resume of notable projects will enable future growth potential for these companies on large, complex building projects.

In its 2014 rankings, ENR ranked us as the tenth largest general building contractor in the United States. Within the general building category, we were ranked as the third largest builder in the entertainment and casinos market, seventh largest in the multi-unit residential market, and eighth largest in the government offices market. We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end destination resorts and casinos and Native American developments. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion could result in significant loss of revenues for the customer.

We have been awarded and have recently completed, or are currently working on, large public works and private building projects across a wide array of building end markets including multi-unit residential, healthcare, transportation, education, and entertainment, among others, including the Panorama Tower in Miami, Florida; the South Tower (“Tower C”) at Hudson Yards and the George Washington Bridge Bus Station redevelopment, both in New York City; the Washington Hospital expansion in Fremont, California; the Graton Rancheria Resort and Casino in Rohnert Park, California; the Chumash Casino Resort expansion in Santa Ynez, California; the Scarlet Pearl Casino Resort in D’Iberville, Mississippi; the Broadway Plaza retail development in Walnut Creek, California; the McCarran International Airport Terminal 3 in Las Vegas, Nevada; Kaiser Hospital Buildings in San Leandro and Redwood City, California; and courthouses in San Bernardino and San Diego, California and Broward County, Florida. As a result of our reputation and track record, we were awarded and have completed contracts for several marquee projects in the hospitality and gaming market, including the Resorts World New York Casino in Jamaica, New York, and Project CityCenter, The Cosmopolitan Resort and Casino, the Wynn Encore Hotel and the Planet Hollywood Tower, all in Las Vegas, Nevada. These projects span a wide array of building end markets, and they illustrate our Building segment’s resume of performance on large-scale public and private projects.

Specialty Contractors Segment

Our Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems, and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass transit end markets, among others. This segment provides the Company with unique strengthens and capabilities which position us as a full-service contractor with greater control over scheduled work, project delivery, and risk management.

The Specialty Contractors segment is comprised of the following operating units, which provide unique services in various regions of the United States:

•

Five Star Electric provides electrical light, power, and low-voltage systems installation to a range of public and private sector customers in the New York City metropolitan area, including high-end residential, hotel and commercial towers, transportation, water treatment plants, schools and universities, and government facilities.

•

Fisk Electric covers many of the major commercial, transportation, and industrial electrical construction markets in the southwestern and southeastern U.S. with the ability to cover other attractive markets nationwide. Fisk’s expertise is in the design and development of electrical and technology systems for major projects spanning a broad variety of project types, including commercial office buildings, sports arenas, hospitals, research laboratories, hospitality and casinos, convention centers, and industrial facilities.

•

WDF, Nagelbush, and Desert Mechanical provide mechanical, plumbing, HVAC, and fire protection services to a range of customers in a wide variety of markets, including transportation, infrastructure, commercial, schools and universities, residential, and specialty construction. WDF services the New York City metropolitan region, Nagelbush operates primarily in the southeastern U.S., and Desert Mechanical operates primarily in the western U.S.

•	Superior Gunite specializes in pneumatically placed structural concrete utilized in infrastructure projects such as bridges, dams, tunnels, and retaining walls throughout the U.S.

In its 2014 rankings, ENR ranked us as the fifth largest electrical contractor in the U.S. and the eighth largest specialty contractor nationwide. We are also the largest specialty contractor in the New York region.

Our Specialty Contractors segment has been awarded, has recently completed work on, or is currently working on several projects at the World Trade Center in New York City; two signal system modernization projects in New York City; and the new hospital at the University of Texas Southwestern Medical Center. This segment has also supported several large public works projects in our Building and Civil segments, including the Alaskan Way Viaduct Replacement (SR-99 bored tunnel) project in Seattle, Washington; the McCarran International Airport Terminal 3 in Las Vegas, Nevada; the Resorts World New York Casino in Jamaica, New York; various segments of the Greenwich Street Corridor and East Side Access projects in New York City; the Caldecott Tunnel Fourth Bore project near Oakland, California; the New Irvington Tunnel in Fremont, California; and several marquee projects in the hospitality and gaming market, including Project CityCenter, The Cosmopolitan Resort and Casino, and the Planet Hollywood Tower, all in Las Vegas, Nevada.

The majority of the work performed by our Specialty Contractors units is contracted directly with project owners, including state and local municipal agencies, school districts, real estate developers, and general contractors. A smaller but growing component of its work is performed as a subcontractor to the Company’s Building and Civil groups.

Markets and Customers

Our construction services are targeted toward end markets that are diversified across project types, customer characteristics and geographic locations. During the first quarter of 2014, the Company completed a reorganization which resulted in the elimination of the Management Services reporting unit and reportable segment. The Management Services reporting unit formerly consisted of the following subsidiary companies: Black Construction and Perini Management Services. The reorganization was completed due to changes in volume of business resulting in a change in organizational structure as the unit no longer met the criteria set forth in FASB ASC Topic 280, “Segment Reporting”.

The following tables set forth certain reportable segment information relating to the Company’s operation for the years ended December 31, 2014, 2013 and 2012. In accordance with the accounting guidance on segment reporting, the Company has restated the comparative prior period information for the reorganized reportable segments:

Revenues by business segment for fiscal years 2014,  2013 and 2012 are set forth below:

	Revenues by Business Segment
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Civil	$1,687,144	$1,441,416	$1,335,993
Building	1,503,837	1,551,979	1,592,441
Specialty Contractors	1,301,328	1,182,277	1,183,037
Total	$4,492,309	$4,175,672	$4,111,471

Revenues by end market for the Civil segment for fiscal years 2014,  2013 and 2012 are set forth below:

	Civil Segment Revenues by End Market
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Bridges	$535,733	$501,867	$548,641
Mass Transit	534,110	364,148	217,292
Highways	156,443	211,316	228,652
Other	460,858	364,085	341,408
Total	$1,687,144	$1,441,416	$1,335,993

Revenues by end market for the Building segment for fiscal years 2014,  2013 and 2012 are set forth below:

	Building Segment Revenues by End Market
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Education Facilities	$337,062	$280,685	$190,968
Municipal and Government	300,274	325,258	224,483
Healthcare Facilities	127,963	296,294	346,379
Hospitality and Gaming	101,819	376,620	238,915
Industrial Buildings	90,194	34,802	286,677
Mass Transit	40,676	10,755	10,909
Other	505,849	227,565	294,110
Total	$1,503,837	$1,551,979	$1,592,441

Revenues by end market for the Specialty Contractors segment for fiscal years 2014, 2013 and 2012 are set forth below:

	Specialty Contractors Segment
	Revenues by End Market
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Industrial Buildings	$276,008	$212,438	$201,987
Education Facilities	230,645	123,910	94,463
Mass Transit	217,318	174,778	203,242
Office Buildings	129,350	137,189	189,447
Condominiums	105,670	133,916	91,151
Hospitality and Gaming	46,901	69,327	22,104
Municipal and Government	23,034	39,621	103,193
Other	272,402	291,098	277,450
Total	$1,301,328	$1,182,277	$1,183,037

We provide our services to a broad range of private and public customers. The allocation of our revenues by customer source for fiscal years 2014, 2013 and 2012 is set forth below:

	Revenues by Customer Source
	Year Ended December 31,
	2014	2013	2012
State and Local Governments	56%	60%	53%
Private Owners	40%	35%	41%
Federal Government Agencies	4%	5%	6%
	100%	100%	100%

State and Local Governments. We derived approximately 56% of our revenues from state and local government customers during 2014. Our state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our building construction services for state and local government customers have included judicial and correctional facilities, schools and dormitories, healthcare facilities, convention centers, parking structures and other municipal buildings. Our civil contracting and building construction services are provided in locations throughout the country.

Private Owners. We derived approximately 40% of our revenues from private customers during 2014. Our private customers include private real estate developers, healthcare companies, technology companies, major hospitality and gaming resort owners, Native American sovereign nations, public corporations, and private universities. We provide services to our private customers through negotiated contract arrangements as well as through competitive bids.

Federal Government Agencies. We derived approximately 4% of our revenues from federal government agencies during 2014. These agencies have included the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers, and the U.S. Air Force. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure improvements. A substantial portion of our revenues from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our expanding base of experience and strong relationships with federal agencies, together with anticipated stable expenditures  for defense, diplomatic, and security-related construction work primarily associated with the ongoing threats of terrorism.

Most federal, state, and local government contracts contain provisions which permit the termination of contracts, in whole or in part, for the convenience of the government, among other reasons.

For additional information on customers, markets, measures of profit or loss, and total assets, both U.S and foreign, see Note 12 — Business Segments of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules.

Backlog

We include a construction project in our backlog at such time as a contract is awarded, or a letter of commitment is obtained and adequate construction funding is in place. As a result, we believe the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. Historically, these provisions have not had a material effect on us.

Backlog is summarized below by business segment as of December 31, 2014 and 2013. In accordance with the accounting guidance on segment reporting, the Company has restated the comparative prior period information for the reorganized reportable segments:

	Backlog by Business Segment
	December 31,
	2014		2013
	(dollars in thousands)
Civil	$3,563,239	45%	$3,538,094	51%
Building	2,187,767	28%	1,755,049	25%
Specialty Contractors	2,080,719	27%	1,661,144	24%
Total	$7,831,725	100%	$6,954,287	100%

We estimate that approximately $3.7 billion, or 47.8%, of our backlog at December 31, 2014 will be recognized as revenue in 2015.

Backlog by end market for the Civil segment as of December 31, 2014 and 2013 is set forth below:

	Civil Segment Backlog by End Market
	December 31,
	2014		2013
	(dollars in thousands)
Mass Transit	$1,934,028	54%	$1,623,728	47%
Bridges	894,975	25%	1,041,856	29%
Highways	349,399	10%	252,918	7%
Mixed Use	205,881	6%	425,717	12%
Other	178,956	5%	193,875	5%
Total	$3,563,239	100%	$3,538,094	100%

Backlog by end market for the Building segment as of December 31, 2014 and 2013 is set forth below:

	Building Segment Backlog by End Market
	December 31,
	2014		2013
	(dollars in thousands)
Municipal and Government	$555,990	25%	$709,064	41%
Education Facilities	318,380	15%	444,110	25%
Healthcare Facilities	276,123	13%	74,980	4%
Hospitality and Gaming	265,565	12%	40,621	2%
Mass Transit	97,261	4%	127,390	7%
Mixed Use	78,751	4%	238,576	14%
Other	595,697	27%	120,308	7%
Total	$2,187,767	100%	$1,755,049	100%

Backlog by end market for the Specialty Contractors segment as of December 31, 2014 and 2013 is set forth below:

	Specialty Contractors Segment Backlog by End Market
	December 31,
	2014		2013
	(dollars in thousands)
Mass Transit	$805,253	38%	$469,099	28%
Education Facilities	239,487	12%	290,517	17%
Condominiums	220,466	11%	110,823	7%
Industrial Buildings	144,076	7%	204,126	12%
Wastewater Treatment	98,669	5%	65,475	4%
Office Buildings	85,891	4%	101,799	6%
Healthcare Facilities	24,664	1%	49,008	3%
Hospitality and Gaming	11,991	1%	34,829	2%
Other	450,222	21%	335,468	21%
Total	$2,080,719	100%	$1,661,144	100%

We have seen over the past several years  a significant shift in the mix of our customers from private to state and local government agencies, which has corresponded with an increased share of our Civil segment’s contributions to revenues and operating profits over the period. We intend to continue our focus on increasing our share of higher-margin public works and specialty contracting projects  to further enhance our consolidated operating margins, as well as continuing to capture our share of large private building work on an opportunistic basis.

Competition

The construction industry is highly competitive and the markets in which we compete include numerous competitors. In the small to mid-size work that we have targeted, we have continued to experience strong pricing competition from our competitors. However, the majority of the work that we target is for larger, more complex projects where the number of active market participants is smaller because of the capabilities and resources required to perform the work. As a result, on these larger projects we face fewer competitors, as smaller contractors are unable to effectively compete or are unable to secure bonding to support large projects.

In our Civil segment, we compete principally with large civil construction firms, including Dragados USA, Flatiron Construction Corp., Fluor Corp., Granite Construction, Kiewit Corp., Skanska USA, Traylor Bros., Inc., and The Walsh Group. In certain end markets of the Building segment, such as hospitality and gaming and multi-unit residential, we are one of the largest providers of construction services in the United States. In our Building segment, we compete with a variety of national and regional contractors. Our primary competitors are AECOM (through its acquisitions of Tishman Construction and Hunt Construction Group), Balfour Beatty Construction, Clark Construction Group, DPR Construction, Gilbane, Inc., Hensel Phelps Construction Co., McCarthy Building Companies, Inc., Skanska USA, Turner Construction Co., The Walsh Group, and The Whiting-Turner Contracting Co. In our Specialty Contractors segment, we compete principally with various regional electrical, mechanical, and plumbing subcontractors. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record, schedule control and delivery, risk management, and quality of work are key factors in customers awarding contracts across our end markets.

Types of Contracts and The Contract Process

Types of Contracts

The general contracting and management services we provide consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. We provide these services by entering into traditional general contracting arrangements, such as fixed price, guaranteed maximum price, and cost plus fee contracts. These contract types and the risks generally inherent therein are discussed below:

•

Fixed price (FP) contracts, which include fixed unit price contracts, are generally used in competitively bid public civil, building, and specialty construction projects and generally commit the contractor to provide all of the resources required to complete a project for a fixed sum or at fixed unit prices. Usually FP contracts transfer more risk to the contractor but offer the opportunity, under favorable circumstances, for greater profits. FP contracts represent a significant portion of our publicly bid civil construction projects. We also perform publicly bid building and specialty construction projects and certain task order contracts for U.S. government agencies in our Building segment under FP contracts.

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

Historically, a high percentage of our contracts have been of the GMP and FP type. As a result of increasing opportunities in public works civil and building markets, combined with our increased resume of notable projects and expertise and the execution of our acquisition strategy, FP contracts have accounted for an increasing portion of our revenues since 2008 and are expected to continue to represent a sizeable percentage of both total revenues and backlog. The composition of revenues and backlog by type of contract for fiscal years 2014, 2013 and 2012 is as follows:

	Revenues for the
	Year Ended December 31,
	2014	2013	2012
Cost Plus, GMP	40%	37%	39%
FP	60%	63%	61%
	100%	100%	100%

	Backlog as of
	December 31,
	2014	2013
Cost Plus, GMP	33%	24%
FP	67%	76%
	100%	100%

The Contract Process

We identify potential projects from a variety of sources, including from advertisements by federal, state and local government agencies, through the efforts of our business development personnel and through meetings with other participants in the construction industry, such as architects and engineers. After determining which projects are available, we make a decision on which projects to pursue based on factors such as project size, duration, availability of personnel, current backlog, competitive advantages and disadvantages, profitability expectations, prior experience, contracting agency or owner, source of project funding, geographic location and type of contract.

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

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. These include costs associated with added scope changes, extended overhead due to owner, weather, and other delays, subcontractor performance issues, changes in site conditions that differ from those assumed in the original bid, the availability and skill level of workers in the geographic location of the project, and a change in the availability and proximity of equipment or materials. In addition, certain efficiencies and cost savings may at times be realized during the course of a project compared to the originally anticipated costs and levels of productivity. Furthermore, our original bids for most contracts are based on the customer’s estimates of quantities needed to complete the contract. All of these factors can cause changes in estimates to a project’s at-completion costs, resulting in favorable or unfavorable impacts to profitability in current and future periods. Because of the rigor of our estimating process, we have often encountered opportunities to improve project performance cost estimates through realized project execution efficiencies and cost savings.

Our project contracts often involve work durations in excess of one year. Revenue from our contracts in process is generally recorded under the percentage of completion contract accounting method. For a more detailed discussion of our policy in these areas, see Note 1 — Description of Business and Summary of Significant Accounting Policies, under the section entitled Method of Accounting for Contracts, of Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules.

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

Employees

The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. Our average number of full-time equivalent employees during 2014 was 10,532, and our total number of employees at December 31, 2014 was 10,939.  The increase in the average from 9,679 in 2013 to 10,532 in 2014 is primarily due to business growth and normal fluctuation in job timing.

We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects and, as a result, the expiration of any union contract in the next fiscal year is not expected to have any material impact on us. As of December 31, 2014,  approximately 7,145 of our total of 10,939 employees were union employees. During the past several years, we have not experienced any significant work stoppages caused by our union employees.

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

As of December 31, 2014, our backlog of uncompleted construction work was approximately $7.8 billion. We include a construction project in our backlog at such time as a contract is awarded, or a letter of commitment is obtained and adequate construction funding is in place. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, if a project reflected in our backlog is terminated, suspended or reduced in scope, it would result in a reduction to our backlog which could reduce, potentially to a material extent, the revenues and profits realized. If a customer cancels a project, we may be reimbursed for certain costs and profit thereon but typically have no contractual right to the total revenues reflected in our backlog. Significant cancellations or delays of projects in our backlog could have a material adverse effect on future revenues, profits, and cash flows.

A significant slowdown or decline in economic conditions could adversely affect our operations.

Although economic conditions in the United States have gradually improved over the past two years following several challenging years during the aftermath of the global economic downturn in 2008, any significant slowdown or decline in economic conditions could result in renewed demand uncertainty across various parts of the country, particularly for new commercial building developments or renovations to existing infrastructure. In addition, any renewed tightness in the financial and credit markets could create difficulties for some customers, including certain private owners and state and local governments, to obtain adequate financing to fund new construction projects on satisfactory terms or at all. These financing difficulties may significantly increase the rate at which our customers defer, delay, or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.

Any renewed instability or worsening conditions in the financial and credit markets could also impact a customer’s ability to pay us on a timely basis, or at all, for work on projects already under construction in accordance with the contract terms. Customer financing may be subject to periodic renewals and extensions of credit by the lender. If credit markets tighten and challenging economic conditions return, lenders may become unwilling to continue renewing or extending credit to a customer. Such deferral, delay or cancellation of credit by the lender could impact the customer’s ability to pay us, which could have an adverse impact on our future operating results. A significant portion of our operations are concentrated in California and New York. As a result, we are more susceptible to fluctuations caused by adverse economic or other conditions in these states compared to others.

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

We derived approximately 4% or $168.8 million of revenues and approximately $27.7 million of income from construction operations for the year ended December 31, 2014 from our work on projects located outside of the United States, including projects in Afghanistan, Guam, and the Philippine Islands. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including: political risks, risks of loss due to civil disturbances, guerilla activities and insurrection; acts of terrorism and acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenues and income from construction operations in key international markets.

The U.S. federal government has approved various spending bills for the construction of defense- and diplomacy-related projects and has allocated significant funds to the defense of U.S. interests around the world from the threat of terrorism. The federal government has also approved funds for development in conjunction with the relocation of military personnel into Guam. However, federal government funding levels for construction projects in the Middle East have decreased significantly over the past few years as the U.S. government has reduced the number of military troops and support personnel in the region. As a result, we have seen a decrease in the number and size of federal government projects available to us in this region. Any decrease in federal government funding for projects in Guam or in other countries in which we are pursuing work may result in project delays or cancellations, which could reduce our revenues and earnings.

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

We will require substantial personnel, including construction and project managers and specialty subcontractor resources to execute and perform on our contracts in backlog. The successful execution of our business strategies is also dependent upon our ability to attract, retain, and implement succession plans for key officers.

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

Volatility or lack of positive performance in our stock price and the overall markets may adversely affect our ability to retain key staff who have received equity compensation. Additionally, because a substantial portion of our key executives' compensation is placed "at risk" and linked to the performance of our business, when our operating results are negatively impacted, we are at a competitive disadvantage for retaining and hiring key executives and managers compared to other companies that may pay a relatively higher fixed salary. If we lose our existing key executives or managers or are unable to hire and integrate new key executives or managers, or if we fail to implement succession plans for our key executives, our operating results would likely be harmed.

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

We generally enter into three principal types of contracts with our customers: fixed price contracts, guaranteed maximum price contracts and cost plus fee contracts. We derive a significant portion of our Civil and Specialty Contractors segment revenues and backlog from fixed price contracts.

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

Our defined benefit pension plan and our supplemental retirement plan are non-contributory pension plans covering many of our employees. Benefits under these plans were frozen as of June 1, 2004. As of December 31, 2014, these plans were underfunded by approximately $35.0 million. We are required to make cash contributions to our pension and supplemental retirement plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. The amount of any such required contributions is determined based on an annual actuarial valuation of the plan as performed by the plans’ actuaries. During 2014, we contributed $5.2 million in cash to our defined benefit pension plan and supplemental retirement plan. The amount of our future contributions will depend upon asset returns, then-current discount rates and a number of other factors, and, as a result, the amount we may elect or be required to contribute to these plans in the future may vary significantly. See Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations- in the section entitled Critical Accounting Policies.

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

We had approximately $685.3 million of goodwill and intangible assets recorded on our Consolidated Balance Sheet at December 31, 2014. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. We test goodwill and intangible assets for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events or circumstances change which suggest that the goodwill or intangible assets should be evaluated. For example, if our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in the fair value of our goodwill and intangible assets and would require us to further evaluate whether impairment has occurred. If we determine that there has been an impairment (meaning that carrying value exceeds fair value), we would be required to write down the carrying value by the amount of the excess (which would represent the impaired portion of these assets).

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

The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our segments. If our operating segments cannot obtain, or we determine at a later date that we no longer expect them to obtain, the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge. There can be no assurances that our operating segments will be able to achieve our estimated levels of profitability. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing. These factors include, but are not limited to; (i) renewed deterioration in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; (vi) a significant adverse change in legal factors or in the overall business climate; (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting units; and (viii) the resolution of legal proceedings resulting in judgments less favorable than our estimates. Given these and other factors, we cannot be certain that goodwill impairment will not be required during future periods.

Based on our annual review of our goodwill and intangible assets, which we performed in the fourth quarter of 2014, we concluded that no impairment had occurred. To the extent that the value of the goodwill or other intangible assets becomes impaired in the future, we will be required to incur non-cash charges relating to the impairment and recognized them in our Consolidated Statement of Operations.

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

As of December 31, 2014, our chairman and chief executive officer, Ronald N. Tutor and two trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 17.3% of the outstanding shares of our common stock. Under the terms of Mr. Tutor’s employment agreement, he has the right to designate one nominee for election as a member of the Company’s Board of Directors so long as the Tutor Group owns at least 11.25% of the outstanding shares of the Company’s common stock. As of the date of this Form 10-K, there are eleven current directors, one of whom was appointed by Mr. Tutor in November 2013. Mr. Tutor will be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or its assets. This concentration of ownership and influence in management and Board decision-making also could harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the Company.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under our debt agreements, in particular under our $300 million senior unsecured notes and our $250 million term loan under our revolving credit facility.

We currently have and expect to continue to have a substantial amount of indebtedness. As of December 31, 2014, we had a total debt of $865.4 million, consisting of $298.8 million of senior unsecured notes (net of unamortized debt discount of $1.2 million) (the “Senior Notes”), $130.0 million of outstanding borrowings on a revolving credit basis (the “Revolving Facility”), a $250 million term loan (the “Term Loan”) which has been paid down to $242.5 million at December 31, 2014, and $194.1 million of other debt. We may also incur significant additional indebtedness in the future.

Our Senior Notes and revolving credit facility impose operating and financial restrictions on us and limit our ability to incur indebtedness from other sources without consent. Our revolving credit facility contains financial covenants that require us to maintain minimum fixed charge coverage and maximum consolidated leverage ratios. Our ability to borrow funds for any purpose is dependent upon satisfying these tests.

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

Systems and information technology interruption and breaches in data security could adversely impact our ability to operate and our operating results.

We are reliant on computer and information technology and systems to properly operate. From time to time, we experience system interruptions and delays. If we are unable to add required software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed, or data security could be breached. If any of our key software vendors discontinue further development, integration, or long-term software maintenance support for our systems, or there is any significant system interruption, delay, breach of security, loss of data, or loss of a vendor, we may need to migrate our data to other systems. In addition, our systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions, including breaches by computer hackers and cyber-terrorists. Any of these or other events could cause loss of critical data, delay or prevent operations, or result in the unintentional disclosure of information. While management has taken steps to address these concerns by implementing state-of-the-art network and end-point security, internal control measures, and redundant backups of key data, a system failure or loss or data security breach could materially adversely affect our financial condition and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties used in our construction operations primarily consist of office space within general, commercial office buildings in major cities as well as storage yards for our construction equipment. We believe our properties are well maintained, in good condition, adequate and suitable for our purposes.

Our major facilities are in the following locations:

Offices	Business Segment(s)	Owned or Leased by Tutor Perini
Framingham, MA	Building	Owned
Henderson, NV	Building	Owned
Houston, TX	Specialty Contractors	Owned
Sylmar, CA	Corporate	Leased
Redwood City, CA	Building	Leased
Ozone Park, NY	Specialty Contractors	Leased
Bronx, NY	Specialty Contractors	Leased
Gulfport , MS	Building	Owned
Mt. Vernon, NY	Specialty Contractors	Leased
Sylmar, CA	Civil	Owned
New Rochelle, NY	Civil	Owned
Peekskill, NY	Civil	Owned
Evansville, IN	Civil	Owned
Barrigada, Guam	Civil	Owned
Sylmar, CA	Specialty Contractors	Owned
Black River Falls, WI	Civil	Owned
Fort Lauderdale, FL	Building	Leased
Orlando, FL	Specialty Contractors	Leased
Lakeview Terrace, CA	Specialty Contractors	Leased
Jessup, MD	Civil	Owned
Philadelphia, PA	Building	Leased
Irvine, CA	Building	Owned
Las Vegas, NV	Specialty Contractors	Leased
Jamaica, NY	Specialty Contractors	Leased
Rosemount, MN	Civil	Owned

Equipment Yards	Business Segment(s)	Owned or Leased by Tutor Perini
Fontana, CA	Civil	Leased
Stockton, CA	Building	Owned
Folcroft, PA	Building	Leased
Hilbert, WI	Civil	Leased
Long Island, NY	Specialty Contractors	Leased
Fort Lauderdale, FL	Specialty Contractors	Leased

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings are set forth in our financial statement schedules in Part IV, Item 15 of this Annual Report and are incorporated herein by reference. See Note 8 — Contingencies and Commitments of Notes to Consolidated Financial Statements of Part IV, Item 15. Exhibits and Financial Statement Schedules.

ITEM 4. MINE SAFETY DISCLOSURES

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not act as the owner of any mines. However, we may be treated as acting as a mining operator as defined under the Mine Act because we are an independent contractor performing services or construction of such mine. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 Regulation S-K is included in Exhibit 95. For 2014, revenues from mine construction services were less than $100 million.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “TPC”. In 2009, we changed our name to Tutor Perini Corporation from Perini Corporation and accordingly changed our symbol from “PCR” to “TPC”. The quarterly market high and low sales prices for our common stock in 2014 and 2013 are summarized below:

	2014		2013
	High	Low	High	Low
Market Price Range per Common Share:
Quarter Ended
March 31	$30.04	$21.06	$19.38	$13.70
June 30	$32.11	$26.83	$19.28	$15.47
September 30	$32.51	$26.25	$21.53	$18.02
December 31	$29.25	$20.07	$26.44	$20.08

Holders

At February 20, 2015, there were 562 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners, based on the stockholders list maintained by our transfer agent.

Dividends

We currently have no future plans to pay cash dividends. Our revolving facility and senior unsecured notes also restrict us from making dividend payments. See Note 4 — Financial Commitments of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statements Schedules.

Securities Authorized for Issuance Under Equity Compensation Plans

For a description of our equity compensation plan, see Note 10 — Stock-Based Compensation of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

Issuer Purchases of Equity Securities

There were no repurchases by the Company of its equity securities during the three months ended December 31, 2014.

Issuance of Unregistered Securities

None.

Performance Graph

The performance graph required by this Item 5 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2014.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the independent auditors’ report thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K and in previously filed annual reports on Form 10-K of Tutor Perini Corporation. Backlog and new business awarded are not measures defined in accounting principles generally accepted in the United States (“U.S. GAAP”) and have not been derived from audited consolidated financial statements. In conjunction with our 2011 and 2014 reorganizations, we have restated comparative prior period information for the reorganized reportable segments in each of the revenue and backlog tabular disclosures below. We have also restated comparative prior period results to allocate intersegment eliminations of revenues into the applicable Civil or Building segments to which the Specialty Contractors segment has provided services.

	Year Ended December 31,
	2014	2013	2012	2011(1)	2010(2)
	(In thousands, except per share data)
OPERATING SUMMARY
Revenues:
Civil	$1,687,144	$1,441,416	$1,335,993	$985,245	$714,478
Building	1,503,837	1,551,979	1,592,441	1,928,612	2,371,872
Specialty Contractors	1,301,328	1,182,277	1,183,037	802,460	112,860
Total	4,492,309	4,175,672	4,111,471	3,716,317	3,199,210
Cost of Operations	3,986,867	3,708,768	3,696,339	3,320,976	2,861,362
Gross Profit	505,442	466,904	415,132	395,341	337,848
General and Administrative Expenses	263,752	263,082	260,369	226,965	165,536
Goodwill and Intangible Asset Impairment (3)	—	—	376,574	—	—
Income (Loss) From Construction Operations	241,690	203,822	(221,811)	168,376	172,312
Other (Expense) Income, Net	(9,536)	(18,575)	(1,857)	4,421	(2,280)
Interest Expense	(44,716)	(45,632)	(44,174)	(35,750)	(10,564)
Income (Loss) Before Income Taxes	187,438	139,615	(267,842)	137,047	159,468
(Provision) Benefit for Income Taxes	(79,502)	(52,319)	2,442	(50,899)	(55,968)
Net Income (Loss)	$107,936	$87,296	$(265,400)	$86,148	$103,500

Income (Loss) Available to Common Stockholders	$107,936	$87,296	$(265,400)	$86,148	$103,500

Earnings (Loss) Per Share of Common Stock:
Basic	$2.22	$1.82	$(5.59)	$1.82	$2.15
Diluted	$2.20	$1.80	$(5.59)	$1.80	$2.13

Cash Dividend Paid Per Common Share	$—	$—	$—	$—	$1.00
Book Value Per Common Share	$28.06	$25.76	$24.05	$29.58	$27.88

Weighted-Average Common Shares Outstanding:
Basic	48,562	47,851	47,470	47,226	48,111
Diluted	49,114	48,589	47,470	47,890	48,649

	Year Ended December 31,
	2014	2013	2012	2011 (1)	2010(2)
	(In thousands, except ratios)

FINANCIAL POSITION SUMMARY

Working Capital	$1,113,980	$787,434	$747,577	$556,800	$592,928

Current Ratio	1.82x	1.61x	1.61x	1.40x	1.61x

Debt	865,359	733,884	737,090	672,507	395,684

Stockholders’ Equity (3)	1,365,505	1,247,535	1,143,864	1,399,827	1,312,994

Ratio of Debt to Equity	0.63x	.59x	.64x	.48x	.30x

Total Assets	$3,773,315	$3,397,438	$3,296,410	$3,613,127	$2,779,220

OTHER DATA

Backlog at Year End (4)	$7,831,725	$6,954,287	$5,603,624	$6,108,277	$4,284,290

New Business Awarded (5)	$5,369,747	$5,526,335	$3,606,818	$5,540,304	$3,173,309

______________

(1)	Includes the results of Fisk, Anderson, Frontier-Kemper, Lunda, WDF, Five Star Electric, Nagelbush and Becho as each was acquired during 2011.
(2)	Includes the results of Superior Gunite, acquired November 1, 2010.
(3)

Represents goodwill and intangible assets impairment charge of $376.6 million in 2012. See Note 3 Goodwill and other Intangible Assets of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our construction business is conducted through three basic segments or operations: Civil, Building, and Specialty Contractors. Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems, and water management and wastewater treatment facilities, primarily in the western, midwestern, northeastern and mid-Atlantic United States. Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets. Our Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems, and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others.

The contracting and management services that we provide consist of general contracting, pre-construction planning and comprehensive management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical and mechanical, plumbing, and HVAC. We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts. In our ordinary course of business, we enter into arrangements with other contractors, referred to as “joint ventures,” for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Generally, each joint venture participant is fully liable for the obligations of the joint venture.

We believe our leadership position as the contractor of choice for large, complex civil and building projects will support our long-term backlog growth. We have continued to experience increased contributions from our Civil segment consistent with our focus on obtaining higher-margin public works projects. We expect to continue to leverage our increased self-performance and schedule control capabilities to obtain additional large-scale Civil and Building awards. Our strong self-performance capabilities represent a unique competitive advantage. By self-performing certain specialized components of our projects when possible, we are able to capture profits that would otherwise be recognized by other contractors. We continue to capitalize on our leadership position as evidenced by our December 31, 2014 contract backlog of $7.8 billion, an increase of $0.8 billion from $7.0 billion as of December 31, 2013. In 2014, we received several significant new awards (discussed below, under Backlog Analysis for 2014) and we continue to have a large volume of pending awards, including several additional phases of the Hudson Yards development project in New York and several mixed-use, hospitality and gaming, educational, and retail building development projects primarily on the East Coast and in the southern U.S.

During 2014, we experienced a high level of bidding activity, which subsequently translated into several large Civil and Building contracts, including two major mass transit projects in New York awarded in the first quarter, a large multi-unit residential tower project in Florida awarded in the second quarter, and a runway reconstruction project in New York and a healthcare facility project in California, both awarded in the third quarter. In addition, our work on the Hudson Yards project increased significantly in 2014, including continued activity on construction of the South Tower (Tower C), as well as substantial work on the Amtrak Tunnel and the platform over the eastern rail yard which will serve as the foundation for future towers at the site. Additional phases of the Hudson Yards project are expected to be awarded over the next one to two years. Several of our recently awarded large Civil projects have contract durations of approximately four to five years, and our larger recently awarded Building projects have contract durations of two to three years. Accordingly, we expect to realize the benefits of these projects over the next several years. Typically, in later stages of our projects, productivity increases are realized and claims and unapproved change orders, if any, are resolved. When projects are in later stages of completion, these changes may result in more significant impacts to profitability.

The following table sets forth our consolidated results of operations:

	Consolidated Results of Operations			% Change
	Year ended December 31,			Favorable (Unfavorable)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands)
Revenues	$4,492,309	$4,175,672	$4,111,471	7.6%	1.6%
Cost of operations	3,986,867	3,708,768	3,696,339	(7.5)%	(0.3)%
Gross profit	505,442	466,904	415,132	8.3%	12.5%
General and administrative expenses	263,752	263,082	260,369	(0.3)%	(1.0)%
Goodwill and intangible asset impairment	—	—	376,574	—	100.0%
Income (loss) from construction operations	241,690	203,822	(221,811)	18.6%	191.9%
Other (expense) income, net	(9,536)	(18,575)	(1,857)	48.7%	(900.3)%
Interest expense	(44,716)	(45,632)	(44,174)	2.0%	(3.3)%
Income (loss) before income taxes	187,438	139,615	(267,842)	34.3%	152.1%
(Provision) benefit for income taxes	(79,502)	(52,319)	2,442	52.0%	(2,242.5)%
Net income (loss)	$107,936	$87,296	$(265,400)	23.6%	132.9%

	Consolidated Results of Operations
	Year Ended December 31,
	2014	2013	2012
	(As a percentage of Revenues)
Revenues	100.0%	100.0%	100.0%
Cost of operations	88.7%	88.8%	89.9%
Gross profit	11.3%	11.2%	10.1%
General and administrative expenses	5.9%	6.3%	6.3%
Goodwill and intangible asset impairment	0.0%	0.0%	9.2%
Income (loss) from construction operations	5.4%	4.9%	(5.4)%
Other (expense) income, net	(0.2)%	(0.4)%	0.0%
Interest expense	(1.0)%	(1.1)%	(1.1)%
Income (loss) before income taxes	4.2%	3.4%	(6.5)%
(Provision) benefit for income taxes	(1.8)%	(1.3)%	0.0%
Net income (loss)	2.4%	2.1%	(6.5)%

Revenues were $4.5 billion in 2014, compared to $4.2 billion in 2013 and $4.1 billion in 2012. Income from construction operations was $241.7 million in 2014, compared to $203.8 million in 2013 and a loss from construction operations of $221.8 million in 2012. In 2012, our loss from construction operations of $221.8 million was materially impacted by a $376.6 million goodwill and intangible asset impairment charge ($326.4 million after-tax), due primarily to a deterioration in broader market conditions, degradation in the timing of projected cash flows used to derive the fair value, and a sustained decrease in the Company’s stock price, causing its market capitalization to be substantially less than its carrying value. See additional discussion under Critical Accounting Policies below. Net income was $107.9 million in 2014,  compared to a net income of $87.3 million in 2013 and net loss of $265.4 million in 2012. Basic and diluted earnings per share were $2.22 and $2.20, respectively, in 2014, compared to basic and diluted earnings per share of $1.82 and $1.80, respectively, in 2013, and basic and diluted loss per share of $5.59 and $5.59, respectively, in 2012. On an adjusted basis, net income and diluted earnings per share in 2012 were $70.3 million and $1.46, respectively, excluding the $326.4 million after-tax goodwill and intangible asset impairment charge, a $3.0 million after-tax litigation provision relating to an adverse court decision, $3.6 million in discrete tax expense adjustments, and a $2.7 million pre-tax loss on the sale of certain Auction Rate Securities (“ARS”). Net income and diluted earnings per share excluding these adjustments are non-U.S. GAAP financial measures, which are discussed below and are reconciled to the most directly comparable U.S. GAAP measures.

Revenues increased by $316.6 million, or 7.6%,  during 2014.  This increase was due primarily to increased activity on projects at Hudson Yards in New York, certain electrical and mechanical projects on the East Coast, certain mass transit projects in California and New York, and certain bridge projects in the Midwest and New York. The increase was partially offset by decreased activity on hospitality and gaming projects in various states, healthcare projects in California, and tunnel projects on the West Coast.

Income from construction operations increased by $37.9 million,  or 18.6%,  during 2014.  This increase was due primarily to the revenue increase discussed above and net favorable adjustments to anticipated recoveries associated with two legal rulings issued in the second quarter of 2014.

Other expense (income), net, was an expense of $9.5 million in 2014, a decrease of $9.1 million compared to an expense of $18.6 million in 2013. This decrease was primarily driven by decreases in contingent consideration retated to past business acquisition expenses.

Interest expense decreased by $0.9 million during 2014. This decrease was primarily driven by lower interest rates, offset by an increased level of borrowings.

The provision for income taxes increased by $27.2 million during 2014. This increase was primarily driven by increased net income and increased activity in certain higher-tax jurisdictions.

At December 31, 2014, we had working capital of $1.1 billion, a ratio of current assets to current liabilities of 1.82, and a ratio of debt to equity of 0.63  compared to working capital of $0.8 billion, a ratio of current assets to current liabilities of 1.61, and a ratio of debt to equity of 0.59 at December 31, 2013. Our stockholders’ equity increased to $1.4 billion as of December 31, 2014 from $1.2 billion as of December 31, 2013.

Non-U.S. GAAP Measures

Our consolidated financial statements are presented based on U.S. GAAP. We sometimes use non-U.S. GAAP measures of income from operations, net income, earnings per share and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. We are providing these non-U.S. GAAP measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. For these reasons, management believes these non-U.S. GAAP measures can be useful operating performance measures to be considered by investors, prospective investors and others. These non-U.S. GAAP measures are not intended to replace the presentation of our financial results in accordance with U.S. GAAP, and they may not be comparable to other similarly titled measures of other companies.

The following table is a reconciliation of reported income (loss) from construction operations, net income (loss), and diluted earnings (loss) per share under U.S. GAAP to income from operations, net income and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012, excluding discrete items. For the year ended December 31, 2012, included in discrete items is the impact of the following one-time expenses (benefits): (i) a $326.4 million after-tax impairment charge, (ii) a $3.0 million after-tax litigation provision relating to an adverse court decision, (iii) $3.6 million of discrete tax expense items related to an increase in unrecognized tax benefits and an adjustment, both associated with certain stock-based compensation items identified during the first quarter of 2012, and (iv) a $2.7 million realized loss on the sale of ARS in the first quarter of 2012.

	Year ended December 31,
(in thousands, except per share data)	2014	2013	2012

Reported net income (loss)	$107,936	$87,296	$(265,400)
Plus: Impairment charge	—	—	376,574
Less: Tax benefit provided on impairment charge	—	—	(50,158)
Plus: Litigation provision less tax benefit	—	—	2,980
Plus: Realized loss on sale of investments	—	—	2,699
Plus: Discrete tax adjustments	—	—	3,649
Net income, excluding discrete items	$107,936	$87,296	$70,344

Reported diluted income (loss) per common share	$2.20	$1.80	$(5.59)
Plus: Impairment charge, net of tax benefit	—	—	6.85
Plus: Litigation provision less tax benefit	—	—	0.06
Plus: Realized loss on sale of investments	—	—	0.06
Plus: Discrete tax adjustments	—	—	0.08
Diluted earnings per common share,
excluding discrete items	$2.20	$1.80	$1.46

Backlog Analysis for 2014

Our backlog of uncompleted construction work at December 31, 2014 was approximately $7.8 billion compared to $7.0 billion at December 31, 2013. During 2014,  we booked a number of pending awards into backlog across each of our business segments and had significant net favorable adjustments to existing contracts. Significant new award bookings during 2014 included two mass transit projects in New York collectively valued at $844 million; a $255 million multi-unit residential tower project in Florida; a $243 million runway reconstruction project in New York; two hospitality and gaming projects in Mississippi and California collectively valued at $225 million; a $211 million healthcare facility project in California; three bridge projects in Wisconsin and Minnesota collectively valued at $181 million; a $120 million retail development project in California; and a $113 million technology building project in California. As a result of these and other new awards and adjustments to existing contracts, we experienced strong backlog growth in our Building and Specialty Contractors segments. Our Civil segment’s backlog was flat for the year despite several large new awards, as a result of the segment’s strong revenue performance in 2014. We estimate that approximately $3.7 billion, or 47.8% of our backlog at December 31, 2014 will be recognized as revenue in 2015.

In addition to our existing backlog, we continue to have a significant volume of pending contract awards, including up to $2.3 billion in the total construction value of various future phases of the Hudson Yards project, and various other contracts. We anticipate booking many of our pending awards into backlog over the next several quarters, and future phases of the Hudson Yards project over the next several years, as the contracts for these various projects are executed. We continue tracking several large-scale civil and building prospects for both public and private sector customers as we further leverage our self-performance and schedule control capabilities.

The following table provides an analysis of our backlog by business segment for the year ended December 31, 2014.

	Backlog at	New Business	Revenues	Backlog at
	December 31, 2013	Awarded (1)	Recognized	December 31, 2014
	(in millions)
Civil	$3,538.1	$1,712.2	$(1,687.1)	$3,563.2
Building	1,755.1	1,936.6	(1,503.9)	2,187.8
Specialty Contractors	1,661.1	1,720.9	(1,301.3)	2,080.7
Total	$6,954.3	$5,369.7	$(4,492.3)	$7,831.7

______________

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

Use of and Changes in Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our construction business involves making significant estimates and assumptions in the normal course of business relating to our contracts and our joint venture contracts due to, among other things, the one-of-a-kind nature of most of our projects, the long-term duration of our contract cycle and the type of contract utilized. Therefore, management believes that the “Method of Accounting for Contracts” is the most important and critical accounting policy. The most significant estimates with regard to these financial statements relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts (see Note 1 — Description of Business and Summary of Significant Accounting Policies, under the section entitled (d) Use of and Changes in Estimates of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules) and estimating potential liabilities in conjunction with certain contingencies, including the outcome of pending or future litigation, arbitration or other dispute resolution proceedings relating to contract claims (see Note 8  —  Contingencies and Commitments of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules). Actual results could differ from these estimates and such differences could be material.

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

During the year ended December 31, 2014, our results of operations were impacted by $27.9 million because of changes in the estimated recoveries on two Civil segment projects driven by changes in cost recovery assumptions based on certain legal rulings issued during the second quarter of 2014, as well as a final settlement agreement regarding a Building segment project reached with our customer during the fourth quarter of 2014, which resulted in a $11.4 million increase in the estimated recovery projected for that project. With respect to the two Civil segment projects, during 2014 there was a $25.9 million favorable increase and a $9.4 million unfavorable decrease. These changes in estimates altogether resulted in an increase of $27.9 million in income from construction operations, $16.0 million in net income, and $0.33 in diluted earnings per common share during 2014.

During the year ended December 31, 2013, our results of operations were impacted by a $13.8 million increase in the estimated recovery projected for a Building segment project due to changes in facts and circumstances that occurred during 2013. This change in estimate resulted in an increase of $13.8 million in income from construction operations, $8.6 million in net income, and $0.18 in diluted earnings per common share during 2013.

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

Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method. Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over contract billings to date. Costs and estimated earnings in excess of billings results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. For unapproved change orders or claims that cannot be resolved in accordance with the normal change order process as defined in the contract, we may employ other dispute resolution methods, including mediation, binding and non-binding arbitration, or litigation. See Item 3. Legal Proceedings and Note 8 - Contingencies and Commitments of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial

Statement Schedules. The prerequisite for billing unapproved change orders and claims is the final resolution and agreement between the parties. Costs and estimated earnings in excess of billings related to our contracts and joint venture contracts at December 31, 2014 is discussed above under “Use of and Changes in Estimates” and in Note 1 — Description of Business and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules.

Impairment of Goodwill and Other Intangible Assets - Intangible assets with finite lives are amortized over their useful lives. Construction contract backlog is amortized on a weighted-average basis over the corresponding contract period. Customer relationships and certain trade names are amortized on a straight-line basis over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. We evaluate intangible assets that are not being amortized at the end of each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

Impairment assessment inherently involves management judgments as to the assumptions used for projections and to evaluate the impact of market conditions on those assumptions. The key assumptions that we use to estimate the fair value of our reporting units under the income-based approach are as follows:

•	Weighted-average cost of capital used to discount the projected cash flows;
•	Cash flows generated from existing and new work awards; and
•	Projected operating margins.

Weighted-average cost of capital rates used to discount the projected cash flows are developed via the capital asset pricing model which is primarily based upon market inputs. We use discount rates that management feels are an accurate reflection of the risks associated with the forecasted cash flows of our respective reporting units.

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

Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit. Such changes in assumptions could be caused by:

•	Terminations, suspensions, reductions in scope or delays in the start-up of the revenues and cash flows from backlog as well as the prospective work we track;
•	Reductions in available government, state and local agencies and non-residential private industry funding and spending;
•	Our ability to effectively compete for new work and maintain and grow market penetration in the regions that the Company operates in;
•	Our ability to successfully control costs, work schedule, and project delivery; or
•	Broader market conditions, including stock market volatility in the construction industry and its impact on the weighted- average cost of capital assumption.

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

As of December 31, 2014, we have concluded that we do not have an impairment of our goodwill or our indefinite-lived intangible assets and that the estimated fair value of each reporting unit exceeds its carrying value. See Note 3 — Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedule for additional goodwill disclosure.

At December 31, 2013, the carrying value of our investment in auction rate securities (“ARS”) approximated fair value.

On April 30, 2014, the Company sold its ARS for $44.5 million.  At December 31, 2013 the Company had $46.3 million invested in these ARS which the Company considered as available-for-sale long-term investments. The long-term investments in ARS held by the Company at December 31, 2013 were in securities collateralized by student loan portfolios. At both March 31, 2014 and December 31, 2013, most of the Company’s ARS were rated AA+ and approximated fair value.

The contingent consideration involved in the purchases of several of our recently acquired entities is also measured at fair value utilizing unobservable (Level 3) inputs. We estimate these fair values utilizing an income approach which is based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate. See Note 2 — Fair Value Measurements of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules for more information on our investment in ARS and contingent consideration.

Share-based Compensation - We have granted restricted stock units and stock options to certain employees and non- employee directors. We recognize share-based compensation expense net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award (which corresponds to the vesting period). Determining the appropriate fair value model and calculating the fair value of stock option awards requires the input of highly subjective assumptions, including the expected life of the stock option awards and the expected volatility of our stock price over the life of the awards. We used the Black-Scholes-Merton option pricing model to value our stock option awards, and utilized the historical volatility of our common stock as a reasonable estimate of the future volatility of our common stock over the expected life of the awards. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change which require the use of different assumptions, share-based compensation expense could be materially different in the future. In addition, if the actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what has been recorded through December 31, 2014.

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

Accounting for Income Taxes — Information relating to our provision for income taxes and the status of our deferred tax assets and liabilities is presented in Note 5 - Income Taxes of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules. A key assumption in the determination of our book tax provision is the amount of the valuation allowance, if any, required to reduce the related deferred tax assets. The net deferred tax assets reflect management’s estimate of the amount which will, more likely than not, reduce future taxable income.

Our accounting policy requires us to identify and review potential tax uncertainties for tax positions taken or expected to be taken in a tax return and determine whether the exposure to those uncertainties have a material impact on our results of operations or financial condition as of December 31, 2014.

Defined Benefit Retirement Plan — The status of our defined benefit pension plan obligations, related plan assets and cost is presented in Note 7 - Employee Benefit Plans of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules. Plan obligations and annual pension expense are determined by actuaries using a number of key assumptions which include, among other things, the discount rate and the estimated future return on plan assets. The discount rate of 4.47% used for purposes of computing the 2014 annual pension expense was determined at the beginning of the calendar year based upon an analysis performed by our actuaries which matches the cash flows of our plan’s projected liabilities to bond investments of similar amounts and durations. We plan to change the discount rate used for computing the 2015 annual pension expense to 3.75% based upon a similar analysis by our actuaries.

The estimated return on plan assets is primarily based on historical long-term returns of equity and fixed income markets according to our targeted allocation of plan assets 90% equity, 5% fixed income and 5% cash. We plan to use a return on asset rate of 6.75% in 2015 based on projected equity performance compared to long-term historical averages.

The plans’ benefit obligations exceeded the fair value of plan assets on December 31, 2014 and 2013 by $35 million and $22.6 million, respectively. Accordingly, we recorded adjustments to our pension liability with an offset to accumulated other comprehensive income (loss), a component of stockholders’ equity.

Effective June 1, 2004, all benefit accruals under our pension plan were frozen; however, the vested benefit was preserved. We anticipate that pension expense will increase from $3.7 million in 2014 to $4.9 million in 2015. Cash contributions to our defined benefit pension plan are anticipated to be approximately $2.3 million in 2015. Cash contributions may vary significantly in the future depending upon asset performance and the interest rate environment.

Results of Operations -

2014 Compared to 2013

Revenues

The following table summarizes our revenues by business segment.

	Revenues for the
	Year ended December 31,
(dollars in millions)	2014	2013	$ Change	% Change
Civil	$1,687.1	$1,441.4	$245.7	17.0%
Building	1,503.8	1,552.0	(48.2)	(3.1)%
Specialty Contractors	1,301.4	1,182.3	119.1	10.1%
Total Revenues	$4,492.3	$4,175.7	$316.6	7.6%

Civil Segment

Civil segment revenues were $1,687.1 million in 2014,  increase of $245.7 million, or 17%, compared to $1,441.4 million in 2013. The increase in revenues was due primarily to increased activity on civil projects at Hudson Yards in New York, certain mass transit projects in California and New York, certain bridge projects in the Midwest and New York, and a runway reconstruction project in New York. The increase was partially offset by decreased activity on certain tunnel projects on the West Coast, certain highway projects on the East Coast, and an airport parking apron project in Guam.

Building Segment

Building segment revenues were $1,503.8 million in 2014, a decrease of $48.2 million, or 3.1%, compared to $1,552.0 million in 2013. The decrease was due primarily to decreased activity on hospitality and gaming projects in California, Arizona, Nevada, Louisiana, and Pennsylvania, healthcare projects in California, and a containerized housing project in Iraq. The decrease was partially offset by increased activity on certain mixed-use facility projects in New York (including Hudson Yards), California, and Louisiana, and an industrial project in California.

Specialty Contractors Segment

Specialty Contractors segment revenues were $1,301.4 million in 2014, an increase of $119.1 million, or 10.1%, compared to $1,182.3 million in 2013. The increase was due primarily to increased activity on various mechanical projects on the East Coast, two signal system modernization projects in New York, and various electrical projects in the southern U.S. The increase was partially offset by Hurricane Sandy-related projects performed in 2013.

Income from Construction Operations

The following table summarizes our income (loss) from construction operations by business segment:

	Income (Loss) from Construction Operations
	and Operating Margins for the
	Year ended December 31,				Change in
	2014		2013		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$220.6	13.1%	$177.7	12.3%	$42.9	24.1%	0.8%
Building	24.7	1.6%	24.5	1.6%	0.2	0.8%	—%
Specialty Contractors	51.0	3.9%	49.0	4.1%	2.0	4.1%	(0.2)%
	296.3	6.6%	251.2	6.0%	45.1	18.0%	0.6%
Corporate	(54.6)	(1.1)%	(47.4)	(1.1)%	(7.2)	15.2%	—%
Income from construction operations	241.7	5.4%	203.8	4.9%	37.9	18.6%	0.5%

The following discussion of income (loss) from construction operations for the years ended December 31, 2014 and 2013 has been prepared to compare operating results of each segment between the two fiscal years.

Civil Segment

Civil segment income from construction operations was $220.6 million in 2014,  an increase of $42.9 million, or 24.1%,  compared to $177.7 million in 2013. The increase was due primarily to the volume changes discussed above under Revenues and net favorable adjustments to anticipated recoveries associated with two legal rulings issued in the second quarter of 2014. The increase was partially offset by reduced activity on certain higher-margin projects.

Civil segment operating margin increased from 12.3% in 2013 to 13.1% in 2014 due primarily to the reasons discussed above.

Building Segment

Building segment income from construction operations was $24.7 million in 2014,  an increase of $0.2 million, or 0.8%, compared to $24.5 million in 2013. The increase  was due primarily to the volume changes discussed above under Revenues and a decrease in general and administrative expenses in 2014 due primarily to increased staff utilization.

Building segment operating margins remained stable: 1.6% in 2013 and 1.6% in 2014.

Specialty Contractors Segment

Specialty Contractors segment income from construction operations was $51.0 million in 2014,  an increase of $2.0 million, or 4.1%,  compared to $49.0 million in 2013. The increase was due primarily to the volume changes discussed above under Revenues  and improved financial performance in two of our Specialty Contractors business units. The increase was partially offset by a settlement related to a large hospitality and gaming electrical subcontract recorded in the second quarter of 2013.

Specialty Contractors segment operating margin declined from 4.1% in 2013 to 3.9% in 2014 due primarily to lower-than-expected profitability from our mechanical business unit in New York.

Corporate

Corporate general and administrative expenses were $54.6 million in 2014,  an increase of $7.2 million, or 15.2%, compared to $47.4 million in 2013. The increase was due primarily to increased performance-based incentive compensation expense.

Other Income (Expense), Interest Expense and Provision (Benefit) for Income Taxes

	Year Ended December 31,
(dollars in millions)	2014	2013	$ Change	% Change
Other Income (Expense), net	$(9.5)	$(18.6)	$9.1	(48.9)%
Interest Expense	44.7	45.6	(0.9)	(2.0)%
Provision for Income Taxes	79.5	52.3	27.2	52.0%

Other income (expense), net, decreased by $9.1 million, or 48.9%,  during 2014 compared to 2013 due primarily to decreases in contingent consideration retated to past business acquisitions.

Interest expense decreased by $0.9 million, or 2.0%,  during 2014 compared to 2013 due primarily to lower interest rates, offset by an increased level of borrowings.

The provision for income taxes was $79.5 million during 2014 compared to $52.3 million during 2013. The increase was due primarily to increased net income and increased activity in certain higher-tax jurisdictions.

Results of Operations -

2013 Compared to 2012

During the first quarter of 2014, we completed a reorganization which resulted in the elimination of the Management Services reporting unit and reportable segment. The Management Services reporting unit formerly consisted of the following subsidiary companies: Black Construction and Perini Management Services. The reorganization was completed due to changes in volume of business resulting in a change in organizational structure as the unit no longer met the criteria set forth in FASB ASC Topic 280, “Segment Reporting”. The following information has been restated as required by U.S. GAAP  to include the affected subsidiary companies in the Civil and Building segments and remove the Management Services segment accordingly .

Revenues

The following table summarizes our revenues by segment.

	Revenues for the
	Year ended December 31,
(dollars in millions)	2013	2012	$ Change	% Change
Civil	$1,441.4	$1,336.0	$105.4	7.9%
Building	1,552.0	1,592.5	(40.5)	(2.5)%
Specialty Contractors	1,182.3	1,183.0	(0.7)	(0.1)%
Total Revenues	$4,175.7	$4,111.5	$64.2	1.6%

Civil Segment

Civil segment revenues were $1,441.4 million in 2013, an increase of $105.4 million, or 7.9%, compared to $1,336.0 million in 2012. The increase was due primarily to the start-up of civil projects at Hudson Yards in New York and certain rail transportation projects in California, as well as increased activity on pipeline projects in the Midwest, a large tunnel project in Washington, an airport runway expansion project in Florida, and an aircraft parking apron project in Guam. The increase was partially offset by the substantial completion of a bridge rehabilitation project in New York, reduced activity on a large tunnel project in California, and several smaller civil and mining projects in the Midwest and on the East Coast.

Building Segment

Building segment revenues were $1,552.0 million in 2013, consistent with $1,592.5 million in 2012. The Building segment experienced increased activity on hospitality and gaming projects in California, Arizona and Nevada, courthouse projects in California and Florida, the Hudson Yards project in New York, and a containerized housing project in Iraq. These increases were offset by reduced activity on several building projects in the southern U.S. in 2013 and reduced activity on several large healthcare projects in California.

Specialty Contractors Segment

Specialty Contractors segment revenues were $1,182.3 million in 2013, consistent with $1,183.0 million in 2012. The Specialty Contractors segment experienced increased activity on various electrical projects on the West Coast and in the southern U.S., and on work performed in New York in connection with damage caused by Hurricane Sandy. These increases were offset by reduced activity on several electrical and mechanical projects in New York and on various smaller concrete placement projects on the east and west coasts.

Income (Loss) from Construction Operations

The following table summarizes our income (loss) from construction operations by business segment:

	Income (Loss) from Construction Operations
	and Operating Margins before
	Impairment Charges
	Year ended December 31,				Change in
	2013		2012		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$177.7	12.3%	$118.7	8.9%	$59.0	49.7%	3.4%
Building	24.5	1.6%	2.1	0.1%	22.4	1,066.7%	1.5%
Specialty Contractors	49.0	4.1%	79.1	6.7%	(30.1)	(38.1)%	(2.6)%
	251.2	6.0%	199.9	4.9%	51.3	25.7%	1.1%
Corporate	(47.4)	(1.1)%	(45.1)	(1.1)%	(2.3)	5.1%	—%

Income from construction operations before impairment charges	203.8	4.9%	154.8	3.8%	49.0	31.6%	1.1%

Goodwill and intangible asset impairment:
Civil	—		82.5
Building	—		282.6
Specialty Contractors	—		11.5
	—		376.6
Income (loss) from construction operations	$203.8		$(221.8)

Civil Segment

Civil segment income from construction operations was $177.7 million in 2013, an increase of $59.0 million, or 49.7%,  compared to $118.7 million in 2012. The increase was due primarily to the increase in volume discussed above under Revenues and favorable productivity on an aircraft parking apron project in Guam.

Civil segment operating margin increased from 8.9% in 2012 to 12.3% in 2013 due primarily to an increased mix of higher-margin civil projects in certain parts of the U.S.

Building Segment

Building segment income from construction operations was $24.5 million in 2013, an increase of $22.4 million, or 1066.7%,   compared to an income of $2.1 million in 2012. The increase was due primarily to the volume changes discussed above under Revenues, an increase in estimated recoveries on a certain large hospitality and gaming project in Nevada, certain unrecoverable costs incurred in 2012 related to an educational facility in Alabama, and a decrease in general and administrative expenses in 2013 due primarily to staffing reductions and increased staff utilization. Building segment operating margin increased from 0.1% in 2012 to 1.6% in 2013 due primarily to the reasons discussed above.

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

Other Income (Expense), Interest Expense and Provision (Benefit) for Income Taxes

	Year Ended December 31,
(dollars in millions)	2013	2012	$ Change	% Change
Other Income (Expense), net	$(18.6)	$(1.9)	$(16.7)	(878.9)%
Interest Expense	45.6	44.2	1.4	3.2%
Provision (Benefit) for Income Taxes	52.3	(2.4)	54.7	2,279.2%

Other income (expense), net, increased by $16.7 million, or 878.9%, during 2013 compared to 2012 due primarily to a net increase in certain business acquisition-related expenses in 2013.

Interest expense increased by $1.4 million, or 3.2%, during 2013 compared to 2012 due primarily to additional borrowings on our revolving line of credit.

The provision for income taxes was $52.3 million during 2013 compared to a  benefit of $2.4 million during 2012. The effective income rate increased from 0.9% in 2012 to 37.5% in 2013 was due primarily to the $376.6 million impairment charge in the second quarter of 2012 and discrete items. The income tax expense for 2013 include discrete items of $(1.1) million related mainly to favorable federal and state audit settlements, and $0.9 million related to 2012 return true-up adjustments, compared to $3.6 million for 2012 related mainly to stock-based compensation items.

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

At December 31, 2014 and 2013, cash held by us and available for general corporate purposes was $40.8 million and $36.6 million, respectively. Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $94.7 million and $83.3 million, at December 31, 2014 and 2013, respectively, and our restricted cash was $44.4 million and $42.6 million, at December 31, 2014 and 2013, respectively.

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

A summary of cash flows for each of fiscal years 2014,  2013, and 2012 is set forth below:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash flows provided (used) by:
Operating activities	$(56.7)	$50.7	$(67.9)
Investing activities	(27.0)	(43.6)	(16.8)
Financing activities	99.3	(55.2)	48.5
Net increase (decrease) in cash	15.6	(48.1)	(36.2)
Cash at beginning of year	119.9	168.0	204.2
Cash at end of year	$135.5	$119.9	$168.0

During 2014, we used $56.7 million in cash from operating activities due primarily to the timing of collections in the Specialty and Building segments and cash payments for interest on our outstanding debt and income taxes. We used $27.0 million in cash from investing activities due primarily to the purchase of construction equipment of $75.0 million offset by the proceeds from the sale of our ARS of $44.5 million, and proceeds from the sale of construction equipment of $5.3 million. We received $99.3 million in cash from financing activities, due primarily to borrowings under our revolving facility offset by cash used for scheduled debt repayments and business acquisition related payments.

During 2013, we generated $50.7 million in cash from operating activities, due primarily to net income earned and payments received related to the CityCenter matter, offset by cash paid for interest and taxes and payments related to the Brightwater matter. See Note 8 — Contingencies and Commitments of Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules for more information on Brightwater and CityCenter. We used $43.6 million in cash from investing activities, due primarily to the purchase of construction equipment of $42.4 million. We used $55.2 million in cash from financing activities, due primarily to net debt repayments of $23.5 million and business acquisition related payments of $31.0 million.

During 2012, we used $67.9 million in cash to fund operating activities, due primarily to the timing of collections in the Building segment and cash payments for interest on our outstanding debt and income taxes. We used $16.8 million in cash from investing activities, due primarily to purchase construction equipment, offset by the proceeds from the sales of several of our ARS and construction equipment. We received $48.5 million in cash from financing activities, due primarily to borrowings under our revolving facility offset by cash used for scheduled debt repayments and business acquisition related payments.

At December 31, 2014, we had working capital of $1.1 billion, a ratio of current assets to current liabilities of 1.82, and a ratio of debt to equity of 0.63 compared to working capital of $0.8 billion, a ratio of current assets to current liabilities of 1.61 and a ratio of debt to equity of 0.59 at December 31, 2013. Our stockholders’ equity increased to $1.4 billion as of December 31, 2014, compared to $1.2 billion as of December 31, 2013. At December 31, 2014, we were in compliance with the covenants under our credit agreement.

Off-Balance Sheet Arrangements

Except for one immaterial variable interest entity, we do not have financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The one variable interest entity in which we participate does not pose off-balance sheet arrangements or increased risk due to our participation. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise from such relationships.

Debt

Debt was $865.4 million at December 31, 2014, an increase of $131.5 million from $733.9 million at December 31, 2013,  due primarily to the net increase of $127.5 million in borrowings on our term loan partially offset by a $5.0 million decrease in our revolving credit facility. We utilized the revolving facility for outstanding letters of credit in the amount of $1.0 million. Accordingly, at December 31, 2014, we had $169.0 million available to borrow under our credit agreement.

Excluding the outstanding borrowings of $130.0 million on our revolving line of credit, unsecured senior notes of $298.8 million and our $250 million term loan (which had been paid down to $242.5 million as of December 31, 2014), the remaining balance of $194.1 million of our outstanding debt is generally secured by the underlying assets. Our debt to equity ratio was 0.63 to 1.00 as of December 31, 2014 compared to 0.59 to 1.00 as of December 31, 2013.

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

On June 5, 2014, we entered into a Sixth Amended and Restated Credit Agreement, (the “Credit Facility”) restructuring our former $300 million revolving credit facility and $200 million Term Loan. All outstanding amounts under the Fifth Amended and Restated Credit Agreement were repaid in full using proceeds of the Credit Facility. The new agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility") and a $250 million term loan (the “Term Loan”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The Term Loan principal is to be repaid on a quarterly basis, with 6.0% of the original total outstanding principal repaid in year 1, 9.0% in year 2, 12.0% in year 3, 15.0% in year 4 and 13.5% in year 5 along with a balloon payment of the remaining 44.5% due at maturity. Borrowings under the Revolving Credit Facility bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Borrowings under the Term Loan bear interest based on LIBOR plus an applicable margin. Included in the Credit Facility is a special provision allowing an additional accordion provision, which we may opt to utilize at a future date to increase either the Revolving Credit Facility or establish one or more new term loan commitments, up to an aggregate amount not to exceed $300 million. The Credit Facility provides a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million. Both the Revolving Credit Facility and the Term Loan mature on June 5, 2019.

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

Substantially all of our subsidiaries unconditionally guarantee our obligations under the Credit Facility. The obligations under the Credit Facility are secured by a lien on all personal property of the Company and our subsidiaries party thereto. Any outstanding loans under the Revolving Facility and the Term Loan mature on June 5, 2019. The Term Loan balance was $242.5 million at December 31, 2014. The first quarterly term loan payment under the Credit Facility was due and paid on September 30, 2014. We were in compliance with the modified financial covenants under the Credit Facility for the period ended December 31, 2014.

We had $130.0 million of outstanding borrowings under our Revolving Facility as of December 31, 2014 and $135.0 million of outstanding borrowings under the former Revolving Facility as of December 31, 2013. The net change in borrowings under the Revolving Facility comprises all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows. We utilized the Revolving Facility for letters of credit in the amount of $1.0 million as of December 31, 2014 and $0.2 million under the former Revolving Facility as of December 31, 2013. Accordingly, at December 31, 2014, we had $169.0 million available to borrow under the Revolving Facility.

On August 26, 2011, we entered into a swap agreement (“Swap Agreement”) with Bank of America, N.A. to establish a long-term interest rate for the Term Loan discussed above. The Swap Agreement pertains to the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date in June 2016.. Amounts outstanding under the Swap Agreement will bear interest at a rate equal to, the Applicable Rate, as defined in the Amended Credit Agreement (based upon our consolidated leverage ratio) plus 97.5 basis points. The Swap Agreement includes quarterly installments of principal and monthly installments of interest payable through the maturity date.

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

The Senior Notes became redeemable, in whole or in part, on and at any time after November 1, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date.

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

Debt Agreements from Acquisitions

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

Collateralized Loans

During 2014 and 2013,  we entered into several equipment financing arrangements for our existing and recently acquired equipment fleets as discussed in more detail below. We attempted to take advantage of the opportunity to fix low interest rates for these fleets which have provided additional cash flows available for general corporate purposes.

During 2014, we obtained equipment financing totaling $46.5 million at fixed rates ranging from 2.12% to 2.69%, payable in equal monthly installments for forty-eight to sixty months.

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

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2014 are summarized in the following table:

	Payments Due by Period
	(In thousands)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt, excluding interest	$865,359	$73,184	$145,680	$486,245	$160,250
Interest payments on debt	223,436	44,357	78,083	40,701	60,295
Operating leases, net	98,930	22,286	31,213	15,781	29,650
Purchase obligations (a)	4,767	1,094	874	896	1,903
Acquisition-related liabilities	32,814	11,244	21,570	—	—
Unfunded pension liability	34,879	6,288	12,752	13,201	2,638
Insurance claim payable (b)	36,897	7,378	7,378	7,379	14,762
Other	10,205	1,727	1,502	6,976	—

Total contractual obligations	$1,307,287	$167,558	$299,052	$571,179	$269,498

______________

(a)	Purchase obligations consists primarily of software licensing and maintenance contracts.
(b)	The insurance claim payable represents expected insurance loss amounts to be received from the insurance carriers and to be paid in claims respectively.

Stockholders’ Equity

Our book value per common share was $28.06 at December 31, 2014, compared to $25.76 at December 31, 2013, and $24.05 at December 31, 2012. The major factors impacting stockholders’ equity during the three year period were the net income (loss) recorded in all three years; the annual amortization of stock compensation expense; common stock options exercised; and the excess income tax benefit attributable to stock-based compensation. Also, we were  required to adjust our accrued pension liability by a increase of  $13.9 million in 2014, an decrease of $18.7 million in 2013, an increase of  $1.7 million in 2012,  and a cumulative increase of  $59.3 million in prior years, with the offset to accumulated other comprehensive income (loss) which resulted in an aggregate $56.2 million  pretax accumulated other comprehensive loss reduction in stockholders’ equity at December 31, 2014 (see Note 7 — Employee Benefit Plans of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules). Adjustments to the amount of this accrued pension liability will be recorded in future years based upon periodic re-evaluation of the funded status of our pension plans.

Related Party Transactions

We are subject to certain related party transactions with our Chairman and Chief Executive Officer, Ronald N. Tutor, and Raymond R. Oneglia, the Vice Chairman of O&G Industries, Inc., one of our directors. A more detailed description of these transactions will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” in the definitive proxy statement in connection with our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which section is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates primarily relates to borrowings under our Amended Credit Agreement, our Term Loan, and our short-term and long-term investment portfolios. Our Revolving Facility is available for us to borrow, when needed, for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Facility and outstanding principal on our Term Loan bear interest at the applicable LIBOR or base rate, as defined, and therefore we are subject to fluctuations in interest rates. We borrowed on the revolving line of credit in 2014, 2013 and 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting - Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a—15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).  Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting for the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation

Sylmar, California

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of the fiscal year 2014.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TUTOR PERINI CORPORATION AND SUBSIDIARIES

(a)1.The following consolidated financial statements and supplementary financial information are filed as part of this Annual Report:

(a)2.All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in theConsolidated Financial Statements or in the Notes thereto.

(a)3.Exhibits

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 102 through 103.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Tutor Perini Corporation
(Registrant)

Dated: February 26, 2015	By:	/s/James A. Frost
James A. Frost
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature		Title	Date

•Principal Executive Officer Ronald N. Tutor		Chairman and Chief Executive Officer	February 26, 2015

By:	/s/Ronald N. Tutor
Ronald N. Tutor

• Principal Financial Officer
Michael J. Kershaw		Executive Vice President and Chief Financial Officer	February 26, 2015

By:	/s/Michael J. Kershaw
Michael J. Kershaw

• Principal Accounting Officer Ronald P. Marano II		Vice President and Chief Accounting Officer	February 26, 2015

By:	/s/Ronald P. Marano II
Ronald P. Marano II

• Directors

Ronald N. Tutor	)
Marilyn A. Alexander	)
Peter Arkley	)
James A. Frost	)
Sidney J. Feltenstein	)	/s/James A. Frost
Michael R. Klein	)	James A. Frost
Robert C. Lieber	)	Attorney in Fact
Dale A. Reiss
Raymond R. Oneglia	)
Donald D. Snyder	)
Dickran M. Tevrizian, Jr.	)	Dated: February 26, 2015

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash, including cash equivalents of $12,044 and $6,437	$135,583	119,923
Restricted cash	44,370	42,594
Accounts receivable, including retainage of $382,891 and $364,239	1,479,504	1,291,246
Costs and estimated earnings in excess of billings	726,402	573,248
Deferred income taxes	17,962	8,240
Other current assets	68,735	50,669
Total current assets	2,472,556	2,085,920

LONG-TERM INVESTMENTS	—	46,283

PROPERTY AND EQUIPMENT, at cost:
Land	41,307	41,307
Buildings and improvements	120,796	118,312
Construction equipment	426,379	370,452
Other equipment	159,148	151,847
	747,630	681,918
Less – Accumulated depreciation	220,028	183,793

Total property and equipment, net	527,602	498,125

GOODWILL	585,006	577,756

INTANGIBLE ASSETS, NET	100,254	113,740

OTHER ASSETS	87,897	75,614

Total assets	$3,773,315	3,397,438

The accompanying notes are an integral part of these consolidated financial statements.

	At December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$81,292	$114,658
Accounts payable, including retainage of $142,586 and $137,944	798,174	758,225
Billings in excess of costs and estimated earnings	319,296	267,586
Accrued expenses and other current liabilities	159,814	158,017
Total current liabilities	1,358,576	1,298,486

LONG-TERM DEBT, less current maturities	784,067	619,226

DEFERRED INCOME TAXES	150,371	114,333

OTHER LONG-TERM LIABILITIES	114,796	117,858

Total liabilities	2,407,810	2,149,903

CONTINGENCIES AND COMMITMENTS (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value:
Authorized – 1,000,000 shares
Issued and outstanding – none	—	—
Common stock, $1 par value:
Authorized – 75,000,000 shares
Issued and outstanding – 48,671,492 shares and 48,421,467 shares	48,671	48,421
Additional paid-in capital	1,025,941	1,007,918
Retained earnings	332,511	224,575
Accumulated other comprehensive loss	(41,618)	(33,379)
Total stockholders' equity	1,365,505	1,247,535

Total liabilities and stockholders' equity	$3,773,315	$3,397,438

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenues	$4,492,309	$4,175,672	$4,111,471

Cost of operations	3,986,867	3,708,768	3,696,339

Gross profit	505,442	466,904	415,132

General and administrative expenses	263,752	263,082	260,369

Goodwill and intangible asset impairment	—	—	376,574

INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	241,690	203,822	(221,811)

Other expense, net	(9,536)	(18,575)	(1,857)
Interest expense	(44,716)	(45,632)	(44,174)

Income (Loss) before income taxes	187,438	139,615	(267,842)

(Provision) benefit for income taxes	(79,502)	(52,319)	2,442

NET INCOME (LOSS)	$107,936	$87,296	$(265,400)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$2.22	$1.82	$(5.59)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$2.20	$1.80	$(5.59)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,562	47,851	47,470
Effect of dilutive stock options and restricted stock units	552	738	—
DILUTED	49,114	48,589	47,470

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2014	2013	2012
NET INCOME (LOSS)	$107,936	$87,296	$(265,400)

OTHER COMPREHENSIVE (LOSS) INCOME :
Change in pension benefit plans assets/liabilities *	(13,887)	18,675	(1,697)
Foreign currency translation	(1,086)	(1,212)	608
Change in fair value of investments	345	(744)	396
Change in fair value of interest rate swap	594	948	(1,659)
Realized loss on sale of investments recorded in net income (loss)	—	—	3,224
Other comprehensive (loss) income before taxes	(14,034)	17,667	872
INCOME TAX EXPENSE (BENEFIT):
Tax adjustment on minimum pension liability *	(5,732)	7,765	(87)
Foreign currency translation	(448)	(474)	226
Change in fair value of investments	141	(189)	158
Change in fair value of interest rate swap	245	370	(685)
Realized loss on sale of investments recorded in net income (loss)	—	—	1,219
Income tax expense	(5,794)	7,472	831
NET OTHER COMPREHENSIVE (LOSS) INCOME	(8,240)	10,195	41

TOTAL COMPREHENSIVE INCOME (LOSS)	$99,696	$97,491	$(265,359)

*See discussion under Defined Benefit Pension Plan in Note 7  — Employee Benefit Plans.

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2011	$47,329	$993,434	$402,679	$(43,615)	$1,399,827
Net income	—	—	(265,400)	—	(265,400)
Other comprehensive loss	—	—	—	41	41
Total comprehensive income					(265,359)
Tax effect of stock-based compensation	—	(195)	—	—	(195)
Stock-based compensation expense	—	9,470	—	—	9,470
Issuance of common stock, net	227	(106)	—	—	121
Balance - December 31, 2012	$47,556	$1,002,603	$137,279	$(43,574)	$1,143,864
Net loss	—	—	87,296	—	87,296
Other comprehensive income	—	—	—	10,195	10,195
Total comprehensive income					97,491
Tax effect of stock-based compensation	—	(7)	—	—	(7)
Stock-based compensation expense	—	6,623	—	—	6,623
Issuance of common stock, net	865	(1,301)	—	—	(436)
Balance - December 31, 2013	$48,421	$1,007,918	$224,575	$(33,379)	$1,247,535
Net income	—	—	107,936	—	107,936
Other comprehensive income	—	—	—	(8,240)	(8,240)
Total comprehensive income					99,696
Tax effect of stock-based compensation	—	786	—	—	786
Stock-based compensation expense	—	18,616	—	—	18,616
Issuance of common stock, net	250	(1,378)	—	—	(1,128)
Balance - December 31, 2014	$48,671	$1,025,942	$332,511	$(41,619)	$1,365,505

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve months ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$107,936	$87,296	$(265,400)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Goodwill and intangible asset impairment	—	—	376,574
Depreciation	40,216	43,383	40,583
Amortization of intangible assets and debt issuance costs	15,756	16,027	20,874
Stock-based compensation expense	18,615	6,623	9,470
Excess income tax benefit from stock-based compensation	(787)	(1,148)	—
Deferred income taxes	21,460	9,009	(25,606)
Adjustment interest rate swap to fair value	—	—	264
Loss on sale of investments	1,786	—	2,699
Loss on sale of property and equipment	801	49	316
Other long-term liabilities	3,074	23,107	(5,104)
Other non-cash items	3,273	(3,719)	148
Cash from changes in other components of working capital:
(Increase) decrease in:
Accounts receivable	(186,384)	(62,991)	50,655
Costs and estimated earnings in excess of billings	(153,153)	(107,983)	(106,604)
Other current assets	(17,450)	25,250	2,237
Increase (decrease) in:
Accounts payable	33,667	59,169	(89,252)
Billings in excess of costs and estimated earnings	51,711	(36,835)	(82,521)
Accrued expenses	2,801	(6,509)	2,804
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(56,678)	50,728	(67,863)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(75,013)	(42,360)	(41,352)
Proceeds from sale of property and equipment	5,335	2,663	11,759
Investment in available-for-sale securities	—	—	(535)
Proceeds from sale of available-for-sale securities	44,497	—	16,553
Change in restricted cash	(1,776)	(3,877)	(3,280)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(26,957)	(43,574)	(16,855)

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Twelve months ended December 31,
	2014	2013	2012
Cash Flows from Financing Activities:
Proceeds from debt	1,156,739	653,280	688,425
Repayment of debt	(1,026,349)	(676,795)	(626,122)
Business acquisition related payments	(26,430)	(31,038)	(11,462)
Excess income tax benefit from stock-based compensation	787	1,148	—
Issuance of Common stock and effect of cashless exercise	(1,771)	(1,882)	(308)
Debt issuance costs	(3,681)	—	(1,999)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	99,295	(55,287)	48,534

Net Increase/(Decrease) in Cash and Cash Equivalents	15,660	(48,133)	(36,184)
Cash and Cash Equivalents at Beginning of Year	119,923	168,056	204,240
Cash and Cash Equivalents at End of Year	$135,583	$119,923	$168,056

Supplemental Disclosure of Cash Paid For:

Interest	$45,236	$41,207	$40,183

Income taxes	$75,494	$28,898	$16,309

Supplemental Disclosure of Non-Cash Transactions:

Grant date fair value of common stock issued for services	$6,261	$18,290	$5,075

Property and equipment acquired through financing arrangements not included above	$816	$16,689	$2,050

The accompanying notes are an integral part of these consolidated financial statements.

[1] Description of Business and Summary of Significant Accounting Policies

(a) Nature of Business

Tutor Perini Corporation, formerly known as Perini Corporation, was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”) provide diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. The Company’s construction business is conducted through three basic segments or operations: Civil, Building, and Specialty Contractors. The Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass transit systems, and water management and wastewater treatment facilities. The Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets. The Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems, and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass transit end markets, among others.

The Company offers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services, including site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing and HVAC. The Company provides these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts.

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

During the year ended December 31, 2014, our results of operations were impacted by $27.9 million because of changes in the estimated recoveries on two Civil segment projects driven by changes in cost recovery assumptions based on certain legal rulings issued during the second quarter of 2014, as well as a final settlement agreement regarding a Building segment project reached with our customer during the fourth quarter of 2014, which resulted in a $11.4 million increase in the estimated recovery projected for that project. With respect to the two Civil segment projects, during 2014 there was a $25.9 million favorable increase and a $9.4 million unfavorable decrease. These changes in estimates altogether resulted in an increase of $27.9 million in income from construction operations, $16.0 million in net income, and $0.33 in diluted earnings per common share during 2014.

During the year ended December 31, 2013, our results of operations were impacted by a $13.8 million increase in the estimated recovery projected for a Building segment project due to changes in facts and circumstances that occurred during 2013. This change in estimate resulted in an increase of $13.8 million in income from construction operations, $8.6 million in net income, and $0.18 in diluted earnings per common share during 2013.

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

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	December 31,	December 31,
	2014	2013
	(in thousands)
Unbilled costs and profits incurred to date*	$253,078	$204,276
Unapproved change orders	161,375	146,787
Claims	311,949	222,185
	$726,402	$573,248

______________

*    Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at December 31, 2014 and December 31, 2013, approximately $38.4 million and $58.8 million, respectively, are amounts subject to pending litigation or dispute resolution proceedings as described in Note 8 — Contingencies and Commitments. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

The prerequisite for billing “Unbilled costs and profits incurred to date” is provided in the defined billing terms of each of the applicable contracts. The prerequisite for billing “Unapproved change orders” or “Claims” is the final resolution and agreement between the parties. The amount of costs and estimated earnings in excess of billings at December 31, 2014 estimated by management to be collected beyond one year is approximately $251.3 million.

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

(h) Goodwill and Intangible Assets

Intangible assets with finite lives are amortized over their useful lives. Construction contract backlog is amortized on a weighted- average basis over the corresponding contract period. Customer relationships and certain trade names are amortized on a straight-line basis over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. The Company evaluates intangible assets that are not being amortized at the end of each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

Impairment assessment inherently involves management judgments as to the assumptions used for projections and to evaluate the impact of market conditions on those assumptions. The key assumptions that the Company uses to estimate the fair value of its reporting units under the income-based approach are as follows:

•	Weighted-average cost of capital used to discount the projected cash flows;
•	Cash flows generated from existing and new work awards; and
•	Projected operating margins.

Weighted-average cost of capital rates used to discount the projected cash flows are developed via the capital asset pricing model which is primarily based upon market inputs. The Company uses discount rates that management feels are an accurate reflection of the risks associated with the forecasted cash flows of its respective reporting units.

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

Changes in the Company’s assumptions or estimates could materially affect the determination of the fair value of a reporting unit. Such changes in assumptions could be caused by:

•	Terminations, suspensions, reductions in scope or delays in the start-up of the revenues and cash flows from backlog as well as the prospective work the Company tracks;
•	Reductions in available government, state and local agencies and non-residential private industry funding and spending;
•	The Company’s ability to effectively compete for new work and maintain and grow market penetration in the regions that the Company operates in;
•	The Company’s ability to successfully control costs, work schedule, and project delivery; or
•	Broader market conditions, including stock market volatility in the construction industry and its impact on the weighted- average cost of capital assumption.

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

As of December 31, 2014 the Company has concluded that it does not have an impairment of its goodwill or its indefinite-lived intangible assets and that the estimated fair value of each reporting unit exceeds its carrying value. See Note 3 — Goodwill and Other Intangible Assets for additional goodwill disclosure.

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

(j) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share were similarly computed after giving consideration to the dilutive effect of stock options and restricted stock unit awards outstanding on the weighted-average number of common shares outstanding.

The computation of diluted earnings (loss) per common share excludes 9,000 stock option shares during 2014, 860,000 stock option shares during 2013, and 1,315,465 stock option shares and 1,291,665 restricted stock units during 2012 because these shares would have an antidilutive effect.

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

Cash and cash equivalents and restricted cash consisted of the following:

	At December 31,
	2014	2013
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$40,846	$36,579
Company's share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	94,737	83,344
Total Cash and Cash Equivalents	$135,583	$119,923

Restricted Cash	$44,370	$42,594

(l) Long-term Investments

At December 31, 2013, the Company had $46.3 million invested in Auction Rate Securities (“ARS”) classified as available-for-sale. On April 30, 2014, the Company sold all of its ARS for approximately $44.5 million, limiting the Company’s loss on investment to $1.8 million which properly reflected the Company’s investment policy of maintaining adequate liquidity and maximizing returns.

The Company had classified its ARS investment as long-term investments due to the uncertainty in the timing of future ARS calls and the absence of an active market for government-backed student loans. At the date of the balance sheet prior to the sale, the Company expected that it would take in excess of twelve months before the ARS could be refinanced or sold.

Prior to the sale of the ARS, the Company performed a fair market value assessment of its ARS on a quarterly basis. To estimate fair value, the Company utilized an income approach valuation model, with consideration given to market-based valuation inputs. The model considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions (discount rates range from 3% to 7% for investment grade securities); (iii) consideration of the probabilities of default or repurchase at par for each period (term periods range from 6 to 8 years); (iv) prices from recent comparable transactions; and (v) other third party pricing information.

The inputs and the Company’s analysis considered: (i) contractual terms of the ARS instruments; (ii) government- backed guarantees, if any; (iii) credit ratings on the ARS; (iv) current interest rates on the ARS and other market interest rate data; (v) trade data available, including trade data from secondary markets, for the Company’s ARS or similar ARS; (vi) recovery rates for any non-government guaranteed assets; (vii) historical transactions of the Company’s ARS being called at par; (viii) refunding initiatives of ARS; and (ix) risk of downgrade and default. Current market conditions, including repayment status of student loans, credit market risk, market liquidity and macro-economic influences were reflected in these inputs.

On a quarterly basis, the Company also assessed the recoverability of the ARS balance by reviewing: (i) the regularity and timely payment of interest on the securities; (ii) the probabilities of default or repurchase at par; (iii) the risk of loss of principal from government-backed versus non-government-backed securities; and (iv) the prioritization of the Company’s tranche of securities within the investment in case of default. The potential impact of any principal loss was included in the valuation model.

When the Company’s analysis indicated an impairment of a security, several factors were considered to determine the proper classification of the charge including: (i) any requirement or intent to sell the security; (ii) failure of the issuer to pay interest or principal; (iii) volatility of fair value; (iv) changes to the ratings of the security; (v) adverse conditions specific to the security or market; (vi) expected defaults; and (vii) length of time and extent that fair value has been less than the cost basis. The accumulation of this data was used to conclude if a credit loss existed for the specific security, and then to determine the classification of the impairment charge as temporary or other-than- temporary.

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

(o) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retentions, which may be settled beyond one year, are estimated to approximate fair values. The fair value of receivables subject to pending litigation or dispute resolution proceedings is determined based upon the length of time that these matters take to be resolved and, as a result, the fair value can be greater than or less than the recorded book value depending on the facts and circumstances of each matter. See Note 2 — Fair Value Measurements for disclosure of the fair value of investments, long-term debt and contingent consideration associated with our acquisitions in 2011.

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

[2] Fair Value Measurements

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying values of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. The fair value of receivables subject to pending litigation or dispute resolution proceedings is determined based upon the length of time that these matters take to be resolved and, as a result, the fair value can be greater than or less than the recorded book value depending on the facts and circumstances of each matter. Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of December 31, 2014 and 2013 were $310.3 million and $321.0 million, respectively, compared to the carrying values of $298.8 million and $298.5 million, respectively. The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same or similar financial instruments at December 31, 2014 and 2013. For other fixed rate debt, fair value is determined using Level 3 inputs based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt. The estimated fair values of other fixed rate debt at December 31, 2014 and 2013 were $164.3 million and $150.0 million, respectively, compared to the carrying amounts of $162.3 million and $151.4 million, respectively. The fair value of variable rate debt, which includes the Term Loan, approximated its carrying value of $404.3 million and $283.9 million at December 31, 2014 and 2013, respectively. See Note 4 — Financial Commitments for a discussion of the Term Loan.

The following is a summary of financial statement items carried at estimated fair value measured on a recurring basis as of the dates presented:

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At December 31, 2014	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$135,583	$135,583	$—	$—
Restricted cash (1)	44,370	44,370	—	—
Short-term investments (2)	—	—	—	—
Investments in lieu of retainage (3)	33,224	25,761	7,463	—
Total	$213,177	$205,714	$7,463	$—

Liabilities:
Interest rate swap contract (5)	$381	$—	$381	$—
Contingent consideration (6)	24,814	—	—	24,814
	$25,195	$—	$381	$24,814

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At December 31, 2013	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$119,923	$119,923	$—	$—
Restricted cash (1)	42,594	42,594	—	—
Short-term investments (2)	2,336	—	2,336	—
Investments in lieu of retainage (3)	21,913	12,184	9,729	—
Long-term investments - auction rate securities (4)	46,283	—	—	46,283
Total	$233,049	$174,701	$12,065	$46,283

Liabilities:
Interest rate swap contract (5)	$974	$—	$974	$—
Contingent consideration (6)	46,022	—	—	46,022
	$46,996	$—	$974	$46,022

______________

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

(4)

At 2013 the Company had $46.3 million invested in ARS which the Company considered as available-for-sale long-term investments. The long-term investments ARS held by the Company at 2013 were in securities collateralized by student loan portfolios. At 2013, most of the Company’s ARS were rated AA+ and AA+, respectively. The Company estimated the fair value of its ARS utilizing an income approach valuation model which considered, among other items, the following inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions (discount rates range from 3% to 7%); (iii) consideration of the probabilities of default or repurchase at par for each period (term periods range from 6 to 8 years); (iv) prices from recent comparable transactions; and (v) other third party pricing information without adjustment.

(5)

As discussed in Note 4 — Financial Commitments, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its $200 million five-year term loan which extends to its replacement $250 million five-year term loan. The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012 and will remain effective through June, 2016. The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk. This liability is classified as a component of other long-term liabilities.

(6)

The liabilities listed as of December 31, 2014 and 2013 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement periods for purchase price analyses for the acquisitions have concluded.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the years ended December 31, 2014 and 2013.

The following is a summary of changes in Level 3 assets measured at fair value on a recurring basis during 2014 and 2013:

Auction Rate
Securities
(in thousands)
Balance at December 31, 2013	$46,283
Purchases	—
Settlements	(44,497)
Realized loss included in other income (expense), net	(1,786)
Balance at December 31, 2014	$—

Auction Rate
Securities
(in thousands)
Balance at December 31, 2012	$46,283
Purchases	—
Settlements	—
Balance at December 31, 2013	$46,283

At December 31, 2013, the Company had $46.3 million invested in ARS classified as available-for-sale. All of the ARS were securities collateralized by student loan portfolios guaranteed by the United States government. At December 31, 2013, most of the Company’s ARS were rated AA+. On April 30, 2014, the Company sold all of its ARS for approximately $44.5 million, limiting our loss on investment to $1.8 million which properly reflected the Company’s investment policy of maintaining adequate liquidity and maximizing returns.

The Company had classified its ARS investment as long-term investments due to the uncertainty in the timing of future ARS calls and the absence of an active market for government-backed student loans. At the date of the balance sheet prior to the sale, the Company expected that it would take in excess of twelve months before the ARS could be refinanced or sold.

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during 2014 and 2013:

Contingent
Consideration
(in thousands)
Balance at December 31, 2013	$46,022
Fair value adjustments included in other income (expense), net	5,592
Contingent consideration settled	(26,800)
Balance at December 31, 2014	$24,814

Contingent
Consideration
(in thousands)
Balance at December 31, 2012	$42,624
Fair value adjustments included in other income (expense), net	26,374
Contingent consideration settled	(22,976)
Balance at December 31, 2013	$46,022

The liabilities listed above represent the contingent consideration for former acquisitions for which the measurement periods for purchase price analyses for all the acquisitions have concluded.

The fair values of the contingent consideration were estimated based on an income approach which is based on the cash flows that the acquired entity is expected to generate in the future. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate (weighted-average cost of capital inputs have ranged from 14% - 18%).

[3] Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of goodwill allocated to the Company’s reporting units for the periods presented:

			Specialty	Management
	Civil	Building	Contractors	Services	Total

	(in thousands)
Gross Goodwill Balance	429,893	420,267	141,833	66,638	1,058,631
Accumulated Impairment	(55,740)	(409,765)	—	(22,480)	(487,985)
Balance at December 31, 2012	$374,153	10,502	$141,833	$44,158	$570,646
Goodwill recorded in connection with an acquisition (2)	—	—	7,110	—	7,110
Balance at December 31, 2013	$374,153	$10,502	$148,943	$44,158	$577,756
Reallocation based on relative fair value (1)	41,205	2,953	—	(44,158)	—
Acquisition related adjustments (2)	—	—	7,250	—	7,250
Balance at December 31, 2014	$415,358	$13,455	$156,193	$—	$585,006

______________

(1)

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

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation. Intangible assets with finite lives are also tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any changes in facts or circumstances during the twelve months ended December 31, 2014 that would suggest a material decline in the value of goodwill and intangible assets as concluded in the fourth quarter of the year ended December 31, 2013.

The net change in the carrying amount of goodwill for the year ended December 31, 2012 was due primarily to a goodwill impairment charge of $321.1 million recorded in the second quarter of 2012. See “Goodwill Impairment” below.

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

As part of the valuation process, the aggregate fair value of the Company was compared to its market capitalization at the valuation date in order to determine the implied control premium. The implied control premium was then compared to the control premiums paid in recent transactions within the industry. The Company’s implied market control premium of 29.3% and 35.6%, as of the fourth quarter of 2014 and fourth quarter of 2013 valuation, respectively, were determined to be in an acceptable range of market transactions observed in the construction and engineering industry in the past several years.

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

Weighted-average cost of capital rates used to discount the projected cash flows were developed via the capital asset pricing model which is primarily based upon market inputs. The Company used discount rates that management felt were an accurate reflection of the risks associated with the forecasted cash flows of its respective reporting units. Weighted- average cost of capital inputs ranged from 14.0%-  15.5% for the Company’s reporting units. Since the Company’s 2012 annual impairment analysis, the weighted-average cost of capital rates were positively impacted by broader market conditions including the recent rise in comparable companies within the construction industry.

Similar to previous valuations, the Company noted that small changes to valuation assumptions could have a significant impact on the concluded value; however, the Company gained comfort over the assumptions selected for valuation through comparison to historical transaction benchmarks, third party industry expectations, and the Company’s previous models.

During the second quarter of 2012, the Company experienced a sustained decrease in its stock price, causing its market capitalization to be substantially less than its carrying value and its implied control premium to increase beyond the implied control premium that was reconciled in its 2011 annual impairment analysis, and beyond the observable market comparable level. Additionally, deterioration in broader market conditions including stock market volatility, particularly in the construction industry, impacted the weighted-average cost of capital rate assumptions used in deriving the fair values of the Company’s reporting units, which are primarily based on market inputs. Finally, several of the Company’s reporting units experienced degradation in the timing of projected cash flows used in deriving the fair values of those reporting units in its 2011 annual impairment analysis caused by delays in the timing of awards and start of new work that the Company anticipated would enter into backlog in the first half of 2012, and a general decrease in profit margins on new work awards that were factored into the Company’s forecast assumptions.

With regard to the Company’s reporting units, the carrying values of the Company’s Civil and Building reporting units were greater than their fair values, and as such, the Company performed the second step of the goodwill impairment test for these reporting units which resulted in goodwill impairments as discussed above. In this second step, the Company determined the fair value of the individual assets and liabilities of the reporting units that failed Step 1 and calculated the implied fair value of goodwill for those reporting units. The Company included in this calculation the valuation of assets and liabilities that would occur in a theoretical purchase price allocation of the reporting unit in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805 — Business Combinations, as well as the value of backlog, trade name, and customer relationships and the impact of deferred tax liabilities and assets arising from the fair valuation of these assets and liabilities.

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

Intangible assets consist of the following:

	December 31, 2014				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(8,829)	(23,232)	42,289	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(15,600)	(16,645)	7,555	11.4 years
Construction contract backlog	73,706	(73,706)	—	—	3.6 years
Total	$311,456	$(98,135)	$(113,067)	$100,254

	December 31, 2013				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(6,341)	(23,232)	44,777	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(14,315)	(16,645)	8,840	11.4 years
Construction contract backlog	73,706	(63,993)	—	9,713	3.6 years
Total	$311,456	$(84,649)	$(113,067)	$113,740

Amortization expense related to intangible assets for the years ended December 31, 2014,  2013, and 2012 totaled $13.5 million, $13.1 million and $18.3 million, respectively. At December 31, 2014, amortization expense related to intangible assets is estimated to be

$3.7 million in 2015, $3.5 million in 2016,  $3.5 million in 2017,  $3.5 million in 2018,  $3.6 million in 2019 and $32.0 million thereafter.

[4] Financial Commitments

Long-term Debt

Long-term debt consists of the following:

	December 31,
	2014	2013
	(in thousands)
Senior unsecured notes due November 1, 2018 with interest rate of 7.625% payable in equal semi-annual installments beginning May 1, 2011 through November 1, 2018	$300,000	$300,000
Less unamortized debt discount based on imputed interest rate of 7.75%	(1,223)	(1,493)
Total amount, net of unamortized discount	298,777	298,507

$300.0 million revolving line of credit at lender's prime rate (3.25%) or Euro rate, plus applicable spread rates, maturing in 2019	130,000	135,000

$250.0 million term loan in 2014 and a $200.0 million term loan in 2013 including quarterly installments of principal and interest payable over a five-year period at rates as defined in the Sixth Amended and Restated Credit Facility, the Fifth Amended Credit Agreement, and the Swap Agreement	242,500	115,000

Equipment financing at rates ranging from 2.12% to 4.82% payable in equal monthly installments over a five-year period, with balloon payments totaling $8.3 million in 2016	102,009	78,055

Loan on transportation equipment with interest rate of 6.44% payable in equal monthly installments over a five-year period, with a balloon payment of $29.2 million in 2014	—	29,582

Loan on transportation equipment with interest rate of 3.35% payable in equal monthly installments over a ten-year period, with a balloon payment of $12.4 million in 2021	27,954	—

Lunda seller notes payable at a rate of 5% with interest payable annually and principal payable in 2016	21,750	21,750

Loan on transportation equipment at a variable LIBOR-based rate plus 2.4% payable in equal monthly installments over a seven-year period, with a balloon payment of $12.0 million in 2015	12,611	13,363

Mortgage on land and improvements at a variable LIBOR-based interest rate plus 3.00% payable in equal monthly installments over a 10-year period, with a balloon payment of $6.7 million in 2023.	9,144	9,404

Mortgages on land and office building, both at a variable LIBOR-based interest rate plus 2.0% with principal on both payable in equal monthly installments over seven years. The seven-year mortgages include balloon payments in 2016 of $3.0 million and $2.6 million, respectively	6,306	6,952

Mortgage on office building at a variable rate of lender's prime rate (3.25%) less 1.0% payable in equal monthly installments over a ten-year period, with a balloon payment of $2.6 million in 2018	3,428	3,671

Other indebtedness	10,880	22,600
Total	865,359	733,884
Less – current maturities	(81,292)	(114,658)

Long-term debt, net	$784,067	$619,226

Principal payments required under these obligations amount to approximately $81.3 million in 2015, $95.1 million in 2016, $51.0 million in 2017, $359.7 million in 2018, $126.5 million in 2019 and $151.8 million in 2020 and beyond.

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

The Senior Notes became redeemable, in whole or in part, any time on or after November 1, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date.

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

Amended Credit Agreement

On August 3, 2011 the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., and was amended by a Joinder Agreement dated October 21, 2011 executed by Becho, Inc. The Credit Agreement allowed the Company to borrow up to $300 million on a revolving credit basis (the “Revolving Facility”), with a $50 million sublimit for letters of credit, and an additional $200 million term loan (the “Term Loan”).

On August 2, 2012, the Company entered into a First Amendment (the “First Amendment”) to its Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Lender”). The First Amendment modified the financial covenants under the Amended Credit Agreement beginning with the period ended September 30, 2012 to allow for more favorable minimum net worth, minimum fixed charge and maximum leverage ratios for the Company and also to add new financial covenants including minimum liquidity and consolidated senior leverage ratio covenants. The First Amendment also increased the sublimit for letters of credit from $50 million to $150 million.

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement, (the “Credit Facility”) restructuring its former $300 million revolving credit facility and $200 million Term Loan. All outstanding amounts under the Fifth Amended and Restated Credit Agreement were repaid in full using proceeds of the Credit Facility. The new agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility") and a $250 million term loan (the “Term Loan”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The Term Loan principal is to be repaid on a quarterly basis, with 6.0% of the original total outstanding principal repaid in year 1, 9.0% in year 2, 12.0% in year 3, 15.0% in year 4 and 13.5% in year 5 along with a balloon payment of the remaining 44.5% due at maturity. Borrowings under the Revolving Credit Facility bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate

(“LIBOR”) plus an applicable margin. Borrowings under the Term Loan bear interest based on LIBOR plus an applicable margin. Included in the Credit Facility is a special provision allowing an additional accordion provision, which the Company may opt to utilize at a future date to increase either the Revolving Credit Facility or establish one or more new term loan commitments, up to an aggregate amount not to exceed $300 million. The Credit Facility provides a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million. Both the Revolving Credit Facility and the Term Loan mature on June 5, 2019.

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

Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Credit Facility. The obligations under the Credit Facility are secured by a lien on all personal property of the Company and its subsidiaries party thereto. Any outstanding loans under the Revolving Facility and the Term Loan mature on June 5, 2019. The Term Loan balance was $242.5 million at December 31, 2014. The first quarterly term loan payment under the Credit Facility was due and paid on September 30, 2014. The Company was in compliance with the modified financial covenants under the Credit Facility for the period ended December 31, 2014.

The Company had $130.0 million of outstanding borrowings under its Revolving Facility as of December 31, 2014 and $135.0 million of outstanding borrowings under its former Revolving Facility as of December 31, 2013. The net change in borrowings under the Revolving Facility comprises all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows. The Company utilized the Revolving Facility for letters of credit in the amount of $1.0 million as of December 31, 2014 and $0.2 million under the former Revolving Facility as of December 31, 2013. Accordingly, at December 31, 2014, the Company had $169.0 million available to borrow under the Revolving Facility.

On August 26, 2011, we entered into a swap agreement (“Swap Agreement”) with Bank of America, N.A. to establish a long-term interest rate for the Term Loan discussed above. The Swap Agreement pertains to the Term Loan principal balance outstanding at January 31, 2012 and will remain effective through the maturity date in June 2016.. Amounts outstanding under the Swap Agreement will bear interest at a rate equal to, the Applicable Rate, as defined in the Amended Credit Agreement (based upon our consolidated leverage ratio) plus 97.5 basis points. The Swap Agreement includes quarterly installments of principal and monthly installments of interest payable through the maturity date.

Debt Agreements from Acquisitions

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

Collateralized Loans

During 2014 and 2013, the Company entered into several equipment financing arrangements for its existing and its recently acquired equipment fleets as discussed in more detail below. The Company attempted to take advantage of the opportunity to fix low interest rates for these fleets which has provided additional cash flows available for general corporate purposes.

During 2014, the Company obtained equipment financing totaling $46.5 million at fixed rates ranging from 2.12% to 2.69%, payable in equal monthly installments for forty eight to sixty months.

During 2013, the Company obtained equipment financing totaling $25.8 million at fixed rates ranging from 2.28% to 3.09%, payable in equal monthly installments for sixty months. We obtained a mortgage loan of $9.6 million collateralized by land and improvements located in Houston, Texas, with equal monthly installments over a 10-year period at LIBOR plus 3.00% with a balloon payment of $6.7 million due in 2023.

In January of 2012, the Company obtained a mortgage loan of $2.1 million collateralized by land at a rate of 0.20% with 24 equal monthly installments of principal and interest and a balloon payment of $1.5 million that was paid in November of 2013.

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases. Future minimum rent payments under non-cancelable operating leases as of December 31, 2014 are as follows:

Amount
(in thousands)
2015	$22,394
2016	17,699
2017	13,659
2018	8,762
2019	7,175
Thereafter	29,733
Subtotal	$99,422
Less - Sublease rental agreements	(491)
$98,931

Rental expense under operating leases of construction equipment, vehicles and office space was $24.4 million in 2014,  $18.5 million in  2013 and  $17.7 million in  2012.

[5] Income Taxes

Income (Loss) before taxes is summarized as follows:

	U.S.	Foreign
Year ended December 31, 2014	Operations	Operations	Total
	(in thousands)
2014	$170,517	16,921	187,438
2013	$127,682	$11,933	$139,615
2012	$(271,683)	$3,841	$(267,842)

The (benefit) provision for income taxes is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Current expense:
Federal	$45,074	$29,034	$19,573
State	11,174	9,018	3,508
Foreign	3,203	4,256	1,542
Total current	59,451	42,308	24,623

Deferred (benefit) expense:
Federal	9,992	9,547	(28,157)
State	10,059	577	1,104
Foreign	—	(113)	(12)
Total deferred	20,051	10,011	(27,065)
Total (benefit) provision	$79,502	$52,319	$(2,442)

The following table is a reconciliation of the Company’s provision (benefit) for income taxes at the statutory rates to the provision (benefit) for income taxes at the Company’s effective rate.

	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income expense (benefit) at statutory tax rate	$65,603	35.0%	$48,865	35.0%	$(93,745)	35.0%
State income taxes, net of federal tax benefit	10,367	5.5	6,236	4.5	3,214	(1.2)
Officers' compensation	3,657	2.0	1,732	1.2	1,473	(0.6)
Domestic Production Activities Deduction	(5,170)	(2.8)	(3,641)	(2.6)	(2,246)	(2.4)
Goodwill Impairment	—	—	—	—	89,191	(33.3)
Impact of state tax rate changes on deferreds	3,245	1.7	—	—	—	—
Other	1,800	1.0	(873)	(0.6)	(329)	3.4
(Benefit) provision for income taxes	$79,502	42.4%	$52,319	37.5%	$(2,442)	0.9%

The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2014 were significantly impacted by a shift in revenue from projects in higher-tax jurisdictions causing a rise in the state tax rate.  The higher state tax rate was applied to deferred tax balances which further increased the effective rate.

The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2012 were significantly impacted by the goodwill and intangible asset impairment charge discussed in Note 3 — Goodwill and Other Intangible Assets. Of the total goodwill and intangible asset impairment charge of $376.6 million, approximately $255.0 million pertained to goodwill that had no corresponding tax basis. The tax effect of the impairment charge resulted in a reduction in the Company’s provision for income taxes of approximately $50.2 million in 2012.

The following is a summary of the significant components of the deferred tax assets and liabilities:

	Year ended December 31,
	2014	2013
	(in thousands)
Deferred Tax Assets
Timing of expense recognition	$47,017	$24,170
Net operating losses	2,188	4,123
Other, net	6,980	5,641
Deferred tax assets	56,185	33,934
Valuation Allowance	(1,369)	(2,817)
Net deferred tax assets	54,816	31,117

Deferred Tax Liabilities
Intangible assets, due primarily to purchase accounting	(26,094)	(18,260)
Fixed assets, due primarily to purchase accounting	(90,886)	(79,243)
Construction contract accounting	(6,854)	(6,432)
Joint ventures - construction	(30,654)	(5,229)
Contested Legal Settlement	—	(12,012)
Other	(10,012)	(3,408)
Deferred tax liabilities	(164,500)	(124,584)

Net deferred tax liability	$(109,684)	$(93,467)

The net deferred tax liability is classified in the Consolidated Balance Sheets based on  when the  future benefit (expense) is expected to be realized as  follows:

	December 31,
	2014	2013
	(in thousands)
Current deferred tax asset	$17,962	$8,240
Long-term deferred tax asset	36,854	22,877
Current deferred tax liability	(14,129)	(10,251)
Long-term deferred tax liability	(150,371)	(114,333)
Net deferred tax liability	$(109,684)	$(93,467)

At December 31, 2013 the Company had a valuation allowance of $2.8 million and at December 31, 2014, the Company had a valuation allowance of $1.4 million for federal and state capital loss-carry-forwards as the ultimate utilization of this item was less than “more likely than not.”

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. As of the years ended December 31, 2014 and December 31, 2013, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated approximately $15.1 million and $4.3 million, respectively. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The Company adopted the provisions of FASB ASC 740-10, Income Taxes, Accounting for Uncertainty in Income Taxes, in the first quarter of 2007. It is the Company’s policy to record any accrued interest and penalties as part of the income tax provision. During 2013, the Company recognized a net increase of $1.4 million in liabilities. The amount of gross unrecognized tax benefits as of December 31, 2013 is $5.5 million. Included in this liability is $0.5 million of related interest. During 2014, the Company recognized a net increase of $2.2 million in liabilities. The amount of gross unrecognized tax benefits as of December 31, 2014 is $7.6 million. Included in this liability is $0.8 million of related interest. The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit is as follows (in thousands):

Gross unrecognized tax benefit balance at January 1, 2012	$2,043
Add:
Additions based on tax positions related to current year	1,281
Additions/reductions for tax positions of prior years	1,857
Less:
Reductions for tax positions of prior years (expiration of statute of limitations)	(1,158)
Gross unrecognized tax benefit balance at December 31, 2012	$4,023

Gross unrecognized tax benefit balance at January 1, 2013	$4,023
Add:
Additions based on tax positions related to current year	1,254
Additions/reductions for tax positions of prior years	182
Less:
Reductions for tax positions of prior years (expiration of statute of limitations)	—
Gross unrecognized tax benefit balance at December 31, 2013	$5,459

Gross unrecognized tax benefit balance at January 1, 2014	$5,459
Add:
Additions based on tax positions related to current year	2,929
Additions/reductions for tax positions of prior years	426
Less:
Reductions for tax positions of prior years (expiration of statute of limitations)	(1,178)
Gross unrecognized tax benefit balance at December 31, 2014	$7,636

The company records interest and penalties related to an unrecognized tax benefit in income tax expenses. Interest expense of $0.4 million was recorded during 2014.

[6] Other Assets, Other Long-term Liabilities and Other Income (Expense), Net

Other Assets, Other Long-term Liabilities and Other Income (Expense), Net consist of the following:

	December 31,
	2014	2013
	(in thousands)
Other Assets
Insurance claim receivable (1)	$36,945	$34,839
Deferred income taxes	36,854	22,877
Deferred costs	—	7,711
Mineral reserves	3,199	3,199
Deposits	671	677
Other long-term assets	10,228	6,311
	$87,897	$75,614

Other Long-term Liabilities
Acquisition related liabilities	$32,814	$51,102
Insurance claim payable (1)	36,897	34,774
Pension liability	32,403	19,831
Employee benefit related liabilities	2,476	2,536
Mineral royalties payable	1,727	1,727
Deferred lease incentive	462	1,143
Other	8,017	6,745
	$114,796	$117,858

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Other Income (Expense), Net
Interest income	$4,793	$8,745	$2,842
Gain on sale of property used in operations	—	—	456
Adjustment of acquisition related liabilities	(5,972)	(26,374)	(256)
Amortization of deferred costs	(1,397)	(1,844)	(1,585)
Bank fees	(1,236)	(1,559)	(2,090)
Realized loss on sale of investments, net	(1,851)	72	(2,699)
Miscellaneous income (expense), net	(3,873)	2,385	1,475
	$(9,536)	$(18,575)	$(1,857)

______________

(1)	Insurance claims receivable and the corresponding insurance claims payable represent expected insurable loss amounts to be received from the insurance carriers and to be paid in claims respectively.

[7] Employee Benefit Plans

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

The Company historically has used the date of its fiscal year-end as its measurement date to determine the funded status of the plan.

A summary of net periodic benefit cost is as follows:

	Year ended December 31,
	2014		2013		2012
	(dollars in thousands)
Interest cost on projected benefit obligation	$4,144		$3,710		$4,011
Return on plan assets	(4,797)		(4,509)		(4,783)
Recognized net actuarial losses	4,385		6,330		5,487
Net periodic benefit cost	$3,732		$5,531		$4,715

Actuarial assumptions used to determine net cost:
Discount rate	4.47%	%	3.58%	%	4.10%	%
Expected return on assets	6.75%	%	6.75%	%	7.00%	%
Rate of increase in compensation	n.a.		n.a.		n.a.

The target asset allocation for the Company’s pension plan by asset category for 2014 and the actual asset allocation at December 31, 2014 and 2013 by asset category are as follows:

	Percentage of Plan Assets at December 31,
	Target
	Allocation
Asset Category	2015	2014	2013
Cash	5.0%	6.2%	5.2%
Equity securities:
Domestic	65.0	62.9	63.4
International	25.0	25.9	25.9
Fixed income securities	5.0	5.0	5.5
Total	100%	100%	100%

The Company’s target allocation for 2014 will include 65.0% domestic equity securities, 25.0% international equity securities, and 5.0% fixed income securities.

As of December 31, 2014 and 2013, plan assets included approximately $45.5 million and $44.7 million, respectively, of investments in hedge funds which do not have readily determinable fair values. The underlying holdings of the funds are comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.

The Company expects to contribute approximately $2.3 million to its defined benefit pension plan in 2015. Future benefit payments under the plans are estimated as follows:

Year ended December 31,	(in thousands)
2015	$6,288
2016	6,359
2017	6,392
2018	6,557
2019	6,644
Thereafter	33,459
$65,699

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2014 and 2013, and a summary of the funded status as of December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
	(in thousands)
Change in Fair Value of Plan Assets
Balance at beginning of year	$72,617	$66,137
Actual return on plan assets	3,711	8,545
Company contribution	5,213	3,478
Benefit payments	(5,585)	(5,543)
Balance at end of year	$75,956	$72,617

	Year ended December 31,
	2014	2013
	(in thousands)
Change in Benefit Obligations
Balance at beginning of year	$95,178	$105,320
Interest cost	4,144	3,710
Assumption change loss (gain)	17,054	(9,627)
Actuarial loss	132	1,318
Benefit payments	(5,585)	(5,543)
Balance at end of year	$110,923	$95,178

	At December 31,
	2014	2013
	(in thousands)
Funded Status
Funded status at December 31,	$(34,967)	$(22,561)

Amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(218)	$(194)
Long-term liabilities	(34,749)	(22,367)

Net amount recognized in Consolidated Balance Sheets	$(34,967)	$(22,561)

	Year ended December 31,
	2014	2013
	(in thousands)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Net actuarial loss	$(56,147)	$(42,261)
Accumulated other comprehensive loss	(56,147)	(42,261)
Cumulative Company contributions in excess of net periodic benefit cost	21,180	19,700
Net amount recognized in Consolidated Balance Sheets	$(34,967)	$(22,561)

The net actuarial gain arising during the period, netted against the amortization of the previously existing actuarial loss resulted in a net other comprehensive loss of $13.9 million in 2014, and a net comprehensive gain of $18.7 million in 2013 and  $1.7 million in 2012. Other comprehensive loss attributable to a change in the unfunded projected benefit obligation amounted to a net increase of $59.3 million recognized in prior years. The cumulative net amount of $56.2 million represents the excess of the projected benefit obligations of the Company’s pension plans over the fair value of the plans’ assets as of December 31, 2014, compared to $42.3 million of contributions in excess of the net periodic benefit cost previously recognized. The net amount of $34.9 million is reflected as a liability as of December 31, 2014 with the offset being a reduction in stockholders’ equity. Adjustments to the amount of this pension liability will be recorded in future years, as required, based upon periodic re-evaluation of the funded status of the Company’s pension plans.

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2014 is $5.8 million.

	Year ended December 31,
	2014	2013
Actuarial assumptions used to determine benefit obligation:
Discount rate	3.75%	4.47%
Rate of increase in compensation	n.a.	n.a.
Measurement date	December 31	December 31

The expected long-term rate of return on assets assumption remained at 6.75% for 2013 and 2014. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the Company’s target asset allocation and full availability of invested assets.

The following table sets forth the plan assets at fair value in accordance with the fair value hierarchy described in Note 2 — Fair Value Measurements:

	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
At December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Total Value
	(in thousands)
Cash and cash equivalents	$4,693	$—	$—	$4,693
Fixed Income	3,824	—	—	3,824
Equities	7,676	—	—	7,676
Mutual Funds	6,550	—	—	6,550
Equity Partnerships	—	7,723	—	7,723
Hedge Fund Investments:
Cash	1,010	—	—	1,010
Long-Short Equity Fund	—	15,878	12,755	28,633
Event Driven Fund	—	3,471	9,562	13,033
Distressed Credit	—	—	1,320	1,320
Multi-Strategy Fund	—	—	1,494	1,494
Total	$23,753	$27,072	$25,131	$75,956

	Quoted Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
At December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Total Value
	(in thousands)
Cash and cash equivalents	$3,762	$—	$—	$3,762
Fixed Income	4,000	—	—	4,000
Mutual Funds	13,234	—	—	13,234
Equity Partnerships	—	6,876	—	6,876
Hedge Fund Investments:
Cash	527	—	—	527
Long-Short Equity Fund	—	14,566	11,655	26,221
Event Driven Fund	—	5,928	8,752	14,680
Distressed Credit	—	—	1,429	1,429
Multi-Strategy Fund	—	—	1,888	1,888
Total	$21,523	$27,370	$23,724	$72,617

Fund strategies seek to capitalize on inefficiencies identified across different asset classes or markets. Hedge fund strategy types include long-short, event driven, multi-strategy and distressed credit. Generally the redemption of the Company’s hedge fund investments is subject to certain notice-period requirements and as such the Company has classified these assets as Level 3 assets.

The table below sets forth a summary of changes in the fair value of the Level 3 assets:

	Changes in Fair Value of Level 3 Assets
	Long-
	Short	Event		Multi-
	Equity	Driven	Distressed	Strategy
	Fund	Fund	Credit	Fund	Total
	(in thousands)
Balance, December 31, 2013	$10,863	$8,863	$2,199	$1,799	$23,724
Realized gains	—	—	13	3	16
Unrealized gains	843	505	57	59	1,464
Purchases	1,049	16	5	6	1,076
Sales	—	(2,512)	(954)	(373)	(3,839)
Transfer to Level 2 (1)	—	2,690	—	—	2,690
Balance, December 31, 2014	$12,755	$9,562	$1,320	$1,494	$25,131

______________

(1)	The transfer of $2.7 million from Level 3 to Level 2 was comprised of certain hedge funds that were moved due to liquidity classifications.

	Changes in Fair Value of Level 3 Assets
	Long-
	Short	Event		Multi-
	Equity	Driven	Distressed	Strategy
	Fund	Fund	Credit	Fund	Total
	(in thousands)
Balance, December 31, 2012	$9,992	$7,152	$2,559	$1,950	$21,653
Realized gains	—	—	(7)	(5)	(12)
Unrealized gains	2,971	1,252	158	223	4,604
Purchases	1,343	459	6	9	1,817
Sales	—	—	(517)	(378)	(895)
Transfer to Level 2 (2)	(3,443)	—	—	—	(3,443)
Balance, December 31, 2013	$10,863	$8,863	$2,199	$1,799	$23,724

______________

(2)	The transfer of $3.4 million from Level 3 to Level 2 was comprised of certain hedge funds that became redeemable within 90 days from December 31, 2014.

The Company’s plans have benefit obligations in excess of the fair value of the plans’ assets. The following table provides information relating to each of the plans’ benefit obligations compared to the fair value of its assets:

	At December 31, 2014			At December 31, 2013
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
	Plan	Plan	Total	Plan	Plan	Total
	(in thousands)
Projected benefit obligation	$107,570	$3,353	$110,923	$91,946	$3,232	$95,178
Accumulated benefit obligation	$107,570	$3,353	$110,923	$91,946	$3,232	$95,178
Fair value of plan assets	$75,956	$—	$75,956	$72,617	$—	$72,617

Projected benefit obligation greater than fair value of plan assets	$31,614	$3,353	$34,967	$19,329	$3,232	$22,561

Accumulated benefit obligation greater than fair value of plan assets	$31,614	$3,353	$34,967	$19,329	$3,232	$22,561

Section 401(k) Plans

The Company has several contributory Section 401(k) plans which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision approximated $3.6 million in 2014,  $3.8 million in 2013 and $3.8 million in 2012. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined.

Cash-Based Compensation Plans

The Company has multiple cash-based compensation plans and a stock-based incentive compensation plan for key employees which are generally based on the Company’s achievement of a certain level of profit. For information on the Company’s stock-based incentive compensation plan, see Note 10 — Stock-Based Compensation.

Multiemployer Plans

The Company also contributes to various multi-employer union retirement plans under collective bargaining agreements which provide retirement benefits for substantially all of its union employees. The Company’s participation in the plans that it considers to be significant for the years ended December 31, 2014 and 2013, is outlined in the tables below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2014 and 2013 is for the plan’s year-end at December 31, 2013, and December 31, 2012, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Under the Employee Retirement Income Security Act, a contributor to a multi-employer plan is liable, only upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates.

											Expiration
				FIP/RP							Date of
		Pension Protections Act		Status	Company Contributions						Collective
	EIN/Pension	Zone Status		Pending Or	(amounts in millions)					Surcharge	Bargaining
Pension Fund	Plan Number	2014	2013	Implemented	2014		2013		2012	Imposed	Agreement
Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Account	13-6123601 / 001	Green	Green	No	11.8 (b)	(a)	13.4 (b)	(a)	12.9 (b)	No	5/8/2016

Steamfitters Industry Pension Fund	13-6149680 / 001	Yellow	Yellow	Implemented	5.1 (b)	(a)	4.3 (b)	(a)	3.5 (b)	No	6/30/2014

Excavators Union Local 731 Pension Fund	13-1809825 / 002	Green	Green	No	5.3		3.2		3.3	No	6/30/2016

Carpenters Pension Trust Fund for Northern California	94-6050970 / 001	Red	Red	Implemented	1.8		2.1		2.3	No	6/30/2015

______________

(a)	These amounts exceeded 5% of the respective total plan contributions.

In addition to the individually significant plans described above, the Company also contributed approximately $35.5 million in 2014,  $31.6 million in 2013 and $29.9 million in 2012 to other multiemployer pension plans.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others, which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties. In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest. In the remanded proceedings, the Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3.0 million after deducting $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP. The parties filed post-trial motions for costs and fees. The Court ruled that TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees. TSP is appealing the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its sureties’ request for attorneys’ fees. LAMTA subsequently filed its cross-appeal. In June 2014, the Court of Appeal issued its decision reversing judgment on the People’s Unfair Competition claim and the denial of TSP’s Sureties’ request for attorney’s fees and affirming the remainder of the judgment. LAMTA subsequently filed a request for hearing before the California Supreme Court, challenging the Court of Appeal’s decision that TSP’s Sureties are entitled to attorney’s fees. In September 2014, the Supreme Court denied the MTA’s petition for Review. In September 2014, the Court of Appeal remitted the case back to the trial court to make further rulings consistent with the decision of the Court of Appeal. In November 2014, the court set the hearing on the motion for TSP’s Surety’s attorney’s fees for March 2015. In January 2015, payment was made by LAMTA in the amount of $3.8 million.

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

In June 2014, the Superior Court issued a decision granting PKC's motion in its entirety. The Court concluded that the Engineer's Decisions concerning the arbitrability of PKC's claims were based on error of law and were unsupported by substantial evidence. The Court vacated the Engineer's Decisions on the arbitrability of PKC's claims. The Court also concluded that PKC's claims are subject to arbitration. The Court reinstated the DRB's arbitration awards on those claims, and made clear that its decision pertains to the awards of DRB3 as well as awards of the DRB4. DRB5 will convene to award interest on DRB3 and DRB4 awards, and the Court will then enter judgment in PKC’s favor on the total amount. As a result of the Judge’s Order, PKC has increased its anticipated recovery to $88.7 million which includes interest. In October 2014, PKC reached agreement with MHD on the total amount owed, including interest. Management booked the impact of this settlement during the third quarter of 2014. In December 2014, payment was made by MHD in the amount of $88.7 million. This matter is now closed.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The agreed upon settlement has not had an impact on the Company’s recorded accounting position as of the period and periods ended December 31, 2014. The execution of that settlement agreement continues under the supervision of a mediator appointed by the Bankruptcy Court. Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

As of December 2014, MGM has reached agreements with subcontractors to settle $348 million of amounts previously billed to MGM. The Company has reduced and will continue to reduce amounts included in revenues, cost of construction operations, accounts receivable and accounts payable for the reduction in subcontractor pass-through billings, which the Company would not expect to have an impact on recorded profit. As of December 2014, the Company had approximately $145.3 million recorded as contract receivables for amounts due and owed to the Company.

In January 2014, the Parties reached a confidential settlement on most of the non-Harmon Tower related issues, including the majority of the Company’s affirmative claims. On or about October 27, 2014, a second agreement was reached for previously disputed items as the Court ordered mediation remained in progress for unresolved claims. The trial began on October 28, 2014.

On December 12, 2014, and December 31, 2014,  Tutor Perini Corporation and Tutor Perini Building Corp. (collectively “Tutor Perini”) reached multiple settlements with MGM Mirage Resorts International and CityCenter Holdings, LLC (collectively “CityCenter”) regarding the CityCenter Project and the litigation which commenced in 2010. The settlement was entered into under confidential terms which fully resolve all material disputes between Tutor Perini, CityCenter, and the related subcontractors, except for Show Canada. Management booked the impact of this settlement, which did not differ materially from balances recorded as of September 2014, during the fourth quarter of 2014. During February 2015, payment was received in full. This matter is now closed.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.8 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses. In November 2014, the Appellate Division First Department affirmed the dismissal of the City’s affirmitive defenses and counterclaims based on DBE fraud.

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

The Company tendered its claim to the NYCTA OCIP and to Chartis Claims, Inc. (“Chartis”), its insurance carrier. Coverage was denied in January 2011. The OCIP and general liability carriers filed a declaratory relief action in the United States District Court, Southern District of New York against the Company seeking court determination that no coverage is afforded under their policies. In mid-February 2012, the Company filed a third-party action against certain underwriters (“Lloyd’s”). In mid-November 2012, the Court granted Chartis’ and Lloyd’s respective motions for summary judgment without oral argument. In 2013, parties filed appellate briefs and the matter at the time was under submission in the Court of Appeal.  On May 6, 2014, the 2nd Circuit Court issued a summary order affirming the trial court’s decision on the grounds of late notice. Management booked the impact of this judgment during the second quarter of 2014, resulting in a charge against the company’s earnings. This matter is now closed.

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

In December 2012, a jury verdict was received in favor of King County in the amount of $155.8 million and a verdict in favor of VPFK in the amount of $26.3 million. In late April 2013, the Court ruled on post-trial motions and ordered VPFK’s sureties to pay King County’s attorneys’ fees and costs in the amount of $14.7 million. All other motions were denied. On May 7, 2013, VPFK paid the full verdict amount and the associated fees, thus terminating any interest on the judgment. VPFK’s notice of appeal was filed on May 31, 2013. Oral argument is scheduled for March 9, 2015.

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable. In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses. In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range. As of December 31, 2014, there were no changes in facts or circumstances that led management to believe that there were any changes to the probability of outcomes. The amount of payments in excess of the established contingent liability is recorded in Accounts Receivable on the Company’s Consolidated Condensed Balance Sheet as of December 31, 2014. Estimating and recording future outcomes of litigation proceedings require significant judgment and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company’s financial results. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

In June 2007, FSE submitted a Demand for Arbitration against Transit to terminate FSE’s subcontract due to: the execution of a Cure Agreement between the NYCTA, Siemens and Transit, which amended FSE’s rights under the Prime Contract; Transit’s failure to provide information and equipment to allow work to progress according to the approved schedule, and Transit’s failure to tender payment in excess of a year. In June 2012, the arbitration panel awarded FSE a total of approximately $11.9 million to be paid within 45 days, and Transit’s claims were denied. FSE filed a motion to confirm arbitration award in District Court in July 2012. In late August 2012, Transit Technologies filed a cross petition to vacate the award. In November 2012, the Court granted FSE’s petition to confirm the arbitration award and denied Transit Technologies’ cross-petition to vacate the award. In February 2013, the Court affirmed FSE’s award and entered judgment in the amount of $12.3 million including award, costs and interest.  The deadline for Transit to file an appeal regarding the judgment passed on April 4, 2013, rendering the judgment final for all purposes

In a related matter, in May 2014, the court decided that only $8.5 million of the total arbitration award of $11.9 million can be recovered aganst the payment bond. In December 2014, FSE filed its reply for the motion for re-argument with regard to the reduction in recoverable costs against the payment bond.

Settlement discussions have taken place with Siemens to avoid further litigation. The eventual resolution of this matter is not expected to have a material effect on the Company’s consolidated financial statements.

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

NOAA requested an extension of nine months to issue a decision on the First Certified Claim, but did not request an extension of time related to review of the Second Certified Claim. On January 6, 2014, R&S filed suit in the United States Federal Court of Claims on the Second Certified Claim plus interest and attorney's fees and costs. This was followed by submission of a law suit on the First Certified Claim on July 31, 2014. In October 2014, the court ordered that the two lawsuits be consolidated for purposes of oral argument on the respective Motions to Dismiss.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

[9] Capital Stock

(a) Common Stock

On September 8, 2008, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 40 million shares to 75 million shares. On the same day, the Company acquired all of the outstanding shares of Tutor-Saliba in exchange for 22,987,293 shares of the Company’s common stock. These shares are subject to certain liquidation restrictions contained in a shareholders agreement between Mr. Tutor, the Company and other former Tutor-Saliba shareholders. As of December 31, 2014, Mr. Tutor had beneficial ownership of approximately 8,406,375 shares of the Company’s common stock.

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

(c) Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock.  At December 31, 2014 and 2013, there were no preferred shares issued and outstanding.

[10] Stock-Based Compensation

Tutor Perini Corporation Long-Term Incentive Plan

The Company is authorized to grant up to 8,500,000 stock-based compensation awards to key executives, employees and directors of the Company under the Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock unit awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors who also administers the Plan.

A total of 659,740 shares of common stock are available for future grant under the Plan at December 31, 2014.

Restricted Stock Unit Awards

Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. Upon vesting, each award is exchanged for one share of the Company’s common stock. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. As of December 31, 2014, the Compensation Committee has approved the grant of an aggregate of 5,976,430 restricted stock unit awards to eligible participants.

The restricted stock unit awards granted in 2014,  2013 and 2012 had weighted-average grant date fair values of $27.10,  $19.87 and $14.39, respectively. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of grant.

The following table presents the compensation expense recognized related to the restricted stock unit awards which is included in general and administrative expenses in the Consolidated Statements of Operations:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Restricted Stock Compensation Expense	$13.4	$4.9	$7.1
Related Income Tax Benefit	$5.4	$1.9	$1.5

As of December 31, 2014, there was $15.5 million of unrecognized compensation expense related to the unvested restricted stock unit awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 2.8 years.

During 2014, the Compensation Committee established the 2014 performance targets for 866,500 restricted stock units awarded in 2014,  2013, and 2012 and the 2015 performance target for 120,097 restricted stock units awarded in 2014. During 2014, the Compensation Committee approved the award of 788,097 new restricted stock units.

A summary of restricted stock unit awards activity during the year ended December 31, 2014 is as follows:

			Aggregate
		Weighted-Average	Intrinsic
	Number	Grant Date	Value
	of Shares	Fair Value	(in thousands)
Granted and Unvested - January 1, 2014	361,668	$17.30	$9,512
Vested	(281,668)	$16.76	$8,049
Granted	996,597	$27.10	$23,988
Forfeited	(20,000)	$24.77	$—
Total Granted and Unvested	1,056,597	$26.54	$25,432
Approved for grant	749,000	(a)	$18,028
Total Awarded and Unvested - December 31, 2014	1,805,597	n.a.	$43,461

______________

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested restricted stock unit awards at December 31, 2014 are scheduled to vest as follows, subject where applicable to the achievement of performance targets. As described above, certain performance targets have not yet been established.

Number
Vesting Date	of Awards
2015	390,500
2016	202,500
2017	857,597
2018	196,000
2019	159,000
1,805,597

Approximately 53,000 of the unvested restricted stock unit awards will vest based on the satisfaction of service requirements and 1,752,597 will vest based on the satisfaction of both service requirements and the achievement of pre-tax income performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of December 31, 2014, the Compensation Committee has approved an aggregate of 3,085,465 stock option awards to eligible participants.

The stock option awards granted in 2014,  2013 and 2012 had weighted-average grant date fair values of $17.69,  $7.90 and $5.65, respectively. The grant date fair value is determined based on the Black-Scholes option pricing model as discussed below.

The following table presents the compensation expense recognized related to stock option grants which is included in general and administrative expenses in the Consolidated Statements of Operations:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Stock Option Compensation Expense	$5.2	$1.7	$2.4
Related Income Tax Benefit	$2.1	$0.7	$1.0

As of December 31, 2014, there was $7.9 million of unrecognized compensation expense related to the outstanding stock option grants which, absent significant forfeitures in the future, is expected to be recognized over a weighted- average period of approximately 2.7 years.

During 2014, the Compensation Committee established the 2014 performance targets for 380,000 stock options awarded in 2012 and 84,000 stock options awarded in 2013. During 2014, the Compensation Committee approved the award of, and set performance targets for, 250,000 new stock options.

A summary of stock option activity during the year ended December 31, 2014 is as follows:

		Weighted-Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Granted and Outstanding - January 1, 2014	1,295,000	$9.94	$20.20
Granted	714,000	$17.69	$18.40
Exercised	(20,000)	$7.25	$12.54
Forfeited	—	—	—
Total Granted and Outstanding	1,989,000	$12.75	$19.63
Approved for grant	636,000	(a)	17.62
Total Awarded and Outstanding - December 31, 2014	2,625,000	n.a.	19.14

______________

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 1,210,000 options that have vested and were exercisable at December 31, 2014 at a weighted-average exercise price of $20.35 per share.

Of the remaining options outstanding, approximately 475,000 will vest based on the satisfaction of service requirements and 2,150,000 will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At December 31, 2014, the outstanding options of 1,989,000 had an intrinsic value of $10.4 million and a weighted-average remaining contractual life of 5.9 years.

The following table details the key assumptions used in estimating the grant date fair values of stock option awards granted during 2014, 2013 and 2012 based on the Black-Scholes option pricing model:

	Grant dates established during
	2014					2013			2012
Awarded during	2014	2013	2013	2012	2012	2013	2009 (1)	2012		2009 (1)
Number of options	250,000	75,000	9,000	150,000	230,000	50,000	150,000		15,000	150,000
Risk-free interest rate	2.08%	1.72%	2.25	1.46%	1.82	1.64%	0.48%		1.12%	0.88%
Expected life of options (years)	6.5	5.3	7.0	4.6	5.6	5.7	3.6		7.3	4.4
Expected volatility of underlying stock	50.97%	51.72%	50.68	47.69%	51.86	51.81%	51.00%		50.59%	53.89%
Expected quarterly dividends (per share)	—	—	—	—	—	—	—	—	—	—

______________

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

[11] Unaudited Quarterly Financial Data

The following table presents selected unaudited quarterly financial data for each full quarterly period of 2014 and 2013:

(in thousands, except per share amounts)

	First	Second	Third	Fourth
Year ended December 31, 2014	Quarter	Quarter	Quarter	Quarter
Revenues	$955,233	$1,084,510	$1,250,689	$1,201,877
Gross profit	$105,347	$129,531	$140,841	$129,723
Income from construction operations	$41,497	$65,443	$70,354	$64,396
Income before income taxes	$27,293	$47,612	$58,616	$53,917
Net income	$15,939	$28,545	$35,730	$27,722

Earnings per share:
Basic	$0.33	$0.59	$0.74	$0.57
Diluted	$0.33	$0.58	$0.73	$0.56

	First	Second	Third	Fourth
Year ended December 31, 2013	Quarter	Quarter	Quarter	Quarter
Revenues	$992,928	$1,053,065	$1,030,388	$1,099,291
Gross profit	$100,357	$105,955	$120,857	$139,735
Income from construction operations	$36,079	$39,474 (a)	$58,094	$70,175
Income before income taxes	$23,916	$25,157	$37,035	$53,507
Net income	$14,800	$15,478	$23,759	$33,259

Earnings per share:
Basic	$0.31	$0.32	$0.50	$0.69
Diluted	$0.31	$0.32	$0.49	$0.68

[12] Business Segments

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

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2014, 2013 and 2012. In accordance with the accounting guidance on segment reporting, the Company has restated comparative prior period information for the reorganized reportable segments in the tables below.

	Reportable Segments
							Total
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
2014
Total Revenues	$1,730,468	$1,558,431	$1,301,328	$4,590,227	$—		$4,590,227
Elimination of intersegment revenues	(43,324)	(54,594)	—	(97,918)	—		(97,918)
Revenues from external customers	$1,687,144	$1,503,837	$1,301,328	$4,492,309	$—		$4,492,309
Income from construction operations	$220,554	$24,697	$50,998	$296,249	$(54,559)		$241,690
Assets	$1,814,170	$680,933	$775,162	$3,270,265	$503,050	(b)	$3,773,315
Capital Expenditures	$65,377	$735	$6,974	$73,086	$1,927		$75,013

2013
Total Revenues	$1,519,370	$1,622,705	$1,182,844	$4,324,919	$—		$4,324,919
Elimination of intersegment revenues	(77,954)	(70,726)	(567)	(149,247)	—		(149,247)
Revenues from external customers	$1,441,416	$1,551,979	$1,182,277	$4,175,672	$—		$4,175,672
Income from construction operations	177,667	$24,579	$49,008	$251,254	$(47,432)		$203,822
Assets	$1,427,633	$666,375	$727,303	$2,821,311	$576,127	(b)	$3,397,438
Capital Expenditures	32,489	$1,666	$4,137	$38,292	$6,999		$45,291

2012
Total Revenues	$1,378,322	$1,632,279	$1,183,518	$4,194,119	$—		$4,194,119
Elimination of intersegment revenues	(42,329)	(39,838)	(481)	(82,648)	—		(82,648)
Revenues from external customers	$1,335,993	$1,592,441	$1,183,037	$4,111,471	$—		$4,111,471
(Loss) Income from construction operations:
Before impairment charge	$118,637	$2,140	$79,080	$199,857	$(45,094)	(a)	$154,763
Impairment charge	(81,341)	(283,744)	(11,489)	(376,574)	—		(376,574)
Total	$37,296	$(281,604)	$67,591	$(176,717)	$(45,094)		$(221,811)

Assets	$1,214,805	$681,832	$672,074	$2,568,711	$727,699	(b)	$3,296,410
Capital Expenditures	$28,828	$1,682	$10,201	$40,711	$2,691		$43,402
______________

(a)	Primarily consist of corporate general and administrative expenses.
(b)	Principally consist of cash and cash equivalents, corporate transportation equipment, construction equipment, and other investments available for general corporate purposes.

Information concerning principal geographic areas is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Revenues
United States	$4,323,471	$4,000,380	$3,925,733
Foreign and U.S. Territories	168,838	175,292	185,738
Total	$4,492,309	$4,175,672	$4,111,471

Income (loss) from construction operations
United States	$268,566	$238,989	$(195,457)
Foreign and U.S. Territories	27,683	12,265	18,740
Corporate	(54,559)	(47,432)	(45,094)
Total	$241,690	$203,822	$(221,811)

	At December 31,
	2014	2013	2012
	(in thousands)
Assets
United States	$3,612,997	$3,182,706	$3,107,808
Foreign and U.S. Territories	160,318	214,732	188,602
Total	$3,773,315	$3,397,438	$3,296,410

Income from construction operations has been allocated geographically based on the location of the job site.

[13] Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements. On April 18, 2014, the Company and Ronald N. Tutor entered into two separate lease agreements, replacing the former leases which terminated on May 31, 2014. Each of the new leases is effective June 1, 2014 with new monthly payments of an aggregate of $0.2 million, and an increase at the rate of the greater of 3% per annum or the Consumer Price Index (“CPI”) for the Los Angeles metropolitan area beginning on June 1, 2015. Both new leases provide for purchase/sell options beginning on June 1, 2021 and June 1, 2025, respectively. Also under both leases, the fair market value shall be agreed upon by both parties, or shall be determined by a consensus of independent qualified appraisers. Lease expense for these new leases and the former leases until date of termination, recorded on a straight-line basis, was $2.5 million for both the years ended December 31, 2014 and 2013 and $2.3 million for the year ended 2012.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. Currently the Company has a 30% interest in a joint venture with O&G as the sponsor involving a highway construction project for the State of Connecticut, with an estimated total contract value of approximately $362 million, scheduled for completion in 2016. Under this arrangement, O&G provides project-related equipment and services directly to the customer (on customary trade terms). In accordance with the joint venture agreement, payments to O&G for equipment and services for each of the years ended December 31, 2014,  December 31, 2013 and December 31, 2012 were $7.0 million,  $6.9 million, and $6.3 million, respectively. O&G’s cumulative holdings of the Company’s stock as of December 31, 2014 were 500,000 shares and December 31, 2013 were 600,000 shares, or 1.03% and 1.24%, respectively, of total common shares outstanding at December 31, 2014 and 2013.

The Company had periodically utilized flight services from JF Aviation, LLC. James A. Frost is the Owner of JF Aviation, LLC and serves as President, Chief Operating Officer, and Chief Executive Officer of the Company’s Civil segment. During the year ended December 31, 2012, the transaction amounted to approximately $0.4 million. The Company did not utilize the services of JF Aviation in 2013 or 2014.

[14] Separate Financial Information of Subsidiary Guarantors of Indebtedness

As discussed in Note 4 — Financial Commitments, the Company’s obligation to pay principal and interest on its 7.625% senior unsecured notes due November 1, 2018, is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Amended Credit Agreement (the “Guarantors”). The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.

The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer of the senior unsecured notes, the Guarantors and the Company’s non- guarantor subsidiaries on a combined basis.

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and Cash Equivalents	$75,087	$36,764	$23,732	$—	$135,583
Restricted Cash	3,369	5,274	35,727	—	44,370
Accounts Receivable	299,427	1,246,635	37,064	(103,622)	1,479,504
Costs and Estimated Earnings in Excess of Billings	70,344	700,362	152	(44,456)	726,402
Deferred Income Taxes	—	15,639	—	2,323	17,962
Other Current Assets	39,196	42,750	24,397	(37,608)	68,735
Total Current Assets	487,423	2,047,424	121,072	(183,363)	2,472,556

Long-term Investments					—
Property and Equipment, net	92,413	430,876	4,313	—	527,602
Intercompany Notes and Receivables	—	122,401	—	(122,401)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible Assets, net	—	100,254	—	—	100,254
Investment in Subsidiaries	2,154,562	19,519	50	(2,174,131)	—
Other	83,503	9,847	—	(5,453)	87,897
	$2,817,901	$3,315,327	$125,435	$(2,485,348)	$3,773,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$34,776	$46,516	$—	$—	$81,292
Accounts Payable	186,958	716,851	3,749	(109,384)	798,174
Billings in Excess of Costs and Estimated Earnings	139,020	185,807	2,672	(8,203)	319,296
Accrued Expenses and Other Current Liabilities	33,018	95,177	58,571	(26,952)	159,814
Total Current Liabilities	393,772	1,044,351	64,992	(144,539)	1,358,576

Long-term Debt, less current maturities	712,460	112,060	—	(40,453)	784,067
Deferred Income Taxes	142,457	7,914	—	—	150,371
Other Long-term Liabilities	112,899	1,897	—	—	114,796
Intercompany Notes and Advances Payable	90,373	—	35,619	(125,992)	—
				—	—
Contingencies and Commitments					—

Stockholders’ Equity	1,365,939	2,149,105	24,824	(2,174,363)	1,365,505
	$2,817,900	$3,315,327	$125,435	$(2,485,347)	$3,773,315

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2013

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and Cash Equivalents	$88,995	$18,031	$12,897	$—	$119,923
Restricted Cash	18,833	8,040	15,721	—	42,594
Accounts Receivable	208,227	1,126,012	47,958	(90,951)	1,291,246
Costs and Estimated Earnings in Excess of Billings	99,779	505,979	152	(32,662)	573,248
Deferred Income Taxes	—	15,866	—	(7,626)	8,240
Other Current Assets	37,605	26,234	24,462	(37,632)	50,669
Total Current Assets	453,439	1,700,162	101,190	(168,871)	2,085,920

Long-term Investments	46,283	—	—	—	46,283
Property and Equipment, net	77,562	415,993	4,570	—	498,125
Intercompany Notes and Receivables	—	428,190	—	(428,190)	—
Other Assets:
Goodwill	—	577,756	—	—	577,756
Intangible Assets, net	—	113,740	—	—	113,740
Investment in Subsidiaries	2,181,280	29	50	(2,181,359)	—
Other	70,269	10,528	—	(5,183)	75,614
	$2,828,833	$3,246,398	$105,810	$(2,783,603)	$3,397,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	50,578	64,080	—	—	114,658
Accounts Payable	162,292	677,997	6,039	(88,103)	758,225
Billings in Excess of Costs and Estimated Earnings	90,267	177,285	34	—	267,586
Accrued Expenses and Other Current Liabilities	58,232	99,257	48,369	(47,841)	158,017
Total Current Liabilities	361,369	1,018,619	54,442	(135,944)	1,298,486

Long-term Debt, less current maturities	575,356	84,053	—	(40,183)	619,226
Deferred Income Taxes	107,448	6,885	—	—	114,333
Other Long-term Liabilities	114,677	3,181	—	—	117,858
Intercompany Notes and Advances Payable	422,448	—	23,462	(445,910)	—

Contingencies and Commitments

Stockholders’ Equity	1,247,535	2,133,660	27,906	(2,161,566)	1,247,535
	$2,828,833	$3,246,398	$105,810	$(2,783,603)	$3,397,438

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014

(in thousands)

	Tutor			Non-
	Perini	Guarantor		Guarantor				Total
	Corporation	Subsidiaries		Subsidiaries		Eliminations		Consolidated
Revenues	$959,010	$3,690,075		$—		$(156,776)		$4,492,309
Cost of operations	808,285	3,353,098		(17,740)		(156,776)		3,986,867

Gross profit	150,725	336,977	-	17,740	-	—	-	505,442

General and administrative expenses	80,151	181,714		1,887		—		263,752

INCOME FROM CONSTRUCTION OPERATIONS	70,574	155,263		15,853		—		241,690

Equity in earnings of subsidiaries	95,501	—		—		(95,501)		—
Other income (expense), net	(8,322)	(1,705)		491		—		(9,536)
Interest expense	(40,658)	(4,058)		—		—		(44,716)

Income before income taxes	117,095	149,500	-	16,344	-	(95,501)	-	187,438

Provision for Income Taxes	(9,159)	(63,411)		(6,932)		—		(79,502)

NET INCOME (LOSS)	$107,936	$86,089	-	$9,412	-	$(95,501)	-	$107,936

Other Comprehensive Income:
Other Comprehensive Income of Subsidiaries	(433)	—	-	—		433		—
Change in pension benefit plans assets/liabilities	(8,155)	—	-	—		—		(8,155)
Foreign currency translation	—	(637)		—		—		(637)
Change in fair value of investments	—	204		—		—		204
Change in fair value of interest rate swap	348	—		—		—		348
Total other comprehensive income (loss)	(8,240)	(433)		—		433		(8,240)

Total Comprehensive Income (Loss)	$99,696	$85,656		$9,412		$(95,068)		$99,696

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013

(in thousands)

	Tutor			Non-
	Perini	Guarantor		Guarantor				Total
	Corporation	Subsidiaries		Subsidiaries		Eliminations		Consolidated

Revenues	$680,440	$3,315,608		$—		$179,624		$4,175,672
Cost of operations	590,675	2,960,569		(22,100)		179,624		3,708,768

Gross profit	89,765	355,039	-	22,100	-	—	-	466,904

General and administrative expenses	77,507	183,723		1,852		—		263,082

INCOME FROM CONSTRUCTION OPERATIONS	12,258	171,316		20,248		—		203,822

Equity in earnings of subsidiaries	122,875	—		—		(122,875)		—
Other income (expense), net	(27,162)	8,075		512		—		(18,575)
Interest expense	(41,987)	(3,645)		—		—		(45,632)

Income before income taxes	65,984	175,746	-	20,760	-	(122,875)	-	139,615

Provision for Income Taxes	21,312	(65,852)		(7,779)		—		(52,319)

NET INCOME (LOSS)	$87,296	$109,894	-	$12,981	-	$(122,875)	-	$87,296

Other Comprehensive Income:
Other comprehensive income of subsidiaries	(1,293)	—	-	—		1,293		—
Change in pension benefit plans assets/liabilities	10,910	—		—		—		10,910
Foreign currency translation	—	(738)		—		—		(738)
Change in fair value of investments	—	(555)		—		—		(555)
Change in fair value of interest rate swap	578	—		—		—		578
Total other comprehensive income (loss)	10,195	(1,293)		—		1,293		10,195

Total Comprehensive Income (Loss)	$97,491	$108,601		$12,981		$(121,582)		$97,491

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012

(in thousands)

	Tutor			Non-
	Perini	Guarantor		Guarantor				Total
	Corporation	Subsidiaries		Subsidiaries		Eliminations		Consolidated

Revenues	$429,926	$3,769,814		$—		$(88,269)		$4,111,471
Cost of operations	375,914	3,421,877		(13,183)		(88,269)		3,696,339

Gross profit	54,012	347,937	-	13,183	-	—	-	415,132

General and Administrative Expenses	71,983	186,831		1,555		—		260,369
Goodwill and intangible assets impairment	—	376,574		—		—		376,574

INCOME FROM CONSTRUCTION OPERATIONS	(17,971)	(215,468)	-	11,628	-	—	-	(221,811)

Equity in earnings of subsidiaries	(225,100)	—		—		225,100		—
Other income (expense), net	(2,603)	382		364		—		(1,857)
Interest expense	(40,067)	(4,107)		—		—		(44,174)

Income before income taxes	(285,741)	(219,193)	-	11,992	-	225,100	-	(267,842)

Provision for Income Taxes	20,341	(13,155)		(4,744)		—		2,442

NET INCOME (LOSS)	$(265,400)	$(232,348)	-	$7,248	-	$225,100	-	$(265,400)

Other Comprehensive Income:
Other comprehensive income of subsidiaries	620	—		—		(620)		—
Tax adjustment on minimum pension liability	(1,610)	—		—		—		(1,610)
Foreign currency translation	—	382		—		—		382
Change in fair value of investments	—	238		—		—		238
Change in fair value of interest rate swap	(974)	—		—		—		(974)
Realized loss on sale of investments recorded in net income (loss)	2,005	—		—		—		2,005
Total other comprehensive income (loss)	41	620		—		(620)		41

Total Comprehensive Income (Loss)	$(265,359)	$(231,728)		$7,248		$224,480		$(265,359)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$107,936	$86,089	$9,412	$(95,501)	$107,936
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,592	51,109	271	—	55,972
Equity in earnings of subsidiaries	(95,501)	—	—	95,501	—
Stock-based compensation expense	19,256	(641)	—	—	18,615
Excess income tax benefit from stock-based compensation	(787)	—	—	—	(787)
Deferred income taxes	39,186	(17,726)	—	—	21,460
(Gain) loss on sale of investments	1,786	—	—	—	1,786
(Gain) loss on sale of property and equipment	833	(32)	—	—	801
Other long-term liabilities	20,221	(17,147)	—	—	3,074
Other non-cash items	(7,029)	10,302	—	—	3,273
Changes in other components of working capital	(26,100)	(264,203)	21,495	—	(268,808)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$64,393	$(152,249)	$31,178	$—	$(56,678)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(17,626)	(57,387)	—	—	(75,013)
Proceeds from sale of property and equipment	(784)	6,119	—	—	5,335
Proceeds from sale of available-for-sale securities	44,497	(0)	—	—	44,497
Change in restricted cash	15,464	2,766	(20,006)	—	(1,776)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$41,551	$(48,502)	$(20,006)	$—	$(26,957)

Cash Flows from Financing Activities:
Proceeds from debt	1,078,932	77,807	—	—	1,156,739
Repayment of debt	(957,830)	(68,519)	—	—	(1,026,349)
Business acquisition-related payments	(26,430)	0	—	—	(26,430)
Excess income tax benefit from stock-based compensation	787	—	—	—	787
Issuance of common stock and effect of cashless exercise	(1,772)	1	—	—	(1,771)
Debt Issuance Costs	(3,681)	0	—	—	(3,681)
Increase (decrease) in intercompany advances	(209,858)	210,195	(337)	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(119,852)	$219,484	$(337)	$—	$99,295

Net (Decrease) Increase in Cash and Cash Equivalents	(13,908)	18,733	10,835	—	15,660
Cash and Cash Equivalents at Beginning of Year	88,995	18,031	12,897	—	119,923
Cash and Cash Equivalents at End of Period	$75,087	$36,764	$23,732	$—	$135,583

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2013

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$87,296	$109,894	$12,981	$(122,875)	$87,296
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,893	48,246	271	—	59,410
Equity in earnings of subsidiaries	(122,875)	—	—	122,875	—
Stock-based compensation expense	6,623	—	—	—	6,623
Excess income tax benefit from stock-based compensation	(1,148)	—	—	—	(1,148)
Deferred income taxes	921	8,088	—	—	9,009
(Gain) loss on sale of property and equipment	—	49	—	—	49
Other long-term liabilities	24,359	(1,252)	—	—	23,107
Other non-cash items	(4,341)	622	—	—	(3,719)
Changes in other components of working capital	72,359	(184,543)	(17,715)	—	(129,899)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$74,087	$(18,896)	$(4,463)	$—	$50,728

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(21,267)	(21,093)	—	—	(42,360)
Proceeds from sale of property and equipment	6	2,657	—	—	2,663
Change in restricted cash	11,403	441	(15,721)	—	(3,877)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(9,858)	$(17,995)	$(15,721)	$—	$(43,574)

Cash Flows from Financing Activities:
Proceeds from debt	627,520	25,760	—	—	653,280
Repayment of debt	(647,795)	(29,000)	—	—	(676,795)
Business acquisition related payments	(31,038)	—	—	—	(31,038)
Excess income tax benefit from stock-based compensation	1,148	—	—	—	1,148
Issuance of common stock and effect of cashless exercise	(1,882)	—	—	—	(1,882)
Increase (decrease) in intercompany advances	12,150	(16,223)	4,073	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(39,897)	$(19,463)	$4,073	$—	$(55,287)

Net Increase (Decrease) in Cash and Cash Equivalents	24,332	(56,354)	(16,111)	—	(48,133)
Cash and Cash Equivalents at Beginning of Year	64,663	74,385	29,008	—	168,056
Cash and Cash Equivalents at End of Period	$88,995	$18,031	$12,897	$—	$119,923

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2012

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(265,400)	$(232,348)	$7,248	$225,100	$(265,400)
Adjustments to reconcile net income to net cash from operating activities:
Goodwill and intangible assets impairment	—	376,574	—	—	376,574
Depreciation and amortization	5,373	55,812	272	—	61,457
Equity in earnings of subsidiaries	225,100	—	—	(225,100)	—
Stock-based compensation expense	9,470	—	—	—	9,470
Adjustment of interest rate swap to fair value	264	—	—	—	264
Deferred income taxes	(20,220)	(5,386)	—	—	(25,606)
Loss on sale of investments	2,699	—			2,699
(Gain) loss on sale of property and equipment	—	316	—	—	316
Other long-term liabilities	(2,518)	(2,586)	—	—	(5,104)
Other non-cash items	(228)	376	—	—	148
Changes in other components of working capital	25,251	(268,525)	20,593	—	(222,681)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(20,209)	$(75,767)	$28,113	$—	$(67,863)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(15,041)	(26,311)	—	—	(41,352)
Proceeds from sale of property and equipment	364	11,395	—	—	11,759
Investments in available-for-sale securities	—	(535)	—	—	(535)
Proceeds from sale of available-for-sale securities	16,553	—	—	—	16,553
Change in restricted cash	(3,251)	(29)	—	—	(3,280)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(1,375)	$(15,480)	$—	$—	$(16,855)

Cash Flows from Financing Activities:
Proceeds from debt	688,425	—	—	—	688,425
Repayment of debt	(601,282)	(24,840)	—	—	(626,122)
Business acquisition related payments	(11,462)	—	—	—	(11,462)
Issuance of common stock and effect of cashless exercise	(308)	—	—	—	(308)
Debt issuance costs	(1,999)	—	—	—	(1,999)
Increase (decrease) in intercompany advances	(122,063)	137,980	(15,917)	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(48,689)	$113,140	$(15,917)	$—	$48,534

Net Increase (Decrease) in Cash and Cash Equivalents	(70,273)	21,893	12,196	—	(36,184)
Cash and Cash Equivalents at Beginning of Year	134,936	52,492	16,812	—	204,240
Cash and Cash Equivalents at End of Period	$64,663	$74,385	$29,008	$—	$168,056

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tutor Perini Corporation

Sylmar, California

We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tutor Perini Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

5
/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2015

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

10.3*

Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan (as amended on October 2, 2014 and included as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 2, 2014 and incorporated herein by reference.

10.33*	Tutor Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).
10.4*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).
10.5*

Form of Restricted Stock Unit Award Agreement under the Tutor Perini Corporation 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to Tutor Perini Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005).

10.6

Sixth Amended and Restated Credit Facility dated as of June 5, 2014, with Bank of America, N.A., in its capacity as administrative agent, Swing Line lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 9, 2014).

10.66

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

10.9*	Employment Agreement dated as of March 21, 2011, by and between Tutor Perini Corporation and James A. Frost (incorporated by reference to Exhibit 10.1 to Form 8−K filed on March 24, 2011).
10.1	Employment Agreement dated as of December 22.2014, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2014).
10.11*	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).
10.12	Commercial Lease Agreement, dated April 18, 2014 by and among Tutor-Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 7, 2014).
10.13	Industrial Lease Agreement, dated April 18, 2014 by and among Tutor-Perini Corporation and Kristra Investments, Ltd (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 7, 2014).
Exhibit 21	Subsidiaries of Tutor Perini Corporation - filed herewith.
Exhibit 23	Consent of Independent Registered Public Accounting Firm - filed herewith.
Exhibit 24	Power of Attorney - filed herewith.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.
Exhibit 95	Mine Safety Disclosure — filed herewith.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

______________

*     Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K