Form 10-Q
period 2015-03-31
TUTOR PERINI Corp
filed 2015-05-07
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at May 1, 2015 was 49,001,429.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Part I.  - Financial Information

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(Unaudited-in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,958	$135,583
Restricted cash	44,093	44,370
Accounts receivable, including retainage	1,394,120	1,479,504
Costs and estimated earnings in excess of billings	795,510	726,402
Deferred income taxes	17,962	17,962
Other current assets	74,367	68,735
Total current assets	2,472,010	2,472,556

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $228,211 in 2015 and $220,028 in 2014)	523,622	527,602

OTHER ASSETS:
Goodwill	585,006	585,006
Intangible assets, net	99,311	100,254
Other	86,531	87,897
Total assets	$3,766,480	$3,773,315

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

MARCH 31, 2015 AND DECEMBER 31, 2014

(Unaudited-in thousands, except share data)

	March 31, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$87,600	$81,292
Accounts payable, including retainage	802,191	798,174
Billings in excess of costs and estimated earnings	286,042	319,296
Accrued expenses and other current liabilities	152,916	159,814
Total current liabilities	1,328,749	1,358,576

LONG-TERM DEBT, less current maturities	795,742	784,067

DEFERRED INCOME TAXES	150,018	150,371

OTHER LONG-TERM LIABILITIES	113,507	114,796
Total liabilities	2,388,016	2,407,810

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value:
Authorized – 1,000,000 shares
Issued and outstanding – none	—	—
Common stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 49,001,429 shares and 48,671,492 shares	49,001	48,671
Additional paid-in capital	1,033,997	1,025,941
Retained earnings	337,637	332,511
Accumulated other comprehensive loss	(42,171)	(41,618)
Total stockholders' equity	1,378,464	1,365,505

Total liabilities and stockholders' equity	$3,766,480	$3,773,315

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited-in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$1,066,465	$955,233

Cost of operations	975,706	849,886

Gross profit	90,759	105,347

General and administrative expenses	70,675	63,850

INCOME FROM CONSTRUCTION OPERATIONS	20,084	41,497

Other (expense) income, net	(754)	(3,373)
Interest expense	(11,125)	(10,831)

Income before income taxes	8,205	27,293

Provision for income taxes	(3,079)	(11,354)

NET INCOME	$5,126	$15,939

BASIC EARNINGS PER COMMON SHARE	$0.11	$0.33

DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.33

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,747	48,440
Effect of dilutive stock options and restricted stock units	796	490
DILUTED	49,543	48,930

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited-in thousands)

	Three Months Ended
	March 31,
	2015	2014

NET INCOME	$5,126	$15,939

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	(964)	(490)
Change in fair value of investments	(16)	188
Change in fair value of interest rate swap	74	138
Other comprehensive income before taxes	(906)	(164)
INCOME TAX EXPENSE (BENEFIT):
Foreign currency translation	(376)	(204)
Change in fair value of investments	(6)	7
Change in fair value of interest rate swap	29	57
Income tax expense	(353)	(140)
NET OTHER COMPREHENSIVE INCOME (LOSS)	(553)	(24)

TOTAL COMPREHENSIVE INCOME	$4,573	$15,915

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited-in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance - December 31, 2014	$48,671	$1,025,941	$332,511	$(41,618)	$1,365,505
Net income	—	—	5,126	—	5,126
Other comprehensive income/(loss)	—	—	—	(553)	(553)
Total comprehensive income					4,573
Stock-based compensation expense	—	9,159	—	—	9,159
Issuance of common stock, net	330	(1,103)	—	—	(773)
Balance - March 31, 2015	$49,001	$1,033,997	$337,637	$(42,171)	$1,378,464

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$5,126	$15,939
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,594	14,659
Stock-based compensation expense	9,159	5,429
Deferred income taxes	—	45
(Gain) loss on sale of property and equipment	(276)	427
Other long-term liabilities	2,381	3,494
Other non-cash items	(2,227)	(427)
Changes in other components of working capital	(27,081)	(80,696)
NET CASH USED IN OPERATING ACTIVITIES	(2,324)	(41,130)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding certain financed purchases	(5,691)	(8,352)
Proceeds from sale of property and equipment	798	1,417
Change in restricted cash	277	(675)
NET CASH USED BY INVESTING ACTIVITIES	(4,616)	(7,610)

Cash Flows from Financing Activities:
Proceeds from debt	280,200	178,038
Repayment of debt	(262,112)	(113,551)
Business acquisition-related payments	—	(1,031)
Issuance of common stock and effect of cashless exercise	(773)	(1,575)
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,315	61,881

Net Increase in Cash and Cash Equivalents	10,375	13,141
Cash and Cash Equivalents at Beginning of Year	135,583	119,923
Cash and Cash Equivalents at End of Period	$145,958	$133,064

Supplemental Disclosure of Cash Paid For:
Interest	7,616	5,383
Income taxes	$8,057	$11,703
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements not included above	—	22,332

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

The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and December 31, 2014, results of operations and comprehensive income, for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The results of the three months ended March 31, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)     Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU addresses when an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. In April 2015, FASB proposed to defer the effective date of the ASU to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810). The goal of this ASU is to reduce the potentially distortive impact on reporting entities’ consolidated financial statements resulting from the consolidation of certain legal entities, including joint ventures and variable interest entities. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

There were no significant changes in contract estimates at completion that impacted gross profit for the three months ended March 31, 2015 and 2014.

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

Cash and cash equivalents and restricted cash consisted of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$61,903	$40,846
Company's share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	84,055	94,737
Total Cash and Cash Equivalents	$145,958	$135,583

Restricted Cash	$44,093	$44,370

(4)     Costs and estimated earnings in excess of billings

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Unbilled costs and profits incurred to date*	$241,631	$253,078
Unapproved change orders	235,242	161,375
Claims	318,637	311,949
	$795,510	$726,402

* Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at March 31, 2015 and December 31, 2014, approximately $43.4 million and $38.4 million, respectively, are the amounts subject to pending litigation or dispute resolution proceedings as described in Note 7 — Contingencies and Commitments. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value. Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of March 31, 2015 and December 31, 2014 were $312.0 million and $310.3 million, respectively, compared to the carrying value of $298.8 million as of both March 31, 2015 and December 31, 2014. The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same financial instruments at March 31, 2015 and December 31, 2014. The carrying values of the remaining balance of the Company’s long-term debt of $584.5 million and $566.6 million at March 31, 2015 and December 31, 2014, respectively, were estimated to approximate their fair values.

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At March 31, 2015	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$145,958	$145,958	$—	$—
Restricted cash (1)	44,093	44,093	—	—
Investments in lieu of retainage (2)	31,425	22,670	8,755	—
Total	$221,476	$212,721	$8,755	$—

Liabilities:
Interest rate swap contract (3)	$305	$—	$305	$—
Contingent consideration (4)	25,560	—	—	25,560
	$25,865	$—	$305	$25,560

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
At December 31, 2014	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (1)	$135,583	$135,583	$—	$—
Restricted cash (1)	44,370	44,370	—	—
Investments in lieu of retainage (2)	33,224	25,761	7,463	—
Total	$213,177	$205,714	$7,463	$—

Liabilities:
Interest rate swap contract (3)	$381	$—	$381	$—
Contingent consideration (4)	24,814	—	—	24,814
	$25,195	$—	$381	$24,814

(1)

Cash, cash equivalents and restricted cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(2)

Investments in lieu of retainage are classified as account receivables, including retainage and are comprised primarily of money market funds for which fair value is determined through quoted market prices. Investment in lieu of retainage also includes U.S. Treasury Notes and other municipal bonds for which fair value is determined through quoted market prices and other similar high quality investments whose values are determined from readily-available pricing sources for comparable instruments.

(3)

As discussed in Note 10 — Financial Commitments, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its former $200 million five-year term loan. The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012. This term loan was paid off and the then current amount refinanced on June 5, 2014, providing for a $250 million term loan maturing on June 5, 2019. The interest rate swap continues on its original basis for the initial term and amount and finalizes on June 30, 2016. Bank of America calculates the fair market value of the interest rate swap liability by utilizing a mark-to-market valuation model that is based on current observable interest rates, expected future interest rates and the Company’s credit risk. The Company reviews the mark-to-market valuation when determining the fair value of the interest rate swap liability to be recognized. This liability is classified as a component of other long-term liabilities.

(4)

The liabilities listed as of March 31, 2015 and December 31, 2014 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement periods for purchase price analyses for the acquisitions have concluded.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three months ended March 31, 2015 and 2014.

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2015 and 2014:

Contingent
Consideration
(in thousands)
Balance at December 31, 2014	$24,814
Fair value adjustments included in other income (expense), net	746
Contingent consideration settled	—
Balance at March 31, 2015	$25,560

Contingent
Consideration
(in thousands)
Balance at December 31, 2013	$46,022
Fair value adjustments included in other income (expense), net	3,404
Contingent consideration settled	(1,031)
Balance at March 31, 2014	$48,395

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

(6)     Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation. The Company did not observe any changes in facts or circumstances during the three months ended March 31, 2015 that would indicate a material adverse change to the fourth quarter 2014 concluded valuation.

The Company tests intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the three months ended March 31, 2014 that would indicate that the carrying value of its intangible assets may not be recoverable.

The following table presents the carrying amount of goodwill allocated to the Company’s reporting units as of March 31, 2015:

			Specialty
	Civil	Building	Contractors	Total
	(in thousands)

Gross Goodwill Balance	$492,074	$424,724	$156,193	$1,072,991
Accumulated Impairment	(76,716)	(411,269)	—	(487,985)
Balance at December 31, 2014	$415,358	$13,455	$156,193	$585,006
Current activity	—	—	—	—
Balance at March 31, 2015	$415,358	$13,455	$156,193	$585,006

Intangible assets consist of the following:

	March 31, 2015				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(9,451)	(23,232)	41,667	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(15,921)	(16,645)	7,234	11.4 years
Construction contract backlog	73,706	(73,706)	—	—	3.6 years
Total	$311,456	$(99,078)	$(113,067)	$99,311

	December 31, 2014				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period

	(in thousands)

Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(8,829)	(23,232)	42,289	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(15,600)	(16,645)	7,555	11.4 years
Construction contract backlog	73,706	(73,706)	—	—	3.6 years
Total	$311,456	$(98,135)	$(113,067)	$100,254

Amortization expense for the three months ended March 31, 2015 totaled $0.9 million. As of March 31, 2015, amortization expense is estimated to be $2.8 million for the remainder of 2015, $3.5 million in 2016, $3.5 million in 2017, $3.5 million in 2018, $3.5 million in 2019 and $32.1 million thereafter.

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

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others, which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties. In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest. In the remanded proceedings, the Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3.0 million after deducting $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP. The parties filed post-trial motions for costs and fees. The Court ruled that TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial, and no party could recover attorneys’ fees. TSP appealed the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its sureties’ request for attorneys’ fees. LAMTA subsequently filed its cross-appeal. In June 2014, the Court of Appeal issued its decision reversing judgment on the People’s Unfair Competition claim and reversing the denial of TSP’s Sureties’ request for attorney’s fees and affirming the remainder of the judgment. In January 2015, payment was made by LAMTA in the amount of $3.8 million in settlement of all outstanding issues except for the attorney’s fees for TSP’s Sureties.

Subsequent to the Court of Appeal’s June 2014 decision, LAMTA filed a request for hearing before the California Supreme Court, challenging the Court of Appeal’s decision that TSP’s Sureties are entitled to attorney’s fees. In September 2014, the Supreme Court denied the MTA’s petition for Review. In September 2014, the Court of Appeal remitted the case back to the trial court to make further rulings consistent with the decision of the Court of Appeal. In November 2014, the court set the hearing on the motion for TSP’s Surety’s attorney’s fees for March 2015, the date of which was subsequently re-set for May 1, 2015.

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

In November 2014, the Appellate Division First Department affirmed the dismissal of the City’s affirmative defenses and counterclaims based on DBE fraud. Discovery is ongoing.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The agreed upon settlement has not had an impact on the Company’s recorded accounting position as of the period ended March 31, 2015. The execution of that settlement agreement continues under the supervision of a mediator appointed by the Bankruptcy Court. Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.8 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses. In August 2013, the Court granted TPC’s motion to dismiss the City’s affirmative defenses and counterclaims relating to fraud. In September 2013, the City filed a Notice of Appeal to the Court’s decision; said appeal was dismissed by the Appellate Court in November 2014.  In February 2015, the Court set a due date of July 2015 for the Note of Issue to be filed, at which point it is expected case will be scheduled for trial.

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

WPH filed a cross-complaint alleging non-conforming and defective work for approximately $51 million, primarily related to alleged defects, misallocated costs, and liquidated damages. WPH revised the amount of their counterclaims to approximately $45 million.

Following multiple post-trial motions, final judgment was entered in this matter on March 20, 2014. TSC was awarded total judgment in the amount of $19.7 million on its breach of contract claim, which includes an award of interest up through the date of judgment, plus attorney’s fees and costs. WPH has paid $0.6 million of that judgment. WPH was awarded total judgment in the amount of $3.1 million on its construction defect claims, which includes interest up through the date of judgment. The awards are not offsetting. WPH and its Sureties have filed a notice of appeal. TSC has filed a notice of appeal on the defect award. In July 2014, the Court ordered WPH to post an additional supersedeas bond on appeal, in the amount of $1.7 million, in addition to the lien release bond of $22.3 million, which increases the security up to $24.0 million. Oral argument on the appeals is anticipated to be scheduled for early 2016.

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

In December 2012, a jury verdict was received in favor of King County in the amount of $155.8 million and a verdict in favor of VPFK in the amount of $26.3 million. In late April 2013, the Court ruled on post-trial motions and ordered VPFK’s sureties to pay King County’s attorneys’ fees and costs in the amount of $14.7 million. All other motions were denied. On May 7, 2013, VPFK paid the full verdict amount and the associated fees, thus terminating any interest on the judgment. VPFK’s notice of appeal was filed on May 31, 2013. King County has appealed approximately $17.0 million of the verdict award in VPFK’s favor and VPFK’s sureties have appealed the Court’s order granting King County’s request for legal fees and costs. Oral argument was held on March 9, 2015 and a decision is expected within three to six months.

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable. In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses. In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range. As of March 31, 2015, there were no changes in facts or circumstances that led management to believe that there were any changes to the probability of outcomes. The amount of payments in excess of the established contingent liability is recorded in Accounts Receivable on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2015. Estimating and recording future outcomes of litigation proceedings require significant judgment and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company’s financial results. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

In June 2012, an arbitration panel awarded FSE a total of approximately $11.9 million. Subsequently, the Court affirmed FSE’s position, however, decided that only $8.5 million of the total arbitration award of $11.9 million can be recovered against the payment bond. In December 2014, FSE filed its reply for the motion for re-argument with regard to the reduction in recoverable costs against the payment bond.

This matter was fully settled in April 2015 and payment was received. The settlement amount was consistent with the Company’s recorded position and, accordingly, the settlement did not have a material impact on the Company’s consolidated financial statements.

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

R&S has filed three certified claims against NOAA for contract adjustments related to the unresolved Owner change orders, delays, design deficiencies and other claims. The First Certified Claim was submitted on August 20, 2013, in the amount of $26.8 million ("First Certified Claim") and the second certified claim was submitted on October 30, 2013, in the amount of $2.6 million ("Second Certified Claim") and the Third Certified Claim was submitted on October 1, 2014 in the amount of $0.7 million.

NOAA requested an extension of nine months to issue a decision on the First Certified Claim, but did not request an extension of time related to review of the Second Certified Claim. On January 6, 2014, R&S filed suit in the United States Federal Court of Claims on the Second Certified Claim plus interest and attorney's fees and costs. This was followed by submission of a law suit on the First Certified Claim on July 31, 2014. In October 2014, the court ordered that the two lawsuits be consolidated for purposes of oral argument on the respective Motions to Dismiss. In February 2015 the Court denied NOAA’s motion to dismiss the Second Certified Claim. In March 2014 the Contracting Officer issued decisions on all Claims accepting a total of approximately $1.0 million of the Claims. The Court has ordered both parties to submit a joint status summary setting forth whether the case should now be consolidated and a schedule for discovery should be set.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

(8)     Income Taxes

The Company’s income tax provision was  $3.1 million for the three months ended March 31, 2015, compared to the income tax provision of  $11.4 million for the three months ended March 31, 2014. The effective income tax rate was 37.5% as compared to 41.6% for the same period in 2014.

As of March 31, 2015, the total amount of unrecognized tax benefits, including related interest and penalties was $7.8 million. If the total amount of unrecognized tax benefits was recognized, $6.9 million of unrecognized tax benefits and $0.9 million of interest would decrease the effective tax rate.

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

The Company intends to settle stock awards in shares upon vesting to the extent that the Company has shares available under the Plan. A total of 114,928 shares of common stock remain available for future grant under the Plan at March 31, 2015.

Restricted Stock Unit Awards

Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. Upon vesting, each restricted stock unit award is exchanged for one share of the Company’s common stock. The grant date fair values of these awards are determined based on the closing price of the Company’s stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. As of March 31, 2015, the Compensation Committee has approved the grant of an aggregate of 6,228,430 restricted stock unit awards under the 2004 Stock Option and Incentive Plan (and amendments) to eligible participants.

During March of 2015, the Compensation Committee established the 2015 performance targets for 291,500 restricted stock units awarded in 2015, 2013, and 2012. The restricted stock unit awards granted during the first quarter of 2015 had a weighted average grant date fair value of $23.35. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of the grant.

During March of 2014, the Compensation Committee established the 2014 performance targets for 866,500 restricted stock units awarded in 2014, 2013, and 2012. The restricted stock unit awards granted during the first quarter of 2014 had a weighted average grant date fair value of $27.33. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of the grant.

1,560 restricted stock unit awards were forfeited during the three months ended March 31, 2015.

During the three months ended March 31, 2015 and 2014, the Company recognized $5.6 million and $3.9 million, respectively, of compensation expense related to restricted stock unit awards, and such expense is included in general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2015,  there was $19.9 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.5 years.

A summary of restricted stock unit awards activity for the three months ended March 31, 2015 is as follows:

			Aggregate
		Weighted Average	Intrinsic
	Number	Grant Date	Value
	of Shares	Fair Value	(in thousands)
Granted and Unvested - January 1, 2015	1,056,597	$26.54	$25,432
Activity during the three months ended March 31, 2015:
Vested	(335,940)	$27.64	$7,323
Granted	291,500	$23.35	$6,807
Forfeited	(1,560)	$28.59	$—
Total Granted and Unvested - March 31, 2015	1,010,597	$27.78	$23,597
Approved for grant	709,500	(a)	$16,567
Total Awarded and Unvested - March 31, 2015	1,720,097	n.a.	$40,164

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at March 31, 2015 are scheduled to vest as follows, subject where applicable to the achievement of performance targets. As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards
2015	5,000
2016	302,500
2017	957,597
2018	296,000
2019	159,000
1,720,097

35,000 of the unvested restricted stock unit awards will vest based on the satisfaction of service requirements and 1,685,097 of the unvested restricted stock unit awards will vest based on the satisfaction of both service requirements and the achievement of performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions) or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of March 31, 2015, the Compensation Committee has approved the award of an aggregate of 3,385,465 stock options to eligible participants.

In March 2015, the Compensation Committee established certain performance targets for 259,000 stock options awarded in 2015, 2014, 2013, and 2012. The stock option awards granted during the first quarter of 2015 had a weighted average grant date fair value of $12.64.

In March 2014, the Compensation Committee established certain performance targets for 714,000 stock options awarded in 2014, 2013 and 2012. The stock option awards granted during the first quarter of 2014 had a weighted average grant date fair value of $17.69.

For the three months ended March 31, 2015 and 2014, the Company recognized compensation expense of $3.6 million and $1.5 million, respectively, related to stock option awards, and such expenses are included in general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2015, there was $7.5 million of unrecognized compensation expense related to the outstanding options, which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 2.4 years.

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

		Weighted Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Total Granted and Outstanding - January 1, 2015	1,989,000	$12.75	$19.63
Activity during the three months ended March 31, 2015:
Granted	259,000	$12.64	$16.07
Exercised	—	$—	$—
Forfeited	—	$—	$—
Total Granted and Outstanding - March 31, 2015	2,248,000	$12.50	$19.22
Approved for grant	677,000	(a)	20.75
Total Awarded and Outstanding - March 31 2015	2,925,000	n.a.	19.57

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 1,485,000 stock options that have vested and were exercisable at March 31, 2015 at a weighted average exercise price of $19.57 per share.

Of the remaining stock options outstanding, approximately 475,000 stock options will vest based on the satisfaction of service requirements and 2,450,000 stock options will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At March 31, 2015, the outstanding stock options of 2,248,000 had an intrinsic value of $11.2 million and a weighted average remaining contractual life of 5.9 years.

The following table details the key assumptions used in estimating the grant date fair values of stock option awards granted during the first quarter of 2015 based on the Black Scholes option pricing model using the following key assumptions:

Awarded during	2015	2013	2013	2012
Number of options	100,000	5,000	4,000	150,000
Risk-free interest rate	1.46%	1.67%	1.67%	1.15%
Expected life of options (years)	5.50	6.76	6.75	4.06
Expected volatility of underlying stock	45.11%	49.29%	49.29%	45.92%
Expected quarterly dividends (per share)	$0.00	$0.00	$0.00	$0.00

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

Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Credit Facility. The obligations under the Credit Facility are secured by a lien on all personal property of the Company and its subsidiaries party thereto. Any outstanding loans under the Revolving Facility and the Term Loan mature on June 5, 2019. The Term Loan balance was $238.8 million at March 31, 2015. The Company was in compliance with the financial covenants under the Credit Facility for the period ended March 31, 2015.

The Company had $185.0 million of outstanding borrowings under its Revolving Facility as of March 31, 2015 and $130.0 million as of December 31, 2014. The net change in borrowings under the Revolving Facility comprises all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows. The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million as of March 31, 2015 and $1.0 million as of December 31, 2014. Accordingly, at March 31, 2015, the Company had $114.8 million available to borrow under the Revolving Facility.

(11)     Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share were similarly computed after giving consideration to the dilutive effect of stock options and restricted stock unit awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings per common share for the three months ended March 31, 2015 excluded the antidilutive effect of 10,000 antidilutive restricted stock awards. The computation of diluted earnings per common share for the three months ended March 31, 2015 excluded the antidilutive effect of 519,000 stock options. The computation of diluted earnings per common share excluded 260,000 stock option shares during the three months ended March 31, 2014 because these shares would have an antidilutive effect.

(12)     Business Segments

The Company’s chief operating decision maker is the Chairman and Chief Executive Officer, who decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from construction operations and cash flow.

The following table sets forth certain reportable segment information relating to the Company’s operation for the three months ended March 31, 2015 and 2014 (in thousands):

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Three Months Ended March 31, 2015
Total revenues	$392,876	$416,063	$293,017	$1,101,956	$—		$1,101,956

Elimination of intersegment revenues	(18,202)	(17,233)	(56)	(35,491)	—		(35,491)
Revenues from external customers	$374,674	$398,830	$292,961	$1,066,465	$—		$1,066,465
Income from construction operations	$30,593	$(2,279)	$10,524	$38,838	$(18,754)	*	$20,084

Three Months Ended March 31, 2014
Total revenues	$376,392	$311,315	$292,145	$979,852	$—		$979,852

Elimination of intersegment revenues	(11,236)	(13,383)	—	(24,619)	—		(24,619)
Revenues from external customers	$365,156	$297,932	$292,145	$955,233	$—		$955,233
Income from construction operations	$44,345	$1,823	$7,817	$53,985	$(12,488)	*	$41,497

* Consists primarily of corporate general and administrative expenses.

The following table sets forth certain reportable segment information relating to the Company’s total assets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Building	$684,116	$680,933
Civil	1,722,877	1,814,170
Specialty Contractors	801,699	775,162
Totals	$3,208,692	$3,270,265
Corporate *	557,788	503,050
Consolidated Total	$3,766,480	$3,773,315

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

The following table sets forth the net periodic benefit cost by component for March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest cost	$1,011	$1,030
Expected return on plan assets	(1,256)	(1,192)
Amortization of net loss	1,460	1,077
Net periodic benefit cost	$1,215	$915

The Company contributed $0.9 million and $0.6 million to its defined benefit pension plan during the three months ended 2015 and 2014, respectively. The Company expects to contribute an additional $1.8 million to its defined benefit pension plan during the remainder of fiscal year 2015.

(14)     Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements. On April 18, 2014, the Company and Ronald N. Tutor entered into two separate lease agreements, replacing the former leases which terminated on May 31, 2014. Each of the new leases is effective June 1, 2014 with new monthly payments of an aggregate of $0.2 million, and an increase at the rate of the greater of 3% per annum or the Consumer Price Index (“CPI”) for the Los Angeles metropolitan area beginning on June 1, 2015. Both new leases provide for purchase/sell options of the facilities at fair market value beginning on June 1, 2021 and June 1, 2025. Also under both leases, the fair market value is to be agreed upon by both parties, or determined by a consensus of independent qualified appraisers. Lease expense for these new leases and the former leases until date of termination, recorded on a straight-line basis, was $0.8 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. Currently the Company has a 30% interest in a joint venture with O&G as the sponsor involving a highway construction project for the State of Connecticut, with an estimated total contract value of approximately $362 million, scheduled for completion in 2016. Under this arrangement, O&G provides project-related equipment and services directly to the customer (on customary trade terms). In accordance with the joint venture agreement, payments to O&G for equipment and services for March 31, 2015 and March 31, 2014 were $2.0 million and $1.5 million, respectively. O&G’s cumulative holdings of the Company’s stock were 500,000 shares at both March 31, 2015 and March 31, 2014, or 1.02% and 1.03%, respectively, of total common shares outstanding.

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

CONDENSED CONSOLIDATING BALANCE SHEET - MARCH 31, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and Cash Equivalents	$71,938	$49,241	$24,779	$—	$145,958
Restricted Cash	3,369	4,991	35,733	—	44,093
Accounts Receivable	363,404	1,093,631	36,982	(99,897)	1,394,120
Costs and Estimated Earnings in Excess of Billings	85,124	771,851	152	(61,617)	795,510
Deferred Income Taxes	—	15,639	—	2,323	17,962
Other Current Assets	40,006	43,169	17,988	(26,796)	74,367
Total Current Assets	563,841	1,978,522	115,634	(185,987)	2,472,010

Long-term Investments
Property and Equipment, net	89,708	429,669	4,245	—	523,622
Intercompany Notes and Receivables	—	176,388	—	(176,388)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible Assets, net	—	99,311	—	—	99,311
Investment in Subsidiaries	2,160,682	19,516	50	(2,180,248)	—
Other	81,425	10,625	—	(5,519)	86,531
	$2,895,656	$3,299,037	$119,929	$(2,548,142)	$3,766,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$34,733	$52,867	—	—	$87,600
Accounts Payable	188,282	730,611	1,420	(118,122)	802,191
Billings in Excess of Costs and Estimated Earnings	129,662	174,709	34	(18,363)	286,042
Accrued Expenses and Other Current Liabilities	24,689	85,045	59,531	(16,349)	152,916
Total Current Liabilities	377,366	1,043,232	60,985	(152,834)	1,328,749

Long-term Debt, less current maturities	740,095	96,166	—	(40,519)	795,742
Deferred Income Taxes	142,104	7,914	—	—	150,018
Other Long-term Liabilities	111,536	1,971	—	—	113,507
Intercompany Notes and Advances Payable	145,689	—	28,619	(174,308)	—

Contingencies and Commitments	—	—	—	—	—

Stockholders’ Equity	1,378,866	2,149,754	30,325	(2,180,481)	1,378,464
	$2,895,656	$3,299,037	$119,929	$(2,548,142)	$3,766,480

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2014

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and Cash Equivalents	$75,087	$36,764	$23,732	$—	$135,583
Restricted Cash	3,369	5,274	35,727	—	44,370
Accounts Receivable	299,427	1,246,635	37,064	(103,622)	1,479,504
Costs and Estimated Earnings in Excess of Billings	70,344	700,362	152	(44,456)	726,402
Deferred Income Taxes	—	15,639	—	2,323	17,962
Other Current Assets	39,196	42,750	24,397	(37,608)	68,735
Total Current Assets	487,423	2,047,424	121,072	(183,363)	2,472,556

Long-term Investments	—	—	—	—	—
Property and Equipment, net	92,413	430,876	4,313	—	527,602
Intercompany Notes and Receivables	—	122,401	—	(122,401)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible Assets, net	—	100,254	—	—	100,254
Investment in Subsidiaries	2,154,562	19,519	50	(2,174,131)	—
Other	83,503	9,847	—	(5,453)	87,897
	$2,817,901	$3,315,327	$125,435	$(2,485,348)	$3,773,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$34,776	$46,516	$—	$—	$81,292
Accounts Payable	186,958	716,851	3,749	(109,384)	798,174
Billings in Excess of Costs and Estimated Earnings	139,020	185,807	2,672	(8,203)	319,296
Accrued Expenses and Other Current Liabilities	33,018	95,177	58,571	(26,952)	159,814
Total Current Liabilities	393,772	1,044,351	64,992	(144,539)	1,358,576

Long-term Debt, less current maturities	712,460	112,060	—	(40,453)	784,067
Deferred Income Taxes	142,457	7,914	—	—	150,371
Other Long-term Liabilities	112,899	1,897	—	—	114,796
Intercompany Notes and Advances Payable	90,373	—	35,619	(125,992)	—

Contingencies and Commitments

Stockholders’ Equity	1,365,939	2,149,105	24,824	(2,174,363)	1,365,505
	$2,817,900	$3,315,327	$125,435	$(2,485,347)	$3,773,315

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$236,292	$885,103	$4,291	$(59,221)	$1,066,465
Cost of Operations	209,833	825,094	—	(59,221)	975,706

Gross Profit	26,459	60,009	4,291	—	90,759

General and Administrative Expenses	25,035	45,166	474	—	70,675

INCOME FROM CONSTRUCTION OPERATIONS	1,424	14,843	3,817	—	20,084

Equity in Earnings of Subsidiaries	11,940	—	—	(11,940)	—
Other (Expense) Income, net	(2,068)	1,196	118	—	(754)
Interest Expense	(10,264)	(861)	—	—	(11,125)

Income (Loss) before Income Taxes	1,032	15,178	3,935	(11,940)	8,205

Benefit (Provision) for Income Taxes	4,094	(5,696)	(1,477)	—	(3,079)

NET INCOME (LOSS)	$5,126	$9,482	$2,458	$(11,940)	$5,126

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(598)	—	—	598	—
Foreign currency translation	—	(588)	—	—	(588)
Change in fair value of investments	—	(10)	—	—	(10)
Change in fair value of interest rate swap	45	—	—	—	45
Total Other Comprehensive (Loss) Income	(553)	(598)	—	598	(553)

Total Comprehensive Income (Loss)	$4,573	$8,884	$2,458	$(11,342)	$4,573

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$226,847	$763,636	—	$(35,250)	$955,233
Cost of Operations	193,814	697,908	(6,586)	(35,250)	849,886

Gross Profit	33,033	65,728	6,586	—	105,347

General and Administrative Expenses	17,795	45,620	435	—	63,850

(LOSS) INCOME FROM CONSTRUCTION OPERATIONS	15,238	20,108	6,151	—	41,497

Equity in Earnings of Subsidiaries	15,281	—	—	(15,281)	—
Other (Expense) Income, net	(4,095)	602	120	—	(3,373)
Interest Expense	(10,017)	(814)	—	—	(10,831)

Income (Loss) before Income Taxes	16,407	19,896	6,271	(15,281)	27,293

Provision for Income Taxes	(468)	(8,277)	(2,609)	—	(11,354)

NET INCOME (LOSS)	$15,939	$11,619	$3,662	$(15,281)	$15,939

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(105)	—	—	105	—
Tax adjustment on minimum pension liability	—	—	—	—	—
Foreign currency translation	—	(286)	—	—	(286)
Change in fair value of investments	—	181	—	—	181
Change in fair value of interest rate swap	81	—	—	—	81
Total Other Comprehensive (Loss) Income	(24)	(105)	—	105	(24)

Total Comprehensive Income (Loss)	$15,915	$11,514	$3,662	$(15,176)	$15,915

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$5,126	$9,482	$2,458	$(11,940)	$5,126
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,223	5,303	68	—	10,594
Equity in earnings of subsidiaries	(11,940)	—	—	11,940	—
Stock-based compensation expense	9,159	—	—	—	9,159
Deferred income taxes	(24,392)	24,392	—	—	—
(Gain) loss on sale of investments	(17)	17	—	—	—
(Gain) loss on sale of property and equipment	17	(293)	—	—	(276)
Other long-term liabilities	(1,288)	3,669	—	—	2,381
Other non-cash items	1,176	(3,403)	—	—	(2,227)
Changes in other components of working capital	(73,266)	43,701	2,484	—	(27,081)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(90,202)	82,868	5,010	—	(2,324)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(729)	(4,962)	—	—	(5,691)
Proceeds from sale of property and equipment	—	798	—	—	798
Increase (decrease) in intercompany advances	—	(57,146)	—	57,146	—
Change in restricted cash	—	283	(6)	—	277
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(729)	(61,027)	(6)	57,146	(4,616)

Cash Flows from Financing Activities:
Proceeds from debt	280,200	—	—	—	280,200
Repayment of debt	(252,748)	(9,364)	—	—	(262,112)
Issuance of common stock and effect of cashless exercise	(773)	—	—	—	(773)
Increase (decrease) in intercompany advances	61,103	—	(3,957)	(57,146)	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	87,782	(9,364)	(3,957)	(57,146)	17,315

Net (Decrease) Increase in Cash and Cash Equivalents	(3,149)	12,477	1,047	—	10,375
Cash and Cash Equivalents at Beginning of Year	75,087	36,764	23,732	—	135,583
Cash and Cash Equivalents at End of Period	$71,938	$49,241	$24,779	$—	$145,958

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$15,939	$11,619	$3,662	$(15,281)	$15,939
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,780	12,947	(68)	—	14,659
Equity in earnings of subsidiaries	(15,281)	—	—	15,281	—
Stock-based compensation expense	5,316	113	—	—	5,429
Excess income tax benefit from stock-based compensation	—	—	—	—	—
Deferred income taxes	4,624	(4,579)	—	—	45
(Gain) loss on sale of property and equipment	427	—	—	—	427
Other long-term liabilities	2,886	608	—	—	3,494
Other non-cash items	855	(1,282)	—	—	(427)
Changes in other components of working capital	(48,652)	(37,991)	5,947	—	(80,696)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(32,106)	(18,565)	9,541	—	(41,130)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(4,041)	(4,311)	—	—	(8,352)
Proceeds from sale of property and equipment	(427)	1,844	—	—	1,417
Change in restricted cash	15,465	(664)	(15,476)	—	(675)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	10,997	(3,131)	(15,476)	—	(7,610)

Cash Flows from Financing Activities:
Proceeds from debt	250,656	(72,618)	—	—	178,038
Repayment of debt	(179,032)	65,481	—	—	(113,551)
Business acquisition related payments	—	(1,031)	—	—	(1,031)
Excess income tax benefit from stock-based compensation	—	—	—	—	—
Issuance of common stock and effect of cashless exercise	(1,575)	—	—	—	(1,575)
Increase (decrease) in intercompany advances	(63,312)	60,771	2,541	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	6,737	52,603	2,541	—	61,881

Net Increase (Decrease) in Cash and Cash Equivalents	(14,372)	30,907	(3,394)	—	13,141
Cash and Cash Equivalents at Beginning of Year	88,995	18,031	12,897	—	119,923
Cash and Cash Equivalents at End of Period	$74,623	$48,938	$9,503	$—	$133,064

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at March 31, 2015 and the results of our operations for March 31, 2015 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We believe our leadership position as the contractor of choice for large, complex civil and building projects will support our long-term backlog growth. We continue to strategically focus on growing our business by pursuing and obtaining higher-margin public works projects and building projects on an opportunistic basis. In addition, we continue to leverage our unique, substantial self-performance and schedule control capabilities to obtain additional large-scale civil and building awards. We have capitalized on this leadership position and these synergies with various recent significant new awards and pending awards (see Backlog Analysis on page 30).

The following tables set forth our consolidated condensed statement of operations:

	Consolidated Results of Operations
			% Change
	Three Months Ended		Favorable
	March 31,		(Unfavorable)
	2015	2014	2015 vs. 2014
	(In thousands)
Revenues	$1,066,465	$955,233	11.6%
Cost of operations	975,706	849,886	(14.8)%
Gross profit	90,759	105,347	(13.8)%
General and administrative expenses	70,675	63,850	(10.7)%
Income from construction operations	20,084	41,497	(51.6)%
Other income (expense), net	(754)	(3,373)	77.6%
Interest expense	(11,125)	(10,831)	(2.7)%
Income before income taxes	8,205	27,293	(69.9)%
Provision for income taxes	(3,079)	(11,354)	72.9%
Net income (loss)	$5,126	$15,939	(67.8)%

	Consolidated Results of Operations
	Three Months Ended March 31,
	2015	2014
	(As a percentage of Revenues)
Revenues	100.0%	100.0%
Cost of operations	91.5%	89.0%
Gross profit	8.5%	11.0%
General and administrative expenses	6.6%	6.7%
Income from construction operations	1.9%	4.3%
Other income (expense), net	(0.1)%	(0.4)%
Interest expense	(1.0)%	(1.1)%
Income (loss) before income taxes	0.8%	2.8%
(Provision) benefit for income taxes	(0.3)%	(1.2)%
Net income (loss)	0.5%	1.6%

Revenues were $1,066.5 million for the three months ended March 31, 2015 compared to $955.2 million for the same period in 2014. Income from construction operations was $20.1 million for the three months ended March 31, 2015 compared to $41.5 million for the same period in 2014. Net income for the three months ended March 31, 2015 was $5.1 million compared to $15.9 million for the same period in 2014. Basic and diluted earnings per share were $0.11 and $0.10, respectively, for the three months ended March 31, 2015, compared to basic and diluted earnings per share of $0.33 for the same period in 2014.

Revenues increased approximately $111 million for the three months ended March 31, 2015 compared to the same period in 2014 due primarily to increased activity on various smaller building projects in multiple states, an industrial project in California, certain mixed-use facility projects in multiple states, several large mass transit projects in New York, and bridge projects in the Midwest. The increase was partially offset by decreased activity on various smaller electrical projects in the southern U.S. and certain tunnel projects on the West Coast.

The decrease in net income for the three months ended March 31, 2015 compared to the same period in 2014 was due primarily to decreased activity on certain higher-margin projects that contributed significantly in the first quarter of 2014, but had a negligible contribution in the first quarter of 2015, and decreased activity on certain tunnel projects on the West Coast.

At March 31, 2015, working capital was  $1,143.3 million, an increase of $29.3 million from $1,114.0 million at December 31, 2014.

Backlog Analysis

During the first quarter of 2015, we booked various new awards and adjustments to existing contracts into backlog across each of our business segments, and ended the quarter with contract backlog of approximately $7.8 billion, consistent with the same level at December 31, 2014. Significant new awards included a $239 million hospitality building project, a $117 million mixed-use building project, and a $58 million highway improvement project, all in Pennsylvania; a  $56 million tunnel project in New York; and a $50 million educational building project in Mississippi.

In addition to our existing backlog, we continue to have a significant volume of pending contract awards, including up to $2.3 billion in various future phases of the Hudson Yards project, approximately $1.3 billion for four building projects in California, and approximately $700 million in various other contracts. We anticipate booking many of these and other pending awards into backlog over the next several quarters. We continue tracking several large-scale civil and building prospects for both public and private sector customers as we further leverage our self-performance and schedule control capabilities.

The following table provides an analysis of our backlog by business segment for March 31, 2015:

	Backlog at	New Business	Revenues	Backlog at
	December 31, 2014	Awarded (1)	Recognized	March 31, 2015
	(in millions)
Civil	$3,563.2	$223.3	$(374.7)	$3,411.8
Building	2,187.8	465.8	(398.8)	2,254.8
Specialty Contractors	2,080.7	334.0	(293.0)	2,121.7
Total	$7,831.7	$1,023.1	$(1,066.5)	$7,788.3

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 — Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our critical accounting policies are also identified and discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU addresses when an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810). The goal of this ASU is to reduce the potentially distortive impact on reporting entities’ consolidated financial statements resulting from the consolidation of certain legal entities, including joint ventures and variable interest entities. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

There were no significant changes in contract estimates at completion that impacted gross profit for the three months ended March 31, 2015 and 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2014

Revenues

The following table summarizes our revenues by business segment with the prior year.

	Revenues for the
	Three Months Ended March 31,
(dollars in millions)	2015	2014	$ Change	% Change
Civil	$374.7	$365.2	$9.5	2.6%
Building	398.8	297.9	100.9	33.9%
Specialty Contractors	293.0	292.1	0.9	0.3%
Total	$1,066.5	$955.2	$111.3	11.7%

Civil Segment

Civil segment revenues increased  $9.5 million, or 2.6%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase was due primarily to increased activity on several large mass transit projects in New York and on various bridge projects in the Midwest. The increase was partially offset by decreased activity on certain tunnel projects on the West Coast and on certain higher-margin projects.

Building Segment

Building segment revenues increased  $100.9 million, or 33.9%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to increased activity on various smaller building projects in California, the southern U.S., and Florida, as well as on an industrial project in California, certain mixed-use facility projects in New York (including Hudson Yards), California, and Louisiana, and certain hospitality and gaming projects in Mississippi and Florida. The increase was partially offset by decreased activity on certain courthouse projects.

Specialty Contractors Segment

Specialty Contractors segment revenues increased  $0.9 million, or 0.3%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to increased activity on various electrical and mechanical projects in New York. The increase was partially offset by decreased activity on various smaller electrical projects in the southern U.S., as well as on electrical projects at the World Trade Center and mechanical projects at the United Nations in New York.

Income from Construction Operations

The following table summarizes our income from construction operations by business segment.

	Income from Construction Operations
	and Operating Margins
	Three Months Ended March 31,				Change in
	2015		2014		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$30.6	8.2%	$44.4	12.2%	$(13.8)	(31.1)%	(4.0)%
Building	(2.3)	(0.6)%	1.8	0.6%	(4.1)	(227.8)%	(1.2)%
Specialty Contractors	10.5	3.6%	7.8	2.7%	2.7	34.6%	0.9%
	38.8	3.6%	54.0	5.7%	(15.2)	(28.1)%	(2.1)%
Corporate	(18.8)	(1.8)%	(12.5)	(1.3)%	(6.3)	(50.4)%	(0.5)%
Income from construction operations	$20.0	1.9%	$41.5	4.3%	$(21.5)	(51.8)%	(2.4)%

Civil Segment

Civil segment income from construction operations decreased $13.8 million, or 31.1%, for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was due primarily to the decreased activity discussed above under Revenues.

Civil segment operating margin declined to 8.2% for the three months ended March 31, 2015, compared to 12.2% for the same period in 2014. The reduction in Civil segment operating margin was due primarily to the decreased activity discussed above under Revenues.

Building Segment

Building segment income from construction operations decreased  $4.1 million, or 227.8%, for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was due primarily to an unfavorable adjustment to the estimated recovery for a certain office building project on the East Coast.

Building segment operating margin declined to -0.6% for the three months ended March 31, 2015, compared to 0.6% for the same period in 2014. The reduction in Building segment operating margin was due primarily to the unfavorable adjustment discussed above.

Specialty Contractors Segment

Specialty Contractors segment income from construction operations increased  $2.7 million, or 34.6% for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to improved performance in certain business units, especially in our mechanical unit in New York and in our concrete placement unit.

Specialty Contractors segment operating margin increased to 3.6% for the three months ended March 31, 2015, compared to 2.7% for the same period in 2014 due primarily to the reasons discussed above.

Corporate

Corporate general and administrative expenses increased $6.3 million, or 50.4%, for the three months ended March 31, 2015 compared to the same period in 2014 due primarily to increased performance-based incentive compensation expense.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	March 31, 2015	March 31, 2014	$ Change	% Change
Three Months Ended
Other income (expense), net	$(0.8)	$(3.4)	$2.6	(76.5)%
Interest expense	(11.1)	(10.8)	(0.3)	2.8%
Provision for income taxes	(3.1)	(11.4)	8.3	(72.8)%

Other expense net decreased $2.6 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was due primarily to a reduction in expense recognized for changes in contingent consideration liabilities associated with historical acquisitions.

Interest expense increased $0.3 million for the three months ended March 31, 2015, compared to the same period in 2014.

Provision for income taxes was $3.1 million for the three months ended March 31, 2015, as compared to $11.4 million for the same period in 2014.  The effective income tax rate was 37.5% for March 31, 2015, compared to 41.6% for the same period in 2014. The decrease in the effective tax rate for March 31, 2015, compared to the same period in 2014, was primarily due to favorable discrete tax item adjustments related to the prior year tax positions.

Liquidity and Capital Resources

Cash and Working Capital

At March 31, 2015 and December 31, 2014, cash held by us and available for general corporate purposes was $61.9 million and $40.8 million, respectively. Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $84.1 million and $94.7 million at March 31, 2015 and December 31, 2014, respectively, and our restricted cash was $44.1 million and $44.4 million at March 31, 2015 and December 31, 2014, respectively. We believe that our cash flows will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

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

A summary of cash flows for each of the three months ended March 31, 2015 and 2014 is set forth below:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Cash flows from:
Operating activities	$(2.3)	$(41.1)
Investing activities	(4.6)	(7.6)
Financing activities	17.3	61.9
Net increase in cash	10.4	13.2
Cash at beginning of year	135.5	119.9
Cash at end of period	$145.9	$133.1

During the three months ended March 31, 2015, we used $2.3 million in cash from operating activities. In the first quarter of 2015 we received full and final payments related to settlements reached on the MGM City Center matter and on a separate more recently completed building project. Because of strong collections in December 2014, we were required to make substantial payments to subcontractors and other vendors early in the first quarter of 2015, and we funded significant working capital associated with several of our larger civil and building projects that are underway but are yet to reach certain billing milestones. Ten projects collectively required us to fund more than $90 million of cost during the first quarter of 2015. We used $4.6 million in cash from investing activities, due primarily to the acquisition of property and equipment of $5.7 million offset by the sale of property and construction equipment of $0.8 million. We received $17.3 million in cash from financing activities, due primarily to increased borrowings under our Credit Facility offset by cash used for scheduled debt repayments.

At March 31, 2015, we had working capital of $1,143.3 million, a ratio of current assets to current liabilities of 1.86, and a ratio of debt to equity of 0.64 compared to working capital of $1,114.0 million, a ratio of current assets to current liabilities of 1.82 and a ratio of debt to equity of 0.63 at December 31, 2014.

Long-term Debt

Debt was $883.3 million at March 31, 2015, an increase of $17.9 million from $865.4 million at December 31, 2014,  due primarily to a net increase in borrowings of $55.0 million on the revolving line of credit offset by payments of $37.1 million on other debt. We utilized the revolving facility for outstanding letters of credit in the amount of $0.2 million. Accordingly, at March 31, 2015, we had $114.8 million available to borrow under our credit agreement. We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Excluding the outstanding borrowings of $185.0 million on our revolving line of credit, the unsecured senior notes of $298.8 million and our $238.8 million term loan (which had a first loan payment due on September 30, 2014), the remaining balance of $160.7 million of our outstanding debt is generally secured by the underlying assets. Our debt to equity ratio was 0.64 as of March 31, 2015 compared to 0.63 as of December 31, 2014.

On June 5, 2014, the Company entered into the Credit Facility, restructuring its former $300 million revolving credit facility and $200 million Term Loan. All outstanding amounts under the Fifth Amended and Restated Credit Agreement were repaid in full using proceeds of the Credit Facility. The new agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”) and a $250 million term loan (the “Term Loan”) with Bank of America, N.A. as administrative agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The Term Loan principal is to be repaid on a quarterly basis, with 6.0% of the original total outstanding principal repaid in year 1, 9.0% in year 2, 12.0% in year 3, 15.0% in year 4 and 13.5% in year 5 along with a balloon payment of the remaining 44.5%.  Borrowings under the Revolving Credit Facility will bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Borrowings under the Term Loan bear interest based on LIBOR plus an applicable margin. Included in the Credit Facility is a special provision allowing an additional accordion provision, which the Company may opt to utilize at a future date to increase either the Revolving Credit Facility or establish one or more new term loan commitments, up to an aggregate amount not to exceed $300 million. The Credit Facility provides a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million. Both the Revolving Credit Facility and the Term Loan are estimated to mature on June 5, 2019.

As of the filing date of this Form 10-Q, we are in compliance and expect to continue to be in compliance with the financial covenants under the Credit Facility.

There were no other material changes in our contractual obligations during the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

We do not have financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except that we participate in one variable interest entity. This entity does not have and is not reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise from such relationships.

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

other risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015.

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

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014. For an update to those disclosures, see Note 7 — Contingencies and Commitments to Consolidated Condensed Financial Statements.

Item 1A. Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from those risk factors during the three months ended March 31, 2015.

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

Tutor Perini Corporation
Registrant

Date: May 7, 2015	/s/Michael J. Kershaw
Michael J. Kershaw,
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer