Form 10-Q
period 2015-06-30
TUTOR PERINI Corp
filed 2015-08-06
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at August 3, 2015 was 49,069,589.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Part I.  - Financial Information

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

(Unaudited-in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,917	$135,583
Restricted cash	39,493	44,370
Accounts receivable, including retainage	1,553,514	1,479,504
Costs and estimated earnings in excess of billings	816,480	726,402
Deferred income taxes	17,952	17,962
Other current assets	103,243	68,735
Total current assets	2,637,599	2,472,556

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $237,168 in 2015 and $220,028 in 2014)	537,833	527,602

OTHER ASSETS:
Goodwill	585,006	585,006
Intangible assets, net	98,368	100,254
Other	84,830	87,897
Total assets	$3,943,636	$3,773,315

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

JUNE 30, 2015 AND DECEMBER 31, 2014

(Unaudited-in thousands, except share data)

	June 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$86,101	$81,292
Accounts payable, including retainage	963,230	798,174
Billings in excess of costs and estimated earnings	263,400	319,296
Accrued expenses and other current liabilities	166,198	159,814
Total current liabilities	1,478,929	1,358,576

LONG-TERM DEBT, less current maturities	806,652	784,067

DEFERRED INCOME TAXES	150,193	150,371

OTHER LONG-TERM LIABILITIES	113,284	114,796
Total liabilities	2,549,058	2,407,810

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value:
Authorized – 1,000,000 shares
Issued and outstanding – none	—	—
Common stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 49,069,589 shares and 48,671,492 shares	49,070	48,671
Additional paid-in capital	1,039,425	1,025,941
Retained earnings	349,414	332,511
Accumulated other comprehensive loss	(43,331)	(41,618)
Total stockholders' equity	1,394,578	1,365,505

Total liabilities and stockholders' equity	$3,943,636	$3,773,315

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited-in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$1,312,438	$1,084,510	$2,378,903	$2,039,743

Cost of operations	1,213,818	954,979	2,189,524	1,804,865

Gross profit	98,620	129,531	189,379	234,878

General and administrative expenses	67,739	64,088	138,414	127,938

INCOME FROM CONSTRUCTION OPERATIONS	30,881	65,443	50,965	106,940

Other income (expense), net	100	(6,974)	(655)	(10,347)
Interest expense	(10,989)	(10,857)	(22,113)	(21,688)

Income before income taxes	19,992	47,612	28,197	74,905

Provision for income taxes	(8,215)	(19,067)	(11,294)	(30,421)

NET INCOME	$11,777	$28,545	$16,903	$44,484

BASIC EARNINGS PER COMMON SHARE	$0.24	$0.59	$0.35	$0.92

DILUTED EARNINGS PER COMMON SHARE	$0.24	$0.58	$0.34	$0.91

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,028	48,543	48,890	48,492
Effect of dilutive stock options and restricted stock units	800	510	798	500
DILUTED	49,828	49,053	49,688	48,992

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited-in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET INCOME	$11,777	$28,545	$16,903	$44,484

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	(1,877)	590	(2,841)	100
Change in fair value of investments	(122)	99	(138)	287
Change in fair value of interest rate swap	99	120	173	258
Other comprehensive income before taxes	(1,900)	809	(2,806)	645
INCOME TAX EXPENSE (BENEFIT):
Foreign currency translation	(731)	243	(1,107)	39
Change in fair value of investments	(48)	106	(54)	113
Change in fair value of interest rate swap	39	44	68	101
Income tax expense	(740)	393	(1,093)	253
NET OTHER COMPREHENSIVE INCOME (LOSS)	(1,160)	416	(1,713)	392

TOTAL COMPREHENSIVE INCOME	$10,617	$28,961	$15,190	$44,876

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Unaudited-in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance - December 31, 2014	$48,671	$1,025,941	$332,511	$(41,618)	$1,365,505
Net income	—	—	16,903	—	16,903
Other comprehensive income/(loss)	—	—	—	(1,713)	(1,713)
Total comprehensive income					15,190
Tax effect of stock-based compensation	—	(162)	—	—	(162)
Stock-based compensation expense	—	13,324	—	—	13,324
Issuance of common stock, net	399	322	—	—	721
Balance - June 30, 2015	$49,070	$1,039,425	$349,414	$(43,331)	$1,394,578

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$16,903	$44,484
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	21,434	30,078
Stock-based compensation expense	13,324	9,920
Excess income tax benefit from stock-based compensation	(162)	—
Deferred income taxes	(177)	(64)
Loss on sale of investments	—	1,786
(Gain) loss on sale of property and equipment	(313)	427
Other long-term liabilities	42	5,559
Other non-cash items	(3,259)	1,562
Changes in other components of working capital	(79,550)	(155,187)
NET CASH USED IN OPERATING ACTIVITIES	(31,758)	(61,435)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(29,544)	(26,730)
Proceeds from sale of property and equipment	1,122	1,906
Proceeds from sale of available-for-sale securities	—	44,497
Change in restricted cash	4,877	(33)
NET CASH (USED BY) PROVIDED BY INVESTING ACTIVITIES	(23,545)	19,640

Cash Flows from Financing Activities:
Proceeds from debt	473,490	717,484
Repayment of debt	(446,239)	(649,282)
Business acquisition-related payments	—	(1,260)
Excess income tax benefit from stock-based compensation	162	—
Issuance of common stock and effect of cashless exercise	(776)	(1,531)
Debt issuance costs	—	(3,681)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,637	61,730

Net (Decrease) Increase in Cash and Cash Equivalents	(28,666)	19,935
Cash and Cash Equivalents at Beginning of Year	135,583	119,923
Cash and Cash Equivalents at End of Period	$106,917	$139,858

Supplemental Disclosure of Cash Paid For:
Interest	$26,148	$21,830
Income taxes	$19,717	$33,668
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements not included above	$—	$27,045

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and December 31, 2014, results of operations and comprehensive income, for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU addresses when an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB delayed the effective date by one year and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

During the three months ended June 30, 2015, the Company’s results of operations were negatively impacted because of an unfavorable change in the estimated cost to complete for a certain Building segment project. This change in estimate resulted in a $14.7 million decrease in income from construction operations, an $8.7 million decrease in net income, and a $0.17 decrease in diluted earnings per share (“EPS”) during the three months ended June 30, 2015.

During the three months ended June 30, 2014, the Company’s results of operations were positively impacted because of changes in the estimated cost recovery on two Civil segment projects based on certain legal rulings issued during the period. One project had a favorable ruling, resulting in a $24.2 million increase, and the second project had an unfavorable ruling, resulting in a $9.4 million decrease. Together, these changes in estimates resulted in a $14.8 million increase in income from construction operations, an $8.8 million increase in net income, and an $0.18 increase in diluted EPS during the three months ended June 30, 2014.

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

Cash and cash equivalents and restricted cash consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$48,394	$40,846
Company's share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	58,523	94,737
Total Cash and Cash Equivalents	$106,917	$135,583

Restricted Cash	$39,493	$44,370

(4)     Costs and estimated earnings in excess of billings

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Unbilled costs and profits incurred to date (a)	$248,561	$253,078
Unapproved change orders	274,134	161,375
Claims	293,785	311,949
	$816,480	$726,402

(a) Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at June 30, 2015 and December 31, 2014,  approximately $41.3 million and $38.4 million, respectively, are the amounts subject to pending litigation or dispute resolution proceedings as described in Note 7 — Contingencies and Commitments. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value. Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of June 30, 2015 and December 31, 2014 were $310.1 million and $310.3 million, respectively, compared to the carrying value of $298.9 million and $298.8 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same financial instruments at June 30, 2015 and December 31, 2014. The carrying values of the remaining balance of the Company’s long-term debt of $593.9 million and $566.6 million at June 30, 2015 and December 31, 2014, respectively, were estimated to approximate their fair values.

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
As of June 30, 2015	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (a)	$106,917	$106,917	$—	$—
Restricted cash (a)	39,493	39,493	—	—
Investments in lieu of retainage (b)	36,482	26,579	9,903	—
Total	$182,892	$172,989	$9,903	$—

Liabilities:
Interest rate swap contract (c)	$208	$—	$208	$—
Contingent consideration (d)	26,334	—	—	26,334
	$26,542	$—	$208	$26,334

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
As of December 31, 2014	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (a)	$135,583	$135,583	$—	$—
Restricted cash (a)	44,370	44,370	—	—
Investments in lieu of retainage (b)	33,224	25,761	7,463	—
Total	$213,177	$205,714	$7,463	$—

Liabilities:
Interest rate swap contract (c)	$381	$—	$381	$—
Contingent consideration (d)	24,814	—	—	24,814
	$25,195	$—	$381	$24,814

(a)

Cash, cash equivalents and restricted cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(b)

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

(c)

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

(d)

The liabilities listed as of June 30, 2015 and December 31, 2014 above represent the contingent consideration for the Company’s acquisitions in 2011 for which the measurement periods for purchase price analyses for the acquisitions have concluded.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and six months ended June 30, 2015 and 2014.

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2015 and 2014:

Contingent
Consideration
(in thousands)
Balance at December 31, 2014	$24,814
Fair value adjustments included in other income (expense), net	746
Contingent consideration settled	—
Balance at March 31, 2015	$25,560
Fair value adjustments included in other income (expense), net	774
Contingent consideration settled	—
Balance at June 30, 2015	$26,334

Contingent
Consideration
(in thousands)
Balance at December 31, 2013	$46,022
Fair value adjustments included in other income (expense), net	3,404
Contingent consideration settled	(1,031)
Balance at March 31, 2014	$48,395
Fair value adjustments included in other income (expense), net	2,162
Contingent consideration settled	(229)
Balance at June 30, 2014	$50,328

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

(6)     Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation. The Company did not observe any changes in facts or circumstances during the three and six months ended June 30, 2015 that would indicate a material adverse change to the fourth quarter 2014 concluded valuation.

The Company tests intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the three and six months ended June 30, 2015 that would indicate that the carrying value of its intangible assets may not be recoverable.

The following table presents the carrying amount of goodwill allocated to the Company’s reporting units as of June 30, 2015:

			Specialty
	Civil	Building	Contractors	Total
	(in thousands)
Gross Goodwill Balance	$492,074	$424,724	$156,193	$1,072,991
Accumulated Impairment	(76,716)	(411,269)	—	(487,985)
Balance at December 31, 2014	$415,358	$13,455	$156,193	$585,006
Current activity	—	—	—	—
Balance at June 30, 2015	$415,358	$13,455	$156,193	$585,006

Intangible assets consist of the following:

	June 30, 2015				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(10,073)	(23,232)	41,045	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(16,242)	(16,645)	6,913	11.4 years
Construction contract backlog	73,706	(73,706)	—	—	N/A
Total	$311,456	$(100,021)	$(113,067)	$98,368

	December 31, 2014				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(8,829)	(23,232)	42,289	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(15,600)	(16,645)	7,555	11.4 years
Construction contract backlog	73,706	(73,706)	—	—	3.6 years
Total	$311,456	$(98,135)	$(113,067)	$100,254

Amortization expense was $1.0 million and $1.9 million for the three and six months ended June 30, 2015 compared to $3.7 million and $7.3 million during the same periods 2014. The following table presents estimated amortization expense of intangible assets for the remainder of 2015 and for the succeeding years:

Fiscal Year	(in millions
2015 (six months remaining)	$1.8
2016	3.5
2017	3.5
2018	3.5
2019	3.5
Thereafter	32.2
Total	$48.0

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

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

During 1995, Tutor-Saliba-Perini (“Joint Venture”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“LAMTA”), seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects, all of which were completed by 1996. In 1999, LAMTA countered with civil claims under the California False Claims Act against the Joint Venture, Tutor-Saliba and the Company jointly and severally (together, “TSP”), and obtained a judgment that was reversed on appeal and remanded for retrial before a different judge.

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

On May 1, 2015, TSP’s Surety’s motions for attorney’s fees were heard, and the Court issued its written ruling on May 5, 2015 in favor of TSP’s Sureties for a total award of $2.1 million. The Court denied adding interest onto these amounts. On June 26, 2015, payment was made by LAMTA for these amounts, which was received by TSP. On June 23, 2015, TSP’s Sureties filed a Notice of Appeal challenging the amount awarded to seek an increase.

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

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, seeking damages in the amount of $53.8 million. In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT which resulted in an amount of $0.5 million payable to the Company and formally closed out the project, which allowed the Company’s claim to be re-filed. The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012. In May 2012, the NYSDOT served its answer and counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to disadvantaged business enterprise (“DBE”) requirements for the project. The Court subsequently ruled that NYSDOT’s counterclaims may only be asserted as a defense and offset to the Company’s claims and not as affirmative claims. In November 2014, the Appellate Division First Department affirmed the dismissal of the City’s affirmative defenses and counterclaims based on DBE fraud. The Company does not expect the counterclaims to have any material effect on its consolidated financial statements. Discovery is ongoing.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The agreed upon settlement has not had an impact on the Company’s recorded accounting position as of the period ended June 30, 2015. The execution of that settlement agreement continues under the supervision of a mediator appointed by the Bankruptcy Court. Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.8 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses. In August 2013, the Court granted TPC’s motion to dismiss the City’s affirmative defenses and counterclaims relating to fraud. In September 2013, the City filed a Notice of Appeal to the Court’s decision; said appeal was dismissed by the Appellate Court in November 2014.  The Note of Issue is due to be filed on August 11, 2015, at which point the case is expected to be scheduled for trial. Discovery is ongoing.

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

Following multiple post-trial motions, final judgment was entered in this matter on March 20, 2014. TSC was awarded total judgment in the amount of $19.7 million on its breach of contract claim, which includes an award of interest up through the date of judgment, plus attorney’s fees and costs. WPH has paid $0.6 million of that judgment. WPH was awarded total judgment in the amount of $3.1 million on its construction defect claims, which includes interest up through the date of judgment. The awards are not offsetting. WPH and its Sureties have filed a notice of appeal. TSC has filed a notice of appeal on the defect award. In July 2014, the Court ordered WPH to post an additional supersedeas bond on appeal, in the amount of $1.7 million, in addition to the lien release bond of $22.3 million, which increases the security up to $24.0 million. Oral argument, if any, on the appeals is anticipated to be scheduled for early 2016.

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

In April 2010, King County filed a lawsuit alleging damages in the amount of $74 million, plus costs, for VPFK’s failure to complete specified components of the project in the King County Superior Court, State of Washington. Shortly thereafter, VPFK filed a counterclaim in the amount of approximately $75 million, seeking reimbursement for additional costs incurred as a result of differing site conditions, King County’s defective specifications, and for damages sustained on VPFK’s tunnel boring machines (“TBM”), and increased costs as a result of hyperbaric interventions. VPFK’s claims were presented to a Dispute Resolution Board (“DRB”) who generally found that King County was liable to VPFK for VPFK’s claims for encountering differing site conditions, including damages to the TBM, but not on claims related to defective design specifications. From June through August 2012, each party filed several motions for summary judgment on certain claims and requests in preparation for trial, which were heard and ruled upon by the Court. The Court granted and denied various requests of each party related to evidence and damages.

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

The ultimate financial impact of King County’s lawsuit is not yet specifically determinable. In the fourth quarter of 2012, management developed a range of possible outcomes and has recorded a charge to income and a contingent liability of $5.0 million in accrued expenses. In developing a range of possible outcomes, management considered the jury verdict, continued litigation and potential settlement strategies. Management determined that there was no estimate within the range of possible outcomes that was more probable than the other and recorded a liability at the low end of the range. As of June 30, 2015, there were no changes in facts or circumstances that led management to believe that there were any changes to the probability of outcomes. The amount of payments in excess of the established contingent liability is recorded in Accounts Receivable on the Company’s Consolidated Condensed Balance Sheet as of June 30, 2015. Estimating and recording future outcomes of litigation proceedings require significant judgment and assumptions about the future, which are inherently subject to risks and uncertainties. If a final recovery turns out to be materially less favorable than our estimates, this may have a significant impact on the Company’s financial results. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

R&S has filed three certified claims against NOAA for contract adjustments related to the unresolved Owner change orders, delays, design deficiencies and other claims. The First Certified Claim was submitted on August 20, 2013, in the amount of $26.8 million ("First Certified Claim") and the Second Certified Claim was submitted on October 30, 2013, in the amount of $2.6 million ("Second Certified Claim") and the Third Certified Claim was submitted on October 1, 2014 in the amount of $0.7 million (“Third Certified Claim”).

NOAA requested an extension to issue a decision on the First Certified Claim and on the Third Certified Claim, but did not request an extension of time to review the Second Certified Claim. On January 6, 2014, R&S filed suit in the United States Federal Court of Claims on the Second Certified Claim plus interest and attorney's fees and costs. This was followed by a submission of a law suit on the First Certified Claim on July 31, 2014. In February 2015 the Court denied NOAA’s motion to dismiss the Second Certified Claim. In March 2015 the Contracting Officer issued decisions on all Claims accepting a total of approximately $1.0 million of claims and denying approximately $29.5 million of claims. On April 14, 2015, the Court consolidated the cases and has commenced discovery through July 2016. No trial date has been set.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

(8)     Income Taxes

The Company’s income tax provision was $8.2 million and $11.3 million for the three and six months ended June 30, 2015 compared to the income tax provision of $19.1 million and $30.4 million for the three and six months ended June 30, 2014. The effective income tax rate was 41.1% and 40.1% for the three and six months ended June 30, 2015, respectively, compared to 40.0% and 40.6% for the same period in 2014.

As of June 30, 2015, the total amount of unrecognized tax benefits, including related interest and penalties was $7.9 million. If the total amount of unrecognized tax benefits was recognized, $6.8 million of unrecognized tax benefits and $1.1 million of interest would decrease the effective tax rate.

(9)     Stock-Based Compensation

The Company is authorized to grant up to 8,500,000 stock-based compensation awards to key executives, employees, other key persons, including consultants, and directors of the Company under the Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock unit awards, unrestricted stock awards, deferred stock awards and dividend equivalent rights. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors who also administers the Plan.

The Company intends to settle stock awards in shares upon vesting to the extent that the Company has shares available under the Plan. A total of 46,768 shares of common stock remain available for future grant under the Plan at June 30, 2015.

Restricted Stock Unit Awards

Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. Upon vesting, each restricted stock unit award is exchanged for one share of the Company’s common stock. The grant date fair values of these awards are determined based on the closing price of the Company’s stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. As of June 30, 2015, the Compensation Committee has approved the grant of an aggregate of 6,276,430 restricted stock unit awards under the 2004 Stock Option and Incentive Plan (and amendments) to eligible participants.

During the six months ended June 30, 2015, the Compensation Committee established the 2015 performance targets for 321,500 restricted stock units awarded in 2015, 2013, and 2012. The restricted stock unit awards granted during the first half of 2015 had a weighted average grant date fair value of $23.07. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of the grant.

During the six months ended June 30, 2014, the Compensation Committee established the 2014 performance targets for 866,500 restricted stock units awarded in 2014, 2013, and 2012. The restricted stock unit awards granted during the first half of 2014 had a weighted average grant date fair value of $27.33. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of the grant.

1,560 restricted stock unit awards were forfeited during the six months ended June 30, 2015.

During the three and six months ended June 30, 2015, the Company recognized $3.0 million and $8.6 million, respectively, of compensation expense related to restricted stock unit awards, as compared to $3.2 million and $7.0 million during the three and six months ended June 30, 2014. Such expense is included in general and administrative expenses in the Consolidated Condensed Statements of Operations. As of June 30, 2015, there was $15.8 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 1.6 years.

A summary of restricted stock unit awards activity for the six months ended June 30, 2015 is as follows:

			Aggregate
		Weighted Average	Intrinsic
	Number	Grant Date	Value
	of Shares	Fair Value	(in thousands)
Granted and Unvested - January 1, 2015	1,056,597	$26.54	$25,432
Activity during the six months ended June 30, 2015:
Vested	(365,940)	$27.18	$7,896
Granted	321,500	$23.07	$6,938
Forfeited	(1,560)	$28.59	$—
Total Granted and Unvested - June 30, 2015	1,010,597	$26.70	$21,809
Approved for grant	709,500	$ (a)	$15,311
Total Awarded and Unvested - June 30, 2015	1,720,097	$ n.a.	$37,120

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

The outstanding unvested awards at June 30, 2015 are scheduled to vest as follows, subject where applicable to the achievement of performance targets. As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards
2015	5,000
2016	302,500
2017	957,597
2018	296,000
2019	159,000
1,720,097

35,000 of the unvested restricted stock unit awards will vest based on the satisfaction of service requirements and 1,685,097 of the unvested restricted stock unit awards will vest based on the satisfaction of both service requirements and the achievement of performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions) or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of June 30, 2015, the Compensation Committee has approved the award of an aggregate of 3,385,465 stock options to eligible participants.

During the six months ended June 30, 2015, the Compensation Committee established certain performance targets for 259,000 stock options awarded in 2015, 2014, 2013, and 2012. The stock option awards granted during the first half of 2015 had a weighted average grant date fair value of $12.48.

During the six months ended June 30, 2014, the Compensation Committee established certain performance targets for 714,000 stock options awarded in 2014, 2013 and 2012. The stock option awards granted during the first half of 2014 had a weighted average grant date fair value of $17.69.

For the three and six months ended June 30, 2015, the Company recognized compensation expense related to stock option awards of $1.1 million and $4.7 million, respectively, as compared to $1.3 million and $2.9 million for the three and six months ended June 30, 2014, respectively. Such expenses are included in general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2015, there was $5.1 million of unrecognized compensation expense related to the outstanding options, which, absent significant forfeitures in the future, is expected to be recognized over a weighted average period of approximately 1.2 years.

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

		Weighted Average
	Number	Grant Date		Exercise
	of Shares	Fair Value		Price
Granted and Outstanding - January 1, 2015	1,989,000		$12.75	$19.63
Activity during the six months ended June 30, 2015:
Granted	259,000		$12.48	$16.07
Exercised	—		$—	$—
Forfeited	—		$—	$—
Total Granted and Outstanding - June 30, 2015	2,248,000		$11.93	$19.22
Approved for grant	677,000	$	(a)	$20.82
Total Awarded and Outstanding - June 30, 2015	2,925,000	$	n/a	$19.59

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee.

There were 1,485,000 stock options that have vested and were exercisable at June 30, 2015 at a weighted average exercise price of $19.57 per share.

Of the remaining stock options outstanding, approximately 15,000 stock options will vest based on the satisfaction of service requirements and 1,425,000 stock options will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At June 30, 2015, the outstanding stock options of 2,248,000 had an intrinsic value of $8.4 million and a weighted average remaining contractual life of 5.7 years.

No stock options were granted during the second quarter of 2015. The following table details the key assumptions used in estimating the grant date fair values of stock option awards granted during the first quarter of 2015 based on the Black Scholes option pricing model using the following key assumptions:

Awarded during	2015	2013	2012
Number of options	100,000	9,000	150,000
Risk-free interest rate	1.46%	1.77%	1.15%
Expected life of options (years)	5.50	5.68	4.06
Expected volatility of underlying stock	45.11%	43.92%	45.92%
Expected quarterly dividends (per share)	$—	$—	$—

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

Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Credit Facility. The obligations under the Credit Facility are secured by a lien on all personal property of the Company and its subsidiaries party thereto. Any outstanding loans under the Revolving Facility and the Term Loan mature on June 5, 2019. The Term Loan balance was $235.0 million at June 30, 2015. The Company was in compliance with the financial covenants under the Credit Facility for the period ended June 30, 2015.

The Company had $185.0 million of outstanding borrowings under its Revolving Facility as of June 30, 2015 and $130.0 million as of December 31, 2014. The net change in borrowings under the Revolving Facility comprises all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows. The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million as of June 30, 2015 and $1.0 million as of December 31, 2014. Accordingly, at June 30, 2015, the Company had $114.8 million available to borrow under the Revolving Facility.

(11)     Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share were similarly computed after giving consideration to the dilutive effect of stock options and restricted stock unit awards outstanding on the weighted average number of common shares outstanding. The computation of diluted earnings per common share for the three and six months ended June 30, 2015 excluded the antidilutive effect of 120,097 and 65,049 antidilutive restricted stock awards. The computation of diluted earnings per common share for the three and six months ended June 30, 2015 excluded the antidilutive effect of 628,000 and 573,500 stock options.

(12)     Business Segments

The Company’s chief operating decision maker is the Chairman and Chief Executive Officer, who decides how to allocate resources and assess performance of the business segments. Generally, the Company evaluates performance of its operating segments on the basis of income from construction operations and cash flow.

The following table sets forth certain reportable segment information relating to the Company’s operation for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Three Months Ended June 30, 2015
Total revenues	$573,360	$472,247	$326,798	$1,372,405	$—		$1,372,405
Elimination of intersegment revenues	(39,180)	(20,843)	56	(59,967)	—		(59,967)
Revenues from external customers	$534,180	$451,404	$326,854	$1,312,438	$—		$1,312,438
Income from construction operations	$46,329	$(12,592)	$13,743	$47,480	$(16,599)	(a)	$30,881

Three Months Ended June 30, 2014
Total revenues	$398,123	$390,353	$321,959	$1,110,435	$—		$1,110,435
Elimination of intersegment revenues	(7,584)	(18,341)	—	(25,925)	—		(25,925)
Revenues from external customers	$390,539	$372,012	$321,959	$1,084,510	$—		$1,084,510
Income from construction operations	$58,002	$7,674	$12,633	$78,309	$(12,866)	(a)	$65,443

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Six Months Ended June 30, 2015
Total revenues	$966,236	$888,309	$619,816	$2,474,361	$—		$2,474,361
Elimination of intersegment revenues	(57,382)	(38,076)	—	(95,458)	—		(95,458)
Revenues from external customers	$908,854	$850,233	$619,816	$2,378,903	$—		$2,378,903
Income from construction operations	$76,923	$(14,870)	$24,267	$86,320	$(35,355)	(a)	$50,965

Six Months Ended June 30, 2014
Total revenues	$774,515	$701,668	$614,104	$2,090,287	$—		$2,090,287
Elimination of intersegment revenues	(18,820)	(31,724)	—	(50,544)	—		(50,544)
Revenues from external customers	$755,695	$669,944	$614,104	$2,039,743	$—		$2,039,743
Income from construction operations	$102,347	$9,497	$20,450	$132,294	$(25,354)	(a)	$106,940

(a)	Consists primarily of corporate general and administrative expenses.

The following table sets forth certain reportable segment information relating to the Company’s total assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
(in thousands)
Building	$671,060	$680,933
Civil	1,934,040	1,814,170
Specialty Contractors	863,831	775,162
Totals	$3,468,931	$3,270,265
Corporate (a)	474,705	503,050
Consolidated Total	$3,943,636	$3,773,315

(a)	Consists principally of Cash and Cash Equivalents and corporate transportation equipment.

(13)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective September 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth the net periodic benefit cost by component for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Interest cost	$1,011	$1,030	$2,022	$2,060
Expected return on plan assets	(1,256)	(1,192)	(2,512)	(2,384)
Amortization of net loss	1,460	1,077	2,920	2,154
Net periodic benefit cost	$1,215	$915	$2,430	$1,830

The Company contributed $1.4 million and $1.5 million to its defined benefit pension plan during the six months ended June 30, 2015 and 2014, respectively. The Company expects to contribute an additional $1.3 million to its defined benefit pension plan during the remainder of fiscal year 2015.

(14)     Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements. On April 18, 2014, the Company and Ronald N. Tutor entered into two separate lease agreements, replacing the former leases which terminated on May 31, 2014. Each of the new leases is effective June 1, 2014 with new monthly payments of an aggregate of $0.2 million, and an increase at the rate of the greater of 3% per annum or the Consumer Price Index (“CPI”) for the Los Angeles metropolitan area beginning on June 1, 2015. Both new leases provide for purchase/sell options of the facilities at fair market value beginning on June 1, 2021 and June 1, 2025. Also under both leases, the fair market value is to be agreed upon by both parties, or determined by a consensus of independent qualified appraisers. Lease expense for these new leases and the former leases until date of termination, recorded on a straight-line basis, was $0.8 million and $1.6 million for three and six months ended June 30, 2015, respectively. Lease expense for these new leases and the former leases until date of termination, recorded on a straight-line basis, was $0.6 million and $1.3 million for three and six months ended June 30, 2014, respectively.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. Currently the Company has a 30% interest in a joint venture with O&G as the sponsor involving a highway construction project for the State of Connecticut, with an estimated total contract value of approximately $362 million, scheduled for completion in 2016. Under this arrangement, O&G provides project-related equipment and services directly to the customer (on customary trade terms). In accordance with the joint venture agreement, payments to O&G for equipment and services for the three and six months ended June 30, 2015 were $3.2 million and $5.2 million, respectively. Payments to O&G for equipment and services for the three and six months ended June 30, 2014 were $1.9 million and $3.4 million, respectively. O&G’s cumulative holdings of the Company’s stock were 500,000 shares at both June 30, 2015 and June 30, 2014, or 1.02% and 1.03%, respectively, of total common shares outstanding.

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

CONDENSED CONSOLIDATING BALANCE SHEET - JUNE 30, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and Cash Equivalents	$63,130	$30,780	$13,007	$—	$106,917
Restricted Cash	3,369	4,935	31,189	—	39,493
Accounts Receivable	432,447	1,180,502	39,656	(99,091)	1,553,514
Costs and Estimated Earnings in Excess of Billings	87,446	801,198	152	(72,316)	816,480
Deferred Income Taxes	2,323	15,629	—	—	17,952
Other Current Assets	51,069	49,382	38,448	(35,656)	103,243
Total Current Assets	$639,784	$2,082,426	$122,452	$(207,063)	$2,637,599

Long-term Investments	$—	$—	$—	$—	$—
Property and Equipment, net	108,970	424,659	4,204	—	537,833
Intercompany Notes and Receivables	—	183,867	—	(183,867)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible Assets, net	—	98,368	—	—	98,368
Investment in Subsidiaries	2,144,042	4	50	(2,144,096)	—
Other	80,149	10,230	—	(5,549)	84,830
	$2,972,945	$3,384,560	$126,706	$(2,540,575)	$3,943,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$40,737	$45,364	$—	$—	$86,101
Accounts Payable	239,992	862,841	917	(140,520)	963,230
Billings in Excess of Costs and Estimated Earnings	97,399	176,263	34	(10,296)	263,400
Accrued Expenses and Other Current Liabilities	22,437	100,349	64,390	(20,978)	166,198
Total Current Liabilities	$400,565	$1,184,817	$65,341	$(171,794)	$1,478,929

Long-term Debt, less current maturities	752,931	94,307	—	(40,586)	806,652
Deferred Income Taxes	142,279	7,914	—	—	150,193
Other Long-term Liabilities	111,290	1,994	—	—	113,284
Intercompany Notes and Advances Payable	152,397	—	31,470	(183,867)	—

Contingencies and Commitments	—	—	—	—	—

Stockholders’ Equity	1,413,483	2,095,528	29,895	(2,144,328)	1,394,578
	$2,972,945	$3,384,560	$126,706	$(2,540,575)	$3,943,636

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2014

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and Cash Equivalents	$75,087	$36,764	$23,732	$—	$135,583
Restricted Cash	3,369	5,274	35,727	—	44,370
Accounts Receivable	299,427	1,246,635	37,064	(103,622)	1,479,504
Costs and Estimated Earnings in Excess of Billings	70,344	700,362	152	(44,456)	726,402
Deferred Income Taxes	—	15,639	—	2,323	17,962
Other Current Assets	39,196	42,750	24,397	(37,608)	68,735
Total Current Assets	$487,423	$2,047,424	$121,072	$(183,363)	$2,472,556

Long-term Investments	—	—	—	—	—
Property and Equipment, net	92,413	430,876	4,313	—	527,602
Intercompany Notes and Receivables	—	122,401	—	(122,401)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible Assets, net	—	100,254	—	—	100,254
Investment in Subsidiaries	2,154,562	19,519	50	(2,174,131)	—
Other	83,503	9,847	—	(5,453)	87,897
	$2,817,901	$3,315,327	$125,435	$(2,485,348)	$3,773,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	34,776	46,516	—	—	81,292
Accounts Payable	186,958	716,851	3,749	(109,384)	798,174
Billings in Excess of Costs and Estimated Earnings	139,020	185,807	2,672	(8,203)	319,296
Accrued Expenses and Other Current Liabilities	33,018	95,177	58,571	(26,952)	159,814
Total Current Liabilities	$393,772	$1,044,351	$64,992	$(144,539)	$1,358,576

Long-term Debt, less current maturities	712,460	112,060	—	(40,453)	784,067
Deferred Income Taxes	142,457	7,914	—	—	150,371
Other Long-term Liabilities	112,899	1,897	—	—	114,796
Intercompany Notes and Advances Payable	90,373	—	35,619	(125,992)	—

Contingencies and Commitments	—	—	—	—	—

Stockholders’ Equity	1,365,939	2,149,105	24,824	(2,174,363)	1,365,505
	$2,817,900	$3,315,327	$125,435	$(2,485,347)	$3,773,315

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$309,217	$1,065,766	$2,793	$(65,338)	$1,312,438
Cost of Operations	265,129	1,014,027	—	(65,338)	1,213,818

Gross Profit	$44,088	$51,739	$2,793	$—	$98,620

General and Administrative Expenses	25,289	41,985	465	—	67,739

INCOME FROM CONSTRUCTION OPERATIONS	$18,799	$9,754	$2,328	$—	$30,881

Equity in Earnings of Subsidiaries	6,586	—	—	(6,586)	—
Other (Expense) Income, net	(466)	431	135	—	100
Interest Expense	(10,134)	(855)	—	—	(10,989)

Income (Loss) before Income Taxes	14,785	9,330	2,463	(6,586)	19,992

Benefit (Provision) for Income Taxes	(3,008)	(4,121)	(1,086)	—	(8,215)

NET INCOME (LOSS)	$11,777	$5,209	$1,377	$(6,586)	$11,777

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(1,220)	—	—	1,220	—
Foreign currency translation	—	(1,146)	—	—	(1,146)
Change in fair value of investments	—	(74)	—	—	(74)
Change in fair value of interest rate swap	60	—	—	—	60
Total Other Comprehensive (Loss) Income	$(1,160)	$(1,220)	$—	$1,220	$(1,160)

Total Comprehensive Income (Loss)	$10,617	$3,989	$1,377	$(5,366)	$10,617

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$207,944	$918,146	$—	$(41,580)	$1,084,510
Cost of Operations	177,877	827,097	(8,415)	(41,580)	954,979

Gross Profit	$30,067	$91,049	$8,415	$—	$129,531

General and Administrative Expenses	18,985	44,625	478	—	64,088

INCOME FROM CONSTRUCTION OPERATIONS	$11,082	$46,424	$7,937	$—	$65,443

Equity in Earnings of Subsidiaries	31,748	—	—	(31,748)	—
Other (Expense) Income, net	(6,684)	(418)	128	—	(6,974)
Interest Expense	(9,809)	(1,048)	—	—	(10,857)

Income (Loss) before Income Taxes	$26,337	$44,958	$8,065	$(31,748)	$47,612

Benefit (Provision) for Income Taxes	2,208	(18,062)	(3,213)	—	(19,067)

NET INCOME (LOSS)	$28,545	$26,896	$4,852	$(31,748)	$28,545

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	340	—	—	(340)	—
Foreign currency translation	—	347	—	—	347
Change in fair value of investments	—	(7)	—	—	(7)
Change in fair value of interest rate swap	76	—	—	—	76
Total Other Comprehensive (Loss) Income	$416	$340	$—	$(340)	$416

Total Comprehensive Income (Loss)	$28,961	$27,236	$4,852	$(32,088)	$28,961

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$545,509	$1,950,869	$7,084	$(124,559)	$2,378,903
Cost of Operations	474,962	1,839,121	—	(124,559)	2,189,524

Gross Profit	$70,547	$111,748	$7,084	$—	$189,379

General and Administrative Expenses	50,324	87,151	939	—	138,414

INCOME FROM CONSTRUCTION OPERATIONS	$20,223	$24,597	$6,145	$—	$50,965

Equity in Earnings of Subsidiaries	18,526	—	—	(18,526)	—
Other (Expense) Income, net	(2,535)	1,627	253	—	(655)
Interest Expense	(20,397)	(1,716)	—	—	(22,113)

Income (loss) before Income Taxes	15,817	24,508	6,398	(18,526)	28,197

Benefit (Provision) for Income Taxes	1,086	(9,817)	(2,563)	—	(11,294)

NET INCOME (LOSS)	$16,903	$14,691	$3,835	$(18,526)	$16,903

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(1,818)	—	—	1,818	—
Foreign currency translation	—	(1,734)	—	—	(1,734)
Change in fair value of investments	—	(84)	—	—	(84)
Change in fair value of interest rate swap	105	—	—	—	105
Total Other Comprehensive (Loss) Income	(1,713)	(1,818)	—	1,818	(1,713)

Total Comprehensive Income (Loss)	$15,190	$12,873	$3,835	$(16,708)	$15,190

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$434,791	$1,681,782	$—	$(76,830)	$2,039,743
Cost of Operations	371,691	1,525,005	(15,001)	(76,830)	1,804,865

Gross Profit	63,100	156,777	15,001	—	234,878

General and Administrative Expenses	36,780	90,245	913	—	127,938

INCOME FROM CONSTRUCTION OPERATIONS	26,320	66,532	14,088	—	106,940

Equity in Earnings of Subsidiaries	47,029	—	—	(47,029)	—
Other (Expense) Income, net	(10,779)	184	248	—	(10,347)
Interest Expense	(19,826)	(1,862)	—	—	(21,688)

Income (Loss) before Income Taxes	42,744	64,854	14,336	(47,029)	74,905

Benefit (Provision) for Income Taxes	1,740	(26,339)	(5,822)	—	(30,421)

NET INCOME (LOSS)	$44,484	$38,515	$8,514	$(47,029)	$44,484

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	235	—	—	(235)	—
Change in pension benefit plans assets/liabilities	—	—	—	—	—
Foreign currency translation	—	61	—	—	61
Change in fair value of investments	—	174	—	—	174
Change in fair value of interest rate swap	157	—	—	—	157
Total Other Comprehensive (Loss) Income	392	235	—	(235)	392

Total Comprehensive Income (Loss)	$44,876	$38,750	$8,514	$(47,264)	$44,876

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$16,903	$14,691	$3,835	$(18,526)	$16,903
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,964	15,333	137	—	21,434
Equity in earnings of subsidiaries	(18,526)	—	—	18,526	—
Stock-based compensation expense	13,324	—	—	—	13,324
Excess income tax benefit from stock-based compensation	(162)	—	—	—	(162)
Adjustment of investments to fair value	—	—	—	—	—
Adjustment interest rate swap to fair value	—	—	—	—	—
Deferred income taxes	(177)	—	—	—	(177)
(Gain) loss on sale of investments	—	—	—	—	—
(Gain) loss on sale of property and equipment	29	(342)	—	—	(313)
Other long-term liabilities	(56)	98	—	—	42
Other non-cash items	1,881	(5,140)	—	—	(3,259)
Changes in other components of working capital	(159,846)	96,590	(16,294)	—	(79,550)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(140,666)	$121,230	$(12,322)	$—	$(31,758)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	—	(29,516)	(28)	—	(29,544)
Proceeds from sale of property and equipment	(21,505)	22,627	—	—	1,122
Proceeds from sale of available-for-sale securities	—	—	—	—	—
(Increase) decrease in intercompany advances	—	(101,660)	—	101,660	—
Change in restricted cash	—	339	4,538	—	4,877
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(21,505)	$(108,210)	$4,510	$101,660	$(23,545)

Cash Flows from Financing Activities:
Proceeds from debt	473,362	128	—	—	473,490
Repayment of debt	(427,107)	(19,132)	—	—	(446,239)
Business acquisition-related payments	—	—	—	—	—
Excess income tax benefit from stock-based compensation	162	—	—	—	162
Issuance of common stock and effect of cashless exercise	(776)	—	—	—	(776)
Debt Issuance Costs	—	—	—	—	—
Increase (decrease) in intercompany advances	104,573	—	(2,913)	(101,660)	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$150,214	$(19,004)	$(2,913)	$(101,660)	$26,637

Net (Decrease) Increase in Cash and Cash Equivalents	(11,957)	(5,984)	(10,725)	—	(28,666)
Cash and Cash Equivalents at Beginning of Year	75,087	36,764	23,732	—	135,583
Cash and Cash Equivalents at End of Period	$63,130	$30,780	$13,007	$—	$106,917

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$44,484	$38,515	$8,514	$(47,029)	$44,484
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,866	25,077	135	—	30,078
Equity in earnings of subsidiaries	(47,029)	—	—	47,029	—
Stock-based compensation expense	9,920	—	—	—	9,920
Deferred income taxes	4,672	(4,736)	—	—	(64)
(Gain) loss on sale of investments	1,786	—	—	—	1,786
(Gain) loss on sale of property and equipment	—	427	—	—	427
Other long-term liabilities	6,624	(1,065)	—	—	5,559
Other non-cash items	(3,620)	5,182	—	—	1,562
Changes in other components of working capital	(53,928)	(104,577)	3,318	—	(155,187)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(32,225)	$(41,177)	$11,967	$—	$(61,435)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(16,715)	(10,015)	—	—	(26,730)
Proceeds from sale of property and equipment	—	1,906	—	—	1,906
Proceeds from sale of available-for-sale securities	44,497	—	—	—	44,497
Change in restricted cash	15,465	(10)	(15,488)	—	(33)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$43,247	$(8,119)	$(15,488)	$—	$19,640

Cash Flows from Financing Activities:
Proceeds from debt	685,079	32,405	—	—	717,484
Repayment of debt	(604,773)	(44,509)	—	—	(649,282)
Business acquisition related payments	(1,226)	(34)	—	—	(1,260)
Issuance of common stock and effect of cashless exercise	(1,531)	—	—	—	(1,531)
Debt issuance costs	—	(3,681)	—	—	(3,681)
Increase (decrease) in intercompany advances	(96,181)	97,506	(1,325)	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(18,632)	$81,687	$(1,325)	$—	$61,730

Net Increase (Decrease) in Cash and Cash Equivalents	(7,610)	32,391	(4,846)	—	19,935
Cash and Cash Equivalents at Beginning of Year	88,995	18,031	12,897	—	119,923
Cash and Cash Equivalents at End of Period	$81,385	$50,422	$8,051	$—	$139,858

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at June 30, 2015 and the results of our operations for the three and six months ended June 30, 2015 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our construction business is conducted through three basic segments or operations: Civil, Building, and Specialty Contractors. Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass-transit systems and water and wastewater treatment facilities, primarily in the western, midwestern, northeastern, and mid-Atlantic regions of the United States. Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal and commercial offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets. Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical, and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and transportation end markets, among others.

The contracting and management services that we provide consist of general contracting, pre-construction planning and comprehensive management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. We also offer self-performed construction services including site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing, and HVAC. We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. We  occasionally enter into joint venture arrangements with other contractors for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Generally, each joint venture participant is fully liable for the obligations of the joint venture.

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

The following tables set forth our consolidated condensed statement of operations:

	Consolidated Results of Operations
			% Change			% Change
	Three Months Ended		Favorable	Six Months Ended		Favorable
	June 30,		(Unfavorable)	June 30,		(Unfavorable)
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
	(In thousands)			(In thousands)
Revenues	$1,312,438	$1,084,510	21.0%	$2,378,903	$2,039,743	16.6%
Cost of operations	1,213,818	954,979	(27.1)%	2,189,524	1,804,865	(21.3)%
Gross profit	98,620	129,531	(23.9)%	189,379	234,878	(19.4)%
General and administrative expenses	67,739	64,088	(5.7)%	138,414	127,938	(8.2)%
Income from construction operations	30,881	65,443	(52.8)%	50,965	106,940	(52.3)%
Other income (expense), net	100	(6,974)	101.4%	(655)	(10,347)	93.7%
Interest expense	(10,989)	(10,857)	(1.2)%	(22,113)	(21,688)	(2.0)%
Income before income taxes	19,992	47,612	(58.0)%	28,197	74,905	(62.4)%
Provision for income taxes	(8,215)	(19,067)	56.9%	(11,294)	(30,421)	62.9%
Net income (loss)	$11,777	$28,545	(58.7)%	$16,903	$44,484	(62.0)%

	Consolidated Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(As a percentage of Revenues)		(As a percentage of Revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	92.5%	88.1%	92.0%	88.5%
Gross profit	7.5%	11.9%	8.0%	11.5%
General and administrative expenses	5.2%	5.9%	5.8%	6.3%
Income from construction operations	2.4%	6.0%	2.1%	5.2%
Other income (expense), net	0.0%	(0.6)%	(0.0)%	(0.5)%
Interest expense	(0.8)%	(1.0)%	(0.9)%	(1.1)%
Income (loss) before income taxes	1.5%	4.4%	1.2%	3.6%
(Provision) benefit for income taxes	(0.6)%	(1.8)%	(0.5)%	(1.5)%
Net income (loss)	0.9%	2.6%	0.7%	2.1%

Revenues were $1,312.4 million and $2,378.9 million for the three and six months ended June 30, 2015 compared to $1,084.5 million and $2,039.7 million for the same periods in 2014. Income from construction operations was $30.9 million and $51.0 million for the three and six months ended June 30, 2015 compared to $65.4 million and $106.9 million for the same periods in 2014. Net income for the three and six months ended June 30, 2015 was $11.8 million and $16.9 million compared to $28.5 million and $44.5 million for the same periods in 2014. Basic and diluted earnings per share (“EPS”) were both $0.24 for the three months ended June 30, 2015, compared to basic and diluted EPS of $0.59 and $0.58 for the same period in 2014. Basic and diluted EPS were $0.35 and $0.34 for the six months ended June 30, 2015, compared to basic and diluted EPS of $0.92 and $0.91 for the same period in 2014.

Revenues increased approximately $227.9 million, or 21.0%, and $339.2 million, or 16.6%, during the three and six months ended June 30, 2015 compared to the same periods in 2014.  The increase was due primarily to increased activity on a runway reconstruction project in New York, various bridge projects in the Midwest, mass-transit projects in New York and California, various building projects in California,  and hospitality and gaming projects in Mississippi and California. The increase was partially offset by decreased activity on various smaller electrical projects in the southern U.S. and certain tunnel projects on the West Coast.

The decrease in net income for the three and six months ended June 30, 2015 compared to the same periods in 2014, was due primarily to a combination of net favorable adjustments to the estimated recoveries on two Civil projects in the second quarter of 2014 and an unfavorable adjustment in the second quarter of 2015 to the estimated cost to complete for an office building project on the East Coast. To a lesser extent, the decrease was also due to the decreased activity on certain tunnel projects on the West Coast and certain higher-margin projects.

At June 30, 2015, working capital was $1,158.7 million, an increase of $44.7 million from $1,114.0 million at December 31, 2014.

Backlog Analysis

Our backlog of uncompleted construction work at June 30, 2015 was approximately $7.7 billion compared to $7.8 billion at December 31, 2014. During the first six months of 2015, we booked various new awards and adjustments to existing contracts into backlog across each of our business segments. Significant new awards and adjustments included $455 million of initial funding for a technology research and development facility project and $72 million of incremental funding for a biotechnology facility project in California; a $239 million hospitality building project, a $117 million mixed-use building project, and a $58 million highway improvement project in Pennsylvania; three electrical projects totaling $97 million and a $56 million tunnel project in New York; and a $50 million educational building project in Mississippi.

In addition to our existing backlog, we continue to have a significant volume of pending contract awards, including up to $2.3 billion in various future phases of the Hudson Yards project, approximately $1.0 billion for five building projects in California, and approximately $1.0 billion in various other contracts. We anticipate booking many of these and other pending awards into backlog over the next several quarters. We continue tracking several large-scale civil and building prospects for both public and private sector customers as we further leverage our self-performance and schedule control capabilities.

The following table provides an analysis of our backlog by business segment for June 30, 2015:

	Backlog at	New Business	Revenues	Backlog at
	December 31, 2014	Awarded (a)	Recognized	June 30, 2015
	(in millions)
Civil	$3,563.2	$474.3	$(908.9)	$3,128.6
Building	2,187.8	1,145.6	(850.2)	2,483.2
Specialty Contractors	2,080.7	676.8	(619.8)	2,137.7
Total	$7,831.7	$2,296.7	$(2,378.9)	$7,749.5

(a)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU addresses when an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB delayed the effective date by one year and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

During the three months ended June 30, 2015, the Company’s results of operations were negatively impacted because of an unfavorable change in the estimated cost to complete for a certain Building segment project. This change in estimate resulted in a $14.7 million decrease in income from construction operations, an $8.7 million decrease in net income, and a $0.17 decrease in diluted EPS during the three months ended June 30, 2015.

During the three months ended June 30, 2014, the Company’s results of operations were positively impacted by a net $14.8 million because of changes in the estimated cost recovery on two Civil segment projects based on certain legal rulings issued during the period. One project had a favorable ruling, resulting in a $24.2 million increase, and the second project had an unfavorable ruling, resulting in a $9.4 million decrease. Together, these changes in estimates resulted in a $14.8 million increase in income from construction operations, an $8.8 million increase in net income, and an $0.18 increase in diluted EPS during the three and six months ended June 30, 2014.

These changes were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 with the Three and Six Months Ended June 30, 2014

Revenues

The following table summarizes our revenues by business segment with the prior year.

	Revenues for the
	Three Months Ended June 30,
(dollars in millions)	2015	2014	$ Change	% Change
Civil	$534.2	$390.5	$143.7	36.8%
Building	451.4	372.0	79.4	21.3%
Specialty Contractors	326.8	322.0	4.8	1.5%
Total	$1,312.4	$1,084.5	$227.9	21.0%

	Revenues for the
	Six Months Ended June 30,
(dollars in millions)	2015	2014	$ Change	% Change
Civil	$908.9	$755.7	$153.2	20.3%
Building	850.2	669.9	180.3	26.9%
Specialty Contractors	619.8	614.1	5.7	0.9%
Total	$2,378.9	$2,039.7	$339.2	16.6%

Civil Segment

Civil segment revenues increased $143.7 million, or 36.8%, and 153.2 million, or 20.3%, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase was due primarily to increased activity on a runway reconstruction project in New York, various bridge projects in the Midwest, and mass-transit projects in New York and California. The increase was partially offset by decreased activity on certain tunnel projects on the West Coast and on certain higher-margin projects.

Building Segment

Building segment revenues increased $79.4 million, or 21.3%, and $180.3 million, or 26.9%, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase was due primarily to increased activity on various building projects in California, and hospitality and gaming projects in Mississippi and California. The increase was partially offset by decreased activity due to a multi-unit residential project in Pennsylvania that completed last year.

Specialty Contractors Segment

Specialty Contractors segment revenues increased $4.8 million, or 1.5%, and $5.7 million, or 0.9%, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase was due primarily to increased activity on mass-transit and other electrical and mechanical projects in New York (including at Hudson Yards). The increase was partially offset by decreased activity on various smaller electrical projects in the southern U.S., electrical projects at the World Trade Center and mechanical projects at the United Nations in New York, and two signal system modernization projects in New York.

Income from Construction Operations

The following table summarizes our income from construction operations by business segment.

	Income from Construction Operations
	and Operating Margins
	Three Months Ended June 30,				Change in
	2015		2014		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$46.3	8.7%	$58.0	14.8%	$(11.7)	(20.2)%	(6.1)%
Building	(12.5)	(2.8)%	7.7	2.0%	(20.2)	(262.3)%	(4.8)%
Specialty Contractors	13.7	4.2%	12.6	3.9%	1.1	8.7%	0.3%
	47.5	3.6%	78.3	7.2%	(30.8)	(39.3)%	(3.6)%
Corporate	(16.6)	(1.2)%	(12.9)	(1.2)%	(3.7)	(28.7)%	—%
Income from construction operations	$30.9	2.4%	$65.4	6.0%	$(34.5)	(52.8)%	(3.6)%

	Income from Construction Operations
	and Operating Margins
	Six Months Ended June 30,				Change in
	2015		2014		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$76.9	8.5%	$102.3	13.5%	$(25.4)	(24.8)%	(5.0)%
Building	(14.9)	(1.8)%	9.5	1.4%	(24.4)	(256.8)%	(3.2)%
Specialty Contractors	24.3	3.9%	20.5	3.3%	3.8	18.5%	0.6%
	86.3	3.6%	132.3	6.5%	(46.0)	(34.8)%	(2.9)%
Corporate	(35.3)	(1.5)%	(25.4)	(1.3)%	(9.9)	(39.0)%	(0.2)%
Income from construction operations	$51.0	2.1%	$106.9	5.2%	$(55.9)	(52.3)%	(3.1)%

Civil Segment

Civil segment income from construction operations decreased $11.7 million, or 20.2%, and $25.4 million, or 24.8%, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The decrease was due primarily to net favorable adjustments to the estimated recoveries on two projects in the second quarter of 2014, based on legal rulings issued during that period. The decrease was also due to the decreased activity on certain tunnel projects on the West Coast and certain higher-margin projects, as discussed above under Revenues.

Civil segment operating margin declined to 8.7% and 8.5% for the three and six months ended June 30, 2015 compared to 14.8% and 13.5% for the same periods in 2014. The reduction in Civil segment operating margin was due primarily to the reasons discussed in the preceding paragraph.

Building Segment

Building segment income from construction operations decreased $20.2 million, or 262.3%, and $24.4 million, or 256.8%, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The decrease was due primarily to an unfavorable adjustment in the second quarter of 2015 to the estimated cost to complete for a certain office building project on the East Coast, as well as favorable project adjustments in the second quarter of 2014 on three projects, including an electrical project in Afghanistan.

Building segment operating margin declined to -2.8% and -1.8% for the three and six months ended June 30, 2015 compared to 2.0% and 1.4% for the same periods in 2014. The reduction in Building segment operating margin was due primarily to the reasons discussed in the preceding paragraph.

Specialty Contractors Segment

Specialty Contractors segment income from construction operations increased $1.1 million, or 8.7%, and $3.8 million, or 18.5%, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase was due primarily to the volume changes discussed above under Revenues.

Specialty Contractors segment operating margin increased to 4.2% and 3.9% for the three and six months ended June 30, 2015 compared to 3.9% and 3.3% for the same periods in 2014. The increase in Specialty Contractors segment operating margin was due primarily to the reasons discussed in the preceding paragraph.

Corporate

Corporate general and administrative expenses increased $3.7 million, or 28.7%, and $9.9 million, or 39.0%, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase for the second quarter was primarily due to higher legal related expenses, depreciation, and the timing of employee health benefit expenses. The increase for the six months ended June 30, 2015 was primarily due to the preceding reasons, as well as increased performance-based incentive compensation expense.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	June 30, 2015	June 30, 2014	$ Change	% Change
Three Months Ended
Other income (expense), net	$0.1	$(7.0)	$7.1	(101.4)%
Interest expense	11.0	10.9	0.1	0.9%
Provision for income taxes	8.2	19.1	(10.9)	(57.1)%

(dollars in millions)	June 30, 2015	June 30, 2014	$ Change	% Change
Six Months Ended
Other income (expense), net	$(0.7)	$(10.3)	$9.6	(93.2)%
Interest expense	22.1	21.7	0.4	1.8%
Provision for income taxes	11.3	30.4	(19.1)	(62.8)%

Other income (expense), net improved $7.1 million and $9.6 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. This was primarily due to a reduction in expense recognized for changes in contingent consideration liabilities associated with historical acquisitions. Additionally, there were losses recognized on the sale of our auction rate securities and expenses related to the refinancing of our credit facility in the second quarter of 2014.

Interest expense increased $0.1 million and $0.4 million for the three and six months ended June 30, 2015 compared to the same periods in 2014.

Provision for income taxes was $8.2 million and $11.3 million for three and six months ended June 30, 2015 compared to income tax provision of $19.1 million and $30.4 million for the same periods in 2014. The effective income tax rate was 41.1% and 40.1% for the three and six months ended June 30, 2015 compared to 40.0% and 40.6% for the same periods in 2014. The changes in the effective tax rate for the three and six months ended June 30, 2015 compared to the same periods in 2014, were primarily due to increased activities in higher tax rate jurisdictions. The remaining changes are a result of discrete tax item adjustments.

Liquidity and Capital Resources

Cash and Working Capital

At June 30, 2015 and December 31, 2014, cash held by us and available for general corporate purposes was $48.4 million and $40.8 million, respectively. Our proportionate share of cash held by joint ventures and available only for joint venture-related uses, including distributions to joint venture partners, was $58.5 million and $94.7 million at June 30, 2015 and December 31, 2014, respectively, and our restricted cash was $39.5 million and $44.4 million at June 30, 2015 and December 31, 2014, respectively. We believe that our cash flows will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

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

A summary of cash flows for each of the six months ended June 30, 2015 and 2014 is set forth below:

	Six Months Ended June 30,
(in millions)	2015	2014
Cash flows from:
Operating activities	$(31.7)	$(61.4)
Investing activities	(23.5)	19.6
Financing activities	26.6	61.7
Net (decrease) increase in cash	(28.6)	19.9
Cash at beginning of year	135.5	119.9
Cash at end of period	$106.9	$139.8

During the six months ended June 30, 2015, we used $31.7 million in cash from operating activities. In the first quarter of 2015 we received full and final payments related to settlements reached on the MGM City Center matter and on a separate more recently completed building project. Because of strong collections in December 2014, we were required to make substantial payments to subcontractors and other vendors early in the first quarter of 2015. We funded significant working capital associated with unapproved change orders and receivables resulting from higher revenue on building and civil projects partially offset by increased accounts payable. We used $23.5 million in cash from investing activities, due primarily to the acquisition of property and equipment of $29.5 million offset by the sale of property and construction equipment of $1.1 million. We received $26.6 million in cash from financing activities, due primarily to increased borrowings under our Credit Facility offset by cash used for scheduled debt repayments.

At June 30, 2015, we had working capital of $1,158.7 million, a ratio of current assets to current liabilities of 1.78, and a ratio of debt to equity of 0.64 compared to working capital of $1,114.0 million, a ratio of current assets to current liabilities of 1.82 and a ratio of debt to equity of 0.63 at December 31, 2014.

Long-term Debt

Debt was $892.8 million at June 30, 2015, an increase of $27.4 million from $865.4 million at December 31, 2014,  due primarily to a net increase in borrowings of $55.0 million on the revolving line of credit offset by net reductions of $27.6 million in other debt. We utilized the revolving facility for outstanding letters of credit in the amount of $0.2 million. Accordingly, at June 30, 2015, we had $114.8 million available to borrow under our credit agreement. We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

Excluding the outstanding borrowings of $185.0 million on our revolving line of credit, the unsecured senior notes of $298.9 million and our $235.0 million term loan, the remaining balance of $173.9 million of our outstanding debt is generally secured by the underlying assets. Our debt to equity ratio was 0.64 as of June 30, 2015 compared to 0.63 as of December 31, 2014.

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

There were no other material changes in our contractual obligations during the three months ended June 30, 2015.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (a) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from those risk factors during the six months ended June 30, 2015.

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

Tutor Perini Corporation
Registrant

Date: August 6, 2015	/s/Michael J. Kershaw
Michael J. Kershaw,
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer