Form 10-Q
period 2015-09-30
TUTOR PERINI Corp
filed 2015-11-16
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at November 12, 2015 was 49,072,710.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Part I.  - Financial Information

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Unaudited-in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,894	$135,583
Restricted cash	38,572	44,370
Accounts receivable, including retainage	1,550,865	1,479,504
Costs and estimated earnings in excess of billings	883,809	726,402
Deferred income taxes	18,873	17,962
Other current assets	86,734	68,735
Total current assets	2,675,747	2,472,556

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $245,091 in 2015 and $220,028 in 2014)	531,438	527,602

OTHER ASSETS:
Goodwill	585,006	585,006
Intangible assets, net	97,425	100,254
Other	80,639	87,897
Total assets	$3,970,255	$3,773,315

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Unaudited-in thousands, except share data)

	September 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$85,897	$81,292
Accounts payable, including retainage	985,217	798,174
Billings in excess of costs and estimated earnings	286,565	319,296
Accrued expenses and other current liabilities	185,764	159,814
Total current liabilities	1,543,443	1,358,576

LONG-TERM DEBT, less current maturities	746,283	784,067

DEFERRED INCOME TAXES	149,021	150,371

OTHER LONG-TERM LIABILITIES	114,902	114,796
Total liabilities	2,553,649	2,407,810

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value:
Authorized – 1,000,000 shares
Issued and outstanding – none	—	—
Common stock - $1 par value: 75,000,000 shares authorized; Shares issued and outstanding: 49,072,710 shares and 48,671,492 shares	49,073	48,671
Additional paid-in capital	1,043,103	1,025,941
Retained earnings	369,091	332,511
Accumulated other comprehensive loss	(44,661)	(41,618)
Total stockholders' equity	1,416,606	1,365,505

Total liabilities and stockholders' equity	$3,970,255	$3,773,315

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited-in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$1,340,739	$1,250,689	$3,719,642	$3,290,432

Cost of operations	1,240,538	1,109,848	3,430,062	2,914,713

Gross profit	100,201	140,841	289,580	375,719

General and administrative expenses	61,227	70,487	199,641	198,425

INCOME FROM CONSTRUCTION OPERATIONS	38,974	70,354	89,939	177,294

Other income (expense), net	5,916	(441)	5,261	(10,788)
Interest expense	(10,935)	(11,297)	(33,048)	(32,985)

Income before income taxes	33,955	58,616	62,152	133,521

Provision for income taxes	(14,278)	(22,886)	(25,572)	(53,307)

NET INCOME	$19,677	$35,730	$36,580	$80,214

BASIC EARNINGS PER COMMON SHARE	$0.40	$0.74	$0.75	$1.65

DILUTED EARNINGS PER COMMON SHARE	$0.40	$0.73	$0.74	$1.64

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,070	48,588	48,951	48,525
Effect of dilutive stock options and restricted stock units	705	487	767	495
DILUTED	49,775	49,075	49,718	49,020

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited-in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET INCOME	$19,677	$35,730	$36,580	$80,214

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	(1,792)	(828)	(4,633)	(728)
Change in fair value of investments	(2)	75	(140)	362
Change in fair value of interest rate swap	77	215	250	473
Other comprehensive income (loss) before taxes	(1,717)	(538)	(4,523)	107
INCOME TAX EXPENSE (BENEFIT):
Foreign currency translation	(417)	(327)	(1,524)	(288)
Change in fair value of investments	—	30	(54)	143
Change in fair value of interest rate swap	30	86	98	187
Income tax expense (benefit)	(387)	(211)	(1,480)	42
NET OTHER COMPREHENSIVE INCOME (LOSS)	(1,330)	(327)	(3,043)	65

TOTAL COMPREHENSIVE INCOME	$18,347	$35,403	$33,537	$80,279

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited-in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance - December 31, 2014	$48,671	$1,025,941	$332,511	$(41,618)	$1,365,505
Net income	—	—	36,580	—	36,580
Other comprehensive loss	—	—	—	(3,043)	(3,043)
Total comprehensive income					33,537
Tax effect of stock-based compensation	—	(186)	—	—	(186)
Stock-based compensation expense	—	17,064	—	—	17,064
Issuance of common stock, net	402	284	—	—	686
Balance - September 30, 2015	$49,073	$1,043,103	$369,091	$(44,661)	$1,416,606

The accompanying notes are an integral part of these consolidated condensed financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$36,580	$80,214
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	32,528	42,165
Stock-based compensation expense	17,064	14,376
Excess income tax benefit from stock-based compensation	(186)	(656)
Deferred income taxes	6,366	15,988
Loss on sale of investments	—	1,786
(Gain) loss on sale of property and equipment	(821)	926
Other long-term liabilities	(1,379)	1,256
Other non-cash items	(5,692)	1,324
Changes in other components of working capital	(63,786)	(300,804)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,674	(143,425)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(33,365)	(37,778)
Proceeds from sale of property and equipment	2,220	5,153
Proceeds from sale of available-for-sale securities	—	44,497
Change in restricted cash	5,798	(4,394)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(25,347)	7,478

Cash Flows from Financing Activities:
Proceeds from debt	672,719	993,010
Repayment of debt	(706,113)	(808,611)
Business acquisition-related payments	—	(26,430)
Excess income tax benefit from stock-based compensation	186	656
Issuance of common stock and effect of cashless exercise	(808)	(1,692)
Debt issuance costs	—	(3,681)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(34,016)	153,252

Net (Decrease) Increase in Cash and Cash Equivalents	(38,689)	17,305
Cash and Cash Equivalents at Beginning of Year	135,583	119,923
Cash and Cash Equivalents at End of Period	$96,894	$137,228

Supplemental Disclosure of Cash Paid For:
Interest	$28,706	$27,447
Income taxes	$21,565	$47,736
Supplemental Disclosure of Non-cash Transactions:
Property and equipment acquired through financing arrangements not included above	$—	$27,045

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and December 31, 2014, results of operations and comprehensive income, for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015 because, among other reasons, such results can vary depending on the timing of progress achieved and changes in estimated profitability of projects being reported.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

(2)     Significant Accounting Policies

The significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1. Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU addresses when an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, clarifying the recognition timing of expense associated with certain performance-based stock awards when the performance target that affects vesting could be achieved after the requisite service period. This ASU is an update to FASB ASC Topic 718 and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with earlier adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB also issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, EITF Meeting. This update allows an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of these ASUs is not expected to have a material impact on the Company’s financial statements.

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

In the third quarter of 2015, the Company recorded a  charge for an adverse legal decision related to a long-standing litigation matter, for which the Company assumed liability as part of an acquisition in 2011. This charge resulted in a decrease of $23.9 million in income from construction operations, $14.0 million in net income and $0.28 in diluted earnings per share (for further information, refer to the Brightwater Matter discussion in Note 7. Contingencies and Commitments and Note 16. Subsequent Event). Additionally, in the third quarter of 2015, the Company recorded favorable adjustments for a Civil segment runway reconstruction project related to the estimated cost to complete and the achievement of certain performance-based milestones that resulted in an increase of $13.7 million in income from construction operations, $7.9 million in net income and $0.16 in diluted earnings per share. Previously, in the second quarter of 2015, the Company recorded a significant adverse change in the estimated cost to complete a Building segment project, which is substantially complete and resulted in a decrease of $14.7 million in income from construction operations, $8.7 million in net income and $0.17 in diluted earnings per share. There were other immaterial changes in estimates for these projects during the nine months ended September 30, 2015; these immaterial changes offset each other.

During the three and nine months ended September 30, 2014, the Company's income from construction operations was positively impacted by $15.8 million and $30.6 million, respectively, because of changes in the estimated recoveries on two Civil segment projects and a Building segment project. These changes in estimates were driven by changes in cost recovery assumptions based on legal rulings pertaining to the Civil segment projects that were issued during the second quarter of 2014, as well as agreements reached with a customer regarding the Building segment project in the third quarter of 2014. The Building project change in estimate resulted in a $14.1 million increase in income from construction operations in the third quarter of 2014. With respect to the two Civil segment projects, during the nine months ended September 30, 2014, there was a $25.9 million increase and a $9.4 million decrease in income from construction operations. The above changes in estimates also resulted in increases of $9.5 million and $18.3 million in net income, and $0.19 and $0.37 in diluted earnings per share during the three and nine months ended September 30, 2014, respectively.

The above were the only changes in estimates considered individually material to the Company’s results of operations during the periods presented herein.

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

Cash and cash equivalents and restricted cash consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Corporate cash and cash equivalents (available for general corporate purposes)	$24,102	$40,846
Company's share of joint venture cash and cash equivalents (available only for joint venture purposes, including future distributions)	72,792	94,737
Total Cash and Cash Equivalents	$96,894	$135,583

Restricted Cash	$38,572	$44,370

(4)     Costs and estimated earnings in excess of billings

Costs and estimated earnings in excess of billings related to the Company’s contracts and joint venture contracts consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Unbilled costs and profits incurred to date (a)	$275,079	$253,078
Unapproved change orders	312,090	161,375
Claims	296,640	311,949
	$883,809	$726,402

(a) Represents the excess of contract costs and profits recognized to date on the percentage of completion accounting method over the amount of contract billings to date on certain contracts.

Of the balance of “Unapproved change orders” and “Claims” included above in costs and estimated earnings in excess of billings at September 30, 2015 and December 31, 2014,  approximately $41.5 million and $38.4 million, respectively, are the amounts subject to pending litigation or dispute resolution proceedings as described in Note 7. Contingencies and Commitments. These amounts are management’s estimate of the probable cost recovery from the disputed claims considering such factors as evaluation of legal entitlement, settlements reached to date and experience with the customer. In the event that future facts and circumstances, including the resolution of disputed claims, cause a reduction in the aggregate amount of the estimated probable cost recovery from the disputed claims, the amount of such reduction will be recorded against earnings in the relevant future period.

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

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value. Of the Company’s long-term debt, the fair values of the fixed rate senior unsecured notes as of September 30, 2015 and December 31, 2014 were $306.4 million and $310.3 million, respectively, compared to the carrying value of $299.0 million and $298.8 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of the senior unsecured notes was estimated using Level 1 inputs based on market quotations including broker quotes or interest rates for the same financial instruments at September 30, 2015 and December 31, 2014. The carrying values of the remaining balance of the Company’s long-term debt of $533.2 million and $566.6 million at September 30, 2015 and December 31, 2014, respectively, were estimated to approximate their fair values.

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
As of September 30, 2015	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (a)	$96,894	$96,894	$—	$—
Restricted cash (a)	38,572	38,572	—	—
Investments in lieu of retainage (b)	37,617	30,973	6,644	—
Total	$173,083	$166,439	$6,644	$—

Liabilities:
Interest rate swap contract (c)	$130	$—	$130	$—
Contingent consideration (d)	26,181	—	—	26,181
	$26,311	$—	$130	$26,181

		Fair Value Measurements Using
			Significant
		Quoted prices	other	Significant
	Total	in active	observable	unobservable
	Carrying	markets	inputs	inputs
As of December 31, 2014	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents (a)	$135,583	$135,583	$—	$—
Restricted cash (a)	44,370	44,370	—	—
Investments in lieu of retainage (b)	33,224	25,761	7,463	—
Total	$213,177	$205,714	$7,463	$—

Liabilities:
Interest rate swap contract (c)	$381	$—	$381	$—
Contingent consideration (d)	24,814	—	—	24,814
	$25,195	$—	$381	$24,814

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

(c)

As discussed in Note 10. Financial Commitments, the Company entered into a swap agreement with Bank of America, N.A. to establish a long-term interest rate for its former $200 million five-year term loan. The swap agreement became effective for the term loan principal balance outstanding at January 31, 2012. This term loan was paid off and the then current amount refinanced on June 5, 2014, providing for a $250 million term loan maturing on June 5, 2019. The interest rate swap continues on its original basis for the initial term and amount and finalizes on June 30, 2016. Bank of America calculates the fair market value of the interest rate swap liability by utilizing a mark-to-market valuation model that is based on current observable interest rates, expected future interest rates and the Company’s credit risk. The Company reviews the mark-to-market valuation when determining the fair value of the interest rate swap liability to be recognized. This liability is classified as a component of other long-term liabilities.

(d)	The liabilities listed as of September 30, 2015 and December 31, 2014 above represent the contingent consideration for the Company’s acquisitions in 2011.

The Company did not have any transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and nine months ended September 30, 2015 and 2014.

The following is a summary of changes in Level 3 liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2015 and 2014:

Contingent
Consideration
(in thousands)
Balance at December 31, 2014	$24,814
Fair value adjustments included in other income (expense), net	746
Contingent consideration settled	—
Balance at March 31, 2015	$25,560
Fair value adjustments included in other income (expense), net	774
Contingent consideration settled	—
Balance at June 30, 2015	$26,334
Fair value adjustments included in other income (expense), net	(153)
Contingent consideration settled	—
Balance at September 30, 2015	$26,181

Contingent
Consideration
(in thousands)
Balance at December 31, 2013	$46,022
Fair value adjustments included in other income (expense), net	3,404
Contingent consideration settled	(1,031)
Balance at March 31, 2014	$48,395
Fair value adjustments included in other income (expense), net	2,162
Contingent consideration settled	(229)
Balance at June 30, 2014	$50,328
Fair value adjustments included in other income (expense), net	26
Contingent consideration settled	(25,170)
Balance at September 30, 2014	$25,184

The fair values of the contingent consideration were estimated by discounting estimated future payments to their present value using a weighted-average cost of capital at a discount rate, which ranged from 14% to 18%, depending on the entity acquired. This approach requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the acquired entities over a multi-year period.

(6)     Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite lives for impairment by applying a fair value test in the fourth quarter of each year and between annual tests if events occur or circumstances change that suggest a material adverse change to the most recently concluded valuation. The Company did not observe any changes in facts or circumstances during the three and nine months ended September 30, 2015 that would indicate a material adverse change to the fourth quarter 2014 concluded valuation.

The Company tests intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the three and nine months ended September 30, 2015 that would indicate that the carrying value of its intangible assets may not be recoverable.

The following table presents the carrying amount of goodwill allocated to the Company’s reporting units as of September 30, 2015:

			Specialty
	Civil	Building	Contractors	Total
	(in thousands)
Gross Goodwill Balance	$492,074	$424,724	$156,193	$1,072,991
Accumulated Impairment	(76,716)	(411,269)	—	(487,985)
Balance at December 31, 2014	$415,358	$13,455	$156,193	$585,006
Current year activity	—	—	—	—
Balance at September 30, 2015	$415,358	$13,455	$156,193	$585,006

Intangible assets consist of the following:

	September 30, 2015				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(10,695)	(23,232)	40,423	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(16,563)	(16,645)	6,592	11.4 years
Construction contract backlog	73,706	(73,706)	—	—	N/A
Total	$311,456	$(100,964)	$(113,067)	$97,425

	December 31, 2014				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
	Cost	Amortization	Charge	Value	Period
	(in thousands)
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(8,829)	(23,232)	42,289	20 years
Contractor license	6,000	—	(6,000)	—	Indefinite
Customer relationships	39,800	(15,600)	(16,645)	7,555	11.4 years
Construction contract backlog	73,706	(73,706)	—	—	3.6 years
Total	$311,456	$(98,135)	$(113,067)	$100,254

Amortization expense was $0.9 million and $2.8 million for the three and nine months ended September 30, 2015 compared to $3.1 million and $10.4 million during the same periods in 2014. The following table presents estimated amortization expense of intangible assets for the remainder of 2015 and for the succeeding years:

Fiscal Year	(in millions)
2015 (three months remaining)	$0.9
2016	3.5
2017	3.5
2018	3.5
2019	3.5
Thereafter	32.1
Total	$47.0

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

Several matters are in the litigation and dispute resolution process and represent contingent losses or gains to the Company. The following discussion provides a background and current status of the more significant matters.

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

On May 1, 2015, TSP’s Surety’s motions for attorney’s fees were heard, and the Court issued its written ruling on May 5, 2015 in favor of TSP’s Sureties for a total award of $2.1 million. The Court denied adding interest onto these amounts. On June 26, 2015, payment was made by LAMTA for these amounts, which was received by TSP. On June 23, 2015, TSP’s Sureties filed a Notice of Appeal challenging the amount awarded to seek an increase. The appeal remains pending while the Court prepares the trial record for the Court of Appeal.

The Company does not expect ultimate resolution of this matter to have any material effect on its consolidated financial statements.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The agreed upon settlement has not had an impact on the Company’s recorded accounting position as of the period ended September 30, 2015. The execution of that settlement agreement continues under the supervision of a mediator appointed by the Bankruptcy Court.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.8 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses. In August 2013, the Court granted the Company’s motion to dismiss the City’s affirmative defenses and counterclaims relating to fraud. In September 2013, the City filed a Notice of Appeal to the Court’s decision; said appeal was dismissed by the Appellate Court in November 2014.  Discovery is ongoing.

The Company does not expect ultimate resolution of this matter to have any material effect on its consolidated financial statements.

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

Following multiple post-trial motions, final judgment was entered in this matter on March 20, 2014. TSC was awarded total judgment in the amount of $19.7 million on its breach of contract claim, which includes an award of interest up through the date of judgment, plus attorney’s fees and costs. WPH has paid $0.6 million of that judgment. WPH was awarded total judgment in the amount of $3.1 million on its construction defect claims, which includes interest up through the date of judgment. The awards are not offsetting. WPH and its Sureties have filed a notice of appeal. TSC has filed a notice of appeal on the defect award. In July 2014, the Court ordered WPH to post an additional supersedeas bond on appeal, in the amount of $1.7 million, in addition to the lien release bond of $22.3 million, which increases the security up to $24.0 million. The Nevada Supreme Court is anticipated to rule on this matter during the first quarter of 2016.

The Company does not expect ultimate resolution of this matter to have any material effect on its consolidated financial statements. Management has made an estimate of the total anticipated recovery on this project and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Brightwater Matter

In 2006, the Department of Natural Resources and Parks Wastewater Treatment Division of King County (“King County”), as Owner, and Vinci Construction Grands Projects/Parsons RCI/Frontier-Kemper, Joint Venture (“VPFK”), as Contractor, entered into a contract to construct the Brightwater Conveyance System and tunnel sections in Washington State. Frontier-Kemper, a 20% minority partner in the joint venture, is a wholly owned subsidiary of the Company that was acquired in June 2011.

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

In December 2012, a jury verdict was received in favor of King County in the amount of $155.8 million and a verdict in favor of VPFK in the amount of $26.3 million. In late April 2013, the Court ruled on post-trial motions and ordered VPFK’s sureties to pay King County’s attorneys’ fees and costs in the amount of $14.7 million. All other motions were denied. On May 7, 2013, VPFK paid the full verdict amount and the associated fees, thus terminating any interest on the judgment. VPFK’s notice of appeal was filed on May 31, 2013. King County has appealed approximately $17.0 million of the verdict award in VPFK’s favor and VPFK’s sureties have appealed the Court’s order granting King County’s request for legal fees and costs. Oral argument was held on March 9, 2015.

The Company received notice on November 9, 2015, that the Court of Appeals of the State of Washington filed their decision that day, which affirmed the trial court’s judgment and denied the appeals brought forth by both VPFK and King County. Management booked the impact of this judgment during the third quarter of 2015, resulting in a non-cash, pre-tax charge of $23.9 million. The Court granted King County’s request for recovery of reasonable attorney fees and appellate costs but did not quantify an amount. The Company does not expect the award of attorney fees, while not specifically determinable, to have a material financial impact on its consolidated financial statements.

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

Five Star Electric Matter

In the third quarter of 2015 Five Star Electric Corp ("Five Star"), a subsidiary of the Company that was acquired in 2011, entered into a tolling agreement related to an ongoing investigation being conducted by the United States Attorney for the Eastern District of New York (“USAO EDNY”). The tolling agreement extends the statute of limitations to December 31, 2015 to avoid the expiration of any unexpired statute of limitations while the investigation is pending. Five Star has been cooperating with the USAO EDNY since late June 2014, when it was first made aware of the investigation, and has been providing information related to its use of certain minority-owned, women-owned, small and disadvantaged business enterprises and, in addition, most recently information regarding certain of Five Star’s employee compensation, benefit and tax practices.  The investigation covers the period of 2005-2014.

The Company cannot predict the ultimate outcome of the investigation and cannot accurately estimate any potential liability that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

Alaskan Way Viaduct Matter

In January 2011, Seattle Tunnel Partners (“STP”), a joint venture between Dragados USA, Inc. and the Company, entered into a design-build contract with the Washington State Department of Transportation ("WSDOT") for the construction of a large diameter bored tunnel in downtown Seattle, King County, Washington to replace the Alaskan Way Viaduct, also known as State Route 99.

The construction of the large diameter bored tunnel requires the use of a tunnel boring machine (“TBM”). In December 2013, the TBM struck a steel pipe, installed by WSDOT as a well casing for an exploratory well. The TBM was damaged and was required to be shut down for repair. STP has asserted that the steel pipe casing was a differing site condition that WSDOT failed to properly disclose. The Disputes Review Board mandated by the Contract to hear disputes issued a decision finding the steel casing was a Type I differing site condition. WSDOT has not accepted that finding.

The TBM was insured under a Builder’s Risk Insurance Policy (“the Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the insurer and requested interim payments under the Policy.  The insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief concerning contract interpretation as well as damages as a result of the Insurers’ breach of its obligations under the terms of the Policy, and added WSDOT as a defendant since WSDOT is an insured under the Policy and had filed its own claim for damages. In August 2015, the Insurers filed a complaint in the Supreme Court, State of New York County seeking declaratory relief concerning contract interpretation. The Court in New York has stayed the Insurers’ lawsuit pending a decision from the Washington State Court.

In October 2015, WSDOT filed a complaint against STP in the King County Superior Court, State of Washington for breach of contract and declaratory relief concerning contract interpretation.

As of September 2015, the Company has concluded that the potential for a material adverse financial impact due to the Insurer’s and WSDOT’s respective legal actions are neither probable nor remote. Management has made an estimate of the total anticipated recovery on this project and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

(8)     Income Taxes

The Company’s income tax provision was $14.3 million and $25.6 million for the three and nine months ended September 30, 2015 compared to $22.9 million and $53.3 million for the same periods in 2014. The effective income tax rate was 42.0% and 41.1% for the three and nine months ended September 30, 2015, compared to 39.0% and 39.9% for the same periods in 2014. The largest contributor to the increase for both periods was increased activity in higher state tax jurisdictions. Higher compensation expense also contributed to the increase, particularly for the three month comparison period.

As of September 30, 2015, the total amount of unrecognized tax benefits, including related interest and penalties was $7.6 million. If the total amount of unrecognized tax benefits was recognized, $6.7 million of unrecognized tax benefits and $0.9 million of interest would decrease the effective tax rate.

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

The Company intends to settle stock awards in shares upon vesting to the extent that the Company has shares available under the Plan. A total of 389,022 shares of common stock remain available for future grant under the Plan at September 30, 2015.  As a result, awards of 400,000 stock options that were made in December 2014 and March 2015 under the Plan were not deducted from the shares of common stock remaining available for future grant and these option awards, which may at the Company’s election be settled in cash, were classified as liabilities, and compensation cost for these liability-classified awards will be remeasured at each balance sheet date until such time that the Plan has been amended to increase the number of shares available. Under FASB ASC Topic 718, “Stock Compensation” (ASC 718), options or similar instruments on shares are classified as liabilities when a cash settlement feature exists in the stock based award that can be exercised only upon the occurrence of an event that is outside the employee’s control.

Restricted Stock Unit Awards

Restricted stock unit awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. Upon vesting, each restricted stock unit award is exchanged for one share of the Company’s common stock. The grant date fair values of these awards are determined based on the closing price of the Company’s stock on either the award date (if subject only to service conditions), or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. As of September 30, 2015, the Compensation Committee has approved the grant of an aggregate of 6,321,430 restricted stock unit awards under the 2004 Stock Option and Incentive Plan (and amendments) to eligible participants.

During the nine months ended September 30, 2015, the Compensation Committee established the 2015 performance targets for 321,500 restricted stock units awarded in 2015, 2013, and 2012. The restricted stock unit awards granted during the nine months ended September 30, 2015 had a weighted-average grant date fair value of $23.07.  During the nine months ended September 30, 2014, the Compensation Committee established the 2014 performance targets for 866,500 restricted stock units awarded in 2014, 2013, and 2012. The restricted stock unit awards granted during the nine months ended September 30, 2014 had a weighted-average grant date fair value of $27.33. The grant date fair value is determined based on the closing price of the Company’s common stock on the date of the grant.

There were 31,560 restricted stock unit awards forfeited during the nine months ended September 30, 2015.

During the three and nine months ended September 30, 2015, the Company recognized $2.5 million and $11.1 million, respectively, of compensation expense related to restricted stock unit awards, as compared to $3.2 million and $10.2 million during the three and nine months ended September 30, 2014. Such expense is included in general and administrative expenses in the Consolidated Condensed Statements of Operations. As of September 30, 2015, there was $12.4 million of unrecognized compensation cost related to the unvested awards which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 1.5 years.

A summary of restricted stock unit awards activity for the nine months ended September 30, 2015 is as follows:

			Aggregate
		Weighted-Average	Intrinsic
	Number	Grant Date	Value
	of Shares	Fair Value	(in thousands)
Granted and Unvested - January 1, 2015	1,056,597	$26.54	$25,432
Activity during the nine months ended September 30, 2015:
Vested	(370,940)	$27.07	$7,983
Granted	321,500	$23.07	$5,292
Forfeited	(31,560)	$28.19	$—
Total Granted and Unvested - September 30, 2015	975,597	$26.70	$16,058
Approved for grant	754,500	(a)	$12,419
Total Awarded and Unvested - September 30, 2015	1,730,097	(a)	$28,477

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee for certain grants.

The outstanding unvested awards at September 30, 2015 are scheduled to vest as follows, subject where applicable to the achievement of performance targets. As described above, certain performance targets are not yet established.

Number
Vesting Date	of Awards
2015	-
2016	302,500
2017	942,597
2018	311,000
2019	174,000
1,730,097

There are 30,000 of the unvested restricted stock unit awards that will vest based on the satisfaction of service requirements and 1,700,097 of the unvested restricted stock unit awards will vest based on the satisfaction of both service requirements and the achievement of performance targets.

Stock Options

Stock option awards generally vest subject to the satisfaction of service requirements or the satisfaction of both service requirements and achievement of certain performance targets. The grant date fair values of these awards are determined based on the Black-Scholes option price model on either the award date (if subject only to service conditions) or the date that the Compensation Committee establishes the applicable performance target (if subject to performance conditions). The related compensation expense is amortized over the applicable requisite service period. The exercise price of the options is equal to the closing price of the Company’s common stock on the date the awards were approved by the Compensation Committee, and the awards expire ten years from the award date. As of September 30, 2015, the Compensation Committee has approved the award of an aggregate of 3,445,465 stock options to eligible participants.

During the nine months ended September 30, 2015, the Compensation Committee established certain performance targets for 259,000 stock options awarded in 2015, 2014, 2013, and 2012. The stock option awards granted during the nine months ended September 30, 2015 had a weighted-average grant date fair value of $12.48. During the nine months ended September 30, 2014, the Compensation Committee established certain performance targets for 714,000 stock options awarded in 2014, 2013 and 2012. The stock option awards granted during the nine months ended September 30, 2014 had a weighted-average grant date fair value of $17.69.

For the three and nine months ended September 30, 2015, the Company recognized compensation expense related to stock option awards of $1.2 million and $6.0 million, respectively, as compared to $1.3 million and $4.1 million for the three and nine months ended September 30, 2014, respectively. Such expenses are included in general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2015, there was $3.9 million of unrecognized compensation expense related to the outstanding options, which, absent significant forfeitures in the future, is expected to be recognized over a weighted-average period of approximately 1.1 years.

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

		Weighted-Average
	Number	Grant Date	Exercise
	of Shares	Fair Value	Price
Granted and Outstanding - January 1, 2015	1,989,000	$12.75	$19.63
Activity during the nine months ended September 30, 2015:
Granted	259,000	$12.48	$16.07
Exercised	—	$—	$—
Forfeited	—	$—	$—
Total Granted and Outstanding - September 30, 2015	2,248,000	$11.93	$19.22
Approved for grant	722,000	(a)	$20.58
Total Awarded and Outstanding - September 30, 2015	2,970,000	(a)	$19.55

(a)	Grant date fair value cannot be determined currently because the related performance targets for future years have not yet been established by the Compensation Committee for certain grants.

There were 1,485,000 stock options that have vested and were exercisable at September 30, 2015 at a weighted-average exercise price of $19.57 per share.

Of the remaining stock options outstanding, approximately  15,000 stock options will vest based on the satisfaction of service requirements and 1,470,000 stock options will vest based on the satisfaction of both service requirements and the achievement of performance targets.

At September 30, 2015, the outstanding stock options of 2,248,000 had an intrinsic value of $3.6 million and a weighted-average remaining contractual life of 5.4 years.

No stock options were granted during the third quarter of 2015. The following table details the key assumptions used in estimating the grant date fair values of stock option awards granted during the first quarter of 2015 based on the Black Scholes option pricing model using the following key assumptions:

	Award Year
	2015	2013	2012
Number of options granted during 2015	100,000	9,000	150,000
Risk-free interest rate	1.46%	1.77%	1.15%
Expected life of options (years)	5.50	5.68	4.06
Expected volatility of underlying stock	45.11%	43.92%	45.92%
Expected quarterly dividends (per share)	$—	$—	$—

(10)     Financial Commitments

Amended Credit Agreement

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement, (the “Credit Agreement”) restructuring its former $300 million revolving credit facility and $200 million Term Loan. All outstanding amounts under the Fifth Amended and Restated Credit Agreement were repaid in full using proceeds of the Credit Agreement. The new agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility") and a $250 million term loan (the “Term Loan”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The Term Loan principal is to be repaid on a quarterly basis, with 6.0% of the original total outstanding principal repaid in year 1, 9.0% in year 2, 12.0% in year 3, 15.0% in year 4 and 13.5% in year 5 along with a balloon payment of the remaining 44.5% due at maturity. Borrowings under the Revolving Credit Facility bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Borrowings under the Term Loan bear interest based on LIBOR plus an applicable margin. Included in the Credit Agreement is a special provision allowing an additional accordion provision, which the Company may opt to utilize at a future date to increase either the Revolving Credit Facility or establish one or more new term loan commitments, up to an aggregate amount not to exceed $300 million. The Credit Agreement provides a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million. Both the Revolving Credit Facility and the Term Loan mature on June 5, 2019.

The Revolving Credit Facility and Term Loan include usual and customary covenants for credit facilities of this type, including covenants providing maximum allowable ranges of consolidated leverage ratios from 3.75:1.00 to 2.75:1.00 over a range of five years and maintaining a minimum consolidated fixed charge coverage ratio of 1.25:1.00. The Credit Agreement eliminated the other covenant requirements that were formerly held under the Fifth Amended and Restated Credit Agreement.

Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the Credit Agreement. The obligations under the Credit Agreement are secured by a lien on all personal property of the Company and its subsidiaries party thereto.  The Term Loan balance was $229.4 million at September 30, 2015 and $242.5 million at December 31, 2014.

As discussed in Note 7. Commitments and Contingencies and Note 16. Subsequent Event, during the three months ended September 30, 2015 the Company recognized a non-cash, pre-tax charge of $23.9 million as a result of an adverse ruling on the Brightwater litigation matter. The financial impact of this charge caused the Company to breach its financial covenants under the Credit Agreement. On November 13, 2015, the Company received a waiver from the Credit Agreement lenders. Therefore, the Company is not in default under the Credit Agreement.

The Company had $140.0 million of outstanding borrowings under its Revolving Facility as of September 30, 2015 and $130.0 million as of December 31, 2014. The net change in borrowings under the Revolving Facility comprises all “Proceeds from debt” and a significant portion of all “Repayment of debt” as presented in the Consolidated Condensed Statements of Cash Flows. The Company utilized the Revolving Facility for letters of credit in the amount of $0.2 million as of September 30, 2015 and $1.0 million as of December 31, 2014. Accordingly, at September 30, 2015, the Company had $159.8 million available to borrow under the Revolving Facility.

(11)     Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share were similarly computed after giving consideration to the dilutive effect of stock options and restricted stock unit awards outstanding on the weighted-average number of common shares outstanding. The computation of diluted earnings per common share for the three and nine months ended September 30, 2015 excluded the antidilutive effect of 201,764 and 110,620 restricted stock units, respectively, compared to 10,000 and 3,333 antidilutive restricted stock units for the three and nine months ended September 30, 2014, respectively. The computation of diluted earnings per common share for the three and nine months ended September 30, 2015 excluded the antidilutive effect of 1,579,667 and 908,889 stock options, respectively, compared to 5,000 and 88,333 antidilutive stock options for the three and nine months ended September 30, 2014, respectively.

(12)     Business Segments

The following table sets forth certain reportable segment information relating to the Company’s operation for the three and nine months ended September 30, 2015 and 2014:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Three Months Ended September 30, 2015
Total revenues	$604,317	$506,259	$325,365	$1,435,941	$—		$1,435,941
Elimination of intersegment revenues	(64,067)	(31,135)	—	(95,202)	—		(95,202)
Revenues from external customers	$540,250	$475,124	$325,365	$1,340,739	$—		$1,340,739
Income from construction operations	$43,183	$6,763	$4,741	$54,687	$(15,713)	(a)	$38,974

Three Months Ended September 30, 2014
Total revenues	$496,142	$420,404	$355,932	$1,272,478	$—		$1,272,478
Elimination of intersegment revenues	(13,472)	(8,317)	—	(21,789)	—		(21,789)
Revenues from external customers	$482,670	$412,087	$355,932	$1,250,689	$—		$1,250,689
Income from construction operations	$53,684	$19,159	$10,876	$83,719	$(13,365)	(a)	$70,354

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Nine Months Ended September 30, 2015
Total revenues	$1,570,553	$1,394,568	$945,181	$3,910,302	$—		$3,910,302
Elimination of intersegment revenues	(121,449)	(69,211)	—	(190,660)	—		(190,660)
Revenues from external customers	$1,449,104	$1,325,357	$945,181	$3,719,642	$—		$3,719,642
Income from construction operations	$120,106	$(8,107)	$29,008	$141,007	$(51,068)	(a)	$89,939

Nine Months Ended September 30, 2014
Total revenues	$1,270,657	$1,122,072	$970,036	$3,362,765	$—		$3,362,765
Elimination of intersegment revenues	(32,292)	(40,041)	—	(72,333)	—		(72,333)
Revenues from external customers	$1,238,365	$1,082,031	$970,036	$3,290,432	$—		$3,290,432
Income from construction operations	$156,031	$28,656	$31,326	$216,013	$(38,719)	(a)	$177,294

(a)	Consists primarily of corporate general and administrative expenses.

The following table sets forth certain reportable segment information relating to the Company’s total assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
(in thousands)
Building	$794,274	$680,933
Civil	1,973,925	1,814,170
Specialty Contractors	863,750	775,162
Totals	$3,631,949	$3,270,265
Corporate (a)	338,306	503,050
Consolidated Total	$3,970,255	$3,773,315

(a)	Consists principally of cash and cash equivalents and corporate transportation equipment.

(13)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective September 1, 2004, all benefit accruals under the Company’s pension plan were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth the net periodic benefit cost by component for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Interest cost	$1,008	$1,030	$3,030	$3,090
Expected return on plan assets	(1,256)	(1,192)	(3,768)	(3,576)
Amortization of net loss	(1,417)	1,077	1,503	3,231
Net periodic benefit cost	$(1,665)	$915	$765	$2,745

The Company contributed $2.3 million and $4.1 million to its defined benefit pension plan during the nine months ended September 30, 2015 and 2014, respectively. The Company expects to contribute an additional $0.5 million to its defined benefit pension plan during the remainder of fiscal year 2015.

(14)     Related Party Transactions

The Company leases certain facilities from Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, and an affiliate owned by Mr. Tutor under non-cancelable operating lease agreements. On April 18, 2014, the Company and Ronald N. Tutor entered into two separate lease agreements, replacing the former leases which terminated on May 31, 2014. Each of the new leases is effective June 1, 2014 with new monthly payments of an aggregate of $0.2 million, and an increase at the rate of the greater of 3% per annum or the Consumer Price Index (“CPI”) for the Los Angeles metropolitan area beginning on June 1, 2015. Both new leases provide for purchase/sell options of the facilities at fair market value beginning on June 1, 2021 and June 1, 2025. Also under both leases, the fair market value is to be agreed upon by both parties, or determined by a consensus of independent qualified appraisers. Lease expense for these new leases and the former leases until date of termination, recorded on a straight-line basis, was $0.8 million and $2.4 million for three and nine months ended September 30, 2015, respectively. Lease expense for these new leases and the former leases until date of termination, recorded on a straight-line basis, was $0.7 million and $1.8 million for three and nine months ended September 30, 2014, respectively.

Raymond R. Oneglia, who is the Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. Currently the Company has a 30% interest in a joint venture with O&G as the sponsor involving a highway construction project for the State of Connecticut, with an estimated total contract value of approximately $362 million, scheduled for completion in 2016. Under this arrangement, O&G provides project-related equipment and services directly to the customer (on customary trade terms). In accordance with the joint venture agreement, payments to O&G for equipment and services for the three and nine months ended September 30, 2015 were $3.3 million and $8.5 million, respectively. Payments to O&G for equipment and services for the three and nine months ended September 30, 2014 were $1.8 million and $5.1 million, respectively. O&G’s cumulative holdings of the Company’s stock were 500,000 shares at both September 30, 2015 and September 30, 2014, or 1.02% and 1.03%, respectively, of total common shares outstanding.

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

CONDENSED CONSOLIDATING BALANCE SHEET - SEPTEMBER 30, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and Cash Equivalents	$64,316	$31,558	$1,020	$—	$96,894
Restricted Cash	3,369	4,008	31,195	—	38,572
Accounts Receivable	427,119	1,186,601	58,326	(121,181)	1,550,865
Costs and Estimated Earnings in Excess of Billings	110,378	849,774	152	(76,495)	883,809
Deferred Income Taxes	4,787	12,955	1,131	—	18,873
Other Current Assets	76,162	51,422	37,765	(78,615)	86,734
Total Current Assets	$686,131	$2,136,318	$129,589	$(276,291)	$2,675,747

Long-term Investments	$—	$—	$—	$—	$—
Property and Equipment, net	107,030	420,262	4,146	—	531,438
Intercompany Notes and Receivables	—	186,736	—	(186,736)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible Assets, net	—	97,425	—	—	97,425
Investment in Subsidiaries	1,998,039	—	—	(1,998,039)	—
Other	57,170	27,363	1,761	(5,655)	80,639
	$2,848,370	$3,453,110	$135,496	$(2,466,721)	$3,970,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	$81,825	$45,072	$—	$(41,000)	$85,897
Accounts Payable	250,379	918,808	3,344	(187,314)	985,217
Billings in Excess of Costs and Estimated Earnings	100,598	188,172	34	(2,239)	286,565
Accrued Expenses and Other Current Liabilities	50,226	118,252	63,024	(45,738)	185,764
Total Current Liabilities	$483,028	$1,270,304	$66,402	$(276,291)	$1,543,443

Long-term Debt, less current maturities	664,931	87,007	—	(5,655)	746,283
Deferred Income Taxes	—	149,021	—	—	149,021
Other Long-term Liabilities	112,909	1,993	—	—	114,902
Intercompany Notes and Advances Payable	152,120	—	34,616	(186,736)	—

Contingencies and Commitments	—	—	—	—	—

Stockholders’ Equity	1,435,382	1,944,785	34,478	(1,998,039)	1,416,606
	$2,848,370	$3,453,110	$135,496	$(2,466,721)	$3,970,255

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and Cash Equivalents	$75,087	$36,764	$23,732	$—	$135,583
Restricted Cash	3,369	5,274	35,727	—	44,370
Accounts Receivable	299,427	1,246,635	37,064	(103,622)	1,479,504
Costs and Estimated Earnings in Excess of Billings	70,344	700,362	152	(44,456)	726,402
Deferred Income Taxes	—	15,639	—	2,323	17,962
Other Current Assets	39,196	42,750	24,397	(37,608)	68,735
Total Current Assets	$487,423	$2,047,424	$121,072	$(183,363)	$2,472,556

Long-term Investments	—	—	—	—	—
Property and Equipment, net	92,413	430,876	4,313	—	527,602
Intercompany Notes and Receivables	—	122,401	—	(122,401)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible Assets, net	—	100,254	—	—	100,254
Investment in Subsidiaries	2,154,562	19,519	50	(2,174,131)	—
Other	83,503	9,847	—	(5,453)	87,897
	$2,817,901	$3,315,327	$125,435	$(2,485,348)	$3,773,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Maturities of Long-term Debt	34,776	46,516	—	—	81,292
Accounts Payable	186,958	716,851	3,749	(109,384)	798,174
Billings in Excess of Costs and Estimated Earnings	139,020	185,807	2,672	(8,203)	319,296
Accrued Expenses and Other Current Liabilities	33,018	95,177	58,571	(26,952)	159,814
Total Current Liabilities	$393,772	$1,044,351	$64,992	$(144,539)	$1,358,576

Long-term Debt, less current maturities	712,460	112,060	—	(40,453)	784,067
Deferred Income Taxes	142,457	7,914	—	—	150,371
Other Long-term Liabilities	112,899	1,897	—	—	114,796
Intercompany Notes and Advances Payable	90,373	—	35,619	(125,992)	—

Contingencies and Commitments	—	—	—	—	—

Stockholders’ Equity	1,365,939	2,149,105	24,824	(2,174,363)	1,365,505
	$2,817,900	$3,315,327	$125,435	$(2,485,347)	$3,773,315

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$309,777	$1,111,034	$5,240	$(85,312)	$1,340,739
Cost of Operations	258,061	1,067,789	—	(85,312)	1,240,538

Gross Profit	$51,716	$43,245	$5,240	$—	$100,201

General and Administrative Expenses	19,584	41,171	472	—	61,227

INCOME FROM CONSTRUCTION OPERATIONS	$32,132	$2,074	$4,768	$—	$38,974

Equity in Earnings of Subsidiaries	4,186	—	—	(4,186)	—
Other (Expense) Income, net	4,414	1,375	127	—	5,916
Interest Expense	(10,273)	(662)	—	—	(10,935)

Income (Loss) before Income Taxes	30,459	2,787	4,895	(4,186)	33,955

Benefit (Provision) for Income Taxes	(10,782)	(1,413)	(2,083)	—	(14,278)

NET INCOME (LOSS)	$19,677	$1,374	$2,812	$(4,186)	$19,677

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(1,377)	—	—	1,377	—
Foreign currency translation	—	(1,375)	—	—	(1,375)
Change in fair value of investments	—	(2)	—	—	(2)
Change in fair value of interest rate swap	47	—	—	—	47
Total Other Comprehensive (Loss) Income	$(1,330)	$(1,377)	$—	$1,377	$(1,330)

Total Comprehensive Income (Loss)	$18,347	$(3)	$2,812	$(2,809)	$18,347

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$272,657	$1,020,335	$—	$(42,303)	$1,250,689
Cost of Operations	242,717	913,797	(4,363)	(42,303)	1,109,848

Gross Profit	$29,940	$106,538	$4,363	$—	$140,841

General and Administrative Expenses	22,128	47,884	475	—	70,487

INCOME FROM CONSTRUCTION OPERATIONS	$7,812	$58,654	$3,888	$—	$70,354

Equity in Earnings of Subsidiaries	38,044	—	—	(38,044)	—
Other (Expense) Income, net	(1,246)	677	128	—	(441)
Interest Expense	(10,369)	(928)	—	—	(11,297)

Income (Loss) before Income Taxes	$34,241	$58,403	$4,016	$(38,044)	$58,616

Benefit (Provision) for Income Taxes	1,489	(22,870)	(1,505)	—	(22,886)

NET INCOME (LOSS)	$35,730	$35,533	$2,511	$(38,044)	$35,730

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(456)	—	—	456	—
Foreign currency translation	—	(501)	—	—	(501)
Change in fair value of investments	—	45	—	—	45
Change in fair value of interest rate swap	129	—	—	—	129
Total Other Comprehensive (Loss) Income	$(327)	$(456)	$—	$456	$(327)

Total Comprehensive Income (Loss)	$35,403	$35,077	$2,511	$(37,588)	$35,403

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$855,286	$3,061,903	$12,324	$(209,871)	$3,719,642
Cost of Operations	733,023	2,906,910	—	(209,871)	3,430,062

Gross Profit	$122,263	$154,993	$12,324	$—	$289,580

General and Administrative Expenses	69,908	128,322	1,411	—	199,641

INCOME FROM CONSTRUCTION OPERATIONS	$52,355	$26,671	$10,913	$—	$89,939

Equity in Earnings of Subsidiaries	22,712	—	—	(22,712)	—
Other (Expense) Income, net	1,879	3,002	380	—	5,261
Interest Expense	(30,670)	(2,378)	—	—	(33,048)

Income (loss) before Income Taxes	46,276	27,295	11,293	(22,712)	62,152

Benefit (Provision) for Income Taxes	(9,696)	(11,230)	(4,646)	—	(25,572)

NET INCOME (LOSS)	$36,580	$16,065	$6,647	$(22,712)	$36,580

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(3,195)	—	—	3,195	—
Foreign currency translation	—	(3,109)	—	—	(3,109)
Change in fair value of investments	—	(86)	—	—	(86)
Change in fair value of interest rate swap	152	—	—	—	152
Total Other Comprehensive (Loss) Income	(3,043)	(3,195)	—	3,195	(3,043)

Total Comprehensive Income (Loss)	$33,537	$12,870	$6,647	$(19,517)	$33,537

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$707,448	$2,702,117	$—	$(119,133)	$3,290,432
Cost of Operations	614,408	2,438,802	(19,364)	(119,133)	2,914,713

Gross Profit	93,040	263,315	19,364	—	375,719

General and Administrative Expenses	58,908	138,129	1,388	—	198,425

INCOME FROM CONSTRUCTION OPERATIONS	34,132	125,186	17,976	—	177,294

Equity in Earnings of Subsidiaries	85,073	—	—	(85,073)	—
Other (Expense) Income, net	(12,025)	861	376	—	(10,788)
Interest Expense	(30,195)	(2,790)	—	—	(32,985)

Income (Loss) before Income Taxes	76,985	123,257	18,352	(85,073)	133,521

Benefit (Provision) for Income Taxes	3,229	(49,209)	(7,327)	—	(53,307)

NET INCOME (LOSS)	$80,214	$74,048	$11,025	$(85,073)	$80,214

Other Comprehensive Income:

Other Comprehensive Income of Subsidiaries	(221)	—	—	221	—
Foreign currency translation	—	(440)	—	—	(440)
Change in fair value of investments	—	219	—	—	219
Change in fair value of interest rate swap	286	—	—	—	286
Total Other Comprehensive (Loss) Income	65	(221)	—	221	65

Total Comprehensive Income (Loss)	$80,279	$73,827	$11,025	$(84,852)	$80,279

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$36,580	$16,065	$6,647	$(22,712)	$36,580
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,279	24,042	207	—	32,528
Equity in earnings of subsidiaries	(22,712)	—	—	22,712	—
Stock-based compensation expense	17,064	—	—	—	17,064
Excess income tax benefit from stock-based compensation	(186)	—	—	—	(186)
Deferred income taxes	(2,323)	10,450	(1,761)	—	6,366
(Gain) loss on sale of property and equipment	79	(900)	—	—	(821)
Other long-term liabilities	(1,480)	101	—	—	(1,379)
Other non-cash items	(4,856)	(836)	—	—	(5,692)
Changes in other components of working capital	(144,093)	114,658	(34,351)	—	(63,786)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(113,648)	$163,580	$(29,258)	$—	$20,674

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(21,406)	(11,919)	(40)	—	(33,365)
Proceeds from sale of property and equipment	—	2,220	—	—	2,220
(Increase) decrease in intercompany advances	—	(127,690)	—	127,690	—
Change in restricted cash	—	1,266	4,532	—	5,798
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(21,406)	$(136,123)	$4,492	$127,690	$(25,347)

Cash Flows from Financing Activities:
Proceeds from debt	678,622	(5,903)	—	—	672,719
Repayment of debt	(679,353)	(26,760)	—	—	(706,113)
Excess income tax benefit from stock-based compensation	186	—	—	—	186
Issuance of common stock and effect of cashless exercise	(808)	—	—	—	(808)
Increase (decrease) in intercompany advances	125,636	—	2,054	(127,690)	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$124,283	$(32,663)	$2,054	$(127,690)	$(34,016)

Net (Decrease) Increase in Cash and Cash Equivalents	(10,771)	(5,206)	(22,712)	—	(38,689)
Cash and Cash Equivalents at Beginning of Year	75,087	36,764	23,732	—	135,583
Cash and Cash Equivalents at End of Period	$64,316	$31,558	$1,020	$—	$96,894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited-in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$80,214	$74,048	$11,025	$(85,073)	$80,214
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,617	36,345	203	—	42,165
Equity in earnings of subsidiaries	(85,073)	—	—	85,073	—
Stock-based compensation expense	14,127	249	—	—	14,376
Excess income tax benefit from stock-based compensation	(656)	—	—		(656)
Deferred income taxes	4,140	11,848	—	—	15,988
(Gain) loss on sale of investments	1,786	—	—	—	1,786
(Gain) loss on sale of property and equipment	833	93	—	—	926
Other long-term liabilities	2,376	(1,120)	—	—	1,256
Other non-cash items	1,324	—	—	—	1,324
Changes in other components of working capital	(17,700)	(286,654)	3,550	—	(300,804)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$6,988	$(165,191)	$14,778	$—	$(143,425)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(18,743)	(19,035)	—	—	(37,778)
Proceeds from sale of property and equipment	136	5,017	—	—	5,153
Proceeds from sale of available-for-sale securities	44,497	—	—	—	44,497
Change in restricted cash	15,464	142	(20,000)	—	(4,394)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$41,354	$(13,876)	$(20,000)	$—	$7,478

Cash Flows from Financing Activities:
Proceeds from debt	952,568	40,442	—	—	993,010
Repayment of debt	(752,030)	(56,581)	—	—	(808,611)
Business acquisition related payments	(26,430)	—	—	—	(26,430)
Excess income tax benefit from stock-based compensation	656	—	—	—	656
Issuance of common stock and effect of cashless exercise	(1,692)	—	—	—	(1,692)
Debt issuance costs	(3,681)	—	—	—	(3,681)
Increase (decrease) in intercompany advances	(236,283)	236,089	194	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(66,892)	$219,950	$194	$—	$153,252

Net Increase (Decrease) in Cash and Cash Equivalents	(18,550)	40,883	(5,028)	—	17,305
Cash and Cash Equivalents at Beginning of Year	88,995	18,031	12,897	—	119,923
Cash and Cash Equivalents at End of Period	$70,445	$58,914	$7,869	$—	$137,228

(16)     Subsequent Event

As described more fully in the Brightwater Matter discussion in Note 7. Contingencies and Commitments, on November 9, 2015, the Company received notice of an adverse appellate court decision, filed that day, regarding a long-standing litigation matter involving a joint venture in which Frontier-Kemper, a wholly-owned subsidiary of the Company, was a 20% minority partner. The adverse decision upheld a trial court’s jury verdict from May 2013 and resulted in a non-cash, pre-tax charge of approximately $23.9 million, which was recorded as a subsequent event in the third quarter of 2015. As part of the appellate court’s decision, the joint venture must pay reasonable attorney fees and appellate costs, which were not known and were not estimable at the time of the filing of this Form 10-Q. Since Frontier-Kemper contributed its 20% minority share of funds to satisfy the trial court’s earlier verdict, the decision is not expected to have a significant impact on future cash flows.

Frontier-Kemper is a wholly owned subsidiary of the Company that was acquired in June 2011. The Brightwater joint venture project had been completed and the dispute was in litigation at the time of the acquisition. As a minority partner, Frontier-Kemper did not lead the litigation effort, nor did the Company.

As a result of receiving notice of the adverse appellate court decision on November 9, 2015, the Company filed a Notification of Late Filing on Form 12b-25 with the Securities and Exchange Commission on November 10, 2015, disclosing that the Company was unable to timely file this Form 10-Q for the quarter ended September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at September 30, 2015 and the results of our operations for the three and nine months ended September 30, 2015 and should be read in conjunction with: (1) the unaudited consolidated condensed financial statements and notes contained herein, and (2) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Overview

We were incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. We provide diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our construction business is conducted through three basic segments or operations: Civil, Building and Specialty Contractors. Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure, including highways, bridges, mass-transit systems and water and wastewater treatment facilities, primarily in the western, midwestern, northeastern and mid-Atlantic regions of the United States. Our Building segment has significant experience providing services to a number of specialized building markets, including the hospitality and gaming, transportation, healthcare, municipal and commercial offices, sports and entertainment, educational, correctional facilities, biotech, pharmaceutical and high-tech markets. Our Specialty Contractors segment specializes in plumbing, HVAC, electrical, mechanical and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming and transportation end markets, among others.

The contracting and management services that we provide consist of general contracting, pre-construction planning and comprehensive management services, including planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. We also offer self-performed construction services, including site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing and HVAC. We provide these services by using traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts and, to a lesser extent, construction management or design-build contracting arrangements. We  occasionally enter into joint venture arrangements with other contractors for certain construction projects. Each of the joint venture participants is usually committed to supply a predetermined percentage of capital, as required, and to share in a predetermined percentage of the income or loss of the project. Generally, each joint venture participant is fully liable for the obligations of the joint venture.

We believe our leadership position as the contractor of choice for large, complex civil and building projects will support our long-term backlog growth. We continue to strategically focus on growing our business by pursuing and obtaining higher-margin public works projects and building projects on an opportunistic basis. In addition, we continue to leverage our unique, substantial self-performance and schedule-control capabilities to obtain additional large-scale civil and building awards. We have capitalized on this leadership position and these synergies with various recent significant new awards and pending awards (see Backlog Analysis on page 37).

The following tables present the results of operations of the Company for the three and nine months ended September 30, 2015 and 2014:

	Consolidated Results of Operations
			% Change			% Change
	Three Months Ended		Favorable	Nine Months Ended		Favorable
	September 30,		(Unfavorable)	September 30,		(Unfavorable)
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
	(In thousands)			(In thousands)
Revenues	$1,340,739	$1,250,689	7.2%	$3,719,642	$3,290,432	13.0%
Cost of operations	1,240,538	1,109,848	(11.8)%	3,430,062	2,914,713	(17.7)%
Gross profit	100,201	140,841	(28.9)%	289,580	375,719	(22.9)%
General and administrative expenses	61,227	70,487	13.1%	199,641	198,425	(0.6)%
Income from construction operations	38,974	70,354	(44.6)%	89,939	177,294	(49.3)%
Other income (expense), net	5,916	(441)	1441.5%	5,261	(10,788)	148.8%
Interest expense	(10,935)	(11,297)	3.2%	(33,048)	(32,985)	(0.2)%
Income before income taxes	33,955	58,616	(42.1)%	62,152	133,521	(53.5)%
Provision for income taxes	(14,278)	(22,886)	37.6%	(25,572)	(53,307)	52.0%
Net income	$19,677	$35,730	(44.9)%	$36,580	$80,214	(54.4)%

	Consolidated Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(As a percentage of Revenues)		(As a percentage of Revenues)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	92.5%	88.7%	92.2%	88.6%
Gross profit	7.5%	11.3%	7.8%	11.4%
General and administrative expenses	4.6%	5.7%	5.4%	6.0%
Income from construction operations	2.9%	5.6%	2.4%	5.4%
Other income (expense), net	0.4%	(0.0)%	0.1%	(0.3)%
Interest expense	(0.8)%	(0.9)%	(0.9)%	(1.0)%
Income before income taxes	2.5%	4.7%	1.6%	4.1%
Provision for income taxes	(1.0)%	(1.8)%	(0.6)%	(1.7)%
Net income	1.5%	2.9%	1.0%	2.4%

Revenues increased $90.0 million, or 7.2%, and approximately $429.2 million, or 13.0%, during the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase for both periods was due primarily to increased activity on various building projects in California,  a runway reconstruction project in New York and electrical projects at Hudson Yards in New York.  For the nine-month period, the increase was also due to greater activity on various electrical, mechanical and concrete placement projects in New York. The increase for both periods was partially offset by decreased activity on electrical projects at the World Trade Center and mechanical projects at the United Nations in New York, as well as, various smaller electrical projects in the southern U.S.

The decrease in net income for the three and nine months ended September 30, 2015 compared to the same periods in 2014, was principally attributable to an unfavorable change in the third quarter of 2015 for an adverse legal decision related to a long-standing litigation matter, for which the Company assumed liability as part of an acquisition in 2011 (for further information, refer to the Brightwater Matter discussion in Note 7 and Note 16 of the Notes to the Consolidated Condensed Financial Statements). Also contributing to the decrease was the inclusion of a favorable adjustment in the prior year period for the estimated recovery on a large hospitality and gaming building project, unfavorable adjustments in the current year third quarter related to a number of electrical projects in New York and decreased current year activity on certain higher-margin civil projects. For the nine-month period, the decrease was also due to unfavorable adjustments in 2015 related to the estimate of costs to complete an office building project in New York, decreased current year activity on certain tunnel projects on the West Coast and net favorable adjustments to the estimated recoveries on two civil projects in the second quarter of 2014, based on legal rulings issued during that period. The decrease in net income for both 2015 periods was partially offset by increased project execution activity and favorable adjustments on the New York runway reconstruction project, as well as progress on numerous other projects across all of the Company’s segments. (The adjustments related to the Brightwater legacy litigation matter, the two building projects, the New York runway project and the two civil projects that settled in the second quarter of last year, were discussed in Use of and changes in estimates.)

Diluted earnings per share (“EPS”) was $0.40 for the three months ended September 30, 2015, compared to $0.73 for the same period in 2014. Diluted EPS was $0.74 for the nine months ended September 30, 2015, compared to $1.64 for the same period in 2014.

Non-GAAP Measures

Our consolidated financial statements are presented based on accounting principles generally accepted in the United States (“GAAP”). We sometimes use non-GAAP measures of income from operations, net income, EPS and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. We are providing the below non-GAAP measures to disclose additional information to facilitate the comparison of past and present operations, as they are among the indicators that management uses as a basis for evaluating the Company’s financial performance, as well as for forecasting future periods. As such, management believes that these non-GAAP measures can be useful in measuring operating performance and should be considered by investors, prospective investors and others. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they should be considered in addition to, and not in lieu of, our GAAP results. The non-GAAP measures that we provide may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of reported income from construction operations under GAAP to adjusted income from construction operations for the three and nine months ended September 30, 2015.

	Reportable Segments
			Specialty			Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate	Total
Three Months Ended September 30, 2015
Income from construction operations, as reported	$43,183	$6,763	$4,741	$54,687	$(15,713)	$38,974
Litigation-related charge (a)	23,860	—	—	23,860	—	23,860
Adjusted income from construction operations	$67,043	$6,763	$4,741	$78,547	$(15,713)	$62,834

	Reportable Segments
			Specialty			Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate	Total
Nine Months Ended September 30, 2015
Income from construction operations, as reported	$120,106	$(8,107)	$29,008	$141,007	$(51,068)	$89,939
Litigation-related charge (a)	23,860	—	—	23,860	—	23,860
Adjusted income from construction operations	$143,966	$(8,107)	$29,008	$164,867	$(51,068)	$113,799

(a)The Company recorded a non-cash, pre-tax charge of $23.9 million ($14.0 million after tax) for an adverse legal decision related to a long-standing litigation matter, for which the Company assumed liability for a minority interest in a joint venture as part of an acquisition in 2011.  (For further information, refer to the Brightwater Matter discussion in Note 7 and Note 16 of the Notes to the Consolidated Condensed Financial Statements.)

The following table presents a reconciliation of reported net income and reported diluted EPS under GAAP to adjusted net income and adjusted diluted EPS for the three and nine months ended September 30, 2015.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands, except for per share data)	2015	2015
Net income, as reported	$19,677	$36,580
Litigation-related charge, as mentioned above	14,032	14,032
Adjusted net income	$33,709	$50,612

Diluted earnings per common share, as reported	$0.40	$0.74
Litigation-related charge, as mentioned above	0.28	0.28
Adjusted diluted earnings per common share	$0.68	$1.02

There were no adjustments for non-GAAP measurement purposes to income from construction operations, net income or diluted EPS for the three and nine months ended September 30, 2014.

Backlog Analysis

Our backlog of uncompleted construction work at September 30, 2015 was approximately $7.5 billion compared to $7.8 billion at December 31, 2014. During the first nine months of 2015, we booked various new awards and adjustments to existing contracts into backlog across each of our business segments. Significant new awards and adjustments included a technology research and development facility project valued at $800 million and $93 million of incremental funding for a biotechnology facility project, both in California, a hospitality building project worth $239 million, a mixed-use building project worth $117 million, and a highway project in Pennsylvania valued at $58 million, four electrical projects in New York totaling $170 million and a tunnel project also in New York worth $56 million,  three educational building projects in Mississippi totaling $120 million, $69 million of incremental funding for a multi-unit residential building project in Florida and a highway project in Maryland valued at $60 million.

In addition to our existing backlog, we have approximately $4.5 billion of pending contract awards, including up to $2.3 billion in various future phases of the Hudson Yards project, approximately $800 million for five building projects in California, more than $400 million for three building projects in Florida and approximately $1.0 billion in various other contracts. We anticipate booking many of these and other pending awards into backlog over the next several quarters. We continue to track several large-scale civil and building prospects for both public and private sector customers.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2014 to September 30, 2015:

	Backlog at	New Business	Revenues	Backlog at
	December 31, 2014	Awarded (a)	Recognized	September 30, 2015
	(in millions)
Civil	$3,563.2	$696.5	$(1,449.1)	$2,810.6
Building	2,187.8	1,818.0	(1,325.4)	2,680.4
Specialty Contractors	2,080.7	912.4	(945.1)	2,048.0
Total	$7,831.7	$3,426.9	$(3,719.6)	$7,539.0

(a)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Critical Accounting Policies

Our significant accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Our critical accounting policies are also identified and discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU addresses when an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, clarifying the recognition timing of expense associated with certain performance-based stock awards when the performance target that affects vesting could be achieved after the requisite service period. This ASU is an update to FASB ASC Topic 718 and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with earlier adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB also issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, EITF Meeting. This update allows an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of these ASUs is not expected to have a material impact on the Company’s financial statements.

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

In the third quarter of 2015, the Company recorded a charge for an adverse legal decision related to a long-standing litigation matter, for which the Company assumed liability as part of an acquisition in 2011. This charge resulted in a decrease of $23.9 million in income from construction operations, $14.0 million in net income and $0.28 in diluted EPS (for further information, refer to the Brightwater Matter discussion in Note 7 and Note 16 of the Notes to the Consolidated Condensed Financial Statements). Additionally, in the third quarter of 2015, the Company recorded favorable adjustments for a Civil segment runway reconstruction project related to the estimated cost to complete and the achievement of certain performance-based milestones that resulted in an increase of $13.7 million in income from construction operations, $7.9 million in net income and $0.16 in diluted EPS. Previously, in the second quarter of 2015, the Company recorded a significant adverse change in the estimated cost to complete a Building segment project, which is substantially complete and resulted in a decrease of $14.7 million in income from construction operations, $8.7 million in net income and $0.17 in diluted EPS. There were other immaterial changes in estimates for these projects during the nine months ended September 30, 2015; these immaterial changes offset each other.

During the three and nine months ended September 30, 2014, the Company's income from construction operations was positively impacted by $15.8 million and $30.6 million, respectively, because of changes in the estimated recoveries on two Civil segment projects and a Building segment project. These changes in estimates were driven by changes in cost recovery assumptions based on legal rulings pertaining to the Civil segment projects that were issued during the second quarter of 2014, as well as agreements reached with a customer regarding the Building segment project in the third quarter of 2014. The Building project change in estimate resulted in a $14.1 million increase in income from construction operations in the third quarter of 2014. With respect to the two Civil segment projects, during the nine months ended September 30, 2014, there was a $25.9 million increase and a $9.4 million decrease in income from construction operations. The above changes in estimates also resulted in increases of $9.5 million and $18.3 million in net income and $0.19 and $0.37 in diluted EPS during the three and nine months ended September 30, 2014, respectively.

The above were the only changes in estimates considered individually material to the Company’s results of operations during the periods presented herein.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 with the Three and Nine Months Ended September 30, 2014

Revenues

The following summarizes our revenues by business segment:

	Revenues for the
	Three Months Ended September 30,
(dollars in millions)	2015	2014	$ Change	% Change
Civil	$540.2	$482.7	$57.5	11.9%
Building	475.1	412.1	63.0	15.3%
Specialty Contractors	325.4	355.9	(30.5)	(8.6)%
Total	$1,340.7	$1,250.7	$90.0	7.2%

	Revenues for the
	Nine Months Ended September 30,
(dollars in millions)	2015	2014	$ Change	% Change
Civil	$1,449.1	$1,238.4	$210.7	17.0%
Building	1,325.4	1,082.0	243.4	22.5%
Specialty Contractors	945.1	970.0	(24.9)	(2.6)%
Total	$3,719.6	$3,290.4	$429.2	13.0%

Civil Segment

Civil segment revenues increased $57.5 million, or 11.9%, and 210.7 million, or 17.0%, for the three and nine months ended September 30, 2015 compared to the same periods in 2014.  The increase for both periods was due principally to increased activity on a runway reconstruction project in New York that was completed months ahead of schedule. Continued progress on a number of bridge projects in the Midwest, as well as progress on many other projects in the New York area, including the CM006 and CS179 mass-transit projects, the Verrazano-Narrows Bridge project, the Amtrak tunnel extension and the Hudson Yards platform, also contributed to the revenue growth.

Building Segment

Building segment revenues increased $63.0 million, or 15.3%, and $243.4 million, or 22.5%, for the three and nine months ended September 30, 2015 compared to the same periods in 2014.  The increase for both periods was due primarily to increased activity on various building projects in California.

Specialty Contractors Segment

Specialty Contractors segment revenues decreased $30.5 million, or 8.6%, and $24.9 million, or 2.6%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  The decrease for both periods was due primarily to decreased activity on electrical projects at the World Trade Center and mechanical projects at the United Nations in New York, as well as various smaller electrical projects in the southern U.S. The decrease for both periods was partially offset by increased activity on various electrical projects at Hudson Yards in New York. For the nine-month period, the decrease was also partially offset by increased activity on various other electrical, mechanical and concrete placement projects in New York.

Income from Construction Operations

The following summarizes the Company’s income from construction operations by business segment:

	Income from Construction Operations
	and Operating Margins
	Three Months Ended September 30,				Change in
	2015		2014		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$43.2	8.0%	$53.7	11.1%	$(10.5)	(19.6)%	(3.1)%
Building	6.8	1.4%	19.2	4.7%	(12.4)	(64.6)%	(3.3)%
Specialty Contractors	4.7	1.4%	10.9	3.1%	(6.2)	(56.9)%	(1.7)%
	54.7	4.1%	83.8	6.7%	(29.1)	(34.7)%	(2.6)%
Corporate	(15.7)	(1.2)%	(13.4)	(1.1)%	(2.3)	(17.2)%	(0.1)%
Income from construction operations	$39.0	2.9%	$70.4	5.6%	$(31.4)	(44.6)%	(2.7)%

	Income from Construction Operations
	and Operating Margins
	Nine Months Ended September 30,				Change in
	2015		2014		Amount		Margin
(dollars in millions)	Amount	Margin	Amount	Margin	$	%	%
Civil	$120.1	8.3%	$156.0	12.6%	$(35.9)	(23.0)%	(4.3)%
Building	(8.1)	(0.6)%	28.7	2.7%	(36.8)	(128.2)%	(3.3)%
Specialty Contractors	29.0	3.1%	31.3	3.2%	(2.3)	(7.3)%	(0.1)%
	141.0	3.8%	216.0	6.6%	(75.0)	(34.7)%	(2.8)%
Corporate	(51.1)	(1.4)%	(38.7)	(1.2)%	(12.4)	(32.0)%	(0.2)%
Income from construction operations	$89.9	2.4%	$177.3	5.4%	$(87.4)	(49.3)%	(3.0)%

Civil Segment

Civil segment income from construction operations decreased $10.5 million, or 19.6%, for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was primarily due to the charge for the adverse legal decision on the Brightwater Matter (as discussed in Note 7 and Note 16 of the Notes to the Consolidated Condensed Financial Statements). To a lesser extent, the decrease was also the result of reduced activity on certain higher-margin projects in the segment. The decrease was partially offset by increased project execution activity on a runway reconstruction project in New York, as well as favorable adjustments related to the estimated cost to complete the project and the achievement of certain performance-based milestones for the project. Additionally, the decrease was partially offset by the continued progress on the other projects mentioned above that contributed to the revenue growth for the period. For the nine months ended September 30, 2015, Civil segment income from construction operations decreased $35.9 million, or 23.0%, compared to the corresponding period in 2014. The decrease was due primarily to the Brightwater charge discussed above, decreased activity on certain higher-margin projects and certain tunnel projects on the West Coast, and net favorable adjustments to the estimated recoveries on two projects in the second quarter of 2014, based on legal rulings issued during that period. The decrease was partially offset by the increased project execution activity and favorable adjustments on the New York runway project, as well as the progress on the other projects discussed above that drove revenue growth.  Excluding the charge related to the Brightwater Matter, Civil segment income from construction operations was $67.0 million and $144.0 million for the three and nine months ended September 30, 2015, respectively. (Certain projects above were discussed previously in Use of and changes in estimates.)

Civil segment operating margin declined to 8.0% and 8.3% for the three and nine months ended September 30, 2015 compared to 11.1% and 12.6% for the same periods in 2014.  The changes in Civil segment operating margins  were due primarily to the factors that impacted revenues and income from construction operations. Excluding the charge related to the Brightwater Matter, Civil segment operating margin was 12.4% and 9.9% for the three and nine months ended September 30, 2015, respectively.

Building Segment

Building segment income from construction operations decreased $12.4 million and $36.8 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014.  The decrease for both current year periods was primarily because the third quarter results of 2014 included a favorable adjustment for a large hospitality and gaming project. For the nine-month period, the decrease was also due to unfavorable adjustments in 2015 to the estimated cost to complete an office building project in New York (both projects above were discussed previously under Use of and changes in estimates).

Building segment operating margin declined to 1.4% and (0.6)%  for the three and nine months ended September 30, 2015 compared to 4.7% and 2.7% for the same periods in 2014.  The reduction in Building segment operating margin was due primarily to the reasons discussed in the preceding paragraph.

Specialty Contractors Segment

Specialty Contractors income from construction operations decreased $6.2 million, or 56.9%, and $2.3 million, or 7.3%, for the three and nine months ended September 30, 2015 compared to the same periods in 2014.  The decrease for both periods was primarily due to unfavorable adjustments totaling $13.9 million related to a number of electrical projects in New York, none of which were individually material. The decrease was partially offset by increased activity on electrical subcontracts at Hudson Yards and mass-transit projects in New York, and improved performance in our mechanical business unit in New York.

Specialty Contractors segment operating margin declined to 1.4% for the three months ended September 30, 2015, and 3.1% for the nine months ended September 30, 2015 compared to 3.1% and 3.2% for the same periods in 2014.  The reduction in Specialty Contractors segment operating margin in the third quarter of 2015 was due primarily to the unfavorable adjustments mentioned in the preceding paragraph.

Corporate

Corporate general and administrative expenses increased $2.3 million, or 17.2%, and $12.4 million, or 32.0%, for the three and nine months ended September 30, 2015 compared to the same periods in 2014.  The increase for the third quarter was due principally to a reduction in corporate expense allocated to the business segments and increased depreciation expense. The increase for the nine months ended September 30, 2015 was due primarily to increased compensation and depreciation expenses, as well as a reduction in corporate expenses allocated to the business segments.

Consolidated Other Income, Interest Expense and Provision for Income Taxes

(dollars in millions)	September 30, 2015	September 30, 2014	$ Change	% Change
Three Months Ended
Other income (expense), net	$5.9	$(0.4)	$6.3	(1,575.0)%
Interest expense	10.9	11.3	(0.4)	(3.5)%
Provision for income taxes	14.3	22.9	(8.6)	(37.6)%

(dollars in millions)	September 30, 2015	September 30, 2014	$ Change	% Change
Nine Months Ended
Other income (expense), net	$5.3	$(10.8)	$16.1	(149.1)%
Interest expense	33.0	33.0	—	—%
Provision for income taxes	25.6	53.3	(27.7)	(52.0)%

Other income (expense), net improved by $6.3 million and $16.1 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014.  This was due principally to a reduction in acquisition-related earn-out expense. Additionally, there were losses recognized on the sale of our auction rate securities and expenses related to the refinancing of our Credit Agreement in the second quarter of 2014.

Interest expense decreased $0.4 million for the three months ended September 30, 2015 compared to the same period in 2014.

The provision for income taxes was $14.3 million and $25.6 million for three and nine months ended September 30, 2015 compared to $22.9 million and $53.3 million for the same periods in 2014.  The effective income tax rate was 42.0% and 41.1% for the three and nine months ended September 30, 2015 compared to 39.0% and 39.9% for the same periods in 2014. The largest contributor to the increase for both periods was increased activity in higher state tax jurisdictions. Higher compensation expense also contributed to the increase, particularly for the three month comparison period.

Liquidity and Capital Resources

Cash and Working Capital

At September 30, 2015 and December 31, 2014, cash available for general corporate purposes was $24.1 million and $40.8 million, respectively. In addition, our proportionate share of cash held by joint ventures and available only for joint venture-related purposes, including distributions to joint venture partners, was $72.8 million and $94.7 million at September 30, 2015 and December 31, 2014, respectively. We believe that our cash flows and other available cash sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Our restricted cash was $38.6 million and $44.4 million at September 30, 2015 and December 31, 2014, respectively. Restricted cash is primarily held to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit, and is not available for general corporate purposes.

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

Many of our joint venture contracts are for various government agencies that typically require the joint venture and/or our partners to complete a thorough pre-qualification process. This pre-qualification process typically includes the verification of each partner’s financial condition and capacity to perform the work, as well as the issuance of performance bonds by surety companies who also independently verify each partner’s financial condition.

A summary of cash flows for the nine months ended September 30, 2015 and 2014 is set forth below:

	Nine Months Ended September 30,
(in millions)	2015	2014
Cash flows from:
Operating activities	$20.7	$(143.4)
Investing activities	(25.3)	7.5
Financing activities	(34.0)	153.2
Net (decrease) increase in cash	(38.6)	17.3
Cash at beginning of year	135.5	119.9
Cash at end of period	$96.9	$137.2

During the nine months ended September 30, 2015, we generated $20.7 million in cash from operating activities. Working capital changes decreased cash from operating activities by $63.8 million, due primarily to the funding of unapproved change orders and an increase in receivables associated with higher revenue, partially offset by an increase in accounts payable. In the first quarter of 2015, we received full and final payments related to settlements on a large hospitality and gaming project and on a healthcare building project. We used $25.3 million in cash from investing activities, due primarily to the acquisition of property and equipment of $33.4 million. We used $34.0 million in cash from financing activities which was primarily due to debt repayments, partially offset by increased borrowings under our Credit Agreement.

Cash from operating activities for the nine months ended September 30, 2015 showed significant improvement over the nine months ended September 30, 2014 due primarily to a $237 million improvement in the use of working capital.

At September 30, 2015, we had working capital of $1,132.3 million, and a ratio of current assets to current liabilities of 1.73,  compared to working capital of $1,114.0 million, and a ratio of current assets to current liabilities of 1.82 at December 31, 2014.

Long-term Debt

As disclosed in Note 10 of the Notes to the Consolidated Condensed Financial Statements, the Company has a $300 million Revolving Facility, under which, as of September 30, 2015, the Company had $140.0 million of outstanding borrowings, $0.2 million reserved for outstanding letters of credit and $159.8 million available for future borrowings. In addition, under the Credit Agreement the Company may borrow an additional $300 million by either increasing the Revolving Facility or entering into one or more new term loans. We believe that our financial position and credit arrangements are sufficient to support our current backlog and anticipated new work.

The Company’s total debt outstanding at September 30, 2015 was $832.2 million, a decrease of $33.2 million from $865.4 million at December 31, 2014. This decrease was principally due to net reductions of $43.2 million, related to payments on our Term Loan and other debt, offset by a net increase in borrowings of $10.0 million on the Revolving Facility. Our debt to equity ratio was 0.59 as of September 30, 2015 compared to 0.63 as of December 31, 2014.

As discussed in Note 7 and Note 16 of the Notes to the Consolidated Condensed Financial Statements, during the three months ended September 30, 2015 the Company recognized a non-cash, pre-tax charge of $23.9 million as a result of an adverse ruling on the Brightwater litigation matter. The financial impact of this charge caused the Company to breach its financial covenants under the Credit Agreement. On November 13, 2015, the Company received a waiver from its lenders for the Credit Agreement. Therefore, the Company is not in default under the Credit Agreement. As of the filing date of this Form 10-Q, the Company expects to be in compliance with the financial covenants under the Credit Agreement for future periods.

There were no other material changes in our contractual obligations during the nine months ended September 30, 2015.

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

Forward-looking Statements

The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to win new contracts and convert backlog into revenue;
•	our ability to successfully and timely complete construction projects;
•	our ability to realize the anticipated economic and business benefits of our acquisitions and our strategy to assemble and operate a Specialty Contractors business segment;
•	the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings and the timing of related collections;
•	the potential delay, suspension, termination or reduction in scope of a construction project;
•	the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules;
•	the availability of borrowed funds on terms acceptable to us;
•	the ability to retain certain members of management;
•	the ability to obtain surety bonds to secure our performance under certain construction contracts;
•	possible labor disputes or work stoppages within the construction industry;
•	changes in federal and state appropriations for infrastructure projects and the impact of changing economic conditions on federal, state and local funding for infrastructure projects;
•	possible changes or developments in international or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances;
•

actions taken or not taken by third parties, including our customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials;

•	the impact of inclement weather conditions on projects; and
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

Part II. - Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014. For an update to those disclosures, see Note 7 of the Notes to the Consolidated Condensed Financial Statements.

Item 1A. Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from those risk factors during the nine months ended September 30, 2015.

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

Item 5. Other Information

On November 9, 2015 the Company and Gary Smalley, the Company’s new Executive Vice President and Chief Financial Officer, entered into an amended and restated letter agreement, to be effective upon execution retroactive to July 20, 2015, and which supersedes and replaces the original letter agreement between the Company and Mr. Smalley, which was dated July 20, 2015. The amended and restated letter agreement revises certain relocation-related payments to Mr. Smalley related to his move from Texas to California by providing for a special bonus of $700,000 (the “Special Bonus”), to be paid to Mr. Smalley no later than January 7, 2016. It also provides that in determining the amount of future bonuses earned by Mr. Smalley, the Company may reduce the amount of such future bonuses (in each case to no less than $0) by an aggregate amount of up to the amount of the Special Bonus.

Item 6. Exhibits

Exhibit 3. Articles of Incorporation and By-laws
3.1	Restated Articles of Organization (incorporated by reference to Exhibit 4 to Form S-2 (File No. 33-28401) filed on April 28, 1989).
3.2	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-111338) filed on December 19, 2003).
3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).
3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008).
3.5	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).
3.6	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).

Exhibit 10. Material Contracts
10.1*	Letter Agreement, dated November 9, 2015, by and between Gary Smalley and Tutor Perini Corporation filed herewith.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 95	Mine Safety Disclosure — filed herewith.

Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tutor Perini Corporation
Registrant

Date: November 16, 2015	/s/ Gary G. Smalley
Gary G. Smalley,
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer