Form 10-K
period 2015-12-31
TUTOR PERINI Corp
filed 2016-02-29
CIK 77543

FORM 10-K

United States Securities and Exchange Commission

Washington, DC 20549

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2015.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $829,622,621 as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 23, 2016 was 49,072,710.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

TUTOR PERINI CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

PART I.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future and statements regarding future guidance or estimates and non-historical performance. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties are listed and discussed in Item 1A. Risk Factors, below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

General

Tutor Perini Corporation, formerly known as Perini Corporation, was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. Tutor Perini Corporation and its consolidated subsidiaries (“Tutor Perini,” “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction company, based on revenue, as ranked by Engineering News-Record (“ENR”), offering diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our corporate headquarters are in Sylmar, California, and we have various other principal office locations throughout the United States and certain U.S. territories (see Item 2. Properties for a listing of our major facilities). Our common stock is listed on the New York Stock Exchange under the symbol “TPC”. We are incorporated under the laws of the Commonwealth of Massachusetts.

We and our predecessors have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget, while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services, including site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing, and heating, ventilation and air conditioning (HVAC). During 2015, we performed work on more than  1,500 construction projects.

Our business is conducted through three basic segments: Civil, Building and Specialty Contractors, as described below in the “Business Segment Overview.”

Historically, we have been recognized as one of the leading building contractors in the United States, as evidenced by our performance on several of the largest hospitality and gaming projects, including CityCenter and the Cosmopolitan Casino and Resort, and large transportation projects, such as the McCarran International Airport Terminal 3 in Las Vegas, Nevada. In 2008, we embarked upon a strategy to better align our business to pursue markets with higher profit margins and the best long-term growth potential, while maintaining our presence as a leading contractor in the general building market. In September 2008, we completed a merger with Tutor-Saliba Corporation (“Tutor-Saliba”) to provide us with enhanced opportunities for growth not available to us on a stand-alone basis through increased size, scale, bonding capacity, immediate access to multiple geographic regions, management capabilities, complementary assets and expertise in large civil projects. The success of the Tutor-Saliba merger and the execution of the Company’s strategy to focus on capturing higher-margin civil projects are best illustrated by the significant growth we have experienced in our Civil segment over the past five years.

In 2010 and 2011, we took advantage of opportunities to expand our Company vertically and geographically through the strategic acquisitions of seven companies with demonstrated success in their respective markets. These acquisitions strengthened our geographic presence in our Building and Civil segments and also significantly increased our specialty contracting capabilities. In 2011, we completed an internal reorganization of our reporting segments with the creation of the Specialty Contractors segment, which we describe below. Furthermore, during 2014, we completed a reorganization, which resulted in the elimination of the Management Services segment. The Management Services segment formerly consisted of two subsidiary companies, Black Construction and Perini Management Services, which have since been included in the Civil and Building segments, respectively.

We believe that the successful completion of our acquisition strategy has enabled us to realize cross-selling opportunities across an expanded geographic footprint, while continuing to focus on vertical integration through increased self-performed work capabilities, thus further improving profitability and providing greater stability during economic cycles.

Business Segment Overview

Civil Segment

Our Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure across most of the major geographic regions of the United States. Our civil contracting services include construction and rehabilitation of highways, bridges, mass-transit systems, and water management and wastewater treatment facilities.

The Civil segment is comprised of the Company’s legacy heavy civil construction operations (civil operations of the former Perini Corporation and Tutor-Saliba, including Black Construction) and three companies acquired by the Company in 2011. Frontier-Kemper is a heavy civil contractor engaged in: 1) the constructing of tunnels for highways, railroads, subways and rapid transit systems, shafts and other facilities for water supply, wastewater transport and hydroelectric projects, and 2) the developing and equipping of mines with innovative hoisting, elevator and vertical conveyance systems. Lunda Construction is a heavy civil contractor engaged in the construction, rehabilitation and maintenance of bridges, railroads and other civil structures throughout the United States. Becho is engaged in drilling, foundation and excavation support for shoring, bridges, piers, roads and highway projects, primarily in the southwestern United States. We believe that the Company has benefitted through these acquisitions by allowing us to expand our geographic presence, enhance our civil construction capabilities and add experienced management with a proven, successful track record.

Our Civil segment’s customers primarily award contracts through one of two methods: the traditional public “competitive bid” method, in which price is the major determining factor, or through a request for proposals where contracts are awarded based on a combination of technical capability and price.

Traditionally, our Civil segment’s customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. Our financial strength and outstanding record of performance on challenging civil works projects often enable us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest, most complex infrastructure projects and prestigious design-build, or DBOM (design-build-operate-maintain) contracts, which combine the nation’s top contractors with engineering firms, equipment manufacturers and project development consultants in a competitive bid selection process to execute highly sophisticated projects.

In its 2015 rankings, ENR ranked us as the nation’s fourth largest domestic heavy contractor, fourth largest contractor in the transportation market and fourteenth largest contractor overall.

We believe the Civil segment provides significant opportunities for growth due to the age and condition of existing infrastructure coupled with large government funding sources aimed at the replacement and repair of aging U.S. infrastructure and popular, often bipartisan, support from the public and elected officials for infrastructure improvement programs. Funding for major civil infrastructure projects is typically provided through a combination of one or more of the following: local, regional, state, and federal loans; grants; other direct allocations sourced through tax revenue; bonds; and user fees.

We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed or are currently working on some of the most significant civil construction projects in the United States. For example, we are currently working on various segments of the East Side Access project in New York City; the first segment of the California High-Speed Rail project; the Alaskan Way Viaduct Replacement (SR-99 bored tunnel) project in Seattle, Washington; the Third Street Light Rail-Central Subway project in San Francisco, California; the platform over the eastern rail yard and the Amtrak Tunnel at Hudson Yards in New York City; the rehabilitation of the Verrazano-Narrows Bridge in New York; the New Irvington Tunnel in Fremont, California; and the construction of express toll lanes along I-95 in Maryland. We have also performed runway widening and reconstruction projects at the John F. Kennedy International Airport in Queens, New York and the Caldecott Tunnel Fourth Bore project near Oakland, California.

Building Segment

Our Building segment has significant experience providing services to a number of specialized building markets for private and public works customers, including the hospitality and gaming, transportation, health care,  corporate and municipal offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech markets. We believe the success of the Building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs and advanced mechanical, electrical and life safety systems, while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

The Building segment is comprised of several operating units that provide general contracting, design-build, preconstruction and construction services in various regions of the United States. Tutor Perini Building Corp. focuses on large, complex building projects nationwide, including significant projects in the hospitality and gaming, commercial office, education, government facilities, and multi-unit residential markets. Rudolph and Sletten focuses on large, complex projects in California in the commercial office, technology, industrial, education, and government facilities markets. Roy Anderson Corp. (formerly known as Anderson Companies) provides its services, including disaster rapid response services, to public and private customers primarily throughout the southeastern United States. Perini Management Services provides diversified construction and design-build services to U.S. military and government agencies, as well as to surety companies and multi-national corporations in the United States and locations overseas. We believe that our national resources and strong résumé of notable projects will enable future growth on large, complex building projects.

In its 2015 rankings, ENR ranked us as the tenth largest general building contractor in the United States. We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end resorts and casinos. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion could result in significant loss of revenue for the customer.

We have recently completed, or are currently working on, large private and public building projects across a wide array of building end markets, including commercial offices, multi-unit residential, health care,  hospitality and gaming transportation, education, and entertainment. Specific projects include: a large office and research and development building in northern California for a confidential technology customer; the Panorama Tower in Miami, Florida; Tower C, Tower D and the Retail Gallery at Hudson Yards and the George Washington Bridge Bus Station redevelopment in New York City; the Washington Hospital expansion in Fremont, California; the Graton Rancheria Resort and Casino in Rohnert Park, California; the Chumash Casino Resort expansion in Santa Ynez, California; the Scarlet Pearl Casino Resort in D’Iberville, Mississippi; the Broadway Plaza retail development in Walnut Creek, California; Kaiser Hospital Buildings in San Leandro and Redwood City, California; and courthouses in San Bernardino and San Diego, California and Broward County, Florida. As a result of our reputation and track record, we were previously awarded and completed contracts for several marquee projects in the hospitality and gaming market, including the Resorts World New York Casino in Jamaica, New York, and CityCenter, The Cosmopolitan Resort and Casino, the Wynn Encore Hotel and Planet Hollywood, all in Las Vegas, Nevada. These projects span a wide array of building end markets and illustrate our Building segment’s résumé of successfully completed large-scale public and private projects.

Specialty Contractors Segment

Our Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment provides the Company with unique strengths and capabilities that position us as a full-service contractor with greater control over scheduled work, project delivery and risk management.

The Specialty Contractors segment is comprised of several operating units that provide unique services in various regions of the United States. Five Star Electric is one of the largest specialty contractors in New York City providing construction services in the electrical sector, including power, lighting, fire alarm, security, telecommunications, low voltage and wireless systems. Five Star Electric has established itself as an industry leader performing work in both the public and private sectors including high-end residential, hotel and commercial towers, transportation, water treatment plants, schools and universities, health care, retail, sports and government facilities. Fisk Electric covers many of the major commercial, transportation and industrial electrical construction markets in the southwestern and southeastern United States, with the ability to cover other attractive markets nationwide. Fisk’s expertise is in technology design and the development of electrical and technology systems for major projects spanning a broad variety of project types, including commercial office buildings, sports arenas, hospitals, research laboratories, hotels and casinos, convention centers, manufacturing plants, refineries and water and wastewater treatment facilities. WDF, Nagelbush and Desert Mechanical each provide mechanical, plumbing, HVAC and fire protection services to a range of customers in a wide variety of markets, including transportation, commercial/industrial, schools and universities and residential. WDF services the New York City metropolitan region, Nagelbush operates primarily in Florida and Desert Mechanical operates primarily in the western United States. Superior Gunite specializes in pneumatically placed structural concrete utilized in infrastructure projects nationwide, such as bridges, dams, tunnels and retaining walls.

In its 2015 rankings, ENR ranked us as the fifth largest electrical contractor1, tenth largest mechanical contractor and seventh largest specialty contractor1 in the United States. Through Five Star Electric and WDF collectively, we are also the largest specialty contractor in the New York City metropolitan area.

1 This ranking represents the collective revenue of the Company’s specialty contracting subsidiaries as reported to ENR.

We have recently completed, or are currently working on, several electrical and mechanical projects at the World Trade Center and at Hudson Yards in New York City; two signal system modernization projects in New York City; and the new hospital at the University of Texas Southwestern Medical Center. This segment has supported, or is currently supporting, several large projects in our Building and Civil segments, including the Alaskan Way Viaduct Replacement (SR-99 bored tunnel) project in Seattle, Washington; the McCarran International Airport Terminal 3 in Las Vegas, Nevada; the Resorts World New York Casino in Jamaica, New York; various segments of the Greenwich Street Corridor and East Side Access projects in New York City; the Caldecott Tunnel Fourth Bore project near Oakland, California; the New Irvington Tunnel in Fremont, California; and several marquee projects in the hospitality and gaming market, including CityCenter, The Cosmopolitan Resort and Casino and Planet Hollywood, all in Las Vegas, Nevada.

The majority of work performed by our Specialty Contractors units is contracted directly with state and local municipal agencies, real estate developers, general contractors, commercial and industrial customers and school districts.  A smaller, but growing, component of its work is performed as a subcontractor to the Company’s Building and Civil segments.

Markets and Customers

We provide diversified construction services to a variety of end markets and customers. The following tables set forth certain reportable segment information relating to the Company’s operation for the years ended December 31, 2015, 2014 and 2013.

Revenue by Business Segment	Year Ended December 31,
(in thousands)	2015	2014	2013
Civil	$1,889,907	$1,687,144	$1,441,416
Building	1,802,535	1,503,837	1,551,979
Specialty Contractors	1,228,030	1,301,328	1,182,277
Total	$4,920,472	$4,492,309	$4,175,672

Civil Segment Revenue by End Market	Year Ended December 31,
(in thousands)	2015	2014	2013
Bridges	$662,553	$535,733	$501,867
Mass Transit	450,436	534,110	364,148
Highways	388,963	156,443	211,316
Other	387,955	460,858	364,085
Total	$1,889,907	$1,687,144	$1,441,416

Building Segment Revenue by End Market	Year Ended December 31,
(in thousands)	2015	2014	2013
Municipal and Government	$335,762	$300,274	$325,258
Industrial Buildings	266,921	90,194	34,802
Hospitality and Gaming	250,757	101,819	376,620
Office	226,928	2,722	12,125
Education Facilities	186,944	337,062	280,685
Health Care Facilities	164,963	127,963	296,294
Condominiums	125,949	115,251	14,177
Mixed Use	112,737	159,083	60,647
Other	131,574	269,469	151,371
Total	$1,802,535	$1,503,837	$1,551,979

Specialty Contractors Segment Revenue by End Market	Year Ended December 31,
(in thousands)	2015	2014	2013
Condominiums	$266,648	$105,670	$133,916
Education Facilities	195,647	230,645	123,910
Industrial Buildings	164,480	276,008	212,438
Transportation	149,971	61,288	—
Mass Transit	107,120	217,318	174,778
Mixed Use	96,072	36,008	8,234
Wastewater Treatment	73,094	69,000	81,155
Office Buildings	67,334	129,350	137,189
Other	107,664	176,041	310,657
Total	$1,228,030	$1,301,328	$1,182,277

Revenue by Customer Type	Year Ended December 31,
	2015	2014	2013
State and Local Government Agencies	55%	56%	60%
Private Owners	40%	40%	35%
Federal Government Agencies	5%	4%	5%
Total	100%	100%	100%

State and Local Government Agencies. Our state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our building construction services for state and local government customers have included judicial and correctional facilities, schools and dormitories, health care facilities, convention centers, parking structures and other municipal buildings. Our civil contracting and building construction services are provided in locations throughout the country.

Private Owners. Our private customers include real estate developers, health care companies, technology companies, hospitality and gaming resort owners, Native American sovereign nations, public corporations and private universities. We provide services to our private customers through negotiated contract arrangements, as well as through competitive bids.

Federal Government Agencies. Our federal government customers include the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers, the U.S. Air Force and the National Park Service. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure repairs or improvements. A portion of our revenue from federal agencies is derived from projects in overseas locations. We expect this to continue for the foreseeable future as a result of our experience and strong relationships with federal agencies, together with anticipated expenditures for defense, diplomatic and security-related construction work.

Most federal, state and local government contracts contain provisions that permit the termination of contracts, in whole or in part, for the convenience of the government, among other reasons.

For additional information on measures of profit or loss and total assets, for both the United States and foreign and U.S. territories, see Note 9 of the Notes to Consolidated Financial Statements.

Backlog

Backlog in our industry is a measure of the total value of work that is remaining to be performed on contracts awarded. We include a construction project in our backlog when a contract is awarded or a letter of commitment is obtained and we believe adequate funding is in place. As a result, we believe our backlog is firm, though cancellations or scope adjustments may occur. Historically, we have not been negatively impacted by material cancellations or scope adjustments. Our backlog by segment and end market is as follows:

Backlog by Business Segment	December 31,
(in thousands)	2015		2014
Civil	$2,743,708	37%	$3,563,239	45%
Building	2,780,440	37%	2,187,767	28%
Specialty Contractors	1,940,981	26%	2,080,719	27%
Total	$7,465,129	100%	$7,831,725	100%

We estimate that approximately $4.4 billion, or 59%, of our backlog as of December 31, 2015 will be recognized as revenue in 2016.

Civil Segment Backlog by End Market	December 31,
(in thousands)	2015		2014
Mass Transit	$1,455,194	53%	$1,934,028	54%
Bridges	497,702	18%	894,975	25%
Highways	505,998	18%	349,399	10%
Other	284,814	11%	384,837	11%
Total	$2,743,708	100%	$3,563,239	100%

Building Segment Backlog by End Market	December 31,
(in thousands)	2015		2014
Office	$722,582	26%	$14,578	1%
Industrial Buildings	250,511	9%	96,251	4%
Condominiums	352,251	13%	244,549	11%
Municipal and Government	337,273	12%	555,990	25%
Education Facilities	233,414	8%	318,380	15%
Health Care Facilities	333,759	12%	276,123	13%
Hospitality and Gaming	67,530	2%	265,565	12%
Mixed Use	340,086	12%	78,751	4%
Other	143,034	6%	337,580	15%
Total	$2,780,440	100%	$2,187,767	100%

Specialty Contractors Segment Backlog by End Market	December 31,
(in thousands)	2015		2014
Mass Transit	$596,455	31%	$805,253	39%
Condominiums	272,061	14%	220,466	11%
Mixed Use	262,941	14%	111,994	5%
Transportation	228,536	12%	234,088	11%
Industrial Buildings	180,957	9%	144,076	7%
Education Facilities	93,752	5%	239,487	12%
Office	63,462	3%	85,891	4%
Wastewater Treatment	57,963	3%	98,669	5%
Other	184,854	9%	140,795	6%
Total	$1,940,981	100%	$2,080,719	100%

Types of Contracts

The general contracting and management services we provide consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. We provide these services by entering into traditional general contracting arrangements, such as fixed price, guaranteed maximum price and cost plus fee contracts. These contract types and the risks generally inherent therein are discussed below:

•

Fixed price or lump-sum contracts are most commonly used for projects in the Civil and Specialty Contractors segments and generally commit the Company to provide all of the resources required to complete a project for a fixed sum. Usually, fixed price contracts transfer more risk to the Company but offer the opportunity for greater profits.

•

Guaranteed maximum price (“GMP”) contracts provide for a cost plus fee arrangement up to a maximum agreed upon price. These contracts place risks on the Company for amounts in excess of the GMP but may permit an opportunity for greater profits than under cost plus fee contracts through sharing agreements with the owner on any cost savings that may be realized. Services provided by our Building segment to various private customers are often performed under GMP contracts.

•

Unit price contracts are most prevalent for projects in the Civil and Specialty Contractors segments and generally commit the Company to provide an undetermined number of units or components that comprise a project at a fixed price per unit. This approach shifts the risk of estimating the quantity of units required to the project owner, but the risk of increased cost per unit is borne by the Company unless otherwise allowed for in the contract.

•

Cost plus fee contracts provide for reimbursement of project costs plus a stipulated fee. Cost plus fee contracts include cost plus fixed fee contracts and cost plus award fee contracts. Cost plus fixed fee contracts provide for reimbursement of project costs plus a fixed fee. Cost plus award fee contracts provide for reimbursement of the project costs plus a base fee, as well as an incentive fee based on cost and/or schedule performance. Cost plus fee contracts serve to minimize the Company’s financial risk, but may also limit profits.

Fixed price contracts account for a substantial portion of our revenue and are expected to continue to represent a sizeable percentage of both total revenue and backlog. The composition of revenue and backlog by type of contract for fiscal years 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
Revenue	2015	2014	2013
Fixed price	44%	60%	57%
Guaranteed maximum price	32%	24%	24%
Unit price	12%	7%	9%
Cost plus fee and other	12%	9%	10%
	100%	100%	100%

	As Of December 31,
Backlog	2015	2014
Fixed price	55%	67%
Guaranteed maximum price	22%	20%
Unit price	7%	6%
Cost plus fee and other	16%	7%
	100%	100%

Competition

The markets in which we compete include numerous competitors. In the small to mid-sized work that we have targeted, we have continued to experience strong pricing competition from our competitors. However, much of the work that we target is for larger, more complex projects where there are fewer active market participants because of the enhanced capabilities and resources required to perform the work. As a result, on these larger projects we typically face fewer competitors. However, over the past year we have seen increased competition especially from foreign competitors that have been pursuing major projects in the United States due to the relatively larger size and number of U.S. opportunities. We anticipate that the increased level of foreign competition will persist for the foreseeable future.

In our Civil segment, we compete principally with large civil construction firms, including Dragados USA; Flatiron Construction Corp.; Fluor Corp.; Granite Construction; Kiewit Corp.; Skanska USA; Traylor Bros., Inc.; and The Walsh Group. In our Building segment, we compete with a variety of national and regional contractors. Our primary competitors are AECOM (through its acquisitions of Tishman Construction and Hunt Construction Group); Balfour Beatty Construction; Clark Construction Group; DPR Construction; Gilbane, Inc.; Hensel Phelps Construction Co.; McCarthy Building Companies, Inc.; Skanska USA; Suffolk Construction; Turner Construction Co.; The Walsh Group; and The Whiting-Turner Contracting Co. In our Specialty Contractors segment, we compete principally with various regional and local electrical, mechanical and plumbing subcontractors. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record, schedule control, risk management and quality of work are key factors customers consider when awarding contracts.

Construction Costs

If prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. In our fixed price contracts, we attempt to insulate ourselves from the unfavorable effects of inflation, when possible, by incorporating escalating wage and price assumptions into our construction cost estimates, by obtaining firm fixed price quotes from major subcontractors and material suppliers, and by purchasing required materials early in the project schedule. Construction and other materials used in our construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Labor resources for our domestic projects are largely obtained through various labor unions with which we are associated. We have not experienced significant labor shortages in recent years, nor do we expect to in the future. We employ expatriate and local labor in selected overseas areas.

Environmental Matters

Our properties and operations are subject to federal, state and municipal laws and regulations relating to the protection of the environment, including requirements for water discharges; air emissions; the use, management and disposal of solid or hazardous materials or wastes; and the cleanup of contamination. In certain circumstances, we may also be required to hire subcontractors to dispose of hazardous materials encountered on a project in accordance with a plan approved in advance by the owner. We believe that we are in substantial compliance with all applicable environmental laws and regulations, and we continually evaluate whether we must take additional steps to ensure compliance with those laws and regulations. However, future requirements or amendments to current laws or regulations imposing more stringent requirements could require us to incur additional costs to maintain or achieve compliance.

In addition, some environmental laws, such as the U.S. federal “Superfund” law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who generated waste at, or sent waste to, these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own and where we worked as a contractor in the past, and we have incurred costs for the investigation and remediation of hazardous substances. We believe that our liability for these sites is not material, either individually or in the aggregate, and have pollution liability insurance available for such matters, and we receive indemnification from customers to cover the risks associated with environmental remediation.

Insurance and Bonding

All of our properties and equipment, as well as those of our joint ventures, are covered by insurance, in amounts that we believe are consistent with our risk of loss and industry practice. Our wholly owned subsidiary, PCR Insurance Company, issues deductible reimbursement policies for subcontractor default insurance, auto liability, general liability and workers’ compensation insurance, allowing us to centralize our claims and risk management functions to reduce our insurance-related costs.

As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security of our performance. We also require many of our higher-risk subcontractors to provide surety bonds as security for payment of subcontractors and suppliers and to guarantee their performance. As an alternative to traditional surety bonds, we also have purchased subcontractor default insurance for certain construction projects to insure against the risk of subcontractor default.

Employees

The number of our employees varies based on the number of active projects, the type and magnitude of those projects, as well as our position within the lifecycle of those projects. Our total number of employees as of December 31, 2015 was 10,626.

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

Financial information about geographic areas is discussed in Note 9 to the Consolidated Financial Statements under the heading “Geographic Information”.

Available Information

Our website address is www.tutorperini.com. In the ‘‘Investor Relations’’ portion of our website, under “Financial Reports,” subsection ‘‘SEC Filings,’’ you may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and all amendments to those reports, as well as reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers. These reports are made available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (“SEC”). These reports, and any amendments to them, are also available at the Internet website of the SEC, http://www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330. We also maintain various documents, including our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of the Committees of our Board of Directors in the “Corporate Governance” portion of our website.

ITEM 1A. RISK FACTORS

We are subject to a number of known and unknown risks and uncertainties that could have a material adverse effect on our operations. Set forth below, and elsewhere in this report, are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and could have a material adverse effect on our financial condition, results of operations and cash flows.

A significant slowdown or decline in economic conditions could adversely affect our operations.

Although economic conditions in the United States have gradually improved following several challenging years during the aftermath of the global economic downturn in 2008, any significant future decline in economic conditions, or uncertainty regarding the economic outlook, could result in a decline in demand for infrastructure projects and commercial building developments. In addition, any renewed instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already under construction, could cause our customers to delay or cancel construction projects in our backlog or could create difficulties for customers to obtain adequate financing to fund new construction projects. Such consequences could have an adverse impact on our future operating results. Lastly, we are more susceptible to adverse economic conditions in California and New York, as a significant portion of our operations are concentrated in those states.

The level of federal, state and local government spending for infrastructure and other public projects could adversely affect the number of projects available to us in the future.

The civil construction and public-works building markets are dependent on the amount of work funded by various government agencies, which depends on many factors including: the condition of the existing infrastructure and buildings; the need for new or expanded infrastructure and buildings; and federal, state and local government spending levels. As a result, our future operating results could be negatively impacted by any decrease in demand for public projects or decrease or delay in government funding, which could result from a variety of factors, including delays in the sale of voter-approved bonds, budget shortfalls, credit rating downgrades or long-term impairment in the ability of state and local governments to raise capital in the municipal bond market.

Competition for new project awards is intense and our failure to compete effectively could reduce our market share and profits.

New project awards are determined through either a competitive bid basis or on a negotiated basis. Projects are generally awarded based upon price but often take into account other factors, such as technical approach and qualifications, duration of project execution and past performance on similar projects completed. Within our industry, we compete with many international, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater resources than we do. If we are unable to compete successfully in such markets, our relative market share and profits could be reduced.

If we are unable to accurately estimate the overall risks, revenue or costs on a contract, we may achieve a lower than anticipated profit or incur a loss on that contract.

Accounting for contract related revenue and costs requires management to make significant estimates and assumptions that may change significantly throughout the project lifecycle, resulting in a material impact to our consolidated financial statements. In addition, cost overruns on fixed price and GMP contracts may result in lower profits or losses.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under our debt agreements.

We currently have, and expect to continue to have, a substantial amount of indebtedness. As of December 31, 2015, we had total debt of $823.4 million under our Senior Notes, Credit Agreement and other indebtedness. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in our indentures, an event of default could occur causing the debt related to that indenture to become immediately due. If such acceleration occurs, we may not be able to repay such indebtedness as required. Since indebtedness under our Credit Agreement is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets and a negative impact on our operations. In addition, a failure to meet the terms of our Credit Agreement could result in a reduction of future borrowing capacity under the Credit Agreement, causing a loss of liquidity. A loss of liquidity could adversely impact our ability to execute projects in our backlog, obtain new projects, engage subcontractors, and attract and retain key employees.

We may not fully realize the revenue value reported in our backlog due to cancellations or reductions in scope.

As of December 31, 2015, our backlog of uncompleted construction work was approximately $7.5 billion. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, the cancellation or reduction in scope of any project in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to significant legal proceedings which, if determined adversely to us, could harm our reputation, preclude us from bidding on future projects and/or have a material effect on us. We also may invest significant working capital on projects while legal proceedings are being settled.

We are involved in various lawsuits, including the legal proceedings described under Item 3. Legal Proceedings. Litigation is inherently uncertain, and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates,  which are inherently subject to risks and uncertainties,  regarding potential outcomes of legal proceedings in order to determine an appropriate contingent liability and charge to income. Any result that is materially different than our estimates could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, any adverse judgments could harm our reputation and preclude us from bidding on future projects.

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

Our contracts require us to perform extra, or change order, work, which can result in disputes or claims and adversely affect our working capital, profits and cash flows.

Our contracts generally require us to perform extra, or change order, work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes or claims over whether the work performed is beyond the scope of work directed by the customer and/or exceeds the price the customer is willing to pay for the work performed. To the extent we do not recover our costs for this work or there are delays in the recovery of these costs, our cash flows and working capital could be adversely impacted.

Our actual results could differ from the assumptions and estimates used to prepare our financial statements.

In preparing our financial statements, we are required under accounting principles generally accepted in the United States (“GAAP”) to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

• recognition of contract revenue, costs, profits or losses in applying the principles of percentage-of-completion accounting;

• recognition of revenue related to project incentives or awards we expect to receive;

• recognition of recoveries under contract change orders or claims;

• estimated amounts for expected project losses, warranty costs, contract close-out or other costs;

• collectability of billed and unbilled accounts receivable;

• asset valuations;

• income tax provisions and related valuation allowances;

• determination of expense and potential liabilities under pension and other post-retirement benefit programs; and

• accruals for other estimated liabilities, including litigation and insurance revenue/reserves.

Our actual business and financial results could differ from our estimates of such results, which could have a material negative impact on our financial condition and reported results of operations.

The construction services industry is highly schedule driven, and our failure to meet the schedule requirements of our contracts could adversely affect our reputation and/or expose us to financial liability.

Many of our contracts are subject to specific completion schedule requirements. Any failure to meet contractual schedule requirements could subject us to liquidated damages, liability for our customer’s actual cost arising out of our delay and damage to our reputation.

We require substantial personnel, including construction and project managers and specialty subcontractor resources to execute and perform our contracts in backlog. The successful execution of our business strategies is also dependent upon our ability to attract, retain and implement succession plans for key officers.

Our ability to execute and perform on our contracts in backlog depends in large part upon our ability to hire and retain highly skilled personnel, including project and construction management and trade labor resources, such as carpenters, masons and other skilled workers.  In the event we are unable to attract, hire and retain the requisite personnel and subcontractors necessary to execute and perform our backlog, we may experience delays in completing projects in accordance with project schedules or an increase in expected costs, both of which could have a material adverse effect on our financial results, our reputation and our relationships. In addition, if we lack the personnel and specialty subcontractors necessary to perform on our current contract backlog, we may find it necessary to curtail our pursuit of new projects.

The execution of our business strategies also substantially depends on our ability to retain several key members of our management. Losing any of these individuals could adversely affect our business. The majority of these key officers are not bound by employment agreements. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key staff to whom we have provided share-based compensation. Additionally, because a substantial portion of our key executives' compensation is placed "at risk" and linked to the performance of our business, when our operating results are negatively impacted, we are at greater risk of employee turnover. If we lose our existing key executives and are unable to execute a succession plan our operating results would likely be harmed.

Systems and information technology interruption and breaches in data security could adversely impact our ability to operate and negatively impact our operating results.

We are reliant on computer and other information technology that could be interrupted or damaged by a  variety of factors including, but not limited to, cyber-attacks, natural disasters, power loss, telecommunications failures, acts of war, computer viruses and physical damage. The resulting consequences could include a loss of critical data, a delay in operations or an unintentional disclosure of confidential information, any of which could have a material impact to our Company and its consolidated financial statements.

Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures by our partners.

As part of our business, we enter into joint venture arrangements typically to jointly bid on and execute particular projects, thereby reducing our risk profile while enhancing the execution capability and financial reward of project teams. Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations. We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, reduce our profit on a project or, in some cases, result in a loss.

We are subject to a number of risks as a U.S. government contractor, which could harm our reputation, result in fines or penalties against us and/or adversely impact our financial condition.

Failure to comply with laws and regulations related to government contracts could result in contract termination, suspension or debarment from contracting with the U.S. government, civil fines and criminal prosecution, any of which could have a material impact on our consolidated financial statements and future financial condition and performance.

Weather can significantly affect our revenue and profitability.

Inclement weather conditions, such as significant storms and unusual temperatures, can impact our ability to perform work. Adverse weather conditions can cause delays and increases in project costs, resulting in variability in our revenue and profitability.

In connection with mergers and acquisitions, we have recorded goodwill and other intangible assets that could become impaired and adversely affect our operating results. Assessing whether impairment has occurred requires us to make significant judgments and assumptions about the future, which are inherently subject to risks and uncertainties, and if actual events turn out to be materially less favorable than the judgments we make and the assumptions we use, we may be required to record impairment charges in the future.

We had approximately $635.4 million of goodwill and indefinite-lived intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2015. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and regard highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are materially less favorable than what we assumed or estimated in our impairment analysis, we may be required to record impairment charge, which could have a material impact on our consolidated financial statements.

Our international operations expose us to economic, political and other risks, as well as uncertainty related to U.S. Government funding, which could adversely affect our revenue and earnings.

For the year ended December 31, 2015, we derived approximately $226.3 million of revenue from our work on projects located outside of the United States. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including: political risks; risks of loss due to acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenue and income from construction operations in key international markets.

The U.S. federal government has approved various spending bills for the construction of defense- and diplomacy-related projects and has allocated significant funds to the defense of U.S. interests around the world from the threat of terrorism. The federal government has also approved funds for development in conjunction with the relocation of military personnel into Guam. However, federal government funding levels for construction projects in the Middle East have decreased significantly over the past few years as the U.S. government has reduced the number of military troops and support personnel in the region. As a result, we have seen a decrease in the number and size of federal government projects available to us in this region. Any decrease in U.S. federal government funding for projects in Guam or in other U.S. Territories or countries in which we are pursuing work may result in project delays or cancellations, which could reduce our revenue and earnings.

Conflicts of interest may arise involving certain of our directors.

As of December 31, 2015, our chairman and chief executive officer, Ronald N. Tutor and three trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 18% of the outstanding shares of our common stock. Under the terms of Mr. Tutor’s employment agreement, he has the right to designate one nominee for election as a member of the Company’s Board of Directors so long as the Tutor Group owns at least 11.25% of the outstanding shares of the Company’s common stock. As of the date of this Form 10-K, there are 11 current directors, one of whom was appointed by Mr. Tutor in November 2013. Mr. Tutor will be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or its assets. This concentration of ownership and influence in management and Board decision-making also could harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have office facilities and equipment yards in the following locations, which we believe are suitable and adequate for our current needs:

Offices	Owned or Leased by Tutor Perini	Business Segment(s)
Sylmar, CA	Leased	Corporate & Civil
Barricada, Guam	Owned	Civil
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Fort Lauderdale, FL	Leased	Building & Specialty
Framingham, MA	Owned	Building
Gulfport, MS	Owned	Building
Henderson, NV	Owned	Building & Specialty
Houston, TX	Owned	Specialty
Jessup, MD	Owned	Civil
Lakeview Terrace, CA	Leased	Specialty
Mount Vernon, NY	Leased	Specialty
New Rochelle, NY	Owned	Civil
Ozone Park, NY	Leased	Specialty
Philadelphia, CA	Leased	Building
Redwood City, CA	Leased	Building

Equipment Yards	Owned or Leased by Tutor Perini	Business Segment(s)
Black River Falls, WI	Owned	Civil
Fontana, CA	Leased	Civil
Jessup, MD	Owned	Civil
Lakeview Terrace, CA	Leased	Specialty
Peekskill, NY	Owned	Civil
Stockton, CA	Owned	Building

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings are set forth in Note 7 of the Notes to Consolidated Financial Statements and are incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

We do not own or operate any mines; however, we may be considered a  mine operator under the Federal Mine Safety and Health Act of 1977 because we provide construction-related services for customers in the mining industry.  Accordingly, we provide information concerning mine safety violations and other mining regulation matters in Exhibit 95 to this Form 10-K. For the year ended December 31, 2015, revenue from mine construction services was $28.3 million.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “TPC”. The quarterly market high and low sales prices for our common stock in 2015 and 2014 were as follows:

	2015		2014
Market Price Range per Common Share:	High	Low	High	Low
Quarter Ended
March 31	$26.71	$20.24	$30.04	$21.06
June 30	$24.74	$20.50	$32.11	$26.83
September 30	$21.86	$14.95	$32.51	$26.25
December 31	$19.57	$15.20	$29.25	$20.07

Holders

At February 23, 2016, there were 465 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners.

Dividends and Issuer Purchases of Equity Securities

Our current debt agreements restrict us from paying dividends or repurchasing stock. Therefore, we did not pay dividends or repurchase stock during the year ended December 31, 2015, nor do we have any immediate plans to do so.

Issuance of Unregistered Securities

None.

Performance Graph

The performance graph required by this Item 5 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of fiscal year 2015.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 15. Exhibits and Financial Statement Schedules in this Annual Report. The following table presents selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15. Exhibits and Financial Statement Schedules.

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
CONSOLIDATED OPERATING RESULTS
Revenue:
Civil	$1,889,907	$1,687,144	$1,441,416	$1,335,993	$985,245
Building	1,802,535	1,503,837	1,551,979	1,592,441	1,928,612
Specialty Contractors	1,228,030	1,301,328	1,182,277	1,183,037	802,460
Total	4,920,472	4,492,309	4,175,672	4,111,471	3,716,317
Cost of operations	(4,564,219)	(3,986,867)	(3,708,768)	(3,696,339)	(3,320,976)
Gross profit	356,253	505,442	466,904	415,132	395,341
General and administrative expenses	(250,840)	(263,752)	(263,082)	(260,369)	(226,965)
Goodwill and intangible asset impairment	—	—	—	(376,574)	—
Income (Loss) from construction operations	105,413	241,690	203,822	(221,811)	168,376
Other income (expense), net	12,453	(9,536)	(18,575)	(1,857)	4,421
Interest expense	(44,027)	(44,716)	(45,632)	(44,174)	(35,750)
Income (Loss) before income taxes	73,839	187,438	139,615	(267,842)	137,047
(Provision) Benefit for income taxes	(28,547)	(79,502)	(52,319)	2,442	(50,899)
Net income (loss)	$45,292	$107,936	$87,296	$(265,400)	$86,148

Earnings (Loss) per share of common stock:
Basic	$0.92	$2.22	$1.82	$(5.59)	$1.82
Diluted (a)	$0.91	$2.20	$1.80	$(5.59)	$1.80

Weighted-average common shares outstanding:
Basic	48,981	48,562	47,851	47,470	47,226
Diluted	49,666	49,114	48,589	47,470	47,890

(a)

During the year ended December 31, 2015, the Company had a decrease of $0.53 in diluted EPS due to unfavorable adjustments on various Five Star Electric projects in the Specialty Contractors segment. In addition, there was a decrease of $0.28 in diluted EPS due to unfavorable adjustments to the estimated cost to complete a Building segment project in New York. The Company’s 2015 results were also impacted by an adverse appellate court decision related to a long-standing litigation matter for which the Company, as part of a 2011 Civil segment acquisition, assumed liability as a minority partner in a joint venture for a project that had already been completed. This resulted in a decrease of $0.28 in diluted EPS. Refer to the Brightwater Matter discussion in Note 7 of the Notes to Consolidated Financial Statements for further discussion of this item. Furthermore, the Company recorded favorable adjustments for a Civil segment runway reconstruction project, which resulted in an increase of $0.16 in diluted EPS in 2015.

The Company's results for the year ended December 31, 2014 included a positive impact related to changes in the estimated recoveries for two Civil segment projects and a Building segment hospitality and gaming project, resulting in a $0.33 increase in diluted EPS.

The Company's diluted EPS during the years ended December 31, 2013 and 2012 were positively impacted by $0.18 and $0.16, respectively, because of changes in the estimated recovery for the same hospitality and gaming project.

	As of and For the Year Ended December 31,
(In thousands, except ratios and percentages)	2015	2014	2013	2012	2011
CONSOLIDATED FINANCIAL POSITION
Current assets	$2,635,245	$2,472,556	$2,085,920	$1,981,847	$1,950,034
Current liabilities	1,473,708	1,358,576	1,298,486	1,234,270	1,393,234
Working capital	$1,161,537	$1,113,980	$787,434	$747,577	$556,800
Current ratio	1.79	1.82	1.61	1.61	1.40

Property and equipment, net	$523,525	$527,602	$498,125	$485,095	$491,377
Total assets	4,042,441	3,773,315	3,397,438	3,296,410	3,613,127
Capitalization:
Total debt	823,448	865,359	733,884	737,090	672,507
Stockholders’ equity	1,420,227	1,365,505	1,247,535	1,143,864	1,399,827
Total capitalization	$2,243,675	$2,230,864	$1,981,419	$1,880,954	$2,072,334
Total debt as a percentage of total capitalization	37%	39%	37%	39%	32%
Ratio of debt to equity	0.58	0.63	0.59	0.64	0.48
Shareholders' equity per common share	$28.94	$28.06	$25.76	$24.05	$29.58

OTHER DATA
Backlog at year end	$7,465,129	$7,831,725	$6,954,287	$5,603,624	$6,108,277
New awards	4,553,877	5,369,747	5,526,335	3,606,818	5,540,304
Capital expenditures	35,912	75,829	59,049	43,402	68,351
Net cash provided by (used in) operating activities	14,072	(56,678)	50,728	(67,863)	(31,620)
Net cash used in investing activities	(32,415)	(26,957)	(43,574)	(16,855)	(375,221)
Net cash (used in) provided by financing activities	(41,788)	99,295	(55,287)	48,534	139,703

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Item 15. Exhibits and Financial Statement Schedules in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. For cautions about relying on such forward-looking statements, please refer to the section entitled “Forward-Looking Statements” at the beginning of this Annual Report immediately prior to Item 1. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A. Risk Factors and elsewhere in this Annual Report.

Executive Overview

Consolidated revenue for 2015 was $4.9 billion compared to $4.5 billion for 2014. This improvement was driven by increased volume in our Building and Civil segments, with various building projects in California and two large mass-transit projects in New York being the largest contributors.

Consolidated revenue for 2014 was $4.5 billion compared to $4.2 billion for 2013. This increase was primarily due to higher project execution activities in our Civil and Specialty Contractors segments, including civil projects at Hudson Yards in New York, mass-transit projects in California and New York, bridge projects in the Midwest and New York and specialty contracting projects on the East Coast. The increase was partially offset by decreased activity on hospitality and gaming projects in various states, health care projects in California, and tunnel projects on the West Coast.

Income from construction operations for 2015 was $105.4 million compared to $241.7 million for 2014. The decrease was primarily due to significant project charges recorded for various Five Star Electric projects in New York in the Specialty Contractors segment, decreased activity on certain higher-margin civil projects, unfavorable adjustments related to the estimate of costs to complete an office building project in New York and the adverse Brightwater litigation-related charge for a legacy civil project (see the Brightwater Matter in Note 7 of the Notes to Consolidated Financial Statements).

Income from construction operations for 2014 was $241.7 million compared to $203.8 million for 2013. This increase was primarily due to the volume increase that year as discussed above and net favorable adjustments to anticipated recoveries associated with two legal rulings issued in 2014.

The effective tax rate was 38.7%,  42.4% and 37.5% for 2015,  2014 and 2013, respectively. The 2015 rate was favorably impacted by the resolution of certain state tax matters. The 2014 rate was unfavorably impacted by increased activity in higher state tax jurisdictions and higher non‑deductible compensation expense. The 2013 rate was favorably impacted by certain discrete items mainly related to favorable federal and state tax audit settlements.

Earnings per diluted share was $0.91,  $2.20 and $1.80 in 2015,  2014 and 2013, respectively. The primary reasons for the earnings decline in 2015 were the various above-mentioned factors that impacted income from construction operations. The earnings improvement in 2014 compared to 2013 was primarily due to the 2014 consolidated revenue increases discussed above, certain higher-margin civil projects, net favorable adjustments associated with two legal rulings, and favorable adjustments for a large hospitality and gaming building project.

Consolidated new awards in 2015 were $4.6 billion compared to $5.4 billion in 2014 and $5.5 billion in 2013. The Building segment was the major contributor of new awards during 2015. New awards in 2014 were generally balanced across all three segments, with the Building segment contributing a modestly higher volume. The Civil segment was the dominant contributor of new awards during 2013.

Consolidated backlog was $7.5 billion, $7.8 billion and $7.0 billion as of December 31, 2015,  2014 and 2013, respectively. The strong backlog at the end of 2015 was primarily due to significant new awards in the Building segment, partially offset by the work off of backlog outpacing new awards in the Civil and Specialty Contractors segments. As of December 31, 2015, the mix of backlog by segment was approximately 37%,  37% and 26% for the Civil, Building and Specialty Contractors segments, respectively. The increased backlog at the end of 2014 was the result of significant new awards that outpaced revenue across all segments.

Projects in the Civil segment’s backlog typically convert to revenue over a period of three to five years, whereas projects for the Building and Specialty Contractors segments typically convert to revenue over a period of one to three years. We estimate that approximately $4.4 billion, or 59% of our backlog as of December 31, 2015 will be recognized as revenue in 2016.

	Backlog at	New Awards	Revenue Recognized	Backlog at
(in millions)	December 31, 2014	in 2015 (a)	in 2015	December 31, 2015
Civil	$3,563.2	$1,070.4	$(1,889.9)	$2,743.7
Building	2,187.8	2,395.1	(1,802.5)	2,780.4
Specialty Contractors	2,080.7	1,088.4	(1,228.1)	1,941.0
Total	$7,831.7	$4,553.9	$(4,920.5)	$7,465.1

(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

In addition to our existing backlog, as of December 31, 2015, we had approximately $3.6 billion of pending contract awards, including up to $1.5 billion in total construction value to be managed for various future phases of the Hudson Yards project, $663 million for a large mass-transit project in New York (that was subsequently awarded in January 2016), approximately $845 million for seven building projects in California and approximately $300 million for two building projects in Florida (one of which was also subsequently awarded in January 2016). We expect to be awarded many of these projects in 2016.

The outlook is favorable for our Company’s growth over the next several years. In addition to our large volume of backlog and pending awards, we expect significant new award activity based on long-term capital spending plans by various state, local and federal customers, favorable budget trends and typically bipartisan support for infrastructure investments. For example, the recently enacted $305-billion Fixing America’s Surface Transportation (FAST) Act, the first long-term transportation funding bill in the past 10 years, is expected to provide state and local agencies with federal funding for numerous highway, bridge and mass-transit projects for 2016 through 2020. In addition, several very large, long-duration civil infrastructure programs with which we are already involved are progressing, such as California’s High-Speed Rail system and the New York Metropolitan Transportation Authority’s East Side Access project. Planning and early projects are also underway related to Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which will eventually bring new rail tunnels beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, sustained low interest rates and capital costs are expected to drive high demand and continued spending by private and public customers on building infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see “Results of Segment Operations” and “Corporate, Tax and Other Matters” below.

Non-GAAP Measures

Our consolidated financial statements are presented based on GAAP. We sometimes use non-GAAP measures of income from operations, net income, EPS and other measures that we believe are appropriate to enhance an overall understanding of our historical financial performance and future prospects. We are providing the below non-GAAP measures to disclose additional information to facilitate the comparison of past and present operations, as they are among the indicators that management uses as a basis for evaluating the Company’s financial performance, as well as for forecasting future periods. As such, management believes that these non-GAAP measures can be useful in measuring operating performance and should be considered by investors, prospective investors and others. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with U. S. GAAP, and they should be considered in addition to, and not in lieu of, our GAAP results. The non-GAAP measures that we provide may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of reported income from construction operations under GAAP to adjusted income from construction operations for the year ended December 31, 2015.

	Reportable Segments
			Specialty			Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate	Total
Year Ended December 31, 2015
Income from construction operations, as reported	$145,213	$(1,240)	$15,682	$159,655	$(54,242)	$105,413
Litigation-related charge (a)	23,860	—	—	23,860	—	23,860
Adjusted income from construction operations	$169,073	$(1,240)	$15,682	$183,515	$(54,242)	$129,273

(a)

The Company recorded a non-cash, pre-tax charge of $23.9 million ($13.8 million after tax) for an adverse appellate court decision related to a long-standing litigation matter for which the Company, as part of an acquisition in 2011,  assumed liability as a minority partner in a joint venture for a project that had already been completed. (For further information, refer to the Brightwater Matter discussion in Note 7 of the Notes to Consolidated Financial Statements.)

The following table presents a reconciliation of reported net income and reported diluted EPS under GAAP to adjusted net income and adjusted diluted EPS for the year ended December 31, 2015.

(in thousands, except per share data)	Year Ended December 31, 2015
Net income, as reported	$45,292
Litigation-related charge, net of tax, as mentioned above	13,757
Adjusted net income	$59,049

Diluted earnings per common share, as reported	$0.91
Litigation-related charge, net of tax, as mentioned above	0.28
Adjusted diluted earnings per common share	$1.19

There were no non-GAAP adjustments for the years ended December 31, 2014 and 2013.

Results of Segment Operations

The Company provides professional services to private and public customers in the fields of construction and construction management, including specialty construction services involving electrical, mechanical, heating, ventilation and air conditioning (HVAC), plumbing and pneumatically placed concrete primarily in the United States and its territories and in certain other international locations. The Company’s three principal business segments are: Civil, Building and Specialty Contractors. For more information on these business segments, see “Item 1. – Business” above.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Revenue	$1,889.9	$1,687.1	$1,441.4
Income from construction operations	145.2	220.6	177.7

Revenue for 2015 increased 12% compared to 2014, principally due to progress on many projects in the New York area, including the CM006 and CS179 mass-transit projects, and increased activity on various bridge projects in the Midwest. This increase was partially offset by decreased activity on certain tunnel projects on the West Coast. Revenue for 2014 increased 17% compared to 2013, primarily driven by increased activity on the Amtrak tunnel and the platform projects at Hudson Yards in New York, various mass-transit projects in California and New York, various bridge projects in the Midwest and New York, and a runway reconstruction project in New York. This increase was partially offset by decreased activity on certain tunnel projects on the West Coast, certain highway projects on the East Coast and an airport parking apron project in Guam.

Income from construction operations declined 34% in 2015 compared to 2014, primarily due to reduced activity on certain higher-margin projects, the aforementioned Brightwater litigation-related charge of $23.9 million, decreased activity on certain tunnel projects on the West Coast, as well as net favorable adjustments in 2014 of $16.5 million to anticipated recoveries associated with two legal rulings. This decline was partially offset by increased activity, as well as favorable adjustments totaling $13.7 million on a runway reconstruction project in New York. Income from construction operations increased 24% in 2014 compared to 2013. The increase was primarily due to the revenue increase discussed above for 2014 and the net favorable adjustments in 2014 mentioned above to anticipated recoveries associated with two legal rulings. This increase was partially offset by reduced activity on certain higher-margin projects.

Operating margin was 7.7% in 2015, compared to 13.1% in 2014 and 12.3% in 2013. The margin decline in 2015 and margin increase in 2014 were due to the reasons discussed above regarding changes in revenue and income from construction operations. Excluding the Brightwater litigation-related charge and favorable adjustments for the runway project in New York, operating margin in 2015 was 8.2%. Excluding the net favorable adjustments mentioned above, operating margin was 12.2% in 2014. The higher operating margins in the 12% range in 2013 and 2014 were primarily driven by significant work performed on certain higher-margin projects.

New awards in the Civil segment totaled $1.1 billion in 2015,  $1.7 billion in 2014 and $3.0 billion in 2013. New awards in 2015 included a mass-transit project in New York valued at $80 million, highway projects in Delaware, Maryland and Pennsylvania valued at $70 million, $60 million and $58 million, respectively, and a tunnel extension project in New York worth $56 million. New awards in 2014 included two mass-transit projects in New York collectively valued at $844 million, a runway reconstruction project in New York valued at $243 million and three bridge projects in Wisconsin and Minnesota collectively valued at $181 million. New awards in 2013 included a mass-transit project valued at $840 million and our $511 million share of a joint-venture mass-transit project, both in California, a concrete and steel platform project in New York worth $510 million, our approximately $200 million share of a joint-venture bridge project between Minnesota and Wisconsin, two Wisconsin highway projects collectively valued at $191 million, and a $133 million tunnel project and $102 million bridge project, both in New York.

Backlog for the Civil segment was $2.7 billion as of December 31, 2015, compared to $3.6 billion as of December 31, 2014 and $3.5 billion as of December 31, 2013. Civil segment backlog is expected to grow in early 2016, primarily the result of a new award in January 2016 for a $663 million mass-transit project in New York. The segment continues to experience strong demand reflected in a large pipeline of prospective projects and supported by favorable budget trends, agencies’ long-term spending plans and the recently enacted, five-year, $305-billion FAST Act. In particular, there are a number of large prospective civil projects expected to be bid beginning in the middle of 2016, with subsequent awards anticipated in the second half of the year or early 2017. The Civil segment is well positioned to capture its share of these prospective projects. However, the segment faces continued strong competition from various other firms, including occasional aggressive bids from foreign competitors.

Building Segment

Revenue and income from construction operations for the Building segment are summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Revenue	$1,802.5	$1,503.8	$1,552.0
(Loss) Income from construction operations	(1.2)	24.7	24.5

Revenue for 2015 increased 20% compared to 2014, primarily driven by increased activity on various commercial office, technology, government, education and retail building projects in California. Revenue for 2014 decreased 3% compared to 2013, principally driven by decreased activity on hospitality and gaming projects in California, Arizona, Nevada, Louisiana, and Pennsylvania, health care projects in California, and a containerized housing project in Iraq. This decrease was partially offset by increased activity on certain mixed-use facility projects in New York (including Hudson Yards), California, and Louisiana, and an industrial project in California.

Income from construction operations declined 105% in 2015 compared to 2014, primarily due to unfavorable adjustments totaling $24.3 million to the estimated cost to complete an office building project in New York and favorable adjustments in 2014 totaling $11.4 million for a large hospitality and gaming project. Income from construction operations was stable in 2014 compared to 2013. There were also favorable adjustments in 2013 totaling $13.8 million for the same large hospitality and gaming project.

Operating margin was -0.1% in 2015, compared to 1.6% in 2014 and 1.6% in 2013. The margin decline in 2015 was principally due to the factors discussed above that caused the significant decline in income from construction operations. Excluding the impact of the above-mentioned unfavorable adjustments for the office building project, operating margin in 2015 was 1.3%. The higher operating margins in 2014 and 2013 were primarily driven by relatively stable revenue in both years, as well as the favorable adjustments mentioned above in both years. Excluding these favorable adjustments, operating margins in 2014 and 2013 were 0.9% and 0.7%, respectively.

New awards in the Building segment totaled $2.4 billion in 2015, $1.9 billion in 2014 and $1.2 billion in 2013. New awards in 2015 included a technology research and development office facility project valued at $800 million and $230 million of incremental funding for a biotechnology facility project, both in California, and a hospitality building project in Pennsylvania worth $239 million. New awards in 2014 included a multi-unit residential tower project in Florida worth $255 million, two hospitality and gaming projects in Mississippi and California collectively valued at $225 million and a health care facility project in California valued at $211 million. New awards in 2013 included a concrete package for an office tower valued at $143 million and a bus station redevelopment project worth $100 million, both in New York.

Backlog for the Building segment was $2.8 billion as of December 31, 2015, compared to $2.2 billion as of December 31, 2014 and $1.8 billion as of December 31, 2013. The strong backlog growth in 2015 was due to the large volume of new awards, especially for projects in California. The Building segment has a large volume of pending awards for projects in California and Florida, as well as a large pipeline of prospective projects. Strong demand is expected due to continued customer spending supported by sustained low interest rates. The Building segment is well positioned to capture its share of prospective projects based on strong customer relationships and a long-term reputation for excellence in delivering high-quality projects on time and within budget. The Company expects the Building segment to experience strong revenue growth and return to profitability in 2016. The increased backlog in 2014 was due to a large volume of new awards primarily in California and Florida.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Revenue	$1,228.0	$1,301.4	$1,182.3
Income from construction operations	15.7	51.0	49.0

Revenue for 2015 decreased 6% compared to 2014, primarily due to decreased activity on various smaller electrical projects in the southern United States that have been impacted by the low price of oil, electrical projects at the World Trade Center and mechanic projects at the United Nations in New York. This decrease was partially offset by increased activity on various electrical projects at Hudson Yards, two large mass-transit projects and various other electrical, mechanical and concrete placement projects, all in New York. Revenue for 2014 increased 10% compared to 2013, principally driven by increased activity on various mechanical projects on the East Coast, two signal system modernization projects in New York, and various electrical projects in the southern United States. This increase was partially offset by Hurricane Sandy-related projects performed.

Income from construction operations declined 69% in 2015 compared to 2014, primarily due to unfavorable adjustments totaling $45.6 million on various Five Star Electric projects in New York, none of which were individually material. Nearly all of these projects are complete or nearing completion. Income from construction operations increased 4% in 2014 compared to 2013. This increase was principally the result of the 2014 revenue growth discussed above and improved financial performance in two business units. This increase was partially offset by a favorable settlement in 2013 related to a large hospitality and gaming electrical subcontract.

Operating margin was 1.3% in 2015, compared to 3.9% in 2014 and 4.1% in 2013. The margin decline in 2015 was principally due to the unfavorable adjustments on various Five Star Electric projects. Excluding the impact of these adjustments, operating margin in 2015 was 4.8%.

New awards in the Specialty Contractors segment totaled $1.1 billion in 2015,  $1.7 billion in 2014 and $1.3 billion in 2013. New awards in 2015 included an electrical subcontract valued at $90 million for a mass-transit project in New York and an electrical subcontract valued at $73 million for a Hudson Yards office tower in New York. New awards in 2014 included a $321 million electrical subcontract for a mass-transit project in New York and two contracts totaling $175 million for electrical work on other mass-transit projects in New York and California. New awards in 2013 included two electrical contracts for an office tower and the platform at Hudson Yards, collectively valued at $82 million.

Backlog for the Specialty Contractors segment was $1.9 billion as of December 31, 2015, compared to $2.1 billion as of December 31, 2014 and $1.7 billion as of December 31, 2013. The Specialty Contractors segment has a significant pipeline of prospective projects, with demand for its services supported by strong continued spending on civil and building projects. The Specialty Contractors segment is well positioned to capture its share of prospective projects based on the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on larger, complex projects. The increased backlog in 2014 was due to a large volume of new awards, particularly for mass-transit projects in New York.

Corporate, Tax and Other Matters

Corporate General and Administrative Expense

Corporate general and administrative expenses was $54.2 million in 2015,  $54.6 million in 2014 and $47.4 million in 2013. In 2015, there was lower performance-based incentive compensation expense compared to 2014, but it was offset by increased depreciation expense. The lower corporate general and administrative expense in 2013 compared to 2014 was primarily due to lower performance-based incentive compensation expense.

Other Income (Expense), Interest Expense and Provision for Income Taxes

	Year Ended December 31,
(in millions)	2015	2014	2013
Other income (expense), net	$12.5	$(9.5)	$(18.6)
Interest expense	(44.0)	(44.7)	(45.6)
Provision for income taxes	(28.5)	(79.5)	(52.3)

Other income (expense), net, improved by $22.0 million in 2015 compared to 2014, and by $9.1 million in 2014 compared to 2013. The improvement in both years was primarily due to decreases in contingent earn-out liabilities related to past business acquisitions.

The effective income tax rate was 38.7% for the year ended December 31, 2015 compared to 42.4% for 2014.  The largest contributor to the decreased tax rate in 2015 was the resolution of certain state tax matters. The effective income tax rate was 42.4% for the year ended December 31, 2014 compared to 37.5% for 2013. The largest contributor to the higher tax rate in 2014 was increased net income and increased activity in higher state tax jurisdictions. Higher non‑deductible compensation expense also contributed to this increase.

Liquidity and Financial Condition

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $300 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity of $141.8 million and cash position, is sufficient to support operating requirements.

Cash and Working Capital

Cash and cash equivalents were $75.5 million as of December 31, 2015 compared to $135.6 million as of December 31, 2014, with balances including cash held by us and available for general corporate purposes of $18.4 million and $40.8 million, respectively, and our proportionate share of cash held by joint ventures, available only for joint venture-related uses including distributions to joint venture partners, of $57.0 million and $94.7 million, respectively. In addition, our restricted cash, held primarily to secure insurance-related contingent obligations, was $45.9 million and $44.4 million, as of December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, we generated $14.1 million in cash from operating activities. This was primarily due to final payments related to a settlement of a dispute for the CityCenter project in Las Vegas and on a settlement related to another completed building project. During the year, we also funded significant working capital associated with claims and unapproved change orders which was partially offset by an increase in accounts payable. We are focused on increasing our available cash and improving our liquidity by resolving various claims and unapproved change orders, as well as billing and collecting other amounts in cost and estimated earnings in excess of billings. We utilized $32.4 million in cash from investing activities due mainly to the purchase of construction equipment. We used $41.8 million in cash from financing activities, due primarily to borrowings under our revolving facility offset by cash used for scheduled debt repayments.

During 2014, we used $56.7 million in cash from operating activities due primarily to the timing of collections in the Specialty and Building segments and cash payments for interest on our outstanding debt and income taxes. We used $27.0 million in cash from investing activities due primarily to the purchase of construction equipment of $75.0 million offset by the proceeds from the sale of our auction rate securities of $44.5 million, and proceeds from the sale of construction equipment of $5.3 million. We received $99.3 million in cash from financing activities, due primarily to borrowings under our revolving facility offset by cash used for scheduled debt repayments and business acquisition related payments.

During 2013, we generated $50.7 million in cash from operating activities, due primarily to earnings sources and payments received related to the CityCenter matter, offset by cash paid for interest and taxes and payments related to the Brightwater matter. We used $43.6 million in cash from investing activities, due primarily to the purchase of construction equipment of $42.4 million. We used $55.2 million in cash from financing activities, due primarily to net debt repayments of $23.5 million and business acquisition related payments of $31.0 million.

As of December 31, 2015, we had working capital of $1.2 billion, a ratio of current assets to current liabilities of 1.79 and a ratio of debt to equity of 0.58 compared to working capital of $1.1 billion, and a ratio of current assets to current liabilities of 1.82 and a ratio of debt to equity of 0.63 at December 31, 2014.

Debt

Senior Notes

In October 2010, we issued $300 million of 7.625% senior unsecured notes (the “Senior Notes”) due November 1, 2018 and received proceeds of $293 million, net of debt discounts and issuance costs. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year. We may redeem the Senior Notes at a redemption price equal to 101.9 percent of their principal amount prior to October 31, 2016 and subsequently without a redemption premium. However, if a change of control triggering event occurs, as defined by the terms of the indenture, we are required to offer to redeem the notes at a redemption price equal to 101 percent of their principal amount. At the date of any redemption, any accrued and unpaid interest is also due. In addition, the indenture for the Senior Notes provides for customary events of default such as restrictions on the payment of dividends and share repurchases.

Credit Agreement – Revolving Credit Facility and Term Loan

In June 2014, the Company entered into a Sixth Amended and Restated Credit Agreement (the “Original Facility”), restructuring its former $300 million Revolving Credit Facility and $200 million Term Loan, and providing for a $300 million revolving credit facility and a $250 million term loan (the “Original Term Loan”), both originally maturing on June 5, 2019. The obligations under the Original Facility are secured by a lien on substantially all real and personal property of the Company and its subsidiaries party thereto. See Note 5 of the Notes to Consolidated Financial Statements for a more detailed discussion of the terms of the Original Facility.

Amended Credit Agreement

As a result of the Company’s financial results for the fiscal year ended December 31, 2015, which included the previously reported $23.9 million non-cash, pre-tax charge from an adverse ruling on the Brightwater litigation matter in the third quarter as well as $45.6 million of pre-tax charges in the third and fourth quarters for Five Star Electric, the Company was not in compliance with the required consolidated leverage ratio and consolidated fixed charge coverage ratio under the Original Facility, which are both calculated on a rolling four quarter basis.

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the Original Facility for the December 31, 2015 quarter:

For the quarter ended December 31, 2015
	Actual	Required
Fixed charge coverage ratio	1.11 : 1.00	> or = 1.25 : 1.00
Leverage ratio	4.81 : 1.00	< or = 3.50 : 1.00

On February 26, 2016, we entered into Waiver and Amendment No. 1 (the “Amendment”) to the Original Facility (collectively, the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. In the Amendment, the lenders waived these covenant violations and modified certain provisions of the Original Facility. As a result of the Amendment, both the Revolver and the Term Loan will now mature on May 1, 2018. The Term Loan principal payments have also been modified to include certain additional principal payments which will be applied against the balloon payment. Borrowings under the Credit Facility bear interest, based either on Bank of America’s prime lending rate, plus an applicable margin, or the London Interbank Offered Rate (“LIBOR”), plus an applicable margin. Under the terms of the Amendment, for so long as the Company’s consolidated leverage ratio is greater than 3.5:1.0, it will not be permitted to make LIBOR-based borrowings under the Revolver and will be subject to an increased interest rate on borrowings. The interest rate will be 100 to 200 basis points higher than the highest pricing tier under the Original Facility depending on the Company’s consolidated leverage ratio. The Company also will be subject to increased commitment fees at these higher leverage ratio levels. The Amendment removes the accordion feature of the Original Facility, which would have allowed for additional borrowings of up to $300 million.

The Amendment also modifies several of the covenants in the Original Facility, including the Company’s maximum allowable consolidated leverage ratio to be at 4.25:1.00 in the first quarter of 2016, stepping down to 4.00:1.00 in the second and third quarters of 2016 and then returning to the Original Facility’s range of 3.25:1.00 to 3.00:1.00 beginning with the fourth quarter of 2016. The Credit Facility will continue to require the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Other usual and customary covenants for credit facilities of this type (such as, restrictions on the payment of dividends and share repurchases) were carried over from the Original Facility (subject to certain modifications made in the Amendment).The Amendment adds covenants regarding the Company’s liquidity, including a cap on the cash balance in the Company’s bank account and a weekly minimum liquidity requirement (based on specified available cash balances and availability under the Revolver). The Amendment also requires the Company to achieve certain quarterly cash collection milestones and increases the lenders’ collateral package.

Please refer to Note 5 of the Notes to Consolidated Financial Statements for a more detailed discussion for the terms of the Amendment.

The Term Loan balance was $223.8 million at December 31, 2015. The next quarterly Term Loan payment under the Credit Facility is due and payable in March of 2016.

We had $158.0 million of outstanding borrowings under our Revolver as of December 31, 2015 and $130.0 million of outstanding borrowings under our Revolver as of December 31, 2014. We utilized the Revolver for letters of credit in the amount of $0.2 million as of December 31, 2015 and $1.0 million under the Revolver as of December 31, 2014. Accordingly, as of December 31, 2015, we had $141.8 million available to borrow under the Revolver

There were no other material changes in our contractual debt obligations as of December 31, 2015. As of the filing date of this Form 10-K and giving effect to the Amendment, we are in compliance and expect to continue to be in compliance with the modified financial covenants under the Credit Facility.

Equipment financing and mortgages

We have certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $70.6 million and $102.0 million at December 31, 2015 and 2014, respectively, with interest rates ranging from 2.12% to 4.85% and scheduled payments of principal and interest over periods up to five years. The aggregate balance of transportation equipment financing loans was approximately $45.0 million and $40.6 million at December 31, 2015 and 2014, respectively, with interest rates ranging from a fixed 3.35% to the London Interbank Offered Rate

(“LIBOR”) plus 3% and equal monthly installment payments over periods up to ten years and final balloon payments of $12.4 million in 2021 and $6.2 million in 2022 on the remaining loans outstanding at December 31, 2015. The aggregate balance of mortgage loans was approximately $17.7 million and $18.9 million at December 31, 2015 and 2014, respectively, with interest rates based on LIBOR plus applicable margins up to 3% or prime less 1.0%, depending on the loan, and equal monthly installment payments of periods up to ten years with additional balloon payments of $5.6 million in 2016, $2.6 million in 2018 and $6.7 million in 2023.

During 2011, we issued approximately $21.7 million of 5% promissory notes in conjunction with an acquisition. We paid all outstanding principal and accrued interest on these notes in 2015.

Off-Balance Sheet Arrangements

None

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2015 are summarized in the following table:

		Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	Over 5 years
(in thousands)
Debt (a)	$823,448	$88,917	$531,583	$174,614	$28,334
Interest on debt(a)	151,487	49,811	78,073	15,313	8,290
Operating leases	106,654	26,819	35,436	19,472	24,927
Acquisition-related liabilities	29,134	—	29,134	—	—
Pension benefit payments	33,646	1,815	3,630	3,630	24,571
Other	747	445	302	—	—
Total	$1,145,116	$167,807	$678,158	$213,029	$86,122

(a)	Debt and interest on debt payments reflect the terms of the Amendment. Amounts for interest on debt are based on interest rates in effect as of December 31, 2015.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available through the date of the issuance of the financial statements;  accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the Consolidated Financial Statements apply to the following critical accounting policies:

Method of Accounting for Contracts —  Contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. The estimates used in the percentage-of-completion method during the contract performance period require judgment and assumptions regarding both future events and the evaluation of contingencies such as the impact of change orders, liability claims, other contract disputes, the achievement of contractual performance standards, and potential variances in project schedule and costs. Changes to the total estimated contract cost for a given project are recognized in the period in which they are determined.

In certain instances, we provide guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees or liquidated damages. In addition, depending on the type of contract, increases in contract cost related to the remediation of deficiencies can result in non-recoverable cost, which could exceed revenue realized from the projects. The Company generally provides limited warranties for work performed, with warranty periods typically extending for a limited duration following substantial completion of the Company’s work on a project. Historically, warranty claims have not resulted in material costs incurred.

Claims arising from construction contracts have been made against the Company by customers, and the Company has made claims against customers for cost incurred in excess of current contract provisions. The Company recognizes revenue, but not profit, for certain significant claims when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. These requirements are satisfied under GAAP’s Accounting Standards Codification (“ASC”) 605-35-25 when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the Company’s performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable.

Recoverability of Goodwill — As of December 31, 2015, our goodwill balance was $585.0 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at a reporting unit level annually, or more often if there are indicators between the annual review dates that signal that impairment is probable. The Civil, Building and Specialty Contractors segments each represent a reporting unit. We perform our annual quantitative impairment assessment during the fourth quarter of each year using an income approach (discounted cash flow method) and a market approach. The income approach is based on assumptions about future events including the positive impact of the FAST Act, the strength and growth of the U.S. economy and the overall backlog of domestic projects. Accordingly, the fair value of the reporting units could be negatively impacted by competition seeking to benefit from the increased growth in construction in the United States and/or delays in the bidding or awarding of contracts caused by issues related to economic, political or other bureaucratic factors. In addition, the fair values of the reporting units could be positively impacted by an expedited award cycle driven by the need to address critical domestic infrastructure issues and/or an improvement in the U.S. economy that exceeds current expectations. The market approach is based on assumptions about how market data relates to the Company. Future deviations from our assumptions or the use of different assumptions could have a material impact on our valuations. Lastly, we assess the reasonableness of the estimated fair value of our reporting units by comparing the estimated implied control premium for our Company to observable market information. The quantitative assessment performed in 2015 resulted in an estimated fair value for each of our reporting units that exceeded their respective net book values; therefore, no impairment charge was necessary for 2015.  A summary of key information and assumptions related to our 2015 quantitative impairment assessment is as follows:

	2015 Quantitative Impairment Assessment Key Information and Assumptions
			Specialty
Reporting Units	Civil	Building	Contractors
Net book value of Goodwill at October 1, 2015 (in millions)	$415.3	$13.5	$156.2
Fair value of reporting unit in excess of its net book value	15%	12%	13%
Weighting applied to income approach (a)	67%	100%	67%
Weighting applied to market approach (a)	33%	0%	33%
Key assumptions used in income approach:
Discount rate(b)	13.5%	14.5%	14.5%
Average revenue growth rates for 2016 through 2020	2.3%	3.7%	3.1%
Terminal growth rate	2.5%	2.5%	2.5%
Key assumptions used in market approach:
EBITDA(c) multiple	4.7	4.5	5.9
EBIT(c) multiple	5.1	4.9	7.5
Control premium	25%	25%	25%

(a)	The weighing applied to the income approach reflects its correlation to each reporting unit’s economics.
(b)	A change in discount rate of 0.5% would have resulted in changes in the fair values of the reporting units ranging from -3.8% to 7.7%.
(c)	EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBIT is defined as earnings before interest and taxes.

New Accounting Pronouncements —  For discussion of recently adopted accounting standards and updates, see Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is our primary market risk exposure. Borrowing under our Credit Agreement and certain other debt obligations have variable interest rates and are therefore subject to interest rate risk. As of December 31, 2015, we had approximately $374.7 million of net borrowings with variable interest rates, after excluding borrowings with effective fixed interest rates due to an interest rate swap agreement. If short-term floating interest rates were to increase by 0.50%, interest on these borrowings would increase by approximately $1.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Supplementary Schedules are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — An evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2015 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting — Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a—15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework (2013) by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015. This report appears on page 29 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tutor Perini Corporation

Sylmar, California

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 29, 2016

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting for the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Amended Credit Agreement

We are party to the Sixth Amended and Restated Credit Facility (the “Original Facility”) providing a $300 million revolving credit facility and a $250 million term loan (the “Term Loan”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. On February 26, 2016, we entered into Waiver and Amendment No. 1 to the Original Facility (the “Amendment” together with the Original Agreement, the “Credit Facility”), providing the Company with certain waivers and amending certain material terms of the Original Facility, including increasing the applicable margin for determining the interest rate that the Company pays on borrowings under the Credit Facility, reducing the term of the Credit Facility by one year to May 1, 2018, modifying certain covenants and other provisions, including the consolidated leverage ratio covenant, and adding certain other provisions, including certain liquidity requirements, and adjusting principal amortization on the Term Loan. The Amendment also requires the Company to achieve certain quarterly cash collection milestones and increases the lenders’ collateral package. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 5 of the Notes to Consolidated Financial Statements for a more detailed discussion for the terms of the Amendment.

The foregoing description of the Amendment does not constitute a complete summary and is qualified by reference in its entirety to the full text of the Amendment, a copy which is filed herewith as Exhibit 10.14.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of fiscal year 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of fiscal year 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of fiscal year 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of fiscal year 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of fiscal year 2015.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TUTOR PERINI CORPORATION AND SUBSIDIARIES

1.	Financial Statements:

Our consolidated financial statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this Annual Report on Form 10-K, beginning on page F-1.

2.	Financial Statement Schedules:

All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and in the Notes thereto.

3.	Exhibits:

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the SEC under the Securities Act of 1933 or the Securities Act of 1934 and are referred to and incorporated herein by reference to such filings.

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

2.3

Stock Purchase Agreement dated July 1, 2011 by and among Tutor Perini Corporation, Lunda Construction Company, and each of the Shareholders of Lunda Construction Company (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 6, 2011). Exhibits, schedules (or similar attachments) to the Stock Purchase Agreement are not filed. The Company will furnish a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

2.4

Agreement and Plan of Merger dated July 1, 2011 by and among Tutor Perini Corporation, GreenStar Services Corporation, Galaxy Merger, Inc., and GreenStar IH Rep LLC (incorporated by reference to Exhibit 2.2 to Form 8-K filed on July 6, 2011). Exhibits, schedules (or similar attachments) to the Agreement and Plan of Merger are not filed. The Company will furnish a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

Exhibit 3.	Articles of Incorporation and By-laws
3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to Form10-K (File No. 001-06314) filed on March 31, 1997).
3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000.)
3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008.)
3.5	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).
3.6	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).
Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures
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

10.7

Promissory Note, dated July 1, 2011, issued by Tutor Perini Corporation to GreenStar IH Rep LLC, in its capacity as the Interest Holder Representative on behalf of certain equity holders of GreenStar (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 6, 2011).

10.8*	Employment Agreement dated as of March 21, 2011, by and between Tutor Perini Corporation and James A. Frost (incorporated by reference to Exhibit 10.1 to Form 8−K filed on March 25, 2011).
10.9*	Employment Agreement dated as of December 22, 2014, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2014).
10.10*	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).
10.11	Commercial Lease Agreement, dated April 18, 2014 by and among Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 7, 2014).
10.12	Industrial Lease Agreement, dated April 18, 2014 by and among Tutor Perini Corporation and Kristra Investments, Ltd (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 7, 2014).
10.13*	Letter Agreement, dated November 9, 2015, by and between Gary Smalley and Tutor Perini Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 16, 2015).
10.14

Waiver and Amendment No. 1 to the Sixth Amended and Restated Credit Agreement dated as of February 26, 2016, with Bank of America, N.A., as Administrative Agent and L/C Issuer and a syndicate of other lenders —  filed herewith.

Exhibit 21	Subsidiaries of Tutor Perini Corporation — filed herewith.
Exhibit 23	Consent of Independent Registered Public Accounting Firm — filed herewith.
Exhibit 24	Power of Attorney — filed herewith.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.
Exhibit 95	Mine Safety Disclosure — filed herewith.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Tutor Perini Corporation
(Registrant)

Dated: February 29, 2016	By:	/s/Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

•Principal Executive Officer and Director

/s/Ronald N. Tutor
Ronald N. Tutor	Chairman and Chief Executive Officer	February 29, 2016

•Principal Financial Officer

/s/Gary G. Smalley
Gary G. Smalley	Executive Vice President and Chief Financial Officer	February 29, 2016

•Principal Accounting Officer

/s/Ronald P. Marano II
Ronald P. Marano II	Vice President and Chief Accounting Officer	February 29, 2016

• Other Directors

Marilyn A. Alexander	)
Peter Arkley	)
James A. Frost	)
Sidney J. Feltenstein	)	/s/Gary G. Smalley
Michael R. Klein	)	Gary G. Smalley
Robert C. Lieber	)	Attorney in Fact
Raymond R. Oneglia	)
Dale A. Reiss	)
Donald D. Snyder	)
Dickran M. Tevrizian, Jr.	)	Dated: February 29, 2016

TUTOR PERINI CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tutor Perini Corporation

Sylmar, California

We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014,  and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tutor Perini Corporation and subsidiaries as of December 31, 2015 and 2014,  and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015,  in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015,  based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

5
/s/ Deloitte & Touche LLP

Los Angeles, California

February 29, 2016

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUE	$4,920,472	$4,492,309	$4,175,672
COST OF OPERATIONS	(4,564,219)	(3,986,867)	(3,708,768)
GROSS PROFIT	356,253	505,442	466,904
General and administrative expenses	(250,840)	(263,752)	(263,082)
INCOME FROM CONSTRUCTION OPERATIONS	105,413	241,690	203,822
Other income (expense), net	12,453	(9,536)	(18,575)
Interest expense	(44,027)	(44,716)	(45,632)
INCOME BEFORE INCOME TAXES	73,839	187,438	139,615
Provision for income taxes	(28,547)	(79,502)	(52,319)
NET INCOME	$45,292	$107,936	$87,296

BASIC EARNINGS PER COMMON SHARE	$0.92	$2.22	$1.82
DILUTED EARNINGS PER COMMON SHARE	$0.91	$2.20	$1.80

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	48,981	48,562	47,851
DILUTED	49,666	49,114	48,589

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2015	2014	2013
NET INCOME	$45,292	$107,936	$87,296

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Defined benefit pension plan adjustments	2,026	(8,155)	$10,910
Foreign currency translation adjustment	(3,214)	(638)	(738)
Unrealized (loss) gain in fair value of investments	766	205	(555)
Unrealized gain in fair value of interest rate swap	(125)	349	578
Total other comprehensive (loss) income, net of tax	$(547)	$(8,239)	$10,195

TOTAL COMPREHENSIVE INCOME	$44,745	$99,697	$97,491

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash, including cash equivalents of $1,696 and $12,044	$75,452	$135,583
Restricted cash	45,853	44,370
Accounts receivable, including retainage of $484,255 and $382,891	1,473,615	1,479,504
Costs and estimated earnings in excess of billings	905,175	726,402
Deferred income taxes	26,306	17,962
Other current assets	108,844	68,735
Total current assets	2,635,245	2,472,556
PROPERTY AND EQUIPMENT, at cost:
Land	41,382	41,307
Building and improvements	123,600	120,796
Construction equipment	431,080	426,379
Other equipment	181,940	159,148
	778,002	747,630
Less - Accumulated depreciation	254,477	220,028
Total property and equipment, net	523,525	527,602
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	96,540	100,254
OTHER ASSETS	202,125	87,897
TOTAL ASSETS	$4,042,441	$3,773,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$88,917	$81,292
Accounts payable, including retainage	937,464	798,174
Billings in excess of costs and estimated earnings	288,311	319,296
Accrued expenses and other current liabilities	159,016	159,814
Total current liabilities	1,473,708	1,358,576
LONG-TERM DEBT, less current maturities	734,531	784,067
DEFERRED INCOME TAXES	273,310	150,371
OTHER LONG-TERM LIABILITIES	140,665	114,796
TOTAL LIABILITIES	2,622,214	2,407,810
CONTINGENCIES AND COMMITMENTS (Note 7)
STOCKHOLDERS' EQUITY:
Preferred stock– authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding - 49,072,710 shares and 48,671,492 shares	49,073	48,671
Additional paid-in capital	1,035,516	1,025,941
Retained earnings	377,803	332,511
Accumulated other comprehensive loss	(42,165)	(41,618)
TOTAL STOCKHOLDERS' EQUITY	1,420,227	1,365,505
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,042,441	$3,773,315

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,292	$107,936	$87,296
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	37,919	40,216	43,383
Amortization of intangible assets and debt issuance costs	5,810	15,756	16,027
Share-based compensation expense	9,477	18,615	6,623
Excess income tax benefit from share-based compensation	(186)	(787)	(1,148)
Deferred income taxes	22,214	21,460	9,009
Loss on sale of investments	—	1,786	—
(Gain) loss on sale of property and equipment	(2,909)	801	49
Other long-term liabilities	28,912	3,074	23,107
Other non-cash items	(3,680)	3,273	(3,719)
Changes in other components of working capital	(128,777)	(268,808)	(129,899)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,072	(56,678)	50,728

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment excluding financed purchases	(35,912)	(75,013)	(42,360)
Proceeds from sale of property and equipment	4,980	5,335	2,663
Proceeds from sale of available-for-sale securities	—	44,497	—
Change in restricted cash	(1,483)	(1,776)	(3,877)
NET CASH USED IN INVESTING ACTIVITIES	(32,415)	(26,957)	(43,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	1,013,205	1,156,739	653,280
Repayment of debt	(1,054,371)	(1,026,349)	(676,795)
Business acquisition-related payments	—	(26,430)	(31,038)
Excess income tax benefit from share-based compensation	186	787	1,148
Issuance of common stock and effect of cashless exercise	(808)	(1,771)	(1,882)
Debt issuance costs	—	(3,681)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(41,788)	99,295	(55,287)

Net (decrease) increase in cash and cash equivalents	(60,131)	15,660	(48,133)
Cash and cash equivalents at beginning of year	135,583	119,923	168,056
Cash and cash equivalents at end of year	$75,452	$135,583	$119,923

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total
Balance - December 31, 2012	$47,556	$1,002,603	$137,279	$(43,574)	$1,143,864
Net income	—	—	87,296	—	87,296
Other comprehensive income	—	—	—	10,195	10,195
Total comprehensive income					97,491
Tax effect of share-based compensation	—	(7)	—	—	(7)
Share-based compensation expense	—	6,623	—	—	6,623
Issuance of common stock, net	865	(1,301)	—	—	(436)
Balance - December 31, 2013	$48,421	$1,007,918	$224,575	$(33,379)	$1,247,535
Net income	—	—	107,936	—	107,936
Other comprehensive loss	—	—	—	(8,239)	(8,239)
Total comprehensive income					99,697
Tax effect of share-based compensation	—	786	—	—	786
Share-based compensation expense	—	18,616	—	—	18,616
Issuance of common stock, net	250	(1,379)	—	—	(1,129)
Balance - December 31, 2014	$48,671	$1,025,941	$332,511	$(41,618)	$1,365,505
Net income	—	—	45,292	—	45,292
Other comprehensive loss	—	—	—	(547)	(547)
Total comprehensive income					44,745
Tax effect of share-based compensation	—	(186)	—	—	(186)
Share-based compensation expense	—	9,477	—	—	9,477
Issuance of common stock, net	402	284	—	—	686
Balance - December 31, 2015	$49,073	$1,035,516	$377,803	$(42,165)	$1,420,227

The accompanying notes are an integral part of these consolidated financial statements.

1.      Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”). The Company’s interests in construction joint ventures are accounted for using the proportionate consolidation method whereby the Company’s proportionate share of each joint venture’s assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

(c) Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available through the date of the issuance of the financial statements. Therefore, actual results could differ from those estimates.

(d) Construction Contracts

The Company and its affiliated entities recognize construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation and amortization. Pre-contract costs are expensed as incurred. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined.

The Company generally provides limited warranties for work performed under its construction contracts with periods typically extending for a limited duration following substantial completion of the Company’s work on a project. Historically, warranty claims have not resulted in material costs incurred.

The Company classifies construction-related receivables and payables that may be settled in periods exceeding one year from the balance sheet date as current, consistent with the length of time of its project operating cycle. For example:

•

Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset.

•

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date and are classified as a current liability.

Costs and estimated earnings in excess of billings result when either: 1) costs are incurred related to certain claims and unapproved change orders, or 2) the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when there is a dispute regarding only the price associated with a change in scope of work. For both claims and unapproved change orders, the Company recognizes revenue, but not profit, when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. For claims, these requirements are satisfied under ASC 605-35-25 when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the Company’s performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim or change order is objective and verifiable.

Reported costs and estimated earnings in excess of billings consists of the following

	As of December 31,
(in thousands)	2015	2014
Claims	$407,164	$311,949
Unapproved change orders	270,019	161,375
Other unbilled costs and profits	227,992	253,078
Total costs and estimated earnings in excess of billings	$905,175	$726,402

The prerequisite for billing claims and unapproved change orders is the final resolution and agreement between the parties. The prerequisite for billing other unbilled costs and profits is provided in the defined billing terms of each of the applicable contracts. The amount of costs and estimated earnings in excess of billings as of December 31, 2015 estimated by management to be collected beyond one year is approximately $353.2 million.

(e) Changes in Estimates

The Company’s estimates of contract revenue and cost are highly detailed and many factors change during a contract performance period that result in a change to contract profitability. These factors include, but are not limited to, differing site conditions; availability of skilled contract labor; performance of major material suppliers and subcontractors; on-going subcontractor negotiations and buyout provisions; unusual weather conditions; changes in the timing of scheduled work; change orders; accuracy of the original bid estimate; changes in estimated labor productivity and costs based on experience to date; achievement of incentive-based income targets; and, the expected, or actual, resolution terms for claims. The factors that cause changes in estimates vary depending on the maturation of the project within its lifecycle. For example, in the ramp-up phase, these factors typically consist of revisions in anticipated project costs and during the peak and close-out phases, these factors include the impact of change orders and claims as well as additional revisions in remaining anticipated project costs. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Management focuses on evaluating the performance of contracts individually and uses the cumulative catch-up method to account for revisions in estimates. Material changes in estimates are disclosed in the notes to the consolidated financial statements.

(f) Depreciation of Property and Equipment and Amortization of Long-Lived Intangible Assets

Property and equipment and long-lived intangible assets are depreciated or amortized on a straight-line basis over their estimated useful lives ranging from three to forty years.

(g) Recoverability of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. In such circumstances, an impairment loss will be recognized by the amount the assets’ net carrying value exceeds their fair value.

(h) Recoverability of Goodwill

Goodwill is not amortized to earnings, but instead is reviewed for impairment at a reporting unit level annually, or more often if there are indicators between the annual review dates that signal that impairment is probable. The Civil, Building and Specialty Contractors segments each represent a reporting unit. We perform our annual quantitative impairment assessment during the fourth quarter of each year using a weighted average of an income and a market approach. The income approach is based on estimated future cash flows for each reporting unit, which then are discounted to their present value. The market approach is based on assumptions about how market data relates to the Company. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit. The quantitative assessment performed in 2015 resulted in an estimated fair value for each of our reporting units that exceeded their respective net book values; therefore, no impairment charge was necessary for 2015.

(i) Recoverability of Non-Amortizable Trade Names

Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if there are indicators between the annual review dates that signal that impairment is probable. We perform our annual quantitative impairment assessment during the fourth quarter of each year using an income approach (relief from royalty method). The quantitative assessment performed in 2015 resulted in an estimated fair value for the non-amortizable trade names that exceeded their respective net book values; therefore, no impairment charge was necessary for 2015.

(j) Income Taxes

Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities using tax rates expected to be in effect when such differences reverse. Income tax positions must meet a more-likely-than-not threshold to be recognized. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision.

(k) Earnings Per Share

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities include restricted stock units and stock options. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

The calculations of the basic and diluted EPS for the years ended December 31, 2015, 2014 and 2013 under the treasury stock method are presented below:

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net income	$45,292	$107,936	$87,296

Weighted-average common shares outstanding - basic	48,981	48,562	47,851
Effect of diluted stock options and unvested restricted stock	685	552	738
Weighted-average common shares outstanding - diluted	49,666	49,114	48,589

Net income (loss) per share:
Basic	$0.92	$2.22	$1.82
Diluted	$0.91	$2.20	$1.80
Anti-dilutive securities not included above	1,372	9	860

(l) Cash and Cash Equivalents and Restricted Cash

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less when acquired. Cash and cash equivalents, as reported in the accompanying Consolidated Balance Sheets, consist of amounts held by the Company that are available for general purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint venture-related uses, including future distributions to joint venture partners. Restricted cash is primarily held to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.

Cash and cash equivalents and restricted cash consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Cash and cash equivalents	$18,409	$40,846
Company's share of joint venture cash and cash equivalents	57,043	94,737
Total cash and cash equivalents	$75,452	$135,583

Restricted cash	$45,853	$44,370

(m) Share-Based Compensation

The Company’s long-term incentive plan allows the Company to grant share-based compensation awards in a variety of forms, including restricted stock units and stock options. Restricted stock units and stock options generally vest subject to service and/or performance requirements, with related compensation expense equal to the fair value of the award on the date of grant and recognized on a straight-line basis over the requisite service period.

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

(o) Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plans assets/liabilities, cumulative foreign currency translation, change in fair value of investments and change in fair value of interest rate swap as components of accumulated other comprehensive loss (“AOCI”).

The tax effects of the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2015			2014			2013
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$31	$1,995	$2,026	$(13,887)	$5,732	$(8,155)	$18,675	$(7,765)	$10,910
Foreign currency translation adjustment	(5,897)	2,683	(3,214)	(1,086)	448	(638)	(1,212)	474	(738)
Unrealized gain (loss) in fair value of investments	1,123	(357)	766	346	(141)	205	(744)	189	(555)
Unrealized gain (loss) in fair value of interest rate swap	(37)	(88)	(125)	594	(245)	349	948	(370)	578
Total other comprehensive income (loss)	$(4,780)	$4,233	$(547)	$(14,033)	$5,794	$(8,239)	$17,667	$(7,472)	$10,195

The changes in AOCI balances by component (after-tax) for the three years ended December 31, 2015 are as follows(1):

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments	Unrealized Gain (Loss) in Fair Value of Interest Rate Swap	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2012	$(43,023)	$(13)	$240	$(778)	$(43,574)
Other comprehensive income (loss)	10,910	(738)	(555)	578	10,195
Balance as of December 31, 2013	$(32,113)	$(751)	$(315)	$(200)	$(33,379)
Other comprehensive income (loss)	(8,155)	(638)	205	349	(8,239)
Balance as of December 31, 2014	$(40,268)	$(1,389)	$(110)	$149	$(41,618)
Other comprehensive income (loss)	2,026	(3,214)	766	(125)	(547)
Balance as of December 31, 2015	$(38,242)	$(4,603)	$656	$24	$(42,165)

(1) There were no reclassifications from AOCI during the three years ended December 31, 2015.

(p) New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU addresses when and how an entity should recognize revenue for the transfer of goods and/or services to customers. This ASU is effective for fiscal year and interim periods within those years beginning after December 15, 2017. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) , which amends the consolidation standard and updates the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Subtopic 740-10). This ASU require entities to present all deferred tax assets and all deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company had $26.3 million of current deferred tax assets and $24.9 million of current deferred tax liabilities as of December 31, 2015, which will be presented as noncurrent upon adoption of this ASU.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic-842) which amends the existing guidance in ASC 840 Leases. This amendment requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. Other significant provisions of the amendment include (i) defining the “lease term” to include the non-cancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

2.     Consolidated Statement of Cash Flows

Below are the changes in other components of working capital, as shown in the Consolidated Statement of Cash Flows, and the supplemental disclosure of cash paid for interest and income taxes, as well as non-cash transactions:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Decrease (Increase) in:
Accounts receivable	$4,734	$(186,384)	$(62,991)
Costs and estimated earnings in excess of billings	(178,774)	(153,153)	(107,983)
Other current assets	(38,616)	(17,450)	25,250
Increase (Decrease) in:
Accounts payable	139,290	33,667	59,169
Billings in excess of costs and estimated earnings	(30,985)	51,711	(36,835)
Accrued expenses	(24,426)	2,801	(6,509)
Changes in other components of working capital	$(128,777)	$(268,808)	$(129,899)

Cash paid during the year for:
Interest	$45,055	$45,236	$41,207
Income taxes	$35,299	$75,494	$28,898

Non-cash transactions during the year for:
Property and equipment acquired through financing arrangements not included in financing activities	$—	$816	$16,689

3.     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 inputs that are observable, either directly or indirectly

Level 3 — unobservable inputs

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$75,452	$75,452	$—	$—	$135,583	$135,583	$—	$—
Restricted cash (a)	45,853	45,853	—	—	44,370	44,370	—	—
Investments in lieu of customer retainage (b)	41,566	35,350	6,216	—	33,224	25,761	7,463	—
Total	$162,871	$156,655	$6,216	$—	$213,177	$205,714	$7,463	$—

Liabilities:
Interest rate swap contract (c)	$45	$—	$45	$—	$381	$—	$381	$—
Contingent consideration (d)	—	—	—	—	24,814	—	—	24,814
Total	$45	$—	$45	$—	$25,195	$—	$381	$24,814

(a)

Cash, cash equivalents and restricted cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(b)

Investments in lieu of customer retainage are classified as accounts receivable and are comprised of money market funds, U.S. Treasury Notes and other municipal bonds, the majority of which are rated Aa3 or better. The fair values of the U.S. Treasury Notes and municipal bonds are obtained from readily-available pricing sources for comparable instruments, and as such, the Company has classified these assets as Level 2.

(c)

The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk.

(d)

Represents earn-out payments for businesses acquired in 2011. The earn-out payments were estimated based on the projected operating results of the acquired businesses. The fair value of the earn-out payments was estimated by calculating their present value using discount rates ranging from 14% to 18%.

The following is a summary of changes in Level 3 liabilities during 2015 and 2014:

Contingent
(in thousands)	Consideration
Balance as of December 31, 2013	$46,022
Fair value adjustments included in other income (expense), net	5,592
Amount no longer subject to contingency	(26,800)
Balance as of December 31, 2014	$24,814
Fair value adjustments included in other income (expense), net	(3,739)
Amount no longer subject to contingency	(21,075)
Balance as of December 31, 2015	$—

Auction Rate
(in thousands)	Securities
Balance as of December 31, 2013	$46,283
Purchases	—
Settlements	(44,497)
Realized loss included in other income (expense), net	(1,786)
Balance as of December 31, 2014	$—

On April 30, 2014, the Company sold all of its auction rate securities for approximately $44.5 million and recognized a loss of $1.8 million.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying values of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair values of the Senior Notes as of December 31, 2015 and 2014 were $305.6 million and $310.3 million, respectively, compared to the carrying values of $299.0 million and $298.8 million, respectively. The fair value of the Senior Notes was calculated using Level 1 inputs based on quoted prices in the active markets for the Senior Notes as of December 31, 2015 and 2014. For other fixed rate debt, fair value is determined using Level 3 inputs based on discounted cash flows for the debt at the Company’s current incremental borrowing rate for similar types of debt. The estimated fair values of other fixed rate debt as of December 31, 2015 and 2014 were $121.7 million and $164.3 million, respectively, compared to the carrying amounts of $124.7 million and $162.3 million, respectively. The fair value of variable rate debt, which includes the Revolving Credit Facility and the Term Loan, approximated its carrying value of $399.7 million and $404.3 million as of December 31, 2015 and 2014, respectively.

4.     Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of goodwill allocated to the Company’s reporting units for the periods presented:

			Specialty
(in thousands)	Civil	Building	Contractors	Total
Balance as of December 31, 2013(a)	$415,358	$13,455	$148,943	$577,756
2014 activity (b)	—	—	7,250	7,250
Balance as of December 31, 2014(a)	$415,358	$13,455	$156,193	$585,006
2015 activity	—	—	—	—
Balance as of December 31, 2015(a)	$415,358	$13,455	$156,193	$585,006

(a)	Balances presented include historical accumulated impairment of $76.7 million for the Civil segment and $411.3 million for the Building segment.
(b)	In the second quarter of 2014, the Company made an acquisition-related adjustment for a small fire protection systems contractor which was acquired in September 2013.

The following table presents the carrying value and accumulated amortization, as appropriate, of intangible assets other than goodwill for the periods presented:

	As of December 31, 2015			As of December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Value	Amortization	Value	Value	Amortization	Value
Trade names (non-amortizable)	$50,410	$ N/A	$50,410	$50,410	$ N/A	$50,410
Trade names (amortizable) (a)	51,118	(11,316)	39,802	51,118	(8,829)	42,289
Customer relationships (a)	23,155	(16,827)	6,328	23,155	(15,600)	7,555
Total	$124,683	$(28,143)	$96,540	$124,683	$(24,429)	$100,254

(a)	The weighted-average amortization period for amortizable trade names and customer relationships is 20 years and 11 years, respectively.

Amortization expense related to amortizable intangible assets for the years ended December 31, 2015,  2014 and 2013 totaled $3.7 million, $13.5 million and $13.1 million, respectively. The amortization expense for the years ended December 31, 2014 and 2013 includes amortization of construction contract backlog, which was fully amortized as of December 31, 2014. Future amortization expense related to amortizable intangible assets is as follows:

Fiscal Year	(in millions)
2016	$3.5
2017	3.5
2018	3.5
2019	3.5
2020	3.5
Thereafter	28.6
Total	$46.1

5.     Financial Commitments

Long-Term Debt

Long-term debt consists of the following:

	December 31,
(in thousands)	2015	2014
Senior Notes ($300,000 face, less unamortized discount of $933 and $1,223)	$299,067		$298,777
Revolving Credit Facility	158,000		130,000
Term Loan	223,750		242,500
Equipment financing, mortgages and acquisition-related notes	133,288		183,202
Other indebtedness	9,343		10,880
Total debt	823,448	—	865,359
Less – current maturities	(88,917)		(81,292)
Long-term debt, net	$734,531		$784,067

Senior Notes

In October 2010, the Company issued $300 million of 7.625% senior unsecured notes (the “Senior Notes”) due November 1, 2018, in a private offering exempt from the registration requirements of the Securities Act of 1933. The Company received net proceeds of $293.2 million from the issuance, after discounts and issuance costs. The Senior Notes pay interest semi-annually on May 1 and November 1 of each year. The Company may redeem these notes at a redemption price equal to 101.9 percent of their principal amount prior to October 31, 2016 and subsequently without a redemption premium. However, if a change of control triggering event occurs, as defined by the terms of the indenture, the Company is required to offer to redeem the notes at a redemption price equal to 101 percent of their principal amount. At the date of any redemption, any accrued and unpaid interest is also due. The Senior Notes are senior unsecured obligations of the Company and are guaranteed by substantially all of the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s Credit Agreement as defined below. In addition, the indenture for the Senior Notes provides for customary events of default such as restrictions on the payment of dividends and share repurchases.

Credit Agreement – Revolving Credit Facility and Term Loan

In June 2014, the Company entered into a Sixth Amended and Restated Credit Agreement (the “Original Facility”), restructuring its former $300 million Revolving Credit Facility and $200 million Term Loan and providing for a $300 million revolving credit facility (the “Original Revolver") and a $250 million term loan (the “Original Term Loan”), both maturing on June 5, 2019. Principal on the Original Term Loan was originally payable on a quarterly basis beginning on September 30, 2014, with approximate aggregate principal payments for each year ending December 31, as follows: $7 million in 2014, $19 million in 2015, $26 million in 2016, $34 million in 2017, $41 million in 2018 and $123 million in 2019. The Company may repay all borrowings under the Original Facility at any time before maturity without penalty.

Interest on the Original Revolver depended on how the Company utilized the facility to meet its liquidity needs. As a result, the interest rate could equal either Bank of America’s prime lending rate, plus an applicable margin, or the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, ranging from either 1.25% to 2.00% or 2.25% to 3.00%, based on a pricing tier utilizing the Company’s consolidated leverage ratio. Similarly, the interest rate on the Original Term Loan was equal to LIBOR plus an applicable margin ranging from 1.25% to 2.00%. The Company also has an interest rate swap agreement with a notional amount of

$25 million that effectively converted interest on $25 million of the debt from a variable rate to a fixed rate of 0.975%. The swap expires in June 2016, and there is no requirement under the Original Facility to enter into an additional swap agreement at that time.

The Original Facility provides a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million.

The Original Facility also allowed the Company to either increase the Original Facility or establish one or more new term loan commitments (an accordion feature), up to an aggregate amount not to exceed $300 million.

Amended Credit Agreement

On February 26, 2016, we entered into Waiver and Amendment No. 1 (the “Amendment”) to the Original Facility (collectively, the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. As a result of the Company’s financial results for the fiscal year ended December 31, 2015, which included the previously reported $23.9 million non-cash, pre-tax charge from an adverse ruling on the Brightwater litigation matter in the third quarter as well as $45.6 million of pre-tax charges in the third and fourth quarters for Five Star Electric, the Company was not in compliance with the required consolidated leverage ratio and consolidated fixed charge coverage ratio under the Original Facility, which are both calculated on a rolling four quarter basis. In the Amendment, the lenders waived these covenant violations and modified certain provisions of the Original Facility.

The Credit Facility provides for a $300 million revolving credit facility (the “Revolver”) and a $250 million term loan (the “Term Loan”). As a result of the Amendment, both the Revolver and the Term Loan will now mature on May 1, 2018. The Term Loan principal payments have been modified to include certain additional principal payments which will be applied against the balloon payment (discussed below). Borrowings under the Revolver bear interest, based either on Bank of America’s prime lending rate, plus an applicable margin, or the London Interbank Offered Rate (“LIBOR”), plus an applicable margin. Borrowings under the Term Loan bear interest based on LIBOR plus an applicable margin. Under the terms of the Amendment, for so long as the Company’s consolidated leverage ratio is greater than 3.5 to 1.0, it will not be permitted to make LIBOR-based borrowings and will be subject to an increased interest rate on borrowings, with such rate being 100 basis points higher than the highest rate under the Original Facility while the Company’s consolidated leverage ratio is greater than 3.5 to 1.0 but not more than 4.0 to 1.0, and an additional 100 basis points higher while the Company’s consolidated leverage ratio is greater than 4.0 to 1.0. The Company also will be subject to increased commitment fees at these higher leverage ratio levels. In addition, until the Company’s consolidated leverage ratio goes below 3.5 to 1.0, LIBOR-based borrowings will convert to base rate borrowings. The Amendment provides for the exclusion of the impact of the Brightwater litigation matter from the calculation of the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio. Interest payments will be due on a monthly basis, rather than a quarterly basis. If the Company is in compliance with the leverage and fixed charge ratio covenants provided in the Original Facility as of December 31, 2016, interest payments will again be due on a quarterly basis thereafter. The Amendment also removes the accordion feature of the Original Facility, which would have allowed, as noted above, either an increase of $300 million in the Revolver or the establishment of one or more new term loan commitments.

The Amendment also modifies several of the covenants in the Original Facility, including the Company’s maximum allowable consolidated leverage ratio to be at 4.25:1.00 in the first quarter of 2016, stepping down to 4.0:1.0 in the second and third quarters of 2016 and then returning to the Original Facility’s range of 3.25:1.00 to 3.00:1.00 beginning with the fourth quarter of 2016. The Credit Facility will continue to require the Company to maintain a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Other usual and customary covenants for credit facilities of this type (such as, restrictions on the payment of dividends and share repurchases) were included in the Original Facility (subject to certain modifications made in the Amendment), while the Amendment adds covenants regarding the Company’s liquidity, including a cap on the cash balance in the Company’s bank account and a weekly minimum liquidity requirement (based on specified available cash balances and availability under the Revolver). The Amendment also requires the Company to achieve certain quarterly cash collection milestones and increases the lenders’ collateral package. Beginning in the fourth quarter of 2016, the Company will be required to make quarterly principal payments towards the Term Loan balloon payment, based on a percentage of certain forecasted cash collections for the prior quarter, in addition to the scheduled amortization payments of the Original Facility.

Substantially all of the Company’s subsidiaries unconditionally guarantee our obligations under the Credit Facility. The obligations under the Credit Facility are secured by a lien on substantially all real and personal property of the Company and its subsidiaries party thereto. Under the Amendment, the Company agreed to increase the lenders’ collateral package, including by pledging to the lenders (i) the equity interests of each direct domestic subsidiary of the Company and (ii) 65% of the stock of each material first-tier foreign restricted subsidiary of the Company.

The Term Loan balance was $223.8 million at December 31, 2015. The next quarterly Term Loan payment under the Credit Facility is due and payable in March of 2016.

We had $158.0 million of outstanding borrowings under our Revolver as of December 31, 2015 and $130.0 million of outstanding borrowings under our Revolver as of December 31, 2014. We utilized the Revolver for letters of credit in the amount of $0.2 million as of December 31, 2015 and $1.0 million under the Revolver as of December 31, 2014. Accordingly, as of December 31, 2015, we had $141.8 million available to borrow under the Revolver.

There were no other material changes in our contractual debt obligations as of December 31, 2015. As of the filing date of this Form 10-K and giving effect to the Amendment, we are in compliance with the modified financial covenants under the Credit Facility.

Equipment Financing, Mortgages and Acquisition-Related Notes

The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $70.6 million and $102.0 million at December 31, 2015 and 2014, respectively, with interest rates ranging from 2.12% to 4.85% with schedules calling for equal principal and interest payments over periods up to five years. The aggregate balance of transportation-equipment financing loans was approximately $45.0 million and $40.6 million at December 31, 2015 and 2014, respectively, with interest rates ranging from a fixed 3.35% to LIBOR plus 3% and equal monthly installment payments over periods up to ten years and balloon payments of $12.4 million in 2021 and $6.15 million in 2022 on the remaining loans outstanding at December 31, 2015. The aggregate balance of mortgage loans was approximately $17.7 million and $18.9 million at December 31, 2015 and 2014, respectively, with interest rates based on LIBOR plus applicable margins up to 3% or prime less 1.0%, depending on the loan, and equal monthly installment payments over periods up to ten years with additional balloon payments of $5.6 million in 2016,  $2.6 million in 2018 and $6.7 million in 2023.

During 2011, the Company issued approximately $21.7 million of 5% promissory notes in conjunction with an acquisition. The Company paid all outstanding principal and accrued interest on these notes in 2015.

The following table presents the future principal payments required under all of the Company’s debt obligations, discussed above, including the terms of the Amendment.

Fiscal Year	(in thousands)
2016	$88,917
2017	124,008
2018	407,575
2019	169,790
2020	4,824
Thereafter	28,334
$823,448

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancelable operating leases. Future minimum rent payments under non-cancelable operating leases as of December 31, 2015 are as follows:

Fiscal Year	(in thousands)
2016	$26,819
2017	19,958
2018	15,478
2019	10,549
2020	8,923
Thereafter	24,927
Subtotal	$106,654
Less - Sublease rental agreements	(3,833)
Total	$102,821

Rental expense under operating leases of construction equipment, vehicles and office space was $17.4 million in 2015,  $24.4 million in 2014 and $18.5 million in 2013.

6.     Income Taxes

Income before taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
United States Operations	$69,822	$170,517	$127,682
Foreign Operations	$4,017	$16,921	$11,933
Total	$73,839	$187,438	$139,615

The provision for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Current expense:
Federal	$5,465	$45,074	$29,034
State	(362)	11,174	9,018
Foreign	1,126	3,203	4,256
Total current	6,229	59,451	42,308

Deferred (benefit) expense:
Federal	19,583	9,992	9,547
State	2,735	10,059	577
Foreign	—	—	(113)
Total deferred	22,318	20,051	10,011
Total provision	$28,547	$79,502	$52,319

The following table is a reconciliation of the Company’s provision for income taxes at the statutory rates to the provision for income taxes at the Company’s effective rate.

	2015		2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal income expense at statutory tax rate	$25,844	35.0%	$65,603	35.0%	$48,865	35.0%
State income taxes, net of federal tax benefit	1,250	1.7	10,367	5.5	6,236	4.5
Officers' compensation	2,900	3.9	3,657	2.0	1,732	1.2
Domestic Production Activities Deduction	(1,499)	(2.0)	(5,170)	(2.8)	(3,641)	(2.6)
Impact of state tax rate changes on deferreds	2,435	3.3	3,245	1.7	—	—
Other	(2,383)	(3.2)	1,800	1.0	(873)	(0.6)
Provision for income taxes	$28,547	38.7%	$79,502	42.4%	$52,319	37.5%

The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2015 were significantly impacted by a favorable discrete item related to the reversal of FIN 48 reserves due to the resolution of certain state tax matters. The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2014 were significantly impacted by a shift in revenue to projects in higher state tax jurisdictions, causing an increase in the state tax rate. The increase in state tax rate was applied to deferred tax balances, which further increased the effective rate. Higher non‑deductible compensation expense also contributed to this increase.

The following is a summary of the significant components of the deferred tax assets and liabilities:

	December 31,
(in thousands)	2015	2014
Deferred Tax Assets
Timing of expense recognition	$58,048	$47,017
Net operating losses	3,564	2,188
Other, net	114,225	6,980
Deferred tax assets	175,837	56,185
Valuation allowance	(460)	(1,369)
Net deferred tax assets	175,377	54,816
Deferred Tax Liabilities
Intangible assets, due primarily to purchase accounting	(99,549)	(26,094)
Fixed assets, due primarily to purchase accounting	(101,022)	(90,886)
Construction contract accounting	(7,530)	(6,854)
Joint ventures - construction	(27,604)	(30,654)
Other	(62,494)	(10,012)
Deferred tax liabilities	(298,199)	(164,500)

Net deferred tax liability	$(122,822)	$(109,684)

The net deferred tax liability is classified in the Consolidated Balance Sheets based on  when the  future tax benefit or expense is expected to be realized as  follows:

	December 31,
(in thousands)	2015	2014
Current deferred tax asset	$26,306	$17,962
Long-term deferred tax asset	149,071	36,854
Current deferred tax liability	(24,889)	(14,129)
Long-term deferred tax liability	(273,310)	(150,371)
Net deferred tax liability	$(122,822)	$(109,684)

The Company had a valuation allowance of $0.5 million and $1.4 million as of December 31, 2015 and 2014, respectively, for federal and state capital loss carryforwards as the ultimate utilization of this item was not likely.

The Company has not provided for deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries that result from undistributed earnings aggregating $12.1 million which the Company has the intent and the ability to reinvest in its foreign operations. Generally, the U.S. income taxes imposed upon repatriation of undistributed earnings would be reduced by foreign tax credits from foreign income taxes paid on the earnings. Determination of the deferred income tax liability on these basis differences is not reasonably estimable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The Company’s policy is to record interest and penalties on unrecognized tax benefits as an element of income tax expense. The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet. The total amount of gross unrecognized tax benefits as of December 31, 2015 that, if recognized, would affect the effective tax rate is $3.6 million. During 2014, the Company recognized a net increase of $2.2 million in liabilities. The amount of gross unrecognized tax benefits as of December 31, 2014 was $7.6 million. During 2013, the Company recognized a net increase of $1.4 million in liabilities.  The amount of gross unrecognized tax benefits as of December 31, 2013 was $5.5 million in liabilities.  The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.

The Company accounts for its uncertain tax positions in accordance with GAAP. A reconciliation of the beginning and ending amounts of these tax benefits for the two years ended December 31, 2015 is as follows:

	As of December 31,
(in thousands)	2015	2014	2013
Beginning balance	$7,636	$5,459	$4,023
Change in tax positions of prior years	(3,073)	426	182
Change in tax positions of current year	169	2,929	1,254
Reduction in tax positions for statute expirations	(1,120)	(1,178)	—
Ending Balance	$3,612	$7,636	$5,459

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities principally throughout the United States, Guam and Canada. We are no longer under examination by the taxing authority regarding any U.S. federal income tax returns for years before 2011 while the years open for examination under various state and local jurisdictions vary.

7.     Contingencies and Commitments

The Company and certain of its subsidiaries are involved in litigation and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The Company and certain of its customers have made claims arising from the performance under their contracts. The Company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors.

Several matters are in the litigation and dispute resolution process and represent contingent losses or gains to the Company. The following discussion provides a background and current status of the more significant matters.

Tutor-Saliba-Perini Joint Venture vs. Los Angeles MTA Matter

During 1995, Tutor-Saliba-Perini (“Joint Venture”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles against the Los Angeles County Metropolitan Transportation Authority (“LAMTA”), seeking to recover costs for extra work required by LAMTA in connection with the construction of certain tunnel and station projects, all of which were completed by 1996. In 1999, LAMTA countered with civil claims under the California False Claims Act against the Joint Venture, Tutor-Saliba and Perini Corporation jointly and severally (together, “TSP”), and obtained a judgment that was reversed on appeal and remanded for retrial before a different judge.

Between 2005 and 2010, the court granted certain Joint Venture motions and LAMTA capitulated on others, which reduced the number of false claims LAMTA may seek and limited LAMTA’s claims for damages and penalties. In September 2010, LAMTA dismissed its remaining claims and agreed to pay the entire amount of the Joint Venture’s remaining claims plus interest. In the remanded proceedings, the Court subsequently entered judgment in favor of TSP and against LAMTA in the amount of $3.0 million after deducting $0.5 million, representing the tunnel handrail verdict plus accrued interest against TSP. The parties filed post-trial motions for costs and fees. The Court ruled that TSP’s sureties could recover costs, LAMTA could recover costs for the tunnel handrail trial and no party could recover attorneys’ fees. TSP appealed the false claims jury verdict on the tunnel handrail claim and other issues, including the denial of TSP’s and its sureties’ request for attorneys’ fees. LAMTA subsequently filed its cross-appeal. In June 2014, the Court of Appeal issued its decision reversing judgment on the People’s Unfair Competition claim and reversing the denial of TSP’s Sureties’ request for attorney’s fees and affirming the remainder of the judgment. In January 2015, payment was made by LAMTA in the amount of $3.8 million in settlement of all outstanding issues except for the attorney’s fees for TSP’s Sureties.

On May 1, 2015, TSP’s Surety’s motions for attorney’s fees were heard, and the Court issued its written ruling on May 5, 2015 in favor of TSP’s Sureties for a total award of $2.1 million. The Court denied adding interest onto these amounts. On June 26, 2015, payment was made by LAMTA for these amounts, which was received by TSP. Based on the Court’s decision, the Company wrote off the remaining booked position, which was immaterial to its consolidated financial statements. On June 23, 2015, TSP’s Sureties filed a Notice of Appeal challenging the amount awarded to seek an increase. The appeal remains pending while the Court prepares the trial record for the Court of Appeal. However, the Company does not expect the ultimate resolution of this matter to have a material effect on its consolidated financial statements.

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange project for the New York State Department of Transportation (the “NYSDOT”). The $130 million project was substantially completed in January 2004 and was accepted by the NYSDOT as finally complete in February 2006. The Company incurred significant added costs in completing its work and suffered extended schedule costs due to numerous design errors, undisclosed utility conflicts, lack of coordination with local agencies and other interferences for which the Company believes the NYSDOT is responsible.

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, seeking damages in the amount of $53.8 million. In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT which resulted in an amount of $0.5 million payable to the Company and formally closed out the project allowing the Company to re-file its claim. The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012. In May 2012, the NYSDOT served its answer and counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to disadvantaged business enterprise (“DBE”) requirements for the project. The Court subsequently ruled that NYSDOT’s counterclaims may only be asserted as a defense and offset to the Company’s claims and not as affirmative claims. In November 2014, the Appellate Division First Department affirmed the dismissal of the City’s affirmative defenses and counterclaims based on DBE fraud. The Company does not expect the counterclaims to have any material effect on its consolidated financial statements.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the consolidated financial statements at that time.

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

DMI and Fisk filed liens in Nevada for approximately $44 million, representing unreimbursed costs to date and lost profits, including anticipated profits. Other unaffiliated subcontractors have also filed liens. In June 2009, DMI filed suit against Turnberry West Construction, Inc., the general contractor, in the 8th Judicial District Court, Clark County, Nevada, and in May 2010, the court entered an order in favor of DMI for approximately $45 million.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The agreed upon settlement has not had an impact on the Company’s recorded accounting position as of the year ended December 31, 2015. The execution of that settlement agreement continues under the supervision of a mediator appointed by the Bankruptcy Court.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.8 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses. In August 2013, the Court granted the Company’s motion to dismiss the City’s affirmative defenses and counterclaims relating to fraud. In September 2013, the City filed a Notice of Appeal to the Court’s decision; said appeal was dismissed by the Appellate Court in November 2014. Discovery is ongoing and is expected to conclude in early 2016.

The Company does not expect ultimate resolution of this matter to have any material effect on its consolidated financial statements.

Westgate Planet Hollywood Matter

Tutor-Saliba Corporation (“TSC”), a wholly owned subsidiary of the Company, contracted to construct a timeshare development project in Las Vegas which was substantially completed in December 2009. The Company’s claims against the owner, Westgate Planet Hollywood Las Vegas, LLC (“WPH”), relate to unresolved owner change orders and other claims. The Company filed a lien on the project in the amount of $23.2 million, and filed its complaint with the District Court, Clark County, Nevada. Several subcontractors have also recorded liens, some of which have been released by bonds and some of which have been released as a result of subsequent payment. WPH has posted a mechanic’s lien release bond for $22.3 million.

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

In April 2010, King County filed a lawsuit alleging damages in the amount of $74 million, plus costs, for VPFK’s failure to complete specified components of the project in the King County Superior Court, State of Washington. Shortly thereafter, VPFK filed a counterclaim in the amount of approximately $75 million, seeking reimbursement for additional costs incurred as a result of differing site conditions, King County’s defective specifications, and for damages sustained on VPFK’s tunnel boring machines (“TBM”), and increased costs as a result of hyperbaric interventions. VPFK’s claims were presented to a Dispute Resolution Board who generally found that King County was liable to VPFK for VPFK’s claims for encountering differing site conditions, including damages to the TBM, but not on claims related to defective design specifications. From June through August 2012, each party filed several motions for summary judgment on certain claims and requests in preparation for trial, which were heard and ruled upon by the Court. The Court granted and denied various requests of each party related to evidence and damages.

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

156 Stations Matter

In December 2003, Five Star Electric Corporation (“FSE”), a wholly owned subsidiary of the Company, entered into an agreement with the Prime Contractor Transit Technologies, L.L.C., a Consortium member of Siemens Transportation Transit Technologies, L.L.C., to assist in the installation of new public address and customer information screens system for each of the 156 stations for the New York City Transit Authority as the owner.

In June 2012, an arbitration panel awarded FSE a total of approximately $11.9 million. Subsequently, the Court affirmed FSE’s position; however, it decided that only $8.5 million of the total arbitration award of $11.9 million can be recovered against the payment bond. In December 2014, FSE filed its reply for the motion for re-argument with regard to the reduction in recoverable costs against the payment bond.

This matter was fully settled in April 2015 and payment was received. The settlement amount was consistent with the Company’s recorded position and, accordingly, the settlement did not have a material impact on the Company’s consolidated financial statements.

U.S. Department of Commerce, National Oceanic and Atmospheric Administration Matter

Rudolph and Sletten, Inc. (“R&S”), a wholly owned subsidiary of the Company, entered into a contract with the United States Department of Commerce, National Oceanic and Atmospheric Administration (“NOAA”) for the construction of a 287,000 square-foot facility for NOAA’s Southwest Fisheries Science Center Replacement Headquarters and Laboratory in La Jolla, California. The contract work began on May 24, 2010, and was substantially completed in September 2012. R&S incurred significant additional costs as a result of a design that contained errors and omissions, NOAA’s unwillingness to correct design flaws in a timely fashion and a refusal to negotiate the time and pricing associated with change order work.

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

NOAA requested an extension to issue a decision on the First Certified Claim and on the Third Certified Claim, but did not request an extension of time to review the Second Certified Claim. On January 6, 2014, R&S filed suit in the United States Federal Court of Claims on the Second Certified Claim plus interest and attorney's fees and costs. This was followed by a submission of a lawsuit on the First Certified Claim on July 31, 2014. In February 2015, the Court denied NOAA’s motion to dismiss the Second Certified Claim. In March 2015, the Contracting Officer issued decisions on all Claims accepting a total of approximately $1.0 million of claims and denying approximately $29.5 million of claims. On April 14, 2015, the Court consolidated the cases and has commenced discovery through mid-2016. No trial date has been set.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

Five Star Electric Matter

In the third quarter of 2015, Five Star Electric Corp ("Five Star"), a subsidiary of the Company that was acquired in 2011, entered into a tolling agreement related to an ongoing investigation being conducted by the United States Attorney for the Eastern District of New York (“USAO EDNY”). The tolling agreement extended the statute of limitations to avoid the expiration of any unexpired statute of limitations while the investigation is pending. Five Star has been cooperating with the USAO EDNY since late June 2014, when it was first made aware of the investigation, and has been providing information related to its use of certain minority-owned, women-owned, small and disadvantaged business enterprises and, in addition, most recently information regarding certain of Five Star’s employee compensation, benefit and tax practices. The investigation covers the period of 2005-2014.

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

The TBM is insured under a Builder’s Risk Insurance Policy (“the Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the insurer and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief concerning contract interpretation as well as damages as a result of the Insurers’ breach of its obligations under the terms of the Policy, and added WSDOT as a defendant since WSDOT is an insured under the Policy and had filed its own claim for damages. In August 2015, the Insurers filed a complaint in the Supreme Court, State of New York County seeking declaratory relief concerning contract interpretation. The Court in New York has stayed the Insurers’ lawsuit pending a decision from the Washington State Court.

In October 2015, WSDOT filed a complaint against STP in the King County Superior Court, State of Washington for breach of contract and declaratory relief concerning contract interpretation.

As of December 2015, the Company has concluded that the potential for a material adverse financial impact due to the Insurer’s and WSDOT’s respective legal actions are neither probable nor remote. Management has made an estimate of the total anticipated recovery on this project and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

8.     Share-Based Compensation

The Company’s executive share-based compensation plan provides for various types of share-based grants, including restricted stock units and stock options. Restricted stock units give the holder the right to exchange their restricted stock units for shares of the Company’s common stock on a one-for-one basis. Stock options give the holder the right to purchase shares of the Company’s common stock at an exercise price equal to the fair value of the Company’s common stock on the date of the stock option’s award. Awards are usually subject to certain service and performance conditions and may not be sold or otherwise transferred until those restrictions have been satisfied. The term for stock options is limited to 10 years from the date of grant. As of December 31, 2015, there were 489,022 shares available to be granted under the Company’s share-based compensation plan. Many of the awards under the plan allow for the fractional earning of the entire award based on achieving separate vesting criteria for separate performance periods. The Company accounts for each fractional portion of these awards as a separate grant, with the grant date established at the date when the performance target for a given period is set and communicated to the grantee. As of December 31, 2015, there were 754,500 restricted stock units and 722,000 stock options that have been awarded, but are not yet granted.

The following table summarizes restricted stock unit and stock option activity:

	Restricted Stock Units		Stock Options
		Weighted-Average
		Grant Date		Weighted-Average
		Fair Value		Exercise/(Strike)
	Number	Per Share	Number	Price Per Share
Outstanding as of December 31, 2012	1,141,666	$18.12	1,315,465	$18.91
Granted	246,668	19.87	200,000	20.80
Expired or forfeited	(176,667)	13.66	(140,000)	13.04
Vested/exercised	(849,999)	19.91	(80,465)	13.16
Outstanding as of December 31, 2013	361,668	$17.30	1,295,000	$20.20
Granted	996,597	27.10	714,000	18.40
Expired or forfeited	(20,000)	24.77	-	-
Vested/exercised	(281,668)	16.76	(20,000)	12.54
Outstanding as of December 31, 2014	1,056,597	$26.54	1,989,000	$19.63
Granted	321,500	23.07	259,000	16.07
Expired or forfeited	(281,560)	23.89	(250,000)	15.97
Vested/exercised	(370,940)	27.07	-	-
Outstanding as of December 31, 2015	725,597	$25.28	1,998,000	$19.62

The fair value of restricted stock units that vested during 2015,  2014 and 2013 was approximately $8.0 million, $8.0 million and $17.5 million, respectively. The aggregate intrinsic value, representing the difference between the market value on the date of exercise and the option price of the stock options exercised during 2014 and 2013 was $0.3 million and $0.6 million, respectively. As of December 31, 2015, the balance of unamortized restricted stock and stock option expense was $7.5 million and $1.9 million, respectively, which will be recognized over weighted-average periods of 1.6 years for restricted stock units and 1.4 years for stock options.

The 1,998,000 outstanding stock options as of December 31, 2015 had an intrinsic value of $3.0 million and a weighted-average remaining contractual life of 4.9 years. Of those outstanding options: 1) 1,485,000 were exercisable with an intrinsic value of $1.6 million, a weighted-average exercise price of $19.57 per share and a weighted-average remaining contractual life of 4.0 years; and 2) 513,000 have been granted but have not vested, of which 483,000 are expected to vest and have an intrinsic value of $1.3 million, a weighted-average exercise price of $19.27 and a weighted-average remaining contractual life of 7.3 years.

The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Total stock options granted	259,000	714,000	200,000
Weighted-average grant date fair value	$12.48	$17.69	$7.90
Weighted-average assumptions:
Risk-Free Rate	1.3%	1.8%	0.8%
Expected life of options(a)	4.7	5.7	4.1
Expected volatility(b)	45.5%	50.6%	51.2%
Expected quarterly dividends	$—	$—	$—

(a)	Calculated using the simplified method due to the terms of the stock options and the limited pool of grantees.
(b)	Calculated using historical volatility of the Company’s common stock over periods commensurate with the expected life of the option.

The Company recognized, as part of general and administrative expense, cost for stock-based payment arrangements of $9.5 million, $18.6 million and $6.6 million for the years ended December 31, 2015,  2014 and 2013, respectively, with related tax benefits for those years of $4.0 million, $7.5 million and $2.6 million, respectively.

9.     Business Segments

The Company offers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services, including site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing and HVAC. Our business is conducted through three segments: Civil, Building and Specialty Contractors, as described further below. These segments are determined based on how the Company’s Chairman and Chief Executive Officer (chief operating decision maker) aggregates business units when evaluating performance and allocating resources.

The Civil segment specializes in public works construction and the repair, replacement and reconstruction of infrastructure. The civil contracting services include construction and rehabilitation of highways, bridges, mass-transit systems, and water management and wastewater treatment facilities.

The Building segment has significant experience providing services to a number of specialized building markets for private and public works customers, including the high-rise residential, hospitality and gaming, transportation, health care,  commercial and government offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech markets.

The Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment provides unique strengthens and capabilities which position the Company as a full-service contractor with greater control over scheduled work, project delivery and risk management.

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2015,  2014 and 2013.

	Reportable Segments
			Specialty	Segment			Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
2015
Total Revenue	$2,005,193	$1,900,492	$1,228,030	$5,133,715	$—		$5,133,715
Elimination of intersegment revenue	(115,286)	(97,957)	—	(213,243)	—		(213,243)
Revenue from external customers	$1,889,907	$1,802,535	$1,228,030	$4,920,472	$—		$4,920,472
Income from construction operations:
Before litigation-related charge	$169,073	$(1,240)	$15,682	$183,515	$(54,242)	(a)	$129,273
Litigation-related charge (b)	(23,860)	—	—	(23,860)	—		(23,860)
Total	$145,213	$(1,240)	$15,682	$159,655	$(54,242)		$105,413
Capital Expenditures	$8,383	$2,877	$1,193	$12,453	$23,459		$35,912
2014
Total Revenue	$1,730,468	$1,558,431	$1,301,328	$4,590,227	$—		$4,590,227
Elimination of intersegment revenue	(43,324)	(54,594)	—	(97,918)	—		(97,918)
Revenue from external customers	$1,687,144	$1,503,837	$1,301,328	$4,492,309	$—		$4,492,309
Income from construction operations	220,554	24,697	50,998	296,249	(54,559)	(a)	241,690
Capital Expenditures	$65,377	$735	$6,974	$73,086	$1,927		$75,013
2013
Total Revenue	$1,519,370	$1,622,705	$1,182,844	$4,324,919	$—		$4,324,919
Elimination of intersegment revenue	(77,954)	(70,726)	(567)	(149,247)	—		(149,247)
Revenue from external customers	$1,441,416	$1,551,979	$1,182,277	$4,175,672	$—		$4,175,672
Income from construction operations	177,667	24,579	49,008	251,254	(47,432)	(a)	203,822
Capital Expenditures	$32,489	$1,666	$4,137	$38,292	$6,999		$45,291

(a)	Consists primarily of corporate general and administrative expenses.
(b)

The Company recorded a non-cash, pre-tax charge of $23.9 million for an adverse appellate court decision related to a long-standing litigation matter for which the Company, as part of a 2011 acquisition, assumed liability as a minority partner in a joint venture for a project that had already been completed. (For further information, refer to the Brightwater Matter discussion in Note 7.)

During the year ended December 31, 2015, the Company recorded unfavorable adjustments totaling $45.6 million in income from construction operations ($0.53 in diluted EPS) related to various Five Star Electric projects in New York, none of which were individually material. Most of these projects are complete or nearing completion. In addition, there were unfavorable adjustments to the estimated cost to complete a Building segment project, which has been completed and resulted in a decrease of $24.3 million in income from construction operations  ($0.28 in diluted EPS).  Furthermore, the Company recorded a non-cash litigation-related charge for the Brightwater Matter, which resulted in a $23.9 million in income from construction operations ($0.28 in diluted EPS), as discussed in Note 7. Finally, the Company recorded favorable adjustments for a Civil segment runway reconstruction project, which resulted in an increase of $13.7 million in income from construction operations  ($0.16 in diluted EPS).

During the year ended December 31, 2014, the Company's income from construction operations was positively impacted by changes in the estimated recoveries on two Civil segment projects and a Building segment hospitality and gaming project. These changes in estimates were driven by changes in cost recovery assumptions based on legal rulings pertaining to the Civil segment projects, as well as agreements reached with a customer regarding the Building segment hospitality and gaming project. The Building project change in estimate resulted in an $11.4 million increase in income from construction operations  ($0.14 in diluted EPS). With respect to the two Civil segment projects, there was an increase of $25.9 million in income from construction operations ($0.30 in diluted EPS) and a $9.4 million decrease in income from construction operations  ($0.11 in diluted EPS).

During the year ended December 31, 2013, the Company’s income from construction operations was increased by $13.8 million ($0.18 in diluted EPS) because of changes in the estimated recovery on a Building segment hospitality and gaming project. These changes were a result of changes in facts and circumstances that occurred during 2013.

The above were the only changes in estimates considered individually material to the Company’s results of operations during the periods presented herein.

The following table sets forth the total assets for the reportable segments as of December 31, 2015 and 2014.

	December 31,
(in thousands)	2015	2014
Building	$798,022	$680,933
Civil	1,964,674	1,814,170
Specialty Contractors	863,242	775,162
Corporate and other (a)	416,503	503,050
Total Assets	$4,042,441	$3,773,315

(a)	Consists principally of cash and cash equivalents and corporate transportation equipment.

Geographic Information

Information concerning principal geographic areas is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenue
United States	$4,694,165	$4,323,471	$4,000,380
Foreign and U.S. territories	226,307	168,838	175,292
Total	$4,920,472	$4,492,309	$4,175,672

Income (loss) from construction operations
United States	$128,869	$268,566	$238,989
Foreign and U.S. territories	30,786	27,683	12,265
Corporate	(54,242)	(54,559)	(47,432)
Total	$105,413	$241,690	$203,822

Income from construction operations has been allocated geographically based on the location of the job site.

	December 31,
(in thousands)	2015	2014
Assets
United States	$3,868,449	$3,612,997
Foreign and U.S. territories	173,992	160,318
Total Assets	$4,042,441	$3,773,315

Reconciliation of Segment Information to Consolidated Amounts

The following table reconciles segment results to the consolidated income before income taxes for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Income from construction operations	$105,413	$241,690	$203,822
Other income (expense), net	12,453	(9,536)	(18,575)
Interest expense	(44,027)	(44,716)	(45,632)
Income before income taxes	$73,839	$187,438	$139,615

10.     Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that covers certain of its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The plan is noncontributory and benefits are based on an employee’s years of service and “final average earnings,” as defined by the plan. The plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. The Company also has an unfunded supplemental retirement plan (“Benefit Equalization Plan”) for certain employees whose benefits under the defined benefit pension plan were reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan and Benefit Equalization Plan were frozen; however, the current vested benefit was preserved. Pension disclosure as presented below includes aggregated amounts for both of the Company’s plans, except where otherwise indicated.

The Company historically has used the date of its fiscal year-end as its measurement date to determine the funded status of the plan.

The long-term investment goals of our plan are to manage the assets in accordance with the legal requirements of all applicable laws; produce investment returns which maximize return within reasonable and prudent levels of risks; and achieve a fully funded status with regard to current pension liabilities. Some risk must be assumed in order to achieve the investment goals. Investments with the ability to withstand short and intermediate term variability are considered and some interim fluctuations in market value and rates of return are tolerated in order to achieve the plan’s longer-term objectives.

The plan’s assets are managed by a third-party investment manager. The investment manager is limited to pursuing the investment strategies regarding asset mix and purchases and sales of securities within the parameters defined in the Investment Objectives & Policy Statement and investment management agreement. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings.

A summary of net periodic benefit cost is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Interest cost	$4,055	$4,144	$3,710
Expected return on plan assets	(5,021)	(4,797)	(4,509)
Recognized net actuarial losses	1,869	4,385	6,330
Net periodic benefit cost	$903	$3,732	$5,531
Actuarial assumptions used to determine net cost:
Discount rate	3.75%	4.47%	3.58%
Expected return on assets	6.50%	6.75%	6.75%
Rate of increase in compensation	n.a.	n.a.	n.a.

The target asset allocation for the Company’s pension plan by asset category for 2016 and the actual asset allocation as of December 31, 2015 and 2014 by asset category are as follows:

	Percentage of Plan Assets as of December 31,
	Target
	Allocation	Actual Allocation
Asset Category	2016	2015	2014
Cash	5%	4%	6%
Equity securities:
Domestic	65	61	63
International	25	30	26
Fixed income securities	5	5	5
Total	100%	100%	100%

As of December 31, 2015 and 2014, plan assets included approximately $44.1 million and  $45.5 million, respectively, of investments in hedge funds which do not have readily determinable fair values. The underlying holdings of the funds are comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.

The Company expects to contribute approximately $1.8 million to its defined benefit pension plan in 2016. Future benefit payments under the plans are estimated as follows:

Year ended December 31,	(in thousands)
2016	$6,399
2017	6,439
2018	6,601
2019	6,687
2020	6,720
Thereafter	33,510
$66,356

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2015 and 2014, and a summary of the funded status as of December 31, 2015 and 2014

	Year Ended December 31,
(in thousands)	2015	2014
Change in Fair Value of Plan Assets
Balance at beginning of year	$75,956	$72,617
Actual return on plan assets	(984)	3,711
Company contribution	2,900	5,213
Benefit payments	(5,576)	(5,585)
Balance at end of year	$72,296	$75,956

	Year Ended December 31,
(in thousands)	2015	2014
Change in Benefit Obligations
Balance at beginning of year	$110,923	$95,178
Interest cost	4,055	4,144
Assumption change (gain) loss	(3,838)	17,054
Actuarial loss	378	132
Benefit payments	(5,576)	(5,585)
Balance at end of year	$105,942	$110,923

	As of December 31,
(in thousands)	2015	2014
Funded status	$(33,646)	$(34,967)
Amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(218)	$(218)
Long-term liabilities	(33,428)	(34,749)
Net amount recognized in Consolidated Balance Sheets	$(33,646)	$(34,967)

	Year Ended December 31,
(in thousands)	2015	2014
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Net actuarial loss	$(56,824)	$(56,147)
Accumulated other comprehensive loss	(56,824)	(56,147)
Cumulative Company contributions in excess of net periodic benefit cost	23,178	21,180
Net amount recognized in Consolidated Balance Sheets	$(33,646)	$(34,967)

The net actuarial gain arising during the period, netted against the amortization of the previously existing actuarial loss resulted in a net other comprehensive loss of $0.7 million in 2015 and $13.9 million in 2014, and a net comprehensive gain of $18.7 million in 2013.

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2016 is $1.7 million.

	Year Ended December 31,
	2015	2014
Actuarial assumptions used to determine benefit obligation:
Discount rate	4.10%	3.75%
Rate of increase in compensation	n.a.	n.a.
Measurement date	December 31	December 31

The expected long-term rate of return on assets assumption was 6.5% for 2015 and 6.75% for 2014. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the Company’s target asset allocation and full availability of invested assets.

Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major asset class: Corporate equities are valued at the closing price reported on the active market on which the individual securities are purchased.

Registered investment companies are public investment vehicles valued using the Net Asset Value (NAV) of shares held by the plan at year-end. The NAV is a quoted price in an active market and classified within Level 1 of the valuation hierarchy. Closely held funds held by the plan, which are only available through private offerings, do not have readily determinable fair values. Estimates of fair value of these funds are determined using the information provided by the fund managers and it is generally based on the net asset value per share or its equivalent. Corporate bonds are valued based on market values quoted by dealers who are market makers in these securities, and by independent pricing services which use multiple valuation techniques that incorporate available market information and proprietary valuation models using market characteristics, such as benchmark yield curve, coupon rates, credit spreads, estimated default rates and other features.

The following table sets forth the plan assets at fair value in accordance with the fair value hierarchy described in Note 3:

	As of December 31, 2015				As of December 31, 2014
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total Value	Level 1	Level 2	Level 3	Total Value

Cash and cash equivalents	$2,654	$—	$—	$2,654	$4,693	$—	$—	$4,693
Fixed Income	4,029	—	—	4,029	3,824	—	—	3,824
Equities	6,566	—	—	6,566	7,676	—	—	7,676
Mutual Funds	6,994	—	—	6,994	6,550	—	—	6,550
Equity Partnerships	—	7,920	—	7,920	—	7,723	—	7,723
Hedge Fund Investments:
Cash	324	—	—	324	1,010	—	—	1,010
Long-Short Equity Fund	—	12,640	16,370	29,010	—	15,878	12,755	28,633
Event-Driven Fund	—	3,618	6,984	10,602	—	3,471	9,562	13,033
Distressed Credit	—	—	935	935	—	—	1,320	1,320
Multi-Strategy Fund	—	—	1,262	1,262	—	—	1,494	1,494
Private Credit	—	—	2,000	2,000	—	—	—	—
Total	$20,567	$24,178	$27,551	$72,296	$23,753	$27,072	$25,131	$75,956

Fund strategies seek to capitalize on inefficiencies identified across different asset classes or markets. Hedge fund strategy types include long-short, event-driven, multi-strategy and distressed credit. Generally, the redemption of the Company’s hedge fund investments is subject to certain notice-period requirements and, as such, the Company has classified these assets as Level 3 assets.

The table below sets forth a summary of changes in the fair value of the Level 3 assets:

	Changes in Fair Value of Level 3 Assets
	Long-Short	Event-Driven	Distressed	Multi-Strategy
(in thousands)	Equity Fund	Fund	Credit	Fund	Private Credit	Total
Balance, December 31, 2013	$10,863	$8,863	$2,199	$1,799	$—	$23,724
Realized gains	—	—	13	3	—	16
Unrealized gains	843	505	57	59	—	1,464
Purchases	1,049	16	5	6	—	1,076
Sales	—	(2,512)	(954)	(373)	—	(3,839)
Reclassified to Level 3 (a)	—	2,690	—	—	—	2,690
Balance, December 31, 2014	$12,755	$9,562	$1,320	$1,494	$—	$25,131
Realized gains	(50)	(16)	(7)	(9)	—	(82)
Unrealized gains	581	(585)	(28)	(38)	—	(70)
Purchases	5,631	—	—	225	2,642	8,498
Sales	(2,547)	(1,977)	(350)	(410)	(642)	(5,926)
Balance, December 31, 2015	$16,370	$6,984	$935	$1,262	$2,000	$27,551

(a)	The transfer of $2.7 million from Level 2 to Level 3 was comprised of certain hedge funds that were moved due to liquidity.

The Company’s plans have benefit obligations in excess of the fair value of the plans’ assets. The following table provides information relating to each of the plans’ benefit obligations compared to the fair value of its assets:

	As of December 31, 2015			As of December 31, 2014
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
(in thousands)	Plan	Plan	Total	Plan	Plan	Total
Projected benefit obligation	$102,495	$3,447	$105,942	$107,570	$3,353	$110,923
Accumulated benefit obligation	102,495	3,447	105,942	107,570	3,353	110,923
Fair value of plan assets	72,296	—	72,296	75,956	—	75,956
Projected benefit obligation greater than fair value of plan assets	$30,199	$3,447	$33,646	$31,614	$3,353	$34,967
Accumulated benefit obligation greater than fair value of plan assets	$30,199	$3,447	$33,646	$31,614	$3,353	$34,967

Section 401(k) Plans

The Company has several contributory Section 401(k) plans which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision was $4.0 million in 2015,  $3.6 million in 2014 and $3.8 million in 2013. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined by each plan.

Cash-Based Compensation Plans

The Company has multiple cash-based compensation plans and a share-based incentive compensation plan for key employees, which are generally based on the Company’s achievement of a certain level of profit. For information on the Company’s share-based incentive compensation plan, see Note 8.

Multiemployer Plans

In addition to the Company’s defined benefit pension and contribution plans discussed above, the Company participates in multiemployer pension plans for its union construction employees. Contributions are based on the hours worked by employees covered under various collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is only liable for its proportionate share of a plan’s unfunded vested liability upon termination, or withdrawal from, a plan. The Company currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates and, therefore, has not recognized a liability for its proportionate share of any unfunded vested liabilities associated with these plans.

The following tables summarize key information for the plans that the Company had significant involvement with during the years ended December 31, 2015, 2014 and 2013.

												Expiration
				FIP/RP								Date of
		Pension Protections Act		Status	Company Contributions							Collective
	EIN/Pension	Zone Status		Pending Or	(amounts in millions)						Surcharge	Bargaining
Pension Fund	Plan Number	2015	2014	Implemented	2015		2014		2013		Imposed	Agreement
Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Account	13-6123601/001	Green	Green	No	13.6	(a)	11.8	(a)	13.4	(a)	No	5/31/2016
Steamfitters Industry Pension Fund	13-6149680/001	Green	Yellow	No	6.2	(a)	5.1	(a)	4.3	(a)	No	6/30/2017
Excavators Union Local 731 Pension Fund	13-1809825/002	Green	Green	No	7.1		5.3		3.2		No	6/30/2016
Local 147 Construction Workers Retirement Fund	13-6528181	Green	Green	No	5.6	(a)	1.3		0.2		No	6/30/2018
Iron Workers Locals 40,361 & 417 Pension Fund	51-6102576/001	Yellow	Yellow	Implemented	5.2	(a)	0.7		0.5		No	6/30/2020
New York City District Council of Carpenters Pension Plan	51-0174276/001	Green (b)	Green	No	3.1		2.6		1.6		No	6/30/2016

(a)	These amounts exceeded 5% of the respective total plan contributions.
(b)	Pension Protection Act zone status is as of July 1, 2015 and 2014, respectively.

In addition to the individually significant plans described above, the Company also contributed approximately $40.6 million in 2015,  $32.7 million in 2014 and $31.4 million in 2013 to other multiemployer pension plans.

11.     Related Party Transactions

The Company leases certain facilities from an entity owned by Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, at market lease rates. Under these leases the Company paid $2.7 million,  $2.4 million and $2.5 million for the years ended December 31, 2015,  2014 and 2013, respectively, and recognized expense of $3.2 million for the year ended December 31, 2015 and $2.5 million for both the years ended December 31, 2014 and 2013.

Raymond R. Oneglia, Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company, and O&G owns 500,000 shares of the Company’s common stock. The Company and O&G formed a joint venture to provide contracting services for a highway construction project. O&G provides equipment and services to the joint venture on customary trade terms. The joint venture paid O&G $10.7 million, $7.0 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company has a 30% percent interest in the joint venture, which it accounts for using the proportionate consolidation method.

Peter Arkley, Senior Managing Director, Construction Services Group, of Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance related services. The Company paid Alliant $9.8 million, $14.2 million and $9.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company owed Alliant $7.5 million and $4.0 million as of December 31, 2015 and 2014, respectively, for services rendered.

12.     Unaudited Quarterly Financial Data

The following table presents selected unaudited quarterly financial data for each full quarterly period of 2015 and 2014:

(in thousands, except per share amounts)

	First	Second	Third	Fourth
Year Ended December 31, 2015	Quarter	Quarter	Quarter	Quarter
Revenues	$1,066,465	$1,312,438	$1,340,739	$1,200,830
Gross profit	90,759	98,620	100,201	66,673
Income from construction operations	20,084	30,881	38,974	15,474
Income before income taxes	8,205	19,992	33,955	11,687
Net income	5,126	11,777	19,677	8,712
Earnings per share:
Basic	$0.11	$0.24	$0.40	$0.18
Diluted (a)	0.10	0.24	0.40	0.18

	First	Second	Third	Fourth
Year Ended December 31, 2014	Quarter	Quarter	Quarter	Quarter
Revenues	$955,233	$1,084,510	$1,250,689	$1,201,877
Gross profit	105,347	129,531	140,841	129,723
Income from construction operations	41,497	65,443	70,354	64,396
Income before income taxes	27,293	47,612	58,616	53,917
Net income	15,939	28,545	35,730	27,722
Earnings per share:
Basic	$0.33	$0.59	$0.74	$0.57
Diluted (b)	0.33	0.58	0.73	0.56

13.     Separate Financial Information of Subsidiary Guarantors of Indebtedness

As discussed in Note 5, the Company’s obligation to pay principal and interest on its 7.625% senior unsecured notes due November 1, 2018, is guaranteed on a joint and several basis by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Company’s Credit Agreement (the “Guarantors”). The guarantees are full and unconditional and the Guarantors are 100%-owned by the Company.

The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer of the senior unsecured notes, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2015

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$47,196	$26,892	$1,364	$—	$75,452
Restricted cash	3,369	3,283	39,201	—	45,853
Accounts receivable	358,437	1,179,919	82,004	(146,745)	1,473,615
Costs and estimated earnings in excess of billings	114,580	868,026	152	(77,583)	905,175
Deferred income taxes	2,255	21,356	2,695	—	26,306
Other current assets	60,119	48,482	11,662	(11,419)	108,844
Total current assets	$585,956	$2,147,958	$137,078	$(235,747)	$2,635,245

Long-term investments	$—	$—	$—	$—	$—
Property and equipment, net	105,306	414,143	4,076	—	523,525
Intercompany notes and receivables	—	148,637	—	(148,637)	—
Other assets:
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	96,540	—	—	96,540
Investment in subsidiaries	1,962,983	—	—	(1,962,983)	—
Other	64,486	128,094	15,268	(5,723)	202,125
	$2,718,731	$3,520,378	$156,422	$(2,353,090)	$4,042,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$107,283	$41,634	$—	$(60,000)	$88,917
Accounts payable	211,679	890,268	3,222	(167,705)	937,464
Billings in excess of costs and estimated earnings	89,303	203,003	1,716	(5,711)	288,311
Accrued expenses and other current liabilities	6,145	115,392	39,810	(2,331)	159,016
Total Current Liabilities	$414,410	$1,250,297	$44,748	$(235,747)	$1,473,708

Long-term debt, less current maturities	659,433	80,821	—	(5,723)	734,531
Deferred income taxes	—	273,310	—	—	273,310
Other long-term liabilities	106,588	3,278	30,799	—	140,665
Intercompany notes and advances payable	118,073	—	30,564	(148,637)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,420,227	1,912,672	50,311	(1,962,983)	1,420,227
	$2,718,731	$3,520,378	$156,422	$(2,353,090)	$4,042,441

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$75,087	$36,764	$23,732	$—	$135,583
Restricted cash	3,369	5,274	35,727	—	44,370
Accounts receivable	299,427	1,246,635	37,064	(103,622)	1,479,504
Costs and estimated earnings in excess of billings	70,344	700,362	152	(44,456)	726,402
Deferred income taxes	—	15,639	—	2,323	17,962
Other current assets	39,196	42,750	24,397	(37,608)	68,735
Total current assets	$487,423	$2,047,424	$121,072	$(183,363)	$2,472,556

Long-term investments	—	—	—	—	—
Property and equipment, net	92,413	430,876	4,313	—	527,602
Intercompany notes and receivables	—	122,401	—	(122,401)	—
Other assets:
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	100,254	—	—	100,254
Investment in subsidiaries	2,154,562	19,519	50	(2,174,131)	—
Other	83,503	9,847	—	(5,453)	87,897
	$2,817,901	$3,315,327	$125,435	$(2,485,348)	$3,773,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	34,776	46,516	—	—	81,292
Accounts payable	186,958	716,851	3,749	(109,384)	798,174
Billings in excess of costs and estimated earnings	139,020	185,807	2,672	(8,203)	319,296
Accrued expenses and other current liabilities	33,018	95,177	58,571	(26,952)	159,814
Total Current Liabilities	$393,772	$1,044,351	$64,992	$(144,539)	$1,358,576

Long-term debt, less current maturities	712,460	112,060	—	(40,453)	784,067
Deferred income taxes	142,457	7,914	—	—	150,371
Other long-term liabilities	112,899	1,897	—	—	114,796
Intercompany notes and advances payable	90,373	—	35,619	(125,992)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,365,939	2,149,105	24,824	(2,174,363)	1,365,505
	$2,817,900	$3,315,327	$125,435	$(2,485,347)	$3,773,315

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$1,064,723	$4,104,871	$13,405	$(262,527)	$4,920,472
Cost of operations	(918,322)	(3,908,424)	—	262,527	(4,564,219)

Gross profit	$146,401	$196,447	$13,405	$—	$356,253

General and administrative expenses	(77,806)	(171,153)	(1,881)	—	(250,840)

INCOME FROM CONSTRUCTION OPERATIONS	$68,595	$25,294	$11,524	$—	$105,413

Equity in earnings of subsidiaries	23,367	—	—	(23,367)	—
Other income, net	8,155	3,745	553	—	12,453
Interest expense	(41,007)	(3,020)	—	—	(44,027)

Income (Loss) before income taxes	59,110	26,019	12,077	(23,367)	73,839

Provision for income taxes	(13,818)	(10,060)	(4,669)	—	(28,547)

NET INCOME (LOSS)	$45,292	$15,959	$7,408	$(23,367)	$45,292

Other comprehensive income:

Other comprehensive income of subsidiaries	(2,448)	—	—	2,448	—
Change in pension benefit plans assets/liabilities	2,026	—	—	—	2,026
Foreign currency translation	—	(3,214)	—	—	(3,214)
Change in fair value of investments	—	766	—	—	766
Change in fair value of interest rate swap	(125)	—	—	—	(125)
Total other comprehensive (loss) income	(547)	(2,448)	—	2,448	(547)

Total comprehensive income (loss)	$44,745	$13,511	$7,408	$(20,919)	$44,745

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$959,010	$3,690,075	$—	$(156,776)	$4,492,309
Cost of operations	(808,285)	(3,353,098)	17,740	156,776	(3,986,867)

Gross profit	150,725	336,977	17,740	—	505,442

General and administrative expenses	(80,151)	(181,714)	(1,887)	—	(263,752)

INCOME FROM CONSTRUCTION OPERATIONS	70,574	155,263	15,853	—	241,690

Equity in earnings of subsidiaries	95,501	—	—	(95,501)	—
Other (expense) income, net	(8,322)	(1,705)	491	—	(9,536)
Interest expense	(40,658)	(4,058)	—	—	(44,716)

Income (Loss) before income taxes	117,095	149,500	16,344	(95,501)	187,438

Provision for income taxes	(9,159)	(63,411)	(6,932)	—	(79,502)

NET INCOME (LOSS)	$107,936	$86,089	$9,412	$(95,501)	$107,936

Other comprehensive income:

Other comprehensive income of subsidiaries	(433)	—	—	433	—
Change in pension benefit plans assets/liabilities	(8,155)	—	—	—	(8,155)
Foreign currency translation	—	(638)	—	—	(638)
Change in fair value of investments	—	205	—	—	205
Change in fair value of interest rate swap	349	—	—	—	349
Total other comprehensive income (loss)	(8,239)	(433)	—	433	(8,239)

Total comprehensive income (loss)	$99,697	$85,656	$9,412	$(95,068)	$99,697

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$680,440	$3,315,608	$—	$179,624	$4,175,672
Cost of Operations	(590,675)	(2,960,569)	22,100	(179,624)	(3,708,768)

Gross Profit	89,765	355,039	22,100	—	466,904

General and Administrative Expenses	(77,507)	(183,723)	(1,852)	—	(263,082)

INCOME FROM CONSTRUCTION OPERATIONS	12,258	171,316	20,248	—	203,822

Equity in earnings of subsidiaries	122,875	—	—	(122,875)	—
Other (expense) income, net	(27,162)	8,075	512	—	(18,575)
Interest expense	(41,987)	(3,645)	—	—	(45,632)

Income (Loss) before income taxes	65,984	175,746	20,760	(122,875)	139,615

Benefit (Provision) for income taxes	21,312	(65,852)	(7,779)	—	(52,319)

NET INCOME (LOSS)	$87,296	$109,894	$12,981	$(122,875)	$87,296

Other comprehensive income:

Other comprehensive income of subsidiaries	(1,293)	—	—	1,293	—
Change in pension benefit plans assets/liabilities	10,910	—	—	—	10,910
Foreign currency translation	—	(738)	—	—	(738)
Change in fair value of investments	—	(555)	—	—	(555)
Change in fair value of interest rate swap	578	—	—	—	578
Total other comprehensive (loss) income	10,195	(1,293)	—	1,293	10,195

Total comprehensive income (loss)	$97,491	$108,601	$12,981	$(121,582)	$97,491

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2015

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$45,292	$15,959	$7,408	$(23,367)	$45,292
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,707	32,746	276	—	43,729
Equity in earnings of subsidiaries	(23,367)	—	—	23,367	—
share-based compensation expense	9,477	—	—	—	9,477
Excess income tax benefit from share-based compensation	(186)	—	—	—	(186)
Adjustment interest rate swap to fair value	(224)	224	—	—	—
Deferred income taxes	1,399	36,083	(15,268)	—	22,214
(Gain) loss on sale of property and equipment	82	(2,991)	—	—	(2,909)
Other long-term liabilities	(3,157)	32,069	—	—	28,912
Other non-cash items	(248)	(3,432)	—	—	(3,680)
Changes in other components of working capital	(154,300)	49,868	(24,345)	—	(128,777)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(114,525)	$160,526	$(31,929)	$—	$14,072

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(21,587)	(14,286)	(39)	—	(35,912)
Proceeds from sale of property and equipment	—	4,980	—	—	4,980
(Increase) decrease in intercompany advances	—	(102,763)	—	102,763	—
Change in restricted cash	—	1,991	(3,474)	—	(1,483)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(21,587)	$(110,078)	$(3,513)	$102,763	$(32,415)

Cash Flows from Financing Activities:
Proceeds from debt	981,855	31,350	—	—	1,013,205
Repayment of debt	(962,701)	(91,670)	—	—	(1,054,371)
Excess income tax benefit from share-based compensation	186	—	—	—	186
Issuance of common stock and effect of cashless exercise	(808)	—	—	—	(808)
Increase (decrease) in intercompany advances	89,689	—	13,074	(102,763)	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$108,221	$(60,320)	$13,074	$(102,763)	$(41,788)

Net (Decrease) Increase in Cash and Cash Equivalents	(27,891)	(9,872)	(22,368)	—	(60,131)
Cash and Cash Equivalents at Beginning of Year	75,087	36,764	23,732	—	135,583
Cash and Cash Equivalents at End of Period	$47,196	$26,892	$1,364	$—	$75,452

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$107,936	$86,089	$9,412	$(95,501)	$107,936
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,592	51,109	271	—	55,972
Equity in earnings of subsidiaries	(95,501)	—	—	95,501	—
share-based compensation expense	19,256	(641)	—	—	18,615
Excess income tax benefit from share-based compensation	(787)	—	—		(787)
Deferred income taxes	39,186	(17,726)	—	—	21,460
(Gain) loss on sale of investments	1,786	—	—	—	1,786
(Gain) loss on sale of property and equipment	833	(32)	—	—	801
Other long-term liabilities	20,221	(17,147)	—	—	3,074
Other non-cash items	(7,029)	10,302	—	—	3,273
Changes in other components of working capital	(26,100)	(264,203)	21,495	—	(268,808)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$64,393	$(152,249)	$31,178	$—	$(56,678)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(17,626)	(57,387)	—	—	(75,013)
Proceeds from sale of property and equipment	(784)	6,119	—	—	5,335
Proceeds from sale of available-for-sale securities	44,497	—	—	—	44,497
Change in restricted cash	15,464	2,766	(20,006)	—	(1,776)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$41,551	$(48,502)	$(20,006)	$—	$(26,957)

Cash Flows from Financing Activities:
Proceeds from debt	1,078,932	77,807	—	—	1,156,739
Repayment of debt	(957,830)	(68,519)	—	—	(1,026,349)
Business acquisition related payments	(26,430)	—	—	—	(26,430)
Excess income tax benefit from share-based compensation	787	—	—	—	787
Issuance of common stock and effect of cashless exercise	(1,772)	1	—	—	(1,771)
Debt issuance costs	(3,681)	—	—	—	(3,681)
Increase (decrease) in intercompany advances	(209,858)	210,195	(337)	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(119,852)	$219,484	$(337)	$—	$99,295

Net Increase (Decrease) in Cash and Cash Equivalents	(13,908)	18,733	10,835	—	15,660
Cash and Cash Equivalents at Beginning of Year	88,995	18,031	12,897	—	119,923
Cash and Cash Equivalents at End of Period	$75,087	$36,764	$23,732	$—	$135,583

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2013

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$87,296	$109,894	$12,981	$(122,875)	$87,296
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,893	48,246	271	—	59,410
Equity in earnings of subsidiaries	(122,875)	—	—	122,875	—
share-based compensation expense	6,623	—	—	—	6,623
Excess income tax benefit from share-based compensation	(1,148)	—	—		(1,148)
Deferred income taxes	921	8,088	—	—	9,009
(Gain) loss on sale of property and equipment	—	49	—	—	49
Other long-term liabilities	24,359	(1,252)	—	—	23,107
Other non-cash items	(4,341)	622	—	—	(3,719)
Changes in other components of working capital	72,359	(184,543)	(17,715)	—	(129,899)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$74,087	$(18,896)	$(4,463)	$—	$50,728

Cash Flows from Investing Activities:
Acquisition of property and equipment	(21,267)	(21,093)	—	—	(42,360)
Proceeds from sale of property and equipment	6	2,657	—	—	2,663
Change in restricted cash	11,403	441	(15,721)	—	(3,877)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(9,858)	$(17,995)	$(15,721)	$—	$(43,574)

Cash Flows from Financing Activities:
Proceeds from debt	627,520	25,760	—	—	653,280
Repayment of debt	(647,795)	(29,000)	—	—	(676,795)
Business acquisition related payments	(31,038)	—	—	—	(31,038)
Excess income tax benefit from share-based compensation	1,148	—	—	—	1,148
Issuance of common stock and effect of cashless exercise	(1,882)	—	—	—	(1,882)
Increase (decrease) in intercompany advances	12,150	(16,223)	4,073	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(39,897)	$(19,463)	$4,073	$—	$(55,287)

Net Increase (Decrease) in Cash and Cash Equivalents	24,332	(56,354)	(16,111)	—	(48,133)
Cash and Cash Equivalents at Beginning of Year	64,663	74,385	29,008	—	168,056
Cash and Cash Equivalents at End of Period	$88,995	$18,031	$12,897	$—	$119,923