Form 10-Q
period 2016-03-31
TUTOR PERINI Corp
filed 2016-05-04
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at May 2, 2016 was 49,072,710.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I.  – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2016	2015
REVENUE	$1,085,369	$1,066,465
COST OF OPERATIONS	(980,277)	(975,706)
GROSS PROFIT	105,092	90,759
General and administrative expenses	(64,970)	(70,675)
INCOME FROM CONSTRUCTION OPERATIONS	40,122	20,084
Other income (expense), net	682	(754)
Interest expense	(14,080)	(11,125)
INCOME BEFORE INCOME TAXES	26,724	8,205
Provision for income taxes	(11,324)	(3,079)
NET INCOME	$15,400	$5,126

BASIC EARNINGS PER COMMON SHARE	$0.31	$0.11
DILUTED EARNINGS PER COMMON SHARE	$0.31	$0.10

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,079	48,747
DILUTED	49,285	49,543

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2016	2015
NET INCOME	$15,400	$5,126

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Defined benefit pension plan adjustments	247	—
Foreign currency translation adjustment	930	(588)
Unrealized (loss) gain in fair value of investments	8	(10)
Unrealized (loss) gain in fair value of interest rate swap	(35)	45
Total other comprehensive (loss) income, net of tax	1,150	(553)

TOTAL COMPREHENSIVE INCOME	$16,550	$4,573

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,582	$75,452
Restricted cash	49,158	45,853
Accounts receivable, including retainage of $488,043 and $484,255	1,615,661	1,473,615
Costs and estimated earnings in excess of billings	858,356	905,175
Deferred income taxes	26,550	26,306
Other current assets	91,990	108,844
Total current assets	2,732,297	2,635,245
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $265,195 and $254,477)	519,890	523,525
OTHER ASSETS:
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	95,654	96,540
OTHER ASSETS	198,635	196,361
TOTAL ASSETS	$4,131,482	$4,036,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$99,970	$88,917
Accounts payable, including retainage of $204,386 and $204,767	1,005,906	937,464
Billings in excess of costs and estimated earnings	285,582	288,311
Accrued expenses and other current liabilities	160,964	159,016
Total current liabilities	1,552,422	1,473,708
LONG-TERM DEBT, less current maturities (net of unamortized discount and debt issuance cost of $10,948 and $6,697)	725,763	728,767
DEFERRED INCOME TAXES	274,232	273,310
OTHER LONG-TERM LIABILITIES	138,734	140,665
Total liabilities	2,691,151	2,616,450
CONTINGENCIES AND COMMITMENTS (NOTE 6)
STOCKHOLDERS' EQUITY:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 49,072,710 shares	49,073	49,073
Additional paid-in capital	1,039,070	1,035,516
Retained earnings	393,203	377,803
Accumulated other comprehensive loss	(41,015)	(42,165)
TOTAL STOCKHOLERS' EQUITY	1,440,331	1,420,227

TOTAL LIABILITIES AND STOCKHOLERS' EQUITY	$4,131,482	$4,036,677

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$15,400	$5,126
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,496	10,594
Share-based compensation expense	3,647	9,159
Deferred income taxes	(155)	—
(Gain) loss on sale of property and equipment	285	(276)
Other long-term liabilities	(4,061)	2,381
Other non-cash items	1,399	(2,227)
Changes in other components of working capital	(15,067)	(27,081)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	15,944	(2,324)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(4,812)	(5,691)
Proceeds from sale of property and equipment	939	798
Change in restricted cash	(3,305)	277
NET CASH USED IN INVESTING ACTIVITIES	(7,178)	(4,616)

Cash Flows from Financing Activities:
Proceeds from debt	299,785	280,200
Repayment of debt	(287,484)	(262,112)
Issuance of common stock and effect of cashless exercise	—	(773)
Debt issuance costs	(5,937)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,364	17,315

Net increase in cash and cash equivalents	15,130	10,375
Cash and cash equivalents at beginning of year	75,452	135,583
Cash and cash equivalents at end of period	$90,582	$145,958

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of results that can be expected for the full year.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 31, 2016 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing of this Form 10-Q.

(2)     Recent Accounting Pronouncements

In the first quarter of 2016, the Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires companies to present, in the balance sheet, debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, the amortization of that debt discount is required to be presented as a component of interest expense. The Company applied this guidance retrospectively, effective January 1, 2016; accordingly, the Company reclassified unamortized debt issuance costs of $5.8 million out of Other Assets and to Long-Term Debt,  less current maturities in its December 31, 2015 Condensed Consolidated Balance Sheet.

In March 2016, the FASB issued ASU No. 2016-09, Improvement to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payments including: accounting for income taxes, forfeitures and statutory tax withholding requirements. The ASU recognizes all tax differences between the book expense and tax deduction through the income statement, eliminating the notion of an additional paid-in capital pool; the ASU allows an entity to elect either to continue to estimate the total number of awards for the which the requisite service period will not be rendered, as is current practice, or to account for forfeitures when they occur; the ASU stipulates that the net settlement of an award for statutory tax withholding purposes would not result, by itself, in liability classification of the award provided the amount withheld does not exceed the employee’s relevant maximum tax rate. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Equity Method and Joint Ventures (Topic 323), which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership. Instead, an equity method investor adds the cost of acquiring the additional interest to the current basis of the previously held interest and adopts the equity method of accounting as of the date the investment becomes qualified as such. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic-842), which amends the existing guidance in ASC 840 Leases. This amendment requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. Other significant provisions of the amendment include (i) defining the “lease term” to include the non-cancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees and lessors are required to use a modified retrospective transition method for existing leases. Accordingly, they would apply the new accounting model for the earliest year presented in the financial statements. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Subtopic 740-10). This ASU requires entities to present all deferred tax assets and all deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company had $26.6 million of current deferred tax assets and $24.9 million of current deferred tax liabilities as of March 31 2016, which will be presented as noncurrent upon adoption of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. The new standard prescribes a five-step revenue recognition model that focuses on transfer of control and entitlement to consideration in determining the amount of revenue to be recognized. The guidance also significantly expands qualitative and quantitative disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for the Company for fiscal years beginning after December 15, 2017 and interim periods within those years. The adoption will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

(3)     Earnings per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period, to which dilutive securities are included in the calculation of diluted EPS, using the treasury stock method. The calculations of the basic and diluted EPS for the three months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Net income	$15,400	$5,126

Weighted-average common shares outstanding - basic	49,079	48,747
Effect of diluted stock options and unvested restricted stock	206	796
Weighted-average common shares outstanding - diluted	49,285	49,543

Net income per share:
Basic	$0.31	$0.11
Diluted	$0.31	$0.10
Anti-dilutive securities not included above	1,704	529

(4)     Costs and estimated earnings in excess of billings

Reported costs and estimated earnings in excess of billings consists of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Claims	$395,708	$407,164
Unapproved change orders	224,297	270,019
Other unbilled costs and profits	238,351	227,992
Total costs and estimated earnings in excess of billings	$858,356	$905,175

The prerequisite for billing claims and unapproved change orders is the final resolution and agreement between the parties. The prerequisite for billing other unbilled costs and profits is defined in the billing terms of each of the applicable contracts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(5)     Financial Commitments

Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Senior Notes	$297,366	$297,118
Revolving Credit Facility	178,738	155,815
Term Loan	220,198	222,120
Equipment financing, mortgages and acquisition-related notes	124,911	133,288
Other indebtedness	4,520	9,343
Total debt	825,733	817,684
Less – current maturities	(99,970)	(88,917)
Long-term debt, net	$725,763	$728,767

The following table reconciles the outstanding debt balance to the reported debt balances as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Cost	Reported Long-Term Debt	Outstanding Long-Term Debt	Unamortized Discount and Issuance Cost	Reported Long-Term Debt
Senior Notes	$300,000	$(2,634)	$297,366	$300,000	$(2,882)	$297,118
Revolving Credit Facility	183,500	(4,762)	178,738	158,000	(2,185)	155,815
Term Loan	223,750	(3,552)	220,198	223,750	(1,630)	222,120

The discount and debt issuance cost related to the Senior Notes is amortized as interest expense based on an imputed interest rate of 7.99%. The debt issuance cost related to the Revolving Credit Facility and Term Loan (as defined below) is amortized as interest expense based on an imputed interest rate of 8.84%.

Amended Credit Agreement

On February 26, 2016, we entered into Waiver and Amendment No. 1 (the “Amendment”) to the Sixth Amended and Restated Credit Agreement (the “Original Facility”; collectively, the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. As a result of the Company’s financial results for the fiscal year ended December 31, 2015, which included the previously reported $23.9 million non-cash, pre-tax charge from an adverse ruling on the Brightwater litigation matter in the third quarter as well as $45.6 million of pre-tax charges in the third and fourth quarters for Five Star Electric, the Company was not in compliance with the required consolidated leverage ratio and consolidated fixed charge coverage ratio under the Original Facility, which are both calculated on a rolling four quarter basis. In the Amendment, the lenders waived these covenant violations and modified certain provisions of the Original Facility.

The Credit Facility provides for a $300 million revolving credit facility (the “Revolver”) and a $250 million term loan (the “Term Loan”). As a result of the Amendment, both the Revolver and the Term Loan will now mature on May 1, 2018. The Term Loan principal payments have been modified to include certain additional principal payments, which will be applied against the balloon payment (discussed below). Borrowings under the Revolver bear interest, based either on Bank of America’s prime lending rate, plus an applicable margin, or the London Interbank Offered Rate (“LIBOR”), plus an applicable margin. Borrowings under the Term Loan bear interest based on LIBOR plus an applicable margin. Under the terms of the Amendment, for so long as the Company’s consolidated leverage ratio is greater than 3.5 to 1.0, it will not be permitted to make LIBOR-based borrowings and will therefore be subject to an increased interest rate on borrowings, with such rate being 100 basis points higher than the highest rate under the Original Facility while the Company’s consolidated leverage ratio is greater than 3.5 to 1.0 but not more than 4.0 to 1.0, and an additional 100 basis points higher while the Company’s consolidated leverage ratio is greater than 4.0 to 1.0. The Company also will be subject to increased commitment fees at these higher leverage ratio levels. In addition, until the Company’s consolidated leverage ratio goes below 3.5 to 1.0, LIBOR-based borrowings will convert to base rate borrowings. The Amendment provides for the exclusion of the impact of the Brightwater litigation matter from the calculation of the Company’s consolidated leverage ratio and

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

consolidated fixed charge coverage ratio. Interest payments will be due on a monthly basis, rather than a quarterly basis. If the Company is in compliance with the leverage and fixed charge ratio covenants provided in the Original Facility as of December 31, 2016, interest payments will again be due on a quarterly basis thereafter. The Amendment also removes the accordion feature of the Original Facility, which would have allowed either an increase of $300 million in the Revolver or the establishment of one or more new term loan commitments.

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

We utilized the Revolver for letters of credit in the amount of $0.2 million as of March 31, 2016 and December 31, 2015. As of March 31, 2016, we had $116.3 million of additional capacity under the Revolver.

The Company was in compliance with the financial covenants under the Credit Facility for the period ended March 31, 2016.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

DMI and Fisk filed liens in Nevada for approximately $44 million, representing unreimbursed costs to date and lost profits, including anticipated profits. Other unaffiliated subcontractors have also filed liens. In June 2009, DMI filed suit against Turnberry West Construction, Inc., the general contractor, in the 8th Judicial District Court, Clark County, Nevada (the “District Court”), and in May 2010, the court entered an order in favor of DMI for approximately $45 million.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The Bankruptcy Court appointed a mediator to facilitate the execution of that settlement agreement, but the mediator was unable to yield a settlement. DMI will file a Motion to Terminate Mediation and proceed with litigating its claims in the District Court.

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

Honeywell Street/Queens Boulevard Bridges Matter

In 1999, the Company was awarded a contract for reconstruction of the Honeywell Street/Queens Boulevard Bridges project for the City of New York (the “City”). In June 2003, after substantial completion of the project, the Company initiated an action to recover $8.8 million in claims against the City on behalf of itself and its subcontractors. In March 2010, the City filed counterclaims for $74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses. In August 2013, the Court granted the Company’s motion to dismiss the City’s affirmative defenses and counterclaims relating to fraud. In September 2013, the City filed a Notice of Appeal to the Court’s decision; said appeal was dismissed by the Appellate Court in November 2014. A notice of trial has been filed.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

Following multiple post-trial motions, final judgment was entered in this matter on March 20, 2014. TSC was awarded total judgment in the amount of $19.7 million on its breach of contract claim, which includes an award of interest up through the date of judgment, plus attorney’s fees and costs. WPH has paid $0.6 million of that judgment. WPH was awarded total judgment in the amount of $3.1 million on its construction defect claims, which includes interest up through the date of judgment. The awards are not offsetting. WPH and its Sureties have filed a notice of appeal. TSC has filed a notice of appeal on the defect award. In July 2014, the Court ordered WPH to post an additional supersedeas bond on appeal, in the amount of $1.7 million, in addition to the lien release bond of $22.3 million, which increases the security up to $24.0 million. The Nevada Supreme Court has not yet ruled on this matter.

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

Five Star Electric Matter

In the third quarter of 2015, Five Star Electric Corp. ("Five Star"), a subsidiary of the Company that was acquired in 2011, entered into a tolling agreement related to an ongoing investigation being conducted by the United States Attorney for the Eastern District of New York (“USAO EDNY”). The tolling agreement extended the statute of limitations to avoid the expiration of any unexpired statute of limitations while the investigation is pending. Five Star has been cooperating with the USAO EDNY since late June 2014, when it was first made aware of the investigation, and has been providing information related to its use of certain minority-owned, women-owned, small and disadvantaged business enterprises and, in addition, most recently, information regarding certain of Five Star’s employee compensation, benefit and tax practices. The investigation covers the period of 2005-2014.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

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

The TBM is insured under a Builder’s Risk Insurance Policy (“the Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the insurer and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington (“Washington Superior Court”) seeking declaratory relief concerning contract interpretation as well as damages as a result of the Insurers’ breach of its obligations under the terms of the Policy.  WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Trial is scheduled for June 2017.

In October 2015, WSDOT filed a complaint against STP in the Washington Superior Court for breach of contract and declaratory relief concerning contract interpretation. The Complaint was dismissed upon motion by STP. In March 2016, WSDOT refiled action against STP in Thurston County Superior Court.

As of March 2016, the Company has concluded that the potential for a material adverse financial impact due to the Insurer’s and WSDOT’s respective legal actions are neither probable nor remote. Management has made an estimate of the total anticipated recovery on this project and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

(7)     Share-Based Compensation

The Company’s share-based compensation plan is described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015. In the first three months of 2016 and 2015, 483,387 and 291,500 restricted stock units were granted at weighted-average per share prices of $19.14 and $23.35, respectively. During the first three months of 2016 and 2015, the Company awarded 274,000 and 259,000 stock options at weighted-average exercise prices of $16.20 and $16.07 per share, respectively. The options expire ten years after the grant date. Both the restricted stock units and options granted in 2016 and 2015 vest upon the achievement of defined performance targets.

(8)     Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$427	$(180)	$247	$-	$-	$-
Foreign currency translation adjustment	1,604	(674)	930	(964)	376	(588)
Unrealized gain (loss) in fair value of investments	13	(5)	8	(16)	6	(10)
Unrealized gain (loss) in fair value of interest rate swap	(62)	27	(35)	74	(29)	45
Total other comprehensive income (loss)	$1,982	$(832)	$1,150	$(906)	$353	$(553)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following tables present the changes in accumulated other comprehensive income (“AOCI”) balances by component (after tax) for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain in Fair Value of Investments, net	Unrealized Gain (Loss) in Fair Value of Interest Rate Swap, net	Accumulated Other Comprehensive Income (Loss), Net
Balance at the beginning of the quarter	$(38,242)	$(4,603)	$656	$24	$(42,165)
Other comprehensive income (loss) before reclassifications	—	930	8	(35)	903
Amounts reclassified from AOCI	247	—	—	—	247
Total other comprehensive income (loss)	247	930	8	(35)	1,150
Balance at the end of the quarter	$(37,995)	$(3,673)	$664	$(11)	$(41,015)

	For the Three Months Ended March 31, 2015
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Loss in Fair Value of Investments, net	Unrealized Gain in Fair Value of Interest Rate Swap, net	Accumulated Other Comprehensive Income (Loss), Net
Balance at the beginning of the quarter	$(40,268)	$(1,389)	$(110)	$149	$(41,618)
Other comprehensive income (loss)	—	(588)	(10)	45	(553)
Balance at the end of the quarter	$(40,268)	$(1,977)	$(120)	$194	$(42,171)

The items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Operations are as follows:

	Location in	Three Months Ended
	Condensed Consolidated	March 31,
(in thousands)	Statements of Earnings	2016	2015
Defined benefit pension plan adjustments	Various accounts(1)	$427	$—
Income tax benefit	Income tax expense	(180)	—
Net of tax		$247	$—

(1)	Defined benefit pension plan adjustments were reclassified primarily to total cost of revenue and general and administrative expense.

(9)     Income Taxes

The Company’s income tax provision was $11.3 million for the three months ended March 31, 2016, with an effective tax rate of 42.4% for the three months ended March 31, 2016, compared to $3.1 million with an effective tax rate of 37.5% for the same period in 2015. The effective tax rate for the first quarter of 2016 was unfavorably impacted by various discrete items, including certain state tax rate changes on deferred taxes. The effective tax rate in the first quarter of 2015 was favorably impacted by adjustments related to prior year tax positions.

(10)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurements, prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — inputs are other than Level 1 inputs that are observable, either directly or indirectly

Level 3 — unobservable inputs

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

	March 31, 2016				December 31, 2015
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$90,582	$90,582	$—	$—	$75,452	$75,452	$—	$—
Restricted cash (a)	49,158	49,158	—	—	45,853	45,853	—	—
Investments in lieu of retainage (b)	44,036	37,988	6,048	—	41,566	35,350	6,216	—
Total	$183,776	$177,728	$6,048	$—	$162,871	$156,655	$6,216	$—

Liabilities:
Interest rate swap contract (c)	$17	$—	$17	$—	$45	$—	$45	$—
Total	$17	$—	$17	$—	$45	$—	$45	$—

(a)

Cash, cash equivalents and restricted cash consist primarily of money market funds with original maturity dates of three months or less, for which fair value is determined through quoted market prices.

(b)

Investments in lieu of retainage are classified as accounts  receivable and are comprised primarily of money market funds, U.S. Treasury Notes and other municipal bonds, the majority of which are rated Aa3 or better. The fair values of the U.S. Treasury Notes and municipal bonds are obtained from readily-available pricing sources for comparable instruments and, as such, the Company has classified these assets as Level 2.

(c)	The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s risk.

The Company did not have transfers between Levels 1 and 2 for either financial assets or liabilities, during the three months ended March 31, 2016 or 2015.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value. Of the Company’s long-term debt, the fair values of the Senior Notes as of March 31, 2016 and December 31, 2015 were $295.5 million and $305.6 million, respectively, compared to the carrying value of $299.1 million and $299.0 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of the Senior Notes was estimated using current observable market prices for the Company’s Senior Notes, which are Level 1 inputs. The reported value of the Company’s remaining long-term debt at March 31, 2016 and December 31, 2015 approximates fair value.

(11)     Business Segments

The Company offers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services: site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing and HVAC. As described further below, our business is conducted through three segments: Civil, Building and Specialty Contractors. These segments are determined based on how the Company’s Chairman and Chief Executive Officer (chief operating decision maker) aggregates business units when evaluating performance and allocating resources.

The Civil segment specializes in public works construction and the replacement and reconstruction of infrastructure. The civil contracting services include construction and rehabilitation of highways, bridges, mass-transit systems, and water management and wastewater treatment facilities.

The Building segment has significant experience providing services to a number of specialized building markets for private and public works customers, including the high-rise residential, hospitality and gaming, transportation, health care, commercial and government offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech markets.

The Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

mass-transit end markets. This segment provides the Company with unique strengths and capabilities, which allow the Company to position itself as a full-service contractor with greater control over scheduled work, project delivery and risk management.

The following table sets forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2016 and 2015:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Totals	Corporate		Total
Three Months Ended March 31, 2016
Total revenue	$367,501	$487,994	$281,773	$1,137,268	$—		$1,137,268
Elimination of intersegment revenue	(31,643)	(20,256)	—	(51,899)	—		(51,899)
Revenue from external customers	$335,858	$467,738	$281,773	$1,085,369	$—		$1,085,369
Income from construction operations	$33,665	$12,450	$9,413	$55,528	$(15,406)	(a)	$40,122

Three Months Ended March 31, 2015
Total revenue	$392,876	$416,063	$293,017	$1,101,956	$—		$1,101,956
Elimination of intersegment revenue	(18,202)	(17,233)	(56)	(35,491)	—		(35,491)
Revenue from external customers	$374,674	$398,830	$292,961	$1,066,465	$—		$1,066,465
Income from construction operations	$30,593	$(2,279)	$10,524	$38,838	$(18,754)	(a)	$20,084

(a)	Consists primarily of corporate general and administrative expenses.

During the three months ended March 31, 2016, the Company recorded net favorable adjustments totaling $3.0 million in income from construction operations ($0.04 per diluted share) for various Five Star Electric projects in New York in the Specialty Contractors segment. The net impact included material adjustments related to two electrical subcontract projects: a favorable adjustment of $14.0 million for a completed project ($0.17 per diluted share) and an unfavorable adjustment of $13.8 million for a project that is nearly complete ($0.17 per diluted share).

There were no material changes in contract estimates at completion that impacted income from construction operations for the three months ended March 31, 2015.

Income from construction operations for the three months ended March 31, 2016 includes depreciation and amortization of $8.1 million for the Civil segment, $0.6 million for the Building segment, $1.3 million for the Specialty Contractors segment and $2.9 million for Corporate. Income from construction operations for the three months ended March 31, 2015 includes depreciation and amortization of $5.5 million for the Civil segment, $0.7 million for the Building segment, $1.4 million for the Specialty Contractors segment and $2.5 million for Corporate.

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Income from construction operations	$40,122	$20,084
Other income (expense), net	682	(754)
Interest expense	(14,080)	(11,125)
Income before income taxes	$26,724	$8,205

Total assets by segment are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Civil	$1,947,787	$1,964,038
Building	902,669	795,851
Specialty Contractors	843,379	860,285
Corporate and other (a)	437,647	416,503
Total Assets	$4,131,482	$4,036,677

(a)	Consists principally of cash and cash equivalents as well as corporate transportation and other equipment.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(12)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective September 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth the net periodic benefit cost for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest cost	$1,053	$1,011
Expected return on plan assets	(1,203)	(1,256)
Amortization of net loss	427	1,460
Other	150	—
Net periodic benefit cost	$427	$1,215

The Company contributed $0.3 million and $0.9 million to its defined benefit pension plan during the three months ended March 31, 2016 and 2015, respectively. The Company expects to contribute an additional $1.5 million to its defined benefit pension plan during the remainder of fiscal year 2016.

(13)     Related Party Transactions

The Company leases certain facilities from an entity owned by Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, at market lease rates. Under these leases the Company paid $0.7 million for each of the three months ended March 31, 2016 and 2015, respectively, and recognized expense of $0.8 million for each of the three months ended March 31, 2016 and 2015, respectively.

Raymond R. Oneglia, Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company, and O&G owns 500,000 shares of the Company’s common stock. The Company and O&G formed a joint venture to provide contracting services for a highway construction project. O&G provides equipment and services to the joint venture on customary trade terms. The joint venture paid O&G $1.1 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. The Company has a  30% percent interest in the joint venture, which it accounts for using the proportionate consolidation method.

Peter Arkley, Senior Managing Director, Construction Services Group, of Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance related services. The associated expenses for services provided for the three months ended March 31, 2016 and 2015 were $2.0 million and $0.8 million, respectively. The Company owed Alliant $1.9 million and $7.5 million as of March 31, 2016 and December 31, 2015, respectively, for services rendered.

(14)     Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Company’s obligations on its Senior Notes is guaranteed by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Credit Facility (the “Guarantors”). The guarantees are full and unconditional as well as joint and several, and the Guarantors are 100%-owned by the Company.

The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer of the senior unsecured notes, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$176,725	$986,361	$7,104	$(84,821)	$1,085,369
Cost of operations	(154,289)	(910,809)	—	84,821	(980,277)
Gross profit	$22,436	$75,552	$7,104	$—	$105,092
General and administrative expenses	(21,658)	(42,837)	(475)	—	(64,970)
Income from construction operations	$778	$32,715	$6,629	$—	$40,122
Equity in earnings of subsidiaries	23,079	—	—	(23,079)	—
Other income (expense), net	(621)	1,060	243	—	682
Interest expense	(13,484)	(596)	—	—	(14,080)
Income (Loss) before income taxes	$9,752	$33,179	$6,872	$(23,079)	$26,724
Benefit (Provision) for income taxes	5,648	(14,060)	(2,912)	—	(11,324)
Net income (loss)	$15,400	$19,119	$3,960	$(23,079)	$15,400

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	938	—	—	(938)	—
Defined benefit pension plan adjustments	247	—	—	—	247
Foreign currency translation adjustment	—	930	—	—	930
Unrealized gain in fair value of investments	—	8	—	—	8
Unrealized loss in fair value of interest rate swap	(35)	—	—	—	(35)
Total other comprehensive (loss) income, net of tax	$1,150	$938	$—	$(938)	$1,150

Total Comprehensive Income (Loss)	$16,550	$20,057	$3,960	$(24,017)	$16,550

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$236,292	$885,103	$4,291	$(59,221)	$1,066,465
Cost of operations	(209,833)	(825,094)	—	59,221	(975,706)
Gross profit	$26,459	$60,009	$4,291	$—	$90,759
General and administrative expenses	(25,035)	(45,166)	(474)	—	(70,675)
Income from construction operations	$1,424	$14,843	$3,817	$—	$20,084
Equity in earnings of subsidiaries	11,940	—	—	(11,940)	—
Other income (expense), net	(2,068)	1,196	118	—	(754)
Interest expense	(10,264)	(861)	—	—	(11,125)
Income (Loss) before income taxes	$1,032	$15,178	$3,935	$(11,940)	$8,205
Benefit (Provision) for income taxes	4,094	(5,696)	(1,477)	—	(3,079)
Net income (loss)	$5,126	$9,482	$2,458	$(11,940)	$5,126

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	(598)	—	—	598	—
Defined benefit pension plan adjustments	—	—	—	—	—
Foreign currency translation adjustment	—	(588)	—	—	(588)
Unrealized loss in fair value of investments	—	(10)	—	—	(10)
Unrealized gain in fair value of interest rate swap	45	—	—	—	45
Total other comprehensive (loss) income, net of tax	$(553)	$(598)	$—	$598	$(553)

Total Comprehensive Income (Loss)	$4,573	$8,884	$2,458	$(11,342)	$4,573

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$49,726	$40,151	$705	$—	$90,582
Restricted cash	3,260	3,686	42,212	—	49,158
Accounts receivable	393,473	1,300,463	90,244	(168,519)	1,615,661
Costs and estimated earnings in excess of billings	115,635	816,642	152	(74,073)	858,356
Deferred income taxes	16,566	9,984	—	—	26,550
Other current assets	39,685	41,897	8,478	1,930	91,990
Total current assets	$618,345	$2,212,823	$141,791	$(240,662)	$2,732,297
Property and equipment	102,371	413,513	4,006	—	519,890
Intercompany notes and receivables	—	270,676	—	(270,676)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	95,654	—	—	95,654
Investment in subsidiaries	2,122,342	—	—	(2,122,342)	—
Other Assets	92,320	86,370	25,735	(5,790)	198,635
Total assets	$2,935,378	$3,664,042	$171,532	$(2,639,470)	$4,131,482

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$125,255	$34,715	$—	$(60,000)	$99,970
Accounts payable	210,902	974,776	1,634	(181,406)	1,005,906
Billings in excess of costs and estimated earnings	88,888	198,182	593	(2,081)	285,582
Accrued expenses and other current liabilities	36,144	79,481	42,514	2,825	160,964
Total current liabilities	$461,189	$1,287,154	$44,741	$(240,662)	$1,552,422
Long-term debt, less current maturities	655,029	76,524	—	(5,790)	725,763
Deferred income taxes	40,066	211,828	22,338	—	274,232
Other long-term liabilities	104,897	2,323	31,514	—	138,734
Intercompany notes and advances payable	233,866	—	36,810	(270,676)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,440,331	2,086,213	36,129	(2,122,342)	1,440,331
Total liabilities and stockholders' equity	$2,935,378	$3,664,042	$171,532	$(2,639,470)	$4,131,482

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2015

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,196	$26,892	$1,364	$—	$75,452
Restricted cash	3,369	3,283	39,201	—	45,853
Accounts receivable	358,437	1,179,919	82,004	(146,745)	1,473,615
Costs and estimated earnings in excess of billings	114,580	868,026	152	(77,583)	905,175
Deferred income taxes	2,255	21,356	2,695	—	26,306
Other current assets	60,119	48,482	11,662	(11,419)	108,844
Total current assets	$585,956	$2,147,958	$137,078	$(235,747)	$2,635,245
Property and equipment	105,306	414,143	4,076	—	523,525
Intercompany notes and receivables	—	148,637	—	(148,637)	—
Other Assets:
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	96,540	—	—	96,540
Investment in subsidiaries	1,962,983	—	—	(1,962,983)	—
Other Assets	58,722	128,094	15,268	(5,723)	196,361
Total assets	$2,712,967	$3,520,378	$156,422	$(2,353,090)	$4,036,677

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$107,283	$41,634	$—	$(60,000)	$88,917
Accounts payable	211,679	890,268	3,222	(167,705)	937,464
Billings in excess of costs and estimated earnings	89,303	203,003	1,716	(5,711)	288,311
Accrued expenses and other current liabilities	6,145	115,392	39,810	(2,331)	159,016
Total current liabilities	$414,410	$1,250,297	$44,748	$(235,747)	$1,473,708
Long-term debt, less current maturities	653,669	80,821	—	(5,723)	728,767
Deferred income taxes	—	273,310	—	—	273,310
Other long-term liabilities	106,588	3,278	30,799	—	140,665
Intercompany notes and advances payable	118,073	—	30,564	(148,637)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,420,227	1,912,672	50,311	(1,962,983)	1,420,227
Total liabilities and stockholders' equity	$2,712,967	$3,520,378	$156,422	$(2,353,090)	$4,036,677

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$15,400	$19,119	$3,960	$(23,079)	$15,400
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,626	8,800	70	—	14,496
Equity in earnings of subsidiaries	(23,079)	—	—	23,079	—
Share-based compensation expense	3,647	—	—	—	3,647
Deferred income taxes	(153)	(2)	—	—	(155)
(Gain) loss on sale of property and equipment	202	83	—	—	285
Other long-term liabilities	(3,822)	(954)	715	—	(4,061)
Other non-cash items	(90)	1,489	—	—	1,399
Changes in other components of working capital	12,879	(25,578)	(2,368)	—	(15,067)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,610	$2,957	$2,377	$—	$15,944

Cash flows from investing activities:
Acquisition of property and equipment excluding financed purchases	(1,282)	(3,530)	—	—	(4,812)
Proceeds from sale of property and equipment	75	864	—	—	939
(Increase) decrease in intercompany advances	—	24,653	—	(24,653)	—
Change in restricted cash	109	(403)	(3,011)	—	(3,305)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(1,098)	$21,584	$(3,011)	$(24,653)	$(7,178)

Cash flows from financing activities:
Proceeds from debt	299,785	—	—	—	299,785
Repayment of debt	(276,202)	(11,282)	—	—	(287,484)
Debt Issuance Costs	(5,937)	—	—	—	(5,937)
Increase (decrease) in intercompany advances	(24,628)	—	(25)	24,653	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(6,982)	$(11,282)	$(25)	$24,653	$6,364

Net (decrease) increase in cash and cash equivalents	2,530	13,259	(659)	—	15,130
Cash and cash equivalents at beginning of year	47,196	26,892	1,364	—	75,452
Cash and cash equivalents at end of period	$49,726	$40,151	$705	$—	$90,582

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,126	$9,482	$2,458	$(11,940)	$5,126
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,223	5,303	68	—	10,594
Equity in earnings of subsidiaries	(11,940)	—	—	11,940	—
Share-based compensation expense	9,159	—	—	—	9,159
Deferred income taxes	(24,392)	24,392	—	—	—
(Gain) loss on sale of investments	(17)	17	—	—	—
(Gain) loss on sale of property and equipment	17	(293)	—	—	(276)
Other long-term liabilities	(1,288)	3,669	—	—	2,381
Other non-cash items	1,176	(3,403)	—	—	(2,227)
Changes in other components of working capital	(73,266)	43,701	2,484	—	(27,081)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(90,202)	$82,868	$5,010	$—	$(2,324)

Cash flows from investing activities:
Acquisition of property and equipment	(729)	(4,962)	—	—	(5,691)
Proceeds from sale of property and equipment	—	798	—	—	798
Decrease (increase) in intercompany advances	—	(57,146)	—	57,146	—
Change in restricted cash	—	283	(6)	—	277
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(729)	$(61,027)	$(6)	$57,146	$(4,616)

Cash flows from financing activities:
Proceeds from debt	280,200	—	—	—	280,200
Repayment of debt	(252,748)	(9,364)	—	—	(262,112)
Issuance of common stock and effect of cashless exercise	(773)	—	—	—	(773)
Increase (decrease) in intercompany advances	61,103	—	(3,957)	(57,146)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$87,782	$(9,364)	$(3,957)	$(57,146)	$17,315

Net (decrease) increase in cash and cash equivalents	(3,149)	12,477	1,047	—	10,375
Cash and cash equivalents at beginning of year	75,087	36,764	23,732	—	135,583
Cash and cash equivalents at end of period	$71,938	$49,241	$24,779	$—	$145,958

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at March 31, 2016 and the results of our operations for the three months ended March 31, 2016 and should be read in conjunction with: (1) the unaudited Condensed Consolidated Financial Statements and notes contained herein, and (2) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

•	A significant slowdown or decline in economic conditions;
•	Decreases in the level of government spending for infrastructure and other public projects;
•	Increased competition and failure to secure new contracts;
•	Failure to meet our obligations under our debt agreements;
•	Inaccurate estimates of contract risks, revenue or costs, which may result in lower than anticipated profits, or losses;
•	Client cancellations of, or reductions in scope under, contracts reported in our backlog;
•	Unfavorable outcomes of legal proceedings and failure to promptly recover significant working capital invested in projects subject to unresolved legal claims;
•	The requirement to perform extra, or change order, work, resulting in disputes or claims or adversely affecting our working capital, profits and cash flows;
•

Failure to meet contractual schedule requirements, which could result in higher cost and reduced profits or, in some cases, exposure to financial liability for liquidated damages and/or damages to customers;

•	Inability to retain key members of our management, to hire and retain personnel required to complete projects or implement succession plans for key officers;
•	Possible systems and information technology interruptions;
•	Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;
•	Failure to comply with laws and regulations related to government contracts;
•	Impairments of our goodwill or other indefinite-lived intangible assets;
•	Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses.

Executive Overview

Consolidated revenue for the three months ended March 31, 2016 was $1.1 billion, an increase of 2% compared to the same period in 2015.

Income from construction operations for the three months ended March 31, 2016 was $40.1 million, about double compared to $20.1 million for the same period in 2015. The increase was principally due to increased activity on various mass-transit and building projects and lower general and administrative expenses.

The effective tax rate for the three months ended March 31, 2016 was 42.4% compared to 37.5% for three months ended March 31, 2015. See “Corporate, Tax and Other Matters” below for a detailed discussion of the changes in the effective tax rate.

Earnings per diluted share for three months ended March 31, 2016 as $0.31 compared to $0.10 for three months ended March 31, 2015. The strong increase was primarily due to the same factors that generated the increased income from construction operations, which are discussed above.

Consolidated new awards for the three months ended March 31, 2016 were $1.8 billion compared to $1.0 billion for the three months ended March 31, 2015. The increase was driven by a $663 million mass-transit project in New York in the Civil segment and a $285 million hospitality and gaming project in California in the Building segment.

Consolidated backlog as of March 31, 2016 was $8.2 billion compared to $7.8 billion as of March 31, 2015. The increase was primarily due to the new awards mentioned above. As of March 31, 2016, the mix of backlog by segment was approximately 41%, 35% and 24% for the Civil, Building and Specialty Contractors segments, respectively.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2015 to March 31, 2016:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2015	Awards (a)	Recognized	March 31, 2016
Civil	$2,743.7	$938.3	$(335.9)	$3,346.1
Building	2,780.4	562.0	(467.7)	2,874.7
Specialty Contractors	1,941.0	279.2	(281.8)	1,938.4
Total	$7,465.1	$1,779.5	$(1,085.4)	$8,159.2

(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

In addition to our existing backlog, we have approximately $1.2 billion of pending contract awards consisting primarily of various building projects in California and Florida. We anticipate booking many of these pending awards into backlog over the next several quarters. We continue to track several large-scale civil and building prospects for both public and private sector customers.

The outlook remains favorable for growth over the next several years. In addition to our large volume of backlog, we expect significant new award activity based on long-term capital spending plans by various state, local and federal customers, favorable budget trends and typically bipartisan support for infrastructure and investments. For example, the recently enacted $305-billion Fixing America’s Surface Transportation (FAST) Act is expected to provide state and local agencies with federal funding for numerous highway, bridge and mass-transit projects between 2016 and 2020. In addition, several very large, long-duration civil infrastructure programs with which we are already involved are progressing, such as California’s High-Speed Rail system and the New York Metropolitan Transportation Authority’s East Side Access project. Planning and early projects are also underway related to Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which will eventually bring new rail tunnels beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, sustained low interest rates and capital costs are expected to drive high demand and continued spending by private and public customers on building and infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see “Results of Segment Operations” and “Corporate, Tax and Other Matters” below.

Results of Segment Operations

The Company provides professional services to private and public customers in the fields of construction and construction management, including specialty construction services involving electrical; mechanical; heating, ventilation and air conditioning (HVAC); plumbing and pneumatically placed concrete primarily in the United States and its territories and in certain other international locations. The Company’s three principal business segments are: Civil, Building and Specialty Contractors. More information on these business segments is set forth in “Item 1. – Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Revenue	$335.9	$374.7
Income from construction operations	33.7	30.6

Revenue for the three months ended March 31, 2016 decreased 10% compared to the same period in 2015. The decrease was primarily driven by reduced activity on a platform project at Hudson Yards and a runway reconstruction project in New York, partially offset by increased activity on mass-transit projects in New York and California.

Income from construction operations increased 10% for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to the above-mentioned increased activity on mass-transit projects in New York and California.

Operating margin was 10.0% for the three months ended March 31, 2016, compared to 8.2% for the three months ended March 31, 2015. The margin increase was due to favorable performance on certain mass-transit projects in New York and California.

New awards in the Civil segment totaled $938 million for three months ended March 31, 2016 compared to $223 million for the three months ended March 31, 2015. New awards in the first quarter of 2016 included a $663 million mass-transit project in New York as well as the company’s share of more than $150 million of additional contract scope for a mass-transit project in California. New awards for the first quarter of 2015 included a $58 million highway improvement project in Pennsylvania and a $56 million tunnel project in New York.

Backlog for the Civil segment was $3.3 billion as of March 31, 2016, consistent with $3.4 billion as of March 31, 2015. The segment continues to experience strong demand reflected in a large pipeline of prospective projects and supported by favorable budget trends, agencies’ long-term spending plans and the recently enacted five-year, $305-billion FAST Act. In particular, there are a number of large prospective civil projects expected to be bid in 2016, with subsequent awards anticipated in the second half of the year or early 2017. The Civil segment is well positioned to capture its share of these prospective projects, but faces continued strong competition from various other firms, including occasional aggressive bids from foreign competitors.

Building Segment

Revenue and income from construction operations for the Building segment are as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Revenue	$467.7	$398.8
Income (Loss) from construction operations	12.5	(2.3)

Revenue for the three months ended March 31, 2016 increased 17% compared to the same period in 2015. The growth was primarily driven by increased activity on certain commercial office, technology, government, hospitality and gaming, and retail building projects in California. The growth was partially offset by reduced activity on a hospitality and gaming project in Mississippi, an office building project in New York and a courthouse project in Florida, all of which are either completed or nearly completed.

Income from construction operations increased substantially for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to the increased activity discussed above. In addition, our first quarter 2015 results included an unfavorable adjustment on an office building project in New York.

Operating margin was 2.7% for three months ended March 31, 2016 compared to (0.6)% for the three months ended March 31, 2015. The margin increase was primarily due to the reasons discussed above regarding changes in revenue and income from construction operations.

New awards in the Building segment totaled $562 million for the three months ended March 31, 2016 compared to $466 million for the three months ended March 31, 2015. New awards in the first quarter of 2016 included a $285 million hospitality and gaming project in California. New awards in the first quarter of 2015 included a $239 million hospitality building project and a $117 million mixed-use building project, both in Pennsylvania.

Backlog for the Building segment was $2.9 billion as of March 31, 2016 compared to $2.3 billion as of March 31, 2015. The strong growth in the segment’s backlog was driven by commercial office and hospitality and gaming projects awarded since the second quarter of 2015. Building segment backlog is expected to continue to grow based on a large volume of pending awards for projects primarily in California and Florida, a favorable end-market environment and a large pipeline of prospective projects. The Company anticipates that strong demand for building projects will continue as a result of customer spending supported by sustained low interest rates. The Building segment is well positioned to capture its share of prospective projects based on its strong customer relationships and a long-term reputation for excellence in delivering high-quality projects on time and within budget.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are:

	Three Months Ended March 31,
(in millions)	2016	2015
Revenue	$281.8	$293.0
Income from construction operations	9.4	10.5

Revenue for the three months ended March 31, 2016 decreased a modest 4% compared to the same period in 2015.

Income from construction operations decreased 11% for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was primarily due to decreased activity on various mechanical projects in New York, partially offset by net favorable adjustments totaling $3.0 million for various electrical projects in New York. Included in the net favorable adjustments were material adjustments related to two electrical subcontract projects: a favorable adjustment of $14.0 million resulting from the maturation of ongoing negotiations for a completed project and an unfavorable adjustment of $13.8 million as a result of change-order negotiations and project closeout costs.

Operating margin was 3.3% for the three months ended March 31, 2016 compared to 3.6% for the three months ended March 31, 2015. The margin decrease was primarily due to the reduced activity on various mechanical projects in New York.

New awards in the Specialty Contractors segment totaled $279 million for the three months ended March 31, 2016 compared to $334 million for the three months ended March 31, 2015. New awards in the first quarter of 2016 included an $86 million electrical subcontract for a mass-transit project in New York and a $32 million mechanical subcontract for a health care project, also in New York. New awards in the first quarter of 2015 included a $90 million electrical subcontract for a mass-transit project in New York.

Backlog for the Specialty Contractors segment was $1.9 billion as of March 31, 2016 compared to $2.1 billion as of March 31, 2015. The Specialty Contractors segment has a significant pipeline of prospective projects, with demand for its services supported by strong continued spending on civil and building projects. The segment is well positioned to capture its share of prospective projects based on the size and scale of our business units that primarily operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $15.4 million during the three months ended March 31, 2016 compared to $18.8 million during the three months ended March 31, 2015. The lower corporate general and administrative expenses in the first quarter of 2016 were due principally to reduced performance-based incentive compensation expense.

Other Income  (Expense), Interest Expense and Provision for Income Taxes

	Three Months Ended March 31,
(in millions)	2016	2015
Other income (expense), net	$0.7	$(0.8)
Interest expense	(14.1)	(11.1)
Provision for income taxes	(11.3)	(3.1)

Other income (expense), net improved by $1.5 million for the three months ended March 31, 2016 compared to the same period in 2015. The improvement was due to a decrease in contingent earn-out liabilities related to past business acquisitions.

Interest expense increased $3.0 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase is primarily due to a 1.1% increase in the Company’s average borrowing rate in the first quarter of 2016 and the write off of deferred debt issuance costs associated with the amendment of the Company’s Credit Facility, which were partially offset by a reduction in the Company’s average borrowings of $67.5 million.

The effective income tax rate was 42.4% for the three months ended March 31, 2016 compared to 37.5% for the same period in 2015. The effective tax rate for the first quarter of 2016 was unfavorably impacted by various discrete items, including certain state tax rate changes on deferred taxes. The effective tax rate in the first quarter of 2015 was favorably impacted by adjustments related to prior year tax positions.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a $300 million revolving credit facility, which may be used for revolving loans, letters of credit and/or general purposes. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity of $116.3 million and cash position, is sufficient to support operating requirements.

Cash and Working Capital

Cash and cash equivalents were $90.6 million as of March 31, 2016 compared to $75.5 million as of December 31, 2015, with balances including cash held by us and available for general corporate purposes of $32.9 million and $18.4 million, respectively, and our proportionate share of cash held by joint ventures, available only for joint venture-related uses including distributions to joint venture partners, of $57.7 million and $57.0 million, respectively. In addition, our restricted cash, held primarily to secure insurance-related contingent obligations, was $49.2 million as of March 31, 2016 compared to $45.9 million as of December 31, 2015.

A summary of cash flows for the three months ended March 31, 2016 and 2015 is set forth below:

	Three Months Ended March 31,
(in millions)	2016	2015
Cash flows from:
Operating activities	$15.9	$(2.3)
Investing activities	(7.2)	(4.6)
Financing activities	6.4	17.3
Net increase in cash	15.1	10.4
Cash at beginning of year	75.5	135.5
Cash at end of period	$90.6	$145.9

During the three months ended March 31, 2016, we generated $15.9 million in cash from operating activities, which was primarily generated through earnings sources, somewhat offset by the change in working capital. In the first quarter of 2015, we received funds related to the full and final settlements on the CityCenter matter and used the proceeds to make substantial payments to subcontractors and other vendors. This activity, along with significant funding of working capital for several of our larger civil and building projects, resulted in the use of $2.3 million of cash from operating activities for the first quarter of 2015.

During the first three months of 2016, we used $7.2 million in cash from investing activities, due primarily to the acquisition of property and equipment, as compared to the use of cash of $4.6 million from investing activities in the same period of 2015.

For the first quarter of 2016, net cash provided by financing activities was $6.4 million, which was primarily due to increased net borrowings of $12.3 million, partially offset by $5.9 million in debt issuance costs associated with the restructuring of our Credit Facility in the first quarter of 2016. Net cash provided by financing activities for the comparable quarter of 2015 was $17.3 million, which was due to increased net borrowings under our Credit Facility offset by cash used for scheduled debt payments.

At March 31, 2016, we had working capital of $1.2 billion, and a ratio of current assets to current liabilities of 1.76 and a ratio of debt to equity of 0.57 compared to working capital of $1.2 billion, and a ratio of current assets to current liabilities of 1.79 and a ratio of debt to equity of 0.58 at December 31, 2015.

Long-Term Debt

We had $183.5 million of outstanding borrowings under our Revolver as of March 31, 2016 and $158.0 million of outstanding borrowings under our Revolver as of December 31, 2015. The change was primarily due to the timing of certain collections from clients that were received just after the 2016 first quarter cutoff. The Revolving Credit Facility balance reported on the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 includes unamortized debt issuance cost of $4.8 million and $2.2 million. We utilized the Revolver for letters of credit in the amount of $0.2 million as of March 31, 2016 and December 31, 2015. Accordingly, as of March 31, 2016, we had $116.3 million of additional capacity under the Revolver.

On February 26, 2016, we entered into Waiver and Amendment No. 1 (the “Amendment”) to the Original Facility (collectively, the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. As a result of the Amendment, both the Revolver and the Term Loan will now mature on May 1, 2018, and beginning in the fourth quarter of 2016, the Company will be required to make quarterly principal payments, in addition to the scheduled amortization payments of the Original Facility, towards the Term Loan balloon payment based on a percentage of certain forecasted cash collections for the prior quarter.

Borrowings under the Credit Facility bear interest based on an applicable margin added to either Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”). Under the terms of the Amendment, for so long as the Company’s consolidated leverage ratio is greater than 3.5:1.0, it will not be permitted to make LIBOR-based borrowings under the Revolver and will be subject to an increased interest rate on borrowings. The interest rate will be 100 to 200 basis points higher than the highest pricing tier under the Original Facility depending on the Company’s consolidated leverage ratio. The Company also will be subject to increased commitment fees at these higher leverage ratio levels. The Amendment removes the accordion feature of the Original Facility, which would have allowed for additional borrowings of up to $300 million subject to lender approval.

The Amendment provides for the exclusion of the impact of the $23.9 million non-cash, pre-tax charge from the adverse ruling on the Brightwater litigation matter from both the calculation of the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio. In addition, the Amendment modified several of the covenants in the Original Facility, including the Company’s maximum allowable consolidated leverage ratio to be at 4.25:1.00 in the first quarter of 2016, stepping down to 4.00:1.00 in the second and third quarters of 2016 and then returning to the Original Facility’s range of 3.25:1.00 to 3.00:1.00 beginning with the fourth quarter of 2016. The Amendment adds covenants regarding the Company’s liquidity, including a cap on the cash balance in the Company’s bank account and a weekly minimum liquidity requirement (based on specified available cash balances and availability under the Revolver). Lastly, the Amendment requires the Company to achieve certain quarterly cash collection milestones and increases the lenders’ collateral package.

We are in compliance with all of the covenants under our Credit Facility as of March 31, 2016. The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the Credit Facility for the period, which are calculated on a 12-month rolling basis:

For the Three Months Ended March 31, 2016
	Actual	Required
Fixed charge coverage ratio	1.58 : 1.00	> or = 1.25 : 1.00
Leverage ratio	3.85 : 1.00	< or = 4.25 : 1.00

There has been no significant change in our contractual obligations from that described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we do not have any off-balance sheet financing or other arrangements with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise from such arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part IV, Item 15. Exhibits and Financial Statement Schedules, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Our critical accounting policies are also identified and discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.

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

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict at all. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015. For an update to those disclosures, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from those risk factors during the three months ended March 31, 2016.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3. Articles of Incorporation and By-laws
3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to Form10-K (File No. 001-06314) filed on March 31, 1997).
3.2	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).
3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008).
3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).
3.5	Second Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2009).

Exhibit 10.1

Waiver and Amendment No. 1 to the Sixth Amended and Restated Credit Agreement dated as of February 26, 2016, with Bank of America, N.A., as Administrative Agent and L/C Issuer and a syndicate of other lenders (incorporated by reference to Exhibit 10.14 to Form 10-K filed on February 29, 2016).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Dated: May 4, 2016	By:	/s/Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer