Form 10-Q
period 2016-06-30
TUTOR PERINI Corp
filed 2016-08-02
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at August 1, 2016 was 49,169,813.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I.  – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
REVENUE	$1,308,130	$1,312,438	$2,393,499	$2,378,903
COST OF OPERATIONS	(1,198,360)	(1,213,818)	(2,178,637)	(2,189,524)
GROSS PROFIT	109,770	98,620	214,862	189,379
General and administrative expenses	(60,941)	(67,739)	(125,911)	(138,414)
INCOME FROM CONSTRUCTION OPERATIONS	48,829	30,881	88,951	50,965
Other income (expense), net	2,485	379	3,166	(97)
Interest expense	(15,534)	(11,268)	(29,614)	(22,671)
INCOME BEFORE INCOME TAXES	35,780	19,992	62,503	28,197
Provision for income taxes	(14,419)	(8,215)	(25,743)	(11,294)
NET INCOME	$21,361	$11,777	$36,760	$16,903

BASIC EARNINGS PER COMMON SHARE	$0.43	$0.24	$0.75	$0.35
DILUTED EARNINGS PER COMMON SHARE	$0.43	$0.24	$0.74	$0.34

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,131	49,028	49,105	48,890
DILUTED	49,561	49,828	49,423	49,688

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
NET INCOME	$21,361	$11,777	$36,760	$16,903

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Defined benefit pension plan adjustments	324	—	571	—
Foreign currency translation adjustment	(258)	(1,146)	672	(1,734)
Unrealized loss in fair value of investments	(153)	(74)	(145)	(84)
Unrealized gain (loss) in fair value of interest rate swap	11	60	(24)	105
Total other comprehensive (loss) income, net of tax	(76)	(1,160)	1,074	(1,713)

TOTAL COMPREHENSIVE INCOME	$21,285	$10,617	$37,834	$15,190

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,622	$75,452
Restricted cash	49,452	45,853
Accounts receivable, including retainage of $512,808 and $484,255	1,739,343	1,473,615
Costs and estimated earnings in excess of billings	811,406	905,175
Deferred income taxes	19,098	26,306
Other current assets	76,960	108,844
Total current assets	2,789,881	2,635,245
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $280,059 and $254,477)	507,395	523,525
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	94,768	96,540
OTHER ASSETS	218,535	196,361
TOTAL ASSETS	$4,195,585	$4,036,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$120,256	$88,917
Accounts payable, including retainage of $222,175 and $204,767	968,193	937,464
Billings in excess of costs and estimated earnings	325,290	288,311
Accrued expenses and other current liabilities	171,150	159,016
Total current liabilities	1,584,889	1,473,708
LONG-TERM DEBT, less current maturities (net of unamortized discount and debt issuance cost of $63,297 and $6,697)	680,265	728,767
DEFERRED INCOME TAXES	296,728	273,310
OTHER LONG-TERM LIABILITIES	140,870	140,665
Total liabilities	2,702,752	2,616,450

CONTINGENCIES AND COMMITMENTS (NOTE 6)

STOCKHOLDERS' EQUITY:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 49,169,813 and 49,072,710 shares	49,170	49,073
Additional paid-in capital	1,070,191	1,035,516
Retained earnings	414,563	377,803
Accumulated other comprehensive loss	(41,091)	(42,165)
TOTAL STOCKHOLERS' EQUITY	1,492,833	1,420,227

TOTAL LIABILITIES AND STOCKHOLERS' EQUITY	$4,195,585	$4,036,677

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$36,760	$16,903
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,956	20,389
Share-based compensation expense	6,959	13,324
Excess income tax benefit from share-based compensation	—	(162)
Change in debt discount and deferred debt issuance costs	3,348	1,045
Deferred income taxes	(371)	(177)
Loss (gain) on sale of property and equipment	204	(313)
Other long-term liabilities	(3,811)	42
Other non-cash items	1,200	(3,259)
Changes in other components of working capital	(69,669)	(79,550)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,576	(31,758)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(8,681)	(29,544)
Proceeds from sale of property and equipment	1,092	1,122
Change in restricted cash	(3,599)	4,877
NET CASH USED IN INVESTING ACTIVITIES	(11,188)	(23,545)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	200,000	—
Proceeds from debt	711,092	473,490
Repayment of debt	(871,654)	(446,239)
Excess income tax benefit from share-based compensation	—	162
Issuance of common stock and effect of cashless exercise	—	(776)
Debt issuance costs	(14,656)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,782	26,637

Net increase (decrease) in cash and cash equivalents	18,170	(28,666)
Cash and cash equivalents at beginning of year	75,452	135,583
Cash and cash equivalents at end of period	$93,622	$106,917

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States (“GAAP”); therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of results that can be expected for the full year.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2016 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries have been eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing of this Form 10-Q.

(2)     Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information in credit loss estimates. This guidance is effective for the Company as of January 1, 2020 with early adoption permitted as of January 1, 2019. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In the first quarter of 2016, the Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires companies to present, in the balance sheet, debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, the amortization of that debt discount is required to be presented as a component of interest expense. The Company applied this guidance retrospectively, effective January 1, 2016. Accordingly, the Company reclassified unamortized debt issuance costs of $5.8 million from Other Assets to Long-Term Debt,  less current maturities in its December 31, 2015 Condensed Consolidated Balance Sheet and reclassified amortization of deferred debt issuance costs of $0.3 million and $0.6 million, respectively, from Other income (expense), net to Interest Expense in its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.

In March 2016, the FASB issued ASU No. 2016-09, Improvement to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payments including: accounting for income taxes, forfeitures and statutory tax withholding requirements. This guidance is to be adopted by the Company as of January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Equity Method and Joint Ventures (Topic 323), which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership. Instead, an equity method investor adds the cost of acquiring the additional interest to the current basis of the previously held interest and adopts the equity method of accounting as of the date the investment becomes qualified as such. This guidance is effective for the Company as of January 1, 2017. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic-842), which amends the existing guidance in ASC 840 Leases. This amendment requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. Other significant provisions of the amendment include (i) defining the “lease term” to include the non-cancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. This ASU is to be adopted by the Company as of January 1, 2019. Lessees and lessors are required to use a modified retrospective transition method for existing leases. Accordingly, they would apply the new accounting model for the earliest year presented in the financial statements. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Subtopic 740-10). This ASU requires entities to present all deferred tax assets and all deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for the Company as of January 1, 2017. The Company had $19.1 million of current deferred tax assets and $31.1 million of current deferred tax liabilities as of June 30 2016, which will be presented as noncurrent upon adoption of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. The new standard prescribes a five-step revenue recognition model that focuses on transfer of control and entitlement to consideration in determining the amount of revenue to be recognized. The guidance also significantly expands qualitative and quantitative disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for the Company as of January 1, 2018. The adoption will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

(3)     Earnings Per Share (EPS)

Basic EPS is calculated by dividing net income for a given period by the weighted-average number of common shares outstanding during that period, to which dilutive securities are included in the calculation of diluted EPS, using the treasury stock method. The calculations of the basic and diluted EPS for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income	$21,361	$11,777	$36,760	$16,903

Weighted-average common shares outstanding - basic	49,131	49,028	49,105	48,890
Effect of diluted stock options and unvested restricted stock	430	800	318	798
Weighted-average common shares outstanding - diluted	49,561	49,828	49,423	49,688

Net income per share:
Basic	$0.43	$0.24	$0.75	$0.35
Diluted	$0.43	$0.24	$0.74	$0.34

Anti-dilutive shares not included above	1,704	628	1,704	574

With regard to diluted EPS and the impact of the Convertible Notes (as discussed in Note 5) on the diluted EPS calculation, because the Company has the intent and ability to settle the principal amount of the Convertible Notes in cash, per Accounting Standards Codification (“ASC”) 260, Earnings Per Share, the settlement of the principal amount has no impact on diluted EPS. ASC 260 also requires any potential conversion premium associated with the Convertible Notes’ conversion option to be considered in the calculation of diluted EPS when the Company's average stock price for the periods presented is higher than the initial conversion price of $30.25. As this was not the case during the three and six months ended June 30, 2016, the conversion premium also has no impact on diluted EPS for those periods.

(4)     Costs and Estimated Earnings in Excess of Billings

Reported costs and estimated earnings in excess of billings consist of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Claims	$427,558	$407,164
Unapproved change orders	220,427	270,019
Other unbilled costs and profits	163,421	227,992
Total costs and estimated earnings in excess of billings	$811,406	$905,175

Claims and unapproved change orders are billable upon the final resolution and agreement between the contractual parties. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(5)     Financial Commitments

Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Term Loan	$83,911	$222,120
Revolver	148,070	155,815
Senior Notes	297,616	297,118
Convertible Notes	148,606	—
Equipment financing, mortgages and acquisition-related notes	116,179	133,288
Other indebtedness	6,139	9,343
Total debt	800,521	817,684
Less – current maturities	(120,256)	(88,917)
Long-term debt, net	$680,265	$728,767

The following table reconciles the outstanding debt balance to the reported debt balances as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Cost	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Cost	Long-Term Debt, as reported
Term Loan	$87,500	$(3,589)	$83,911	$223,750	$(1,630)	$222,120
Revolver	154,000	(5,930)	148,070	158,000	(2,185)	155,815
Senior Notes	300,000	(2,384)	297,616	300,000	(2,882)	297,118
Convertible Notes	200,000	(51,394)	148,606	—	—	—

Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes (the “Convertible Notes”) due June 15, 2021. The Company used the proceeds to prepay $125 million of its Term Loan, pay down $69 million of its Revolver and pay $6 million of debt issuance fees.

To account for the Convertible Notes, the Company applied the provisions of ASC 470-20, Debt with Conversion and Other Options. ASC 470-20 requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This is done by allocating the proceeds from issuance to the liability component based on the fair value of the debt instrument excluding the conversion feature, with the residual allocated to the equity component and classified in additional paid in capital. The $46.8 million difference between the principal amount of the Convertible Notes ($200.0 million) and the proceeds allocated to the liability component ($153.2 million) is treated as a discount on the Convertible Notes. This difference is being amortized as non-cash interest expense using the interest method, as discussed further below under Interest Expense. The equity component, however, is not subject to amortization nor subsequent remeasurement.

In addition, ASC 470-20 requires that the debt issuance costs associated with a convertible debt instrument be allocated between the liability and equity components in proportion to the allocation of the debt proceeds between these two components. The debt issuance costs attributable to the liability component of the Convertible Notes ($4.9 million) are also treated as a discount on the Convertible Notes and amortized as non-cash interest expense. The debt issuance costs attributable to the equity component ($1.5 million) were netted with the equity component and will not be amortized.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents information related to the liability and equity components of the Convertible Notes:

(in thousands)	June 30, 2016
Liability component:
Principal	$200,000
Conversion feature	(46,800)
Allocated debt issuance costs	(4,934)
Amortization of discount and debt issuance costs (non-cash interest expense)	340
Net carrying amount	$148,606

Equity component:
Conversion feature	$46,800
Allocated debt issuance costs	(1,507)
Net deferred tax liability	(18,787)
Net carrying amount	$26,506

The Convertible Notes, governed by the terms of an indenture between the Company and Wilmington Trust, National Association, as trustee, are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semiannually in June and December, unless earlier purchased by the Company or converted.

Prior to January 15, 2021, the Convertible Notes will be convertible only under the following circumstances: (1) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; or (3) upon the occurrence of specified corporate events. On or after January 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” as defined. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock.

Credit Facility

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement, (the “Original Facility”; with subsequent amendments discussed herein, the “Credit Facility”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The Credit Facility, provides for a $300 million revolving credit facility (the “Revolver”), a $250 million term loan (the “Term Loan”) and a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million, all maturing on May 1, 2018. Borrowings under both the Revolver and the Term Loan bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”), each plus an applicable margin.

 During the first half of 2016, the Company entered into two amendments to the Original Facility (the “Amendments”): Waiver and Amendment No. 1, entered into on February 26, 2016 (“Amendment No.1”), and Consent and Amendment No. 2, entered into on June 8, 2016 (“Amendment No. 2”). In Amendment No. 1, the lenders waived the Company’s violation of its consolidated leverage ratio covenant and consolidated fixed charge coverage ratio covenant. These violations were the result of the Company’s financial results for the fiscal year ended December 31, 2015, which included the previously reported $23.9 million non-cash, pre-tax charge related to an adverse ruling on the Brightwater litigation matter in the third quarter of 2015 as well as $45.6 million of pre-tax charges in the

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

third and fourth quarters of 2015 for various Five Star Electric projects. In Amendment No. 2, the lenders consented to the issuance of the Convertible Notes subject to certain conditions, including the prepayment of $125 million on the Term Loan and the paydown of $69 million on the Revolver, and consented to a potential sale transaction of one of the Company’s business units in its Building segment.

In addition to the Amendments’ provisions discussed above, the Amendments also modified other provisions and added new provisions to the Original Facility, and Amendment No. 2 superseded and modified some of the provisions of Amendment No. 1. The following reflects the more significant changes to the Original Facility and the results of the Amendments that are now reflected in the Credit Facility. Unless otherwise noted, the changes below were primarily the result of Amendment No. 1: (1) The Company may utilize LIBOR-based borrowings. (Amendment No. 1 precluded the use of LIBOR-based borrowings until the Company filed its compliance certificate for the fourth quarter of 2016; however, Amendment No. 2 negated this preclusion.) (2) The Company is subject to an increased rate on borrowings, with such rate being 100 basis points higher than the highest rate under the Original Facility if the Company’s consolidated leverage ratio is greater than 3.50:1.00 but not more than 4.00:1.00, and an additional 100 basis points higher if the Company’s consolidated leverage ratio is greater than 4.00:1.00. (3) The Company will be subject to increased commitment fees if the Company’s consolidated leverage ratio is greater than 3.50:1.00. (4) The impact of the Brightwater litigation matter is to be excluded from the calculation of the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio covenants. (5) Interest payments are due on a monthly basis; however, if the Company is in compliance with its consolidated leverage ratio and consolidated fixed charge coverage ratio covenants provided in the Original Facility as of December 31, 2016, the timing of interest payments will revert to the terms of the Original Facility. (6) The accordion feature of the Original Facility, which would have allowed either an increase of $300 million in the Revolver or the establishment of one or more new term loan commitments, is no longer available. (7) The Company’s maximum allowable consolidated leverage ratio was increased to 4.25:1.00 for the first, second and third quarters of 2016 after which it returns to the Original Facility’s range of 3.25:1.00 to 3.00:1.00. (Amendment No. 1 increased the Company’s maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the first quarter of 2016 and 4.0:1.0 for the second and third quarters of 2016. Amendment No. 2 increased the maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the second and third quarters of 2016.) (8) The Company is subject to additional covenants regarding its liquidity, including a cap on the cash balance in the Company’s bank account and a weekly minimum liquidity requirement (based on specified available cash balances and availability under the Revolver). (9) The Company is required to achieve certain quarterly cash collection milestones, which were eased somewhat in Amendment No. 2. (10) The Company is required to make additional quarterly principal payments, which will be applied to the Term Loan balloon payment, with some of the payments based on a percentage of certain forecasted cash collections for the prior quarter. This change will be effective beginning in the fourth quarter of 2016. (11) The lenders’ collateral package was increased by pledging to the lenders (i) the equity interests of each direct domestic subsidiary of the Company and (ii) 65% of the stock of each material first-tier foreign restricted subsidiary of the Company. (12) The Credit Facility will now mature on May 1, 2018, as opposed to maturity date of the Original Facility of June 5, 2019.

As of June 30, 2016 there was $145.8 million available under the Revolver and the Company had utilized the Credit Facility for letters of credit in the amount of $0.2 million. The Company was in compliance with the financial covenants under the Credit Facility for the period ended June 30, 2016.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Cash interest expense:
Interest on Credit Facility	$7,051	$3,633	$12,389	$7,229
Interest on Senior Notes	5,719	5,719	11,438	11,438
Interest on Convertible Notes	240	—	240	—
Other interest	863	1,393	2,199	2,959
Total cash interest expense	13,873	10,745	26,266	21,626

Non-cash interest expense:(a)
Amortization of debt issuance costs on Original Facility and Amendments	1,071	279	2,510	558
Amortization of discount and debt issuance costs on Senior Notes	250	244	498	487
Amortization of discount and debt issuance costs on Convertible Notes	340	—	340	—
Total non-cash interest expense	1,661	523	3,348	1,045

Total cash and non-cash interest expense	$15,534	$11,268	$29,614	$22,671

(a)

Non-cash interest expense in the table above was the result of the amortization of debt discounts and debt issuance costs associated with the Credit Facility, the Senior Notes and the Convertible Notes. As a result, this amortization produces an effective interest rate for these liabilities that is greater than the contractual rate per their respective debt indenture agreements; accordingly, the effective interest rates for the Credit Facility, Senior Notes and Convertible Notes are 9.66%,  7.99% and 9.37%, respectively.

(6)     Contingencies and Commitments

The Company and certain of its subsidiaries are involved in litigation and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The Company and certain of its customers have made claims arising from the performance under their contracts. The Company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, assets and liabilities may change in the future due to various factors.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The Bankruptcy Court appointed a mediator to facilitate the execution of that settlement agreement. Mediation is ongoing.

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

NOAA requested an extension to issue a decision on the First Certified Claim and on the Third Certified Claim, but did not request an extension of time to review the Second Certified Claim. On January 6, 2014, R&S filed suit in the United States Federal Court of Claims on the Second Certified Claim plus interest and attorney's fees and costs. This was followed by a submission of a lawsuit on the First Certified Claim on July 31, 2014. In February 2015, the Court denied NOAA’s motion to dismiss the Second Certified Claim. In March 2015, the Contracting Officer issued decisions on all Claims accepting a total of approximately $1.0 million of claims and denying approximately $29.5 million of claims. On April 14, 2015, the Court consolidated the cases. No trial date has been set.

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

The TBM is insured under a Builder’s Risk Insurance Policy (“the Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the insurer and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington (“Washington Superior Court”) seeking declaratory relief concerning contract interpretation as well as damages as a result of the Insurers’ breach of its obligations under the terms of the Policy. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Trial is scheduled for June 2017. In April 2016, the Insurers filed a motion with the Court of Appeals seeking dismissal of STP’s claims. The commissioner’s ruling is pending before the Court of Appeals.

In October 2015, WSDOT filed a complaint against STP in the Washington Superior Court for breach of contract and declaratory relief concerning contract interpretation. Said Complaint was dismissed. In March 2016, WSDOT refiled action against STP in Thurston County Superior Court. In July 2016, STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and against the manufacturer of the TBM.

As of June 2016, the Company has concluded that the potential for a material adverse financial impact due to the Insurer’s and WSDOT’s respective legal actions are neither probable nor remote. Management has made an estimate of the total anticipated recovery on this project and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

(7)     Share-Based Compensation

The Company’s share-based compensation plan is described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015. In the first half of 2016 and 2015, 483,387 and 321,500 restricted stock units were granted at weighted-average per share prices of $19.14 and $23.07, respectively. During the first half of 2016 and 2015, the Company awarded 274,000 and 259,000 stock options at weighted-average exercise prices of $16.20 and $16.07 per share, respectively. The options expire ten years after the grant date. Both the restricted stock units and options granted in 2016 and 2015 vest upon the achievement of defined performance targets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)     Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$427	$(103)	$324	$-	$-	$-
Foreign currency translation adjustment	(396)	138	(258)	(1,877)	731	(1,146)
Unrealized gain (loss) in fair value of investments	(271)	118	(153)	(122)	48	(74)
Unrealized gain (loss) in fair value of interest rate swap	17	(6)	11	99	(39)	60
Total other comprehensive income (loss)	$(223)	$147	$(76)	$(1,900)	$740	$(1,160)

The tax effects of the components of other comprehensive income (loss) for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$853	$(282)	$571	$-	$-	$-
Foreign currency translation adjustment	1,208	(536)	672	(2,841)	1,107	(1,734)
Unrealized gain (loss) in fair value of investments	(258)	113	(145)	(138)	54	(84)
Unrealized gain (loss) in fair value of interest rate swap	(45)	21	(24)	173	(68)	105
Total other comprehensive income (loss)	$1,758	$(684)	$1,074	$(2,806)	$1,093	$(1,713)

The following tables present the changes in accumulated other comprehensive income (“AOCI”) balances by component (after tax) for the three and six months ended June 30, 2016:

	For the Three Months Ended June 30, 2016
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain in Fair Value of Investments, net	Unrealized Gain (Loss) in Fair Value of Interest Rate Swap, net	Accumulated Other Comprehensive Income (Loss), Net
Balance as of March 31, 2016	$(37,995)	$(3,673)	$664	$(11)	$(41,015)
Other comprehensive income (loss) before reclassifications	—	(258)	(153)	11	(400)
Amounts reclassified from AOCI	324	—	—	—	324
Total other comprehensive income (loss)	324	(258)	(153)	11	(76)
Balance as of June 30,2016	$(37,671)	$(3,931)	$511	$—	$(41,091)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	For the Six Months Ended June 30, 2016
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain in Fair Value of Investments, net	Unrealized Gain (Loss) in Fair Value of Interest Rate Swap, net	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2015	$(38,242)	$(4,603)	$656	$24	$(42,165)
Other comprehensive income (loss) before reclassifications	—	672	(145)	(24)	503
Amounts reclassified from AOCI	571	—	—	—	571
Total other comprehensive income (loss)	571	672	(145)	(24)	1,074
Balance as of June 30, 2016	$(37,671)	$(3,931)	$511	$—	$(41,091)

The following tables present the changes in AOCI balances by component (after tax) for the three and six months ended June 30, 2015:

	For the Three Months Ended June 30, 2015
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Loss in Fair Value of Investments, net	Unrealized Gain in Fair Value of Interest Rate Swap, net	Accumulated Other Comprehensive Income (Loss), Net
Balance as of March 31, 2015	$(40,268)	$(1,977)	$(120)	$194	$(42,171)
Other comprehensive income (loss)	—	(1,146)	(74)	60	(1,160)
Balance as of June 30, 2015	$(40,268)	$(3,123)	$(194)	$254	$(43,331)

	For the Six Months Ended June 30, 2015
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Loss in Fair Value of Investments, net	Unrealized Gain in Fair Value of Interest Rate Swap, net	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2014	$(40,268)	$(1,389)	$(110)	$149	$(41,618)
Other comprehensive income (loss)	—	(1,734)	(84)	105	(1,713)
Balance as of June 30, 2015	(40,268)	(3,123)	(194)	254	(43,331)

The items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Operations are as follows:

	Location in	Three Months Ended		Six Months Ended
	Condensed Consolidated	June 30,		June 30,
(in thousands)	Statements of Earnings	2016	2015	2016	2015
Defined benefit pension plan adjustments	Various accounts(a)	$427	$—	$853	$—
Income tax benefit	Provision for income taxes	(103)	—	(282)	—
Net of tax		$324	$—	$571	$—

(a)	Defined benefit pension plan adjustments were reclassified primarily to cost of operations and general and administrative expenses.

(9)     Income Taxes

The Company’s income tax provision was $14.4 million and $25.7 million for the three and six months ended June 30, 2016, with an effective tax rate of 40.3% and 41.2%, respectively, compared to an income tax provision of $8.2 million and $11.3 million with an effective tax rate of 41.1% and 40.1% for the same periods in 2015. The effective tax rate for the second quarter of 2016 was favorably impacted by various accrual and interest adjustments relating to uncertain tax benefits.

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

UNAUDITED

(10)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurements, prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — inputs are other than Level 1 inputs that are observable, either directly or indirectly

Level 3 — unobservable inputs

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

	June 30, 2016				December 31, 2015
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$93,622	$93,622	$—	$—	$75,452	$75,452	$—	$—
Restricted cash (a)	49,452	49,452	—	—	45,853	45,853	—	—
Investments in lieu of retainage (b)	47,204	41,080	6,124	—	41,566	35,350	6,216	—
Total	$190,278	$184,154	$6,124	$—	$162,871	$156,655	$6,216	$—

Liabilities:
Interest rate swap contract (c)	$—	$—	$—	$—	$45	$—	$45	$—
Total	$—	$—	$—	$—	$45	$—	$45	$—

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

(c)

The Company values the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s risk. The Company's only interest rate swap contract expired in June 2016.

The Company did not have transfers between Levels 1 and 2 for either financial assets or liabilities, during the three and six months ended June 30, 2016 or 2015.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the Senior Notes was $303.4 million and $305.6 million as of June 30, 2016 and December 31, 2015, respectively, and the fair value of the Convertible Notes was $208.9 million as of June 30, 2016; the fair values were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining long-term debt at June 30, 2016 and December 31, 2015 approximates fair value.

The fair value of the liability component of the Convertible Notes as of the issuance date of June 15, 2016 was $153.2 million, which was determined using a  Binomial Lattice approach based on Level 2 inputs, specifically quoted prices in active markets for similar debt instruments that do not have a conversion feature. See Note 5 for additional information related to the Company’s Convertible Notes.

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

The Civil segment specializes in public works construction and the replacement and reconstruction of infrastructure. The civil contracting services include construction and rehabilitation of highways, bridges, tunnels, mass-transit systems, and water management and wastewater treatment facilities.

The Building segment has significant experience providing services to a number of specialized building markets for private and public works customers, including the high-rise residential, hospitality and gaming, transportation, health care, commercial and government offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech markets.

The Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment provides the Company with unique strengths and capabilities that allow the Company to position itself as a full-service contractor with greater control over scheduled work, project delivery and risk management.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table sets forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2016 and 2015:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended June 30, 2016
Total revenue	$504,930	$546,157	$318,902	$1,369,989	$—		$1,369,989
Elimination of intersegment revenue	(39,223)	(22,636)	—	(61,859)	—		(61,859)
Revenue from external customers	$465,707	$523,521	$318,902	$1,308,130	$—		$1,308,130
Income from construction operations	$45,056	$13,223	$5,413	$63,692	$(14,863)	(a)	$48,829

Three Months Ended June 30, 2015
Total revenue	$573,360	$472,247	$326,798	$1,372,405	$—		$1,372,405
Elimination of intersegment revenue	(39,180)	(20,843)	56	(59,967)	—		(59,967)
Revenue from external customers	$534,180	$451,404	$326,854	$1,312,438	$—		$1,312,438
Income from construction operations	$46,329	$(12,592)	$13,743	$47,480	$(16,599)	(a)	$30,881

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Six Months Ended June 30, 2016
Total revenue	$872,431	$1,034,151	$600,675	$2,507,257	$—		$2,507,257
Elimination of intersegment revenue	(70,866)	(42,892)	—	(113,758)	—		(113,758)
Revenue from external customers	$801,565	$991,259	$600,675	$2,393,499	$—		$2,393,499
Income from construction operations	$78,721	$25,673	$14,826	$119,220	$(30,269)	(a)	$88,951

Six Months Ended June 30, 2015
Total revenue	$966,236	$888,309	$619,816	$2,474,361	$—		$2,474,361
Elimination of intersegment revenue	(57,382)	(38,076)	—	(95,458)	—		(95,458)
Revenue from external customers	$908,854	$850,233	$619,816	$2,378,903	$—		$2,378,903
Income from construction operations	$76,923	$(14,870)	$24,267	$86,320	$(35,355)	(a)	$50,965

(a)	Consists primarily of corporate general and administrative expenses.

During the three months ended June 30, 2016, there were no material adjustments recorded. During the first quarter of 2016, the Company recorded net favorable adjustments totaling $3.0 million in income from construction operations ($0.04 per diluted share) for various Five Star Electric projects in New York in the Specialty Contractors segment. These included the following offsetting adjustments: a favorable adjustment of $14.0 million for a completed project ($0.17 per diluted share) and an unfavorable adjustment of $13.8 million for a project that is substantially complete ($0.17 per diluted share).

During the three and six months ended June 30, 2015, the Company recorded unfavorable adjustments totaling $14.7 million ($0.17 per diluted share) and $17.7 million ($0.21 per diluted share), respectively, related to changes in the estimated cost to complete a certain Building segment project.

Income from construction operations for the three and six months ended June 30, 2016 includes depreciation and amortization of $12.4 million and $20.5 million for the Civil segment, $0.5 million and $1.1 million for the Building segment, $1.3 million and $2.6 million for the Specialty Contractors segment and $2.9 million and $5.8 million for Corporate, respectively. Income from construction operations for the three and six months ended June 30, 2015 includes depreciation and amortization of $5.6 million and $11.1 million for the Civil segment, $0.8 million and $1.5 million for the Building segment, $1.4 million and $2.7 million for the Specialty Contractors segment and $2.6 million and $5.1 million for Corporate, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Income from construction operations	$48,829	$30,881	$88,951	$50,965
Other income (expense), net	2,485	379	3,166	(97)
Interest expense	(15,534)	(11,268)	(29,614)	(22,671)
Income before income taxes	$35,780	$19,992	$62,503	$28,197

Total assets by segment are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Civil	$2,044,060	$1,964,038
Building	882,465	795,851
Specialty Contractors	803,073	860,285
Corporate and other (a)	465,987	416,503
Total Assets	$4,195,585	$4,036,677

(a)	Consists principally of cash and cash equivalents as well as corporate transportation and other equipment.

(12)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective September 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth the net periodic benefit cost for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest cost	$1,053	$1,011	$2,106	$2,022
Expected return on plan assets	(1,203)	(1,256)	(2,406)	(2,512)
Amortization of net loss	427	1,460	854	2,920
Other	150	—	300	—
Net periodic benefit cost	$427	$1,215	$854	$2,430

The Company contributed $0.8 million and $1.4 million to its defined benefit pension plan during the six months ended June 30, 2016 and 2015, respectively. The Company expects to contribute an additional $1.0 million to its defined benefit pension plan during the remainder of fiscal year 2016.

(13)     Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Company’s obligations on its Senior Notes are guaranteed by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the Credit Facility (the “Guarantors”). The guarantees are full and unconditional as well as joint and several. The Guarantors are wholly owned subsidiaries of the Company.

The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer of the senior unsecured notes, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$248,134	$1,134,967	$469	$(75,440)	$1,308,130
Cost of operations	(214,264)	(1,059,536)	—	75,440	(1,198,360)
Gross profit	33,870	75,431	469	—	109,770
General and administrative expenses	(18,040)	(42,438)	(463)	—	(60,941)
Income from construction operations	15,830	32,993	6	—	48,829
Equity in earnings of subsidiaries	20,343	—	—	(20,343)	—
Other income (expense), net	1,568	1,127	253	(463)	2,485
Interest expense	(15,396)	(601)	—	463	(15,534)
Income (Loss) before income taxes	22,345	33,519	259	(20,343)	35,780
Provision for income taxes	(984)	(13,410)	(25)	—	(14,419)
Net income (loss)	$21,361	$20,109	$234	$(20,343)	$21,361

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	(411)	—	—	411	—
Defined benefit pension plan adjustments	324	—	—	—	324
Foreign currency translation adjustment	—	(258)	—	—	(258)
Unrealized gain in fair value of investments	—	(153)	—	—	(153)
Unrealized loss in fair value of interest rate swap	11	—	—	—	11
Total other comprehensive (loss) income, net of tax	(76)	(411)	—	411	(76)

Total Comprehensive Income (Loss)	$21,285	$19,698	$234	$(19,932)	$21,285

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$309,217	$1,065,766	$2,793	$(65,338)	$1,312,438
Cost of operations	(265,129)	(1,014,027)	—	65,338	(1,213,818)
Gross profit	44,088	51,739	2,793	—	98,620
General and administrative expenses	(25,289)	(41,985)	(465)	—	(67,739)
Income from construction operations	18,799	9,754	2,328	—	30,881
Equity in earnings of subsidiaries	6,586	—	—	(6,586)	—
Other income (expense), net	(187)	431	135	—	379
Interest expense	(10,413)	(855)	—	—	(11,268)
Income (Loss) before income taxes	14,785	9,330	2,463	(6,586)	19,992
Provision for income taxes	(3,008)	(4,121)	(1,086)	—	(8,215)
Net income (loss)	$11,777	$5,209	$1,377	$(6,586)	$11,777

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	(1,220)	—	—	1,220	—
Defined benefit pension plan adjustments	—	—	—	—	—
Foreign currency translation adjustment	—	(1,146)	—	—	(1,146)
Unrealized loss in fair value of investments	—	(74)	—	—	(74)
Unrealized gain in fair value of interest rate swap	60	—	—	—	60
Total other comprehensive (loss) income, net of tax	(1,160)	(1,220)	—	1,220	(1,160)

Total Comprehensive Income (Loss)	$10,617	$3,989	$1,377	$(5,366)	$10,617

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$424,859	$2,121,328	$7,573	$(160,261)	$2,393,499
Cost of operations	(368,553)	(1,970,345)	—	160,261	(2,178,637)
Gross profit	56,306	150,983	7,573	—	214,862
General and administrative expenses	(39,698)	(85,275)	(938)	—	(125,911)
Income from construction operations	16,608	65,708	6,635	—	88,951
Equity in earnings of subsidiaries	43,422	—	—	(43,422)	—
Other income (expense), net	946	2,187	496	(463)	3,166
Interest expense	(28,880)	(1,197)	—	463	(29,614)
Income (Loss) before income taxes	32,096	66,698	7,131	(43,422)	62,503
Benefit (Provision) for income taxes	4,664	(27,470)	(2,937)	—	(25,743)
Net income (loss)	$36,760	$39,228	$4,194	$(43,422)	$36,760

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	527	—	—	(527)	—
Defined benefit pension plan adjustments	571	—	—	—	571
Foreign currency translation adjustment	—	672	—	—	672
Unrealized gain in fair value of investments	—	(145)	—	—	(145)
Unrealized loss in fair value of interest rate swap	(24)	—	—	—	(24)
Total other comprehensive (loss) income, net of tax	$1,074	$527	$—	$(527)	$1,074

Total Comprehensive Income (Loss)	$37,834	$39,755	$4,194	$(43,949)	$37,834

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2015

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$545,509	$1,950,869	$7,084	$(124,559)	$2,378,903
Cost of operations	(474,962)	(1,839,121)	—	124,559	(2,189,524)
Gross profit	70,547	111,748	7,084	—	189,379
General and administrative expenses	(50,324)	(87,151)	(939)	—	(138,414)
Income from construction operations	20,223	24,597	6,145	—	50,965
Equity in earnings of subsidiaries	18,526	—	—	(18,526)	—
Other income (expense), net	(1,977)	1,627	253	—	(97)
Interest expense	(20,955)	(1,716)	—	—	(22,671)
Income (Loss) before income taxes	15,817	24,508	6,398	(18,526)	28,197
Benefit (Provision) for income taxes	1,086	(9,817)	(2,563)	—	(11,294)
Net income (loss)	$16,903	$14,691	$3,835	$(18,526)	$16,903

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	(1,818)	—	—	1,818	—
Defined benefit pension plan adjustments					—
Foreign currency translation adjustment	—	(1,734)	—	—	(1,734)
Unrealized loss in fair value of investments	—	(84)	—	—	(84)
Unrealized gain in fair value of interest rate swap	105	—	—	—	105
Total other comprehensive (loss) income, net of tax	(1,713)	(1,818)	—	1,818	(1,713)

Total Comprehensive Income (Loss)	$15,190	$12,873	$3,835	$(16,708)	$15,190

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$56,744	$36,628	$250	$—	$93,622
Restricted cash	3,261	2,958	43,233	—	49,452
Accounts receivable	456,016	1,377,164	89,282	(183,119)	1,739,343
Costs and estimated earnings in excess of billings	97,028	774,448	152	(60,222)	811,406
Deferred income taxes	8,898	10,200	—	—	19,098
Other current assets	49,217	37,705	9,023	(18,985)	76,960
Total current assets	671,164	2,239,103	141,940	(262,326)	2,789,881
Property and equipment	94,170	409,290	3,935	—	507,395
Intercompany notes and receivables	—	223,736	—	(223,736)	—
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	94,768	—	—	94,768
Investment in subsidiaries	2,142,018	—	—	(2,142,018)	—
Other Assets	112,252	86,405	25,735	(5,857)	218,535
Total assets	$3,019,604	$3,638,308	$171,610	$(2,633,937)	$4,195,585

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$153,959	$26,297	$—	$(60,000)	$120,256
Accounts payable	233,052	923,075	5,351	(193,285)	968,193
Billings in excess of costs and estimated earnings	114,649	201,483	2,524	6,634	325,290
Accrued expenses and other current liabilities	57,494	91,616	37,715	(15,675)	171,150
Total current liabilities	559,154	1,242,471	45,590	(262,326)	1,584,889
Long-term debt, less current maturities	610,080	76,042	—	(5,857)	680,265
Deferred income taxes	62,562	211,828	22,338	—	296,728
Other long-term liabilities	108,004	2,312	30,554	—	140,870
Intercompany notes and advances payable	186,971	—	36,765	(223,736)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,492,833	2,105,655	36,363	(2,142,018)	1,492,833
Total liabilities and stockholders' equity	$3,019,604	$3,638,308	$171,610	$(2,633,937)	$4,195,585

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2015

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,196	$26,892	$1,364	$—	$75,452
Restricted cash	3,369	3,283	39,201	—	45,853
Accounts receivable	358,437	1,179,919	82,004	(146,745)	1,473,615
Costs and estimated earnings in excess of billings	114,580	868,026	152	(77,583)	905,175
Deferred income taxes	2,255	21,356	2,695	—	26,306
Other current assets	60,119	48,482	11,662	(11,419)	108,844
Total current assets	585,956	2,147,958	137,078	(235,747)	2,635,245
Property and equipment	105,306	414,143	4,076	—	523,525
Intercompany notes and receivables	—	148,637	—	(148,637)	—
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	96,540	—	—	96,540
Investment in subsidiaries	1,962,983	—	—	(1,962,983)	—
Other Assets	58,722	128,094	15,268	(5,723)	196,361
Total assets	$2,712,967	$3,520,378	$156,422	$(2,353,090)	$4,036,677

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$107,283	$41,634	$—	$(60,000)	$88,917
Accounts payable	211,679	890,268	3,222	(167,705)	937,464
Billings in excess of costs and estimated earnings	89,303	203,003	1,716	(5,711)	288,311
Accrued expenses and other current liabilities	6,145	115,392	39,810	(2,331)	159,016
Total current liabilities	414,410	1,250,297	44,748	(235,747)	1,473,708
Long-term debt, less current maturities	653,669	80,821	—	(5,723)	728,767
Deferred income taxes	—	273,310	—	—	273,310
Other long-term liabilities	106,588	3,278	30,799	—	140,665
Intercompany notes and advances payable	118,073	—	30,564	(148,637)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,420,227	1,912,672	50,311	(1,962,983)	1,420,227
Total liabilities and stockholders' equity	$2,712,967	$3,520,378	$156,422	$(2,353,090)	$4,036,677

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$36,760	$39,228	$4,194	$(43,422)	$36,760
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,244	17,571	141	—	29,956
Equity in earnings of subsidiaries	(43,422)	—	—	43,422	—
Share-based compensation expense	6,959	—	—	—	6,959
Change in debt discount and deferred debt issuance costs	3,348	—	—	—	3,348
Deferred income taxes	(261)	(110)	—	—	(371)
Loss on sale of property and equipment	138	66	—	—	204
Other long-term liabilities	(2,600)	(966)	(245)	—	(3,811)
Other non-cash items	(240)	1,440	—	—	1,200
Changes in other components of working capital	24,144	(92,711)	(1,102)	—	(69,669)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	37,070	(35,482)	2,988	—	4,576

Cash flows from investing activities:
Acquisition of property and equipment excluding financed purchases	(1,410)	(7,271)	—	—	(8,681)
Proceeds from sale of property and equipment	164	928	—	—	1,092
(Increase) decrease in intercompany advances	—	71,487	—	(71,487)	—
Change in restricted cash	108	325	(4,032)	—	(3,599)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,138)	65,469	(4,032)	(71,487)	(11,188)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	200,000	—	—	—	200,000
Proceeds from debt	705,708	5,384	—	—	711,092
Repayment of debt	(846,019)	(25,635)	—	—	(871,654)
Debt Issuance Costs	(14,656)	—	—	—	(14,656)
Increase (decrease) in intercompany advances	(71,417)	—	(70)	71,487	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(26,384)	(20,251)	(70)	71,487	24,782

Net (decrease) increase in cash and cash equivalents	9,548	9,736	(1,114)	—	18,170
Cash and cash equivalents at beginning of year	47,196	26,892	1,364	—	75,452
Cash and cash equivalents at end of period	$56,744	$36,628	$250	$—	$93,622

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$16,903	$14,691	$3,835	$(18,526)	$16,903
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,919	15,333	137	—	20,389
Equity in earnings of subsidiaries	(18,526)	—	—	18,526	—
Share-based compensation expense	13,324	—	—	—	13,324
Excess income tax benefit from stock-based compensation	(162)	—	—	—	(162)
Change in debt discount and deferred debt issuance costs	1,045	—	—	—	1,045
Deferred income taxes	(177)	—	—	—	(177)
(Gain) loss on sale of property and equipment	29	(342)	—	—	(313)
Other long-term liabilities	(56)	98	—	—	42
Other non-cash items	1,881	(5,140)	—	—	(3,259)
Changes in other components of working capital	(159,846)	96,590	(16,294)	—	(79,550)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(140,666)	121,230	(12,322)	—	(31,758)

Cash flows from investing activities:
Acquisition of property and equipment	—	(29,516)	(28)	—	(29,544)
Proceeds from sale of property and equipment	(21,505)	22,627	—	—	1,122
Decrease (increase) in intercompany advances	—	(101,660)	—	101,660	—
Change in restricted cash	—	339	4,538	—	4,877
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(21,505)	(108,210)	4,510	101,660	(23,545)

Cash flows from financing activities:
Proceeds from debt	473,362	128	—	—	473,490
Repayment of debt	(427,107)	(19,132)	—	—	(446,239)
Excess income tax benefit from stock-based compensation	162	—	—	—	162
Issuance of common stock and effect of cashless exercise	(776)	—	—	—	(776)
Increase (decrease) in intercompany advances	104,573	—	(2,913)	(101,660)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	150,214	(19,004)	(2,913)	(101,660)	26,637

Net (decrease) increase in cash and cash equivalents	(11,957)	(5,984)	(10,725)	—	(28,666)
Cash and cash equivalents at beginning of year	75,087	36,764	23,732	—	135,583
Cash and cash equivalents at end of period	$63,130	$30,780	$13,007	$—	$106,917

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at June 30, 2016 and the results of our operations for the three and six months ended June 30, 2016 and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes contained herein, and the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

•	A significant slowdown or decline in economic conditions;
•	Increased competition and failure to secure new contracts;
•	Decreases in the level of government spending for infrastructure and other public projects;
•	Client cancellations of, or reductions in scope under, contracts reported in our backlog;
•	Inaccurate estimates of contract risks, revenue or costs, which may result in lower than anticipated profits, or losses;
•	Failure to meet our obligations under our debt agreements;
•	Unfavorable outcomes of legal proceedings and failure to promptly recover significant working capital invested in projects subject to unresolved legal claims;
•	The requirement to perform extra, or change order, work, resulting in disputes or claims or adversely affecting our working capital, profits and cash flows;
•

Failure to meet contractual schedule requirements, which could result in higher cost and reduced profits or, in some cases, exposure to financial liability for liquidated damages and/or damages to customers;

•	Inability to retain key members of our management, to hire and retain personnel required to complete projects or implement succession plans for key officers;
•	Possible systems and information technology interruptions;
•	Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;
•	Failure to comply with laws and regulations related to government contracts;
•	Impairments of our goodwill or other indefinite-lived intangible assets;
•	Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses;

Executive Overview

Consolidated revenue for the three and six months ended June 30, 2016 was $1.3 billion and $2.4 billion, respectively, consistent with revenue for the same periods in 2015.

Income from construction operations for the three and six months ended June 30, 2016 was $48.8 million and $89.0 million, respectively, an increase of $17.9 million, or 58%, and $38.0 million, or 75% compared to the same periods in 2015. The increase for both periods was principally due to improved operating performance in the Civil and Building segments, increased volume in the Building segment and lower general and administrative expenses. The prior year second quarter and six month results were unfavorably impacted by adjustments of $14.7 million and $17.7 million in income from construction operations, respectively, related to changes in the estimates to complete an office building project in New York.

The effective tax rate for the three and six months ended June 30, 2016 was 40.3% and 41.2%, respectively, compared to 41.1% and 40.1% for three and six months ended June 30, 2015. See “Corporate, Tax and Other Matters” below for a detailed discussion of the changes in the effective tax rate.

Earnings per diluted share for the three and six months ended June 30, 2016 was $0.43 and $0.74 respectively, compared to $0.24 and $0.34 for three and six months ended June 30, 2015. The increase for both periods ended June 30, 2016 was primarily due to the same factors that generated the increased income from construction operations, which are discussed above.

Consolidated new awards for the three and six months ended June 30, 2016 were $0.4 billion and $2.2 billion, respectively, compared to $1.3 billion and $2.3 billion for the three and six months ended June 30, 2015. The Civil and Building segments were the major contributors to the new award activity in the first half of 2016.

Consolidated backlog as of June 30, 2016 was $7.3 billion compared to $7.7 billion as of June 30, 2015. The decrease was attributable to revenue burn that outpaced new awards over the period. As of June 30, 2016, the mix of backlog by segment was approximately 41%, 34% and 25% for the Civil, Building and Specialty Contractors segments, respectively.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2015 to June 30, 2016:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2015	Awards (a)	Recognized	June 30, 2016
Civil	$2,743.7	$1,031.7	$(801.5)	$2,973.9
Building	2,780.4	712.3	(991.3)	2,501.4
Specialty Contractors	1,941.0	453.9	(600.7)	1,794.2
Total	$7,465.1	$2,197.9	$(2,393.5)	$7,269.5

(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

The outlook remains favorable for growth over the next several years. In addition to our large volume of backlog, we expect significant new award activity based on long-term capital spending plans by various state, local and federal customers, favorable budget trends and typically bipartisan support for infrastructure investments. For example, the $305-billion Fixing America’s Surface Transportation (FAST) Act, which was enacted in late 2015, is expected to provide state and local agencies with federal funding for numerous highway, bridge and mass-transit projects through 2020. In addition, several very large, long-duration civil infrastructure programs with which we are already involved are progressing, such as California’s High-Speed Rail system and the New York Metropolitan Transportation Authority’s East Side Access project. Planning and early projects are also underway related to Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which will eventually bring a  new rail tunnel beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, sustained low interest rates are expected to continue driving spending by private and public customers on building and infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see “Results of Segment Operations” and “Corporate, Tax and Other Matters” below.

Results of Segment Operations

We provide professional services to private and public customers in the fields of construction and construction management, including specialty construction services involving electrical; mechanical; heating, ventilation and air conditioning (HVAC); plumbing and pneumatically placed concrete primarily in the United States and its territories and in certain other international locations. We have three principal business segments: Civil, Building and Specialty Contractors. More information on these business segments is set forth in “Item 1. – Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revenue	$465.7	$534.2	$801.6	$908.9
Income from construction operations	45.1	46.3	78.7	76.9

Revenue for the three and six months ended June 30, 2016 decreased 13% and 12%, respectively, compared to the same periods in 2015. The decrease for both periods was primarily driven by reduced activity related to a runway reconstruction project in New York that completed in 2015, as well as on the platform project at Hudson Yards in New York that is nearing completion. The decrease was partially offset by increased activity on a large tunnel project in the state of Washington and a large tunnel project in Canada.

Income from construction operations decreased 3% for the three months ended June 30, 2016 and increased 2% for the six months ended June 30, 2016. Favorable performance on the two large tunnel projects noted above mitigated the reduction in income from construction operations associated with the lower revenue for both periods.

Operating margin was 9.7% and 9.8% for the three and six months ended June 30, 2016, compared to 8.7% and 8.5% for the same periods in 2015. The margin increase for both periods was due principally to favorable performance on the two large tunnel projects mentioned above.

New awards in the Civil segment totaled $93 million and $1.0 billion for the three and six months ended June 30, 2016 compared to $251 million and $474 million for the three and six months ended June 30, 2015, respectively.

Backlog for the Civil segment was $3.0 billion as of June 30, 2016, compared to $3.1 billion as of June 30, 2015. The segment continues to experience strong demand reflected in a large pipeline of prospective projects and supported by favorable budget trends, customers’ long-term spending plans and the five-year, $305-billion FAST Act enacted in late 2015. In particular, there are a number of large prospective civil projects expected to be bid in 2016, with subsequent awards anticipated in the second half of the year or early 2017. The Civil segment is well positioned to capture its share of these prospective projects, but faces continued strong competition.

Building Segment

Revenue and income from construction operations for the Building segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revenue	$523.5	$451.4	$991.3	$850.2
Income (Loss) from construction operations	13.2	(12.6)	25.7	(14.9)

Revenue for the three and six months ended June 30, 2016 increased 16% and 17%, respectively, compared to the same periods in 2015. The growth for both periods was primarily driven by increased activity on certain commercial office, technology, government, hospitality and gaming, and retail building projects in California. The growth was partially offset by reduced activity on a hospitality and gaming project in Mississippi, which completed in 2015.

Income from construction operations increased substantially for the three and six months ended June 30, 2016 compared to the same periods in 2015. The improvement in both periods was primarily due to the increased activity discussed above, as well as an unfavorable adjustment of $14.7 million in income from construction operations in the prior year second quarter related to changes in the estimates to complete an office building project in New York.

Operating margin was 2.5% and 2.6% for the three and six months ended June 30, 2016 compared to (2.8)% and (1.7)% for the three and six months ended June 30, 2015. The margin increase for both periods was primarily due to the reasons discussed above regarding changes in revenue and income from construction operations.

New awards in the Building segment totaled $150 million and $712 million for the three and six months ended June 30, 2016 compared to $680 million and $1.1 billion for the three and six months ended June 30, 2015. New awards in the second quarter of 2016 included approximately $74 million for a hospitality and gaming project in Maryland.

Backlog for the Building segment was $2.5 billion as of June 30, 2016, consistent with the backlog as of June 30, 2015. Building segment backlog is expected to continue to grow modestly based on certain anticipated pending awards for projects primarily in California and Florida, a favorable end-market environment and a large pipeline of prospective projects. Overall, we expect that demand for building projects will continue to be strong as a result of customer spending supported by sustained low interest rates; however, reduced demand for luxury condominiums in Florida and New York, and commercial office space in New York, could affect the segment’s prospective projects and the timing of new awards within these end markets. The Building segment is well positioned to capture its share of prospective projects based on its strong customer relationships and a reputation built over many years for excellence in delivering high-quality projects on time and within budget.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revenue	$318.9	$326.9	$600.7	$619.8
Income from construction operations	5.4	13.7	14.8	24.3

Revenue for the three and six months ended June 30, 2016 decreased modestly for each period compared to the same periods in 2015.

Income from construction operations decreased 61% and 39% for the three and six months ended June 30, 2016 compared to the same periods in 2015. The decrease for both periods was primarily due to reduced project execution activities for certain projects progressing toward completion, as well as nominal project charges for certain electrical and mechanical projects. In the first quarter of 2016, there were two offsetting adjustments related to electrical subcontracts: a favorable adjustment of $14.0 million that resulted from the maturation of ongoing negotiations for a completed project and an unfavorable adjustment of $13.8 million that resulted from change-order negotiations and project closeout costs.

Operating margin was 1.7% and 2.5% for the three and six months ended June 30, 2016 compared to 4.2% and 3.9% for the three and six months ended June 30, 2015. The margin decrease was primarily due to the reasons discussed above that affected income from construction operations.

New awards in the Specialty Contractors segment totaled $175 million and $454 million for the three and six months ended June 30, 2016 compared to $343 million and $677 million for the three and six months ended June 30, 2015. New awards in the second quarter of 2016 included approximately $73 million for various smaller electrical projects in the southern United States.

Backlog for the Specialty Contractors segment was $1.8 billion as of June 30, 2016 compared to $2.1 billion as of June 30, 2015. The Specialty Contractors segment has a significant pipeline of prospective projects, with demand for its services supported by strong continued spending on civil and building projects. The segment is well positioned to capture its share of prospective projects based on the size and scale of our business units that primarily operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $14.9 million and $30.3 million during the three and six months ended June 30, 2016 compared to $16.6 million and $35.4 million during the three and six months ended June 30, 2015. The lower corporate general and administrative expenses in the second quarter and first six months of 2016 were due principally to reduced share-based compensation expense.

Other Income (Expense), Interest Expense and Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Other income (expense), net	$2.5	$0.4	$3.2	$(0.1)
Interest expense	(15.5)	(11.3)	(29.6)	(22.7)
Provision for income taxes	(14.4)	(8.2)	(25.7)	(11.3)

Other income (expense), net improved by $2.1 million and $3.3 million for the three and six months ended June 30, 2016 compared to the same periods in 2015.

Interest expense increased $4.2 million and $6.9 million for the three and six months ended June 30, 2016 when compared to the same periods in 2015. The increase in interest expense for both 2016 periods was primarily the result of significantly higher borrowing rates for the Company’s Credit Facility (nearly 400 basis points higher for the second quarter of 2016 compared to the second quarter of 2015; approximately 300 basis points higher for the first six months of 2016 compared to the comparable period in the prior year). The impact of the higher borrowing rates was somewhat offset by a reduction in the Company’s average borrowings in both 2016 periods. An increase in non- cash amortization, primarily associated with the two amendments to the Company’s Credit Facility, has also been a significant driver of the higher interest expense in 2016.

The effective income tax rate was 40.3% and 41.2%% for the three and six months ended June 30, 2016 compared to 41.1% and 40.1% for the comparable periods in 2015. The effective tax rate for the second quarter of 2016 was favorably impacted by various accrual and interest adjustments relating to uncertain tax benefits.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a $300 million revolving credit facility, which may be used for revolving loans, letters of credit and/or general purposes. We believe that for at least the next 12 months, cash generated from operations, together with our unused credit capacity of $145.8 million as of June 30, 2016 and our cash position, is sufficient to support our operating requirements.

Cash and Working Capital

Cash and cash equivalents were $93.6  million as of June 30, 2016 compared to $75.5 million as of December 31, 2015. These were comprised of cash held by us and available for general corporate purposes of $19.0 million and $18.5 million, respectively, and our proportionate share of cash held by joint ventures, available only for joint venture-related uses including distributions to joint venture partners, of $74.6 million and $57.0 million, respectively. In addition, our restricted cash, held primarily to secure insurance-related contingent obligations, was $49.5 million as of June 30, 2016 compared to $45.9 million as of December 31, 2015.

During the first six months ended June 30, 2016, net cash provided by operating activities was $4.6 million, due primarily to favorable operating results offset by net investment in working capital. The change in working capital primarily reflects increases in accounts receivable related to billing activity, partly offset by a reduction of costs and estimated earnings in excess of billings, which management has been working to resolve and collect.  During the first six months ended June 30, 2015, we used $31.7 million in cash from operating activities, due primarily to lower operating results from construction operations and net investments in working capital.

The $36.3 million improvement in cash flow from operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is reflective of improved year-over-year profitability and lower net investment in working capital. The improvement in cash generation for the first six months of 2016 compared to 2015 is even more pronounced when considering there were significant collections by the Company in the first quarter of 2015 related to the settlement of a dispute at CityCenter in Las Vegas and a hospital in Santa Monica.

During the first six months of 2016, we used $11.2 million of cash from investing activities, due primarily to the acquisition of property and equipment and a $3.6 million increase in restricted cash balances relating to the Company’s insurance programs compared to the use of cash of $23.5 million for investing activities for the same period of 2015, which were primarily related to the acquisition of property and equipment and a $4.9 million reduction in restricted cash balances.

For the first six months of 2016, net cash provided by financing activities was $24.8 million, which was primarily due to increased net borrowings of $39.4 million, partially offset by $14.7 million in debt issuance costs associated with amendments to our Credit Facility and the issuance of $200.0 million Convertible Notes. The net proceeds from the Convertible Notes were used to prepay $125.0 million of the borrowings outstanding under our Term Loan, pay down $69.0 million of borrowings outstanding under our Revolver and pay $6.0 million of fees related to the offering.  Net cash provided by financing activities for the comparable period of 2015 was $26.6 million, which was due to increased net borrowings under our credit facility offset by cash used for scheduled debt payments.

At June 30, 2016, we had working capital of $1.2 billion, a ratio of current assets to current liabilities of 1.76 and a ratio of debt to equity of 0.54,  compared to working capital of $1.2 billion, a ratio of current assets to current liabilities of 1.79 and a ratio of debt to equity of 0.58 at December 31, 2015.

Long-Term Debt

Convertible Notes

On June 15, 2016, we completed an offering of $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of the Company. Interest on the Convertible Notes is payable on June 15 and December 15 of each year, commencing on December 15, 2016, until the maturity date. We used the proceeds to prepay $125.0 million of our Term Loan, pay down $69.0 million of our Revolver, and pay $6.0 million of fees related to the offering. For additional information regarding the terms of our Convertible Notes, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Credit Facility

Under our Revolver, we had outstanding borrowings of $154.0 million as of June 30, 2016 and $158.0 million as of December 31, 2015. The change reflects the $69.0 million paydown, discussed above, offset by additional borrowing used for general corporate purposes. The Revolver balances reported on the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 include unamortized debt issuance cost of $5.9 million and $2.2 million, respectively. We utilized the Revolver for letters of credit in the amount of $0.2 million as of June 30, 2016 and December 31, 2015, respectively. Accordingly, as of June 30, 2016, we had $145.8 million of additional capacity under the Revolver.

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement, (the “Original Facility”; with subsequent amendments discussed herein, the “Credit Facility”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The Credit Facility, provides for a $300 million revolving credit facility (the “Revolver”), a $250 million term loan (the “Term Loan”) and a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million, all maturing on May 1, 2018. Borrowings under both the Revolver and the Term Loan bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”), each plus an applicable margin.

 During the first half of 2016, the Company entered into two amendments to the Original Facility (the “Amendments”): Waiver and Amendment No. 1, entered into on February 26, 2016 (“Amendment No.1”), and Consent and Amendment No. 2, entered into on June 8, 2016 (“Amendment No. 2”). In Amendment No. 1, the lenders waived the Company’s violation of its consolidated leverage ratio covenant and consolidated fixed charge coverage ratio covenant. These violations were the result of the Company’s financial results for the fiscal year ended December 31, 2015, which included the previously reported $23.9 million non-cash, pre-tax charge related to an adverse ruling on the Brightwater litigation matter in the third quarter of 2015 as well as $45.6 million of pre-tax charges in the third and fourth quarters of 2015 for various Five Star Electric projects. In Amendment No. 2, the lenders consented to the issuance of the Convertible Notes subject to certain conditions, including the prepayment of $125 million on the Term Loan and the paydown of $69 million on the Revolver, and consented to a potential sale transaction of one of the Company’s business units in its Building segment.

In addition to the Amendments’ provisions discussed above, the Amendments also modified other provisions and added new provisions to the Original Facility, and Amendment No. 2 superseded and modified some of the provisions of Amendment No. 1. The following reflects the more significant changes to the Original Facility and the results of the Amendments that are now reflected in the Credit Facility. Unless otherwise noted, the changes below were primarily the result of Amendment No. 1: (1) The Company may utilize LIBOR-based borrowings. (Amendment No. 1 precluded the use of LIBOR-based borrowings until the Company filed its compliance certificate for the fourth quarter of 2016; however, Amendment No. 2 negated this preclusion.) (2) The Company is subject to an increased rate on borrowings, with such rate being 100 basis points higher than the highest rate under the Original Facility if the Company’s consolidated leverage ratio is greater than 3.50:1.00 but not more than 4.00:1.00, and an additional 100 basis points higher if the Company’s consolidated leverage ratio is greater than 4.00:1.00. (3) The Company will be subject to increased commitment fees if the Company’s consolidated leverage ratio is greater than 3.50:1.00. (4) The impact of the Brightwater litigation matter is to be excluded from the calculation of the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio covenants. (5) Interest payments are due on a monthly basis; however, if the Company is in compliance with its consolidated leverage ratio and consolidated fixed charge coverage ratio covenants provided in the Original Facility as of December 31, 2016, the timing of interest payments will revert to the terms of the Original Facility. (6) The accordion feature of the Original Facility, which would have allowed either an increase of $300 million in the Revolver or the establishment of one or more new term loan commitments, is no longer available. (7) The Company’s maximum allowable consolidated leverage ratio was increased to 4.25:1.00 for the first, second and third quarters of 2016 after which it returns to the Original Facility’s range of 3.25:1.00 to 3.00:1.00. (Amendment No. 1 increased the Company’s maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the first quarter of 2016 and 4.0:1.0 for the second and third quarters of 2016. Amendment No. 2 increased the maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the second and third quarters of 2016.) (8) The Company is subject to additional covenants regarding its liquidity, including a cap on the cash balance in the Company’s bank account and a weekly minimum liquidity requirement (based on specified available cash balances and availability under the Revolver). (9) The Company is required to achieve certain quarterly cash collection milestones, which were eased somewhat in Amendment No. 2. (10) The Company is required to make additional quarterly principal payments, which will be applied to the Term Loan balloon payment, with some of the payments based on a percentage of certain forecasted cash collections for the prior quarter. This change will be effective beginning in the fourth quarter of 2016. (11) The lenders’ collateral package was increased by pledging to the lenders (i) the equity interests of each direct domestic subsidiary of the Company and (ii) 65% of the stock of each material first-tier foreign restricted subsidiary of the Company. (12) The Credit Facility will now mature on May 1, 2018, as opposed to maturity date of the Original Facility of June 5, 2019.

We are in compliance with all of the covenants under our Credit Facility as of June 30, 2016. The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the Credit Facility for the period, which are calculated on a four quarter rolling basis:

Twelve Months Ended June 30, 2016
	Actual	Required
Fixed charge coverage ratio	1.84 : 1.00	> or = 1.25 : 1.00
Leverage ratio	3.59 : 1.00	< or = 4.25 : 1.00

Aside from the Convertible Notes discussed above, there has been no significant change in our contractual obligations from that described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2016, we do not have any off-balance sheet financing or other arrangements with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise from such arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits	Description
3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 001-06314) filed on March 31, 1997).
3.2	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000).
3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008).
3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 10, 2009).
3.5	Third Amended and Restated By-laws of Tutor Perini Corporation — filed herewith.
4.1	Indenture, dated June 15, 2016, by and between Tutor Perini Corporation and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 16, 2016).
10.1

Consent and Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated June 8, 2016, with the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.
95	Mine Safety Disclosure — filed herewith.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Dated: August 2, 2016	By:	/s/Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer