Form 10-Q
period 2016-09-30
TUTOR PERINI Corp
filed 2016-11-02
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at October 31, 2016 was 49,202,055.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I.  – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
REVENUE	$1,332,978	$1,340,739	$3,726,477	$3,719,642
COST OF OPERATIONS	(1,208,310)	(1,240,538)	(3,386,947)	(3,430,062)
GROSS PROFIT	124,668	100,201	339,530	289,580
General and administrative expenses	(63,749)	(61,227)	(189,660)	(199,641)
INCOME FROM CONSTRUCTION OPERATIONS	60,919	38,974	149,870	89,939
Other income, net	2,048	6,195	5,214	6,098
Interest expense	(15,041)	(11,214)	(44,655)	(33,885)
INCOME BEFORE INCOME TAXES	47,926	33,955	110,429	62,152
Provision for income taxes	(19,125)	(14,278)	(44,868)	(25,572)
NET INCOME	$28,801	$19,677	$65,561	$36,580

BASIC EARNINGS PER COMMON SHARE	$0.59	$0.40	$1.33	$0.75
DILUTED EARNINGS PER COMMON SHARE	$0.57	$0.40	$1.32	$0.74

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,185	49,070	49,132	48,951
DILUTED	50,100	49,775	49,649	49,718

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
NET INCOME	$28,801	$19,677	$65,561	$36,580

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Defined benefit pension plan adjustments	248	—	819	—
Foreign currency translation adjustment	(411)	(1,375)	261	(3,109)
Unrealized loss in fair value of investments	(79)	(2)	(224)	(86)
Unrealized gain (loss) in fair value of interest rate swap	—	47	(24)	152
Total other comprehensive (loss) income, net of tax	(242)	(1,330)	832	(3,043)

TOTAL COMPREHENSIVE INCOME	$28,559	$18,347	$66,393	$33,537

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share amounts)	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,744	$75,452
Restricted cash	48,725	45,853
Accounts receivable, including retainage of $541,921 and $484,255	1,718,685	1,473,615
Costs and estimated earnings in excess of billings	820,243	905,175
Deferred income taxes	26,029	26,306
Other current assets	65,511	108,844
Total current assets	2,849,937	2,635,245
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $296,779 and $254,477)	492,328	523,525
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	93,883	96,540
OTHER ASSETS	199,812	196,361
TOTAL ASSETS	$4,220,966	$4,036,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$108,897	$88,917
Accounts payable, including retainage of $245,713 and $204,767	949,648	937,464
Billings in excess of costs and estimated earnings	334,055	288,311
Accrued expenses and other current liabilities	209,343	159,016
Total current liabilities	1,601,943	1,473,708
LONG-TERM DEBT, less current maturities (net of unamortized discount and debt issuance cost of $59,694 and $6,697)	684,202	728,767
DEFERRED INCOME TAXES	283,811	273,310
OTHER LONG-TERM LIABILITIES	126,966	140,665
Total liabilities	2,696,922	2,616,450

CONTINGENCIES AND COMMITMENTS (NOTE 6)

STOCKHOLDERS' EQUITY:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 49,202,055 and 49,072,710 shares	49,202	49,073
Additional paid-in capital	1,072,811	1,035,516
Retained earnings	443,364	377,803
Accumulated other comprehensive loss	(41,333)	(42,165)
TOTAL STOCKHOLDERS' EQUITY	1,524,044	1,420,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,220,966	$4,036,677

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$65,561	$36,580
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	47,295	30,959
Share-based compensation expense	10,109	17,064
Excess income tax benefit from share-based compensation	(10)	(186)
Change in debt discount and deferred debt issuance costs	7,124	1,569
Deferred income taxes	(8,636)	6,366
(Gain) loss on sale of property and equipment	300	(821)
Other long-term liabilities	(8,555)	(1,379)
Other non-cash items	(353)	(5,692)
Changes in other components of working capital	(18,669)	(63,786)
NET CASH PROVIDED BY OPERATING ACTIVITIES	94,166	20,674

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(10,273)	(33,365)
Proceeds from sale of property and equipment	1,139	2,220
Change in restricted cash	(2,872)	5,798
NET CASH USED IN INVESTING ACTIVITIES	(12,006)	(25,347)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	200,000	—
Proceeds from debt	1,003,092	672,719
Repayment of debt	(1,174,679)	(706,113)
Excess income tax benefit from share-based compensation	10	186
Issuance of common stock and effect of cashless exercise	(423)	(808)
Debt issuance costs	(14,868)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,132	(34,016)

Net increase (decrease) in cash and cash equivalents	95,292	(38,689)
Cash and cash equivalents at beginning of year	75,452	135,583
Cash and cash equivalents at end of period	$170,744	$96,894

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States (“GAAP”); therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 may not necessarily be indicative of results that can be expected for the full year.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of September 30, 2016 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries have been eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing of this Form 10-Q.

(2)     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration to be received in exchange for those goods or services. The guidance will be effective for the Company as of January 1, 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810), Interest Held through Related Parties That Are under Common Control. This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. This guidance is effective for the Company as of January 1, 2017.  The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. This ASU removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance is effective for the Company as of January 1, 2018.  The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU amends Accounting Standards Codification (“ASC”) 230 and is intended to provide guidance and clarification in regards to the classification of eight types of receipts and payments in the statement of cash flows, including debt repayment or extinguishment costs, settlement of zero-coupon bonds, proceeds from the settlement of insurance claims, distributions received from equity method investees and cash receipts from beneficial interest in securitization transactions. The guidance will be effective for the Company as of January 1, 2017. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In the first quarter of 2016, the Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires companies to present, in the balance sheet, debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In addition, the amortization of debt discounts is required to be presented as a component of interest expense. The Company applied the guidance retrospectively; accordingly, the Company reclassified unamortized debt issuance costs of $5.8 million from Other Assets to Long-Term Debt,  less current maturities in its December 31, 2015 Condensed Consolidated Balance Sheet and reclassified amortization of deferred debt issuance costs of $0.3 million and $0.8 million, respectively, from Other income (expense), net to Interest Expense in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic-842), which amends the existing guidance in ASC 840 Leases. This amendment requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. Other significant provisions of the amendment include (i) defining the “lease term” to include the non-cancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. This will be effective for the Company as of January 1, 2019 and will be applied using the modified retrospective transition method for existing leases. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Subtopic 740-10). This ASU requires entities to present all deferred tax assets and all deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for the Company as of January 1, 2017. The Company had $26.0 million of current deferred tax assets and $24.9 million of current deferred tax liabilities as of September 30, 2016, which will be presented as noncurrent upon adoption of this ASU.

(3)     Earnings Per Share (EPS)

Basic EPS is calculated by dividing net income for a given period by the weighted-average number of common shares outstanding during that period, to which dilutive securities are included in the calculation of diluted EPS, using the treasury stock method. The calculations of the basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income	$28,801	$19,677	$65,561	$36,580

Weighted-average common shares outstanding - basic	49,185	49,070	49,132	48,951
Effect of diluted stock options and unvested restricted stock	915	705	517	767
Weighted-average common shares outstanding - diluted	50,100	49,775	49,649	49,718

Net income per share:
Basic	$0.59	$0.40	$1.33	$0.75
Diluted	$0.57	$0.40	$1.32	$0.74

Anti-dilutive shares not included above	610	1,580	1,339	909

With regard to diluted EPS and the impact of the Convertible Notes (as discussed in Note 5) on the diluted EPS calculation, because the Company has the intent and ability to settle the principal amount of the Convertible Notes in cash, per ASC 260, Earnings Per Share, the settlement of the principal amount has no impact on diluted EPS. ASC 260 also requires any potential conversion premium associated with the Convertible Notes’ conversion option to be considered in the calculation of diluted EPS when the Company's average stock price for the periods presented is higher than the initial conversion price of $30.25. As this was not the case during the three and nine months ended September 30, 2016, the conversion premium also has no impact on diluted EPS for those periods.

(4)     Costs and Estimated Earnings in Excess of Billings

Reported costs and estimated earnings in excess of billings consist of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Claims	$435,890	$407,164
Unapproved change orders	183,759	270,019
Other unbilled costs and profits	200,594	227,992
Total costs and estimated earnings in excess of billings	$820,243	$905,175

Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions where recovery is concluded to be both probable and reliably estimable; decreases normally result from resolutions and subsequent billings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves the passage of time and, often, incremental progress toward contractual requirements or milestones.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(5)     Financial Commitments

Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Term Loan	$77,054	$222,120
2014 Revolver	155,343	155,815
2010 Notes	297,867	297,118
Convertible Notes	150,542	—
Equipment financing, mortgages and acquisition-related notes	107,930	133,288
Other indebtedness	4,363	9,343
Total debt	793,099	817,684
Less – current maturities	(108,897)	(88,917)
Long-term debt, net	$684,202	$728,767

The following table reconciles the outstanding debt balance to the reported debt balances as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Cost	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Cost	Long-Term Debt, as reported
Term Loan	$80,000	$(2,946)	$77,054	$223,750	$(1,630)	$222,120
2014 Revolver	160,500	(5,157)	155,343	158,000	(2,185)	155,815
2010 Notes	300,000	(2,133)	297,867	300,000	(2,882)	297,118
Convertible Notes	200,000	(49,458)	150,542	—	—	—

2014 Credit Facility

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement (the “Original Facility,” with subsequent amendments discussed herein as amended, the “2014 Credit Facility”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2014 Credit Facility provides for a $300 million revolving credit facility (the “2014 Revolver”), a $250 million term loan (the “Term Loan”) and a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million, all maturing on May 1, 2018. Borrowings under both the 2014 Revolver and the Term Loan bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”), each plus an applicable margin.

During the first half of 2016, the Company entered into two amendments to the Original Facility (the “Amendments”): Waiver and Amendment No. 1, entered into on February 26, 2016 (“Amendment No.1”), and Consent and Amendment No. 2, entered into on June 8, 2016 (“Amendment No. 2”). In Amendment No. 1, the lenders waived the Company’s violation of its consolidated leverage ratio covenant and consolidated fixed charge coverage ratio covenant. These violations were the result of the Company’s financial results for the fiscal year ended December 31, 2015, which included the previously reported $23.9 million non-cash, pre-tax charge related to an adverse ruling on the Brightwater litigation matter in the third quarter of 2015 as well as $45.6 million of pre-tax charges in the third and fourth quarters of 2015 for various Five Star Electric projects. In Amendment No. 2, the lenders consented to the issuance of the Convertible Notes subject to certain conditions, including the prepayment of $125 million on the Term Loan and the paydown of $69 million on the 2014 Revolver, and consented to a potential sale transaction of one of the Company’s business units in its Building segment.

In addition to the Amendments’ provisions discussed above, the Amendments also modified other provisions and added new provisions to the Original Facility, and Amendment No. 2 superseded and modified some of the provisions of Amendment No. 1. The following reflects the more significant changes to the Original Facility and the results of the Amendments that are now reflected in the 2014 Credit Facility. Unless otherwise noted, the changes below were primarily the result of Amendment No. 1: (1) The Company may utilize LIBOR-based borrowings. (Amendment No. 1 precluded the use of LIBOR-based borrowings until the Company filed its

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

compliance certificate for the fourth quarter of 2016; however, Amendment No. 2 negated this preclusion.) (2) The Company is subject to an increased rate on borrowings, with such rate being 100 basis points higher than the highest rate under the Original Facility if the Company’s consolidated leverage ratio is greater than 3.50:1.00 but not more than 4.00:1.00, and an additional 100 basis points higher if the Company’s consolidated leverage ratio is greater than 4.00:1.00. (3) The Company will be subject to increased commitment fees if the Company’s consolidated leverage ratio is greater than 3.50:1.00. (4) The impact of the Brightwater litigation matter is to be excluded from the calculation of the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio covenants. (5) Interest payments are due on a monthly basis; however, if the Company is in compliance with its consolidated leverage ratio and consolidated fixed charge coverage ratio covenants provided in the Original Facility as of December 31, 2016, the timing of interest payments will revert to the terms of the Original Facility. (6) The accordion feature of the Original Facility, which would have allowed either an increase of $300 million in the 2014 Revolver or the establishment of one or more new term loan commitments, is no longer available. (7) The Company’s maximum allowable consolidated leverage ratio was increased to 4.25:1.00 for the first, second and third quarters of 2016 after which it returns to the Original Facility’s range of 3.25:1.00 to 3.00:1.00. (Amendment No. 1 increased the Company’s maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the first quarter of 2016 and 4.0:1.0 for the second and third quarters of 2016. Amendment No. 2 increased the maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the second and third quarters of 2016.) (8) The Company is subject to additional covenants regarding its liquidity, including a cap on the cash balance in the Company’s bank account and a weekly minimum liquidity requirement (based on specified available cash balances and availability under the 2014 Revolver). (9) The Company is required to achieve certain quarterly cash collection milestones, which were eased somewhat in Amendment No. 2. (10) The Company is required to make additional quarterly principal payments, which will be applied to the Term Loan balloon payment, with some of the payments based on a percentage of certain forecasted cash collections for the prior quarter. This change will be effective beginning in the fourth quarter of 2016. (11) The lenders’ collateral package was increased by pledging to the lenders (i) the equity interests of each direct domestic subsidiary of the Company and (ii) 65% of the stock of each material first-tier foreign restricted subsidiary of the Company. (12) The 2014 Credit Facility will now mature on May 1, 2018, as opposed to maturity date of the Original Facility of June 5, 2019.

As of September 30, 2016, there was $139.3 million available under the 2014 Revolver and the Company had utilized the 2014 Credit Facility for letters of credit in the amount of $0.2 million.  The Company was in compliance with the financial covenants under the 2014 Credit Facility for the period ended September 30, 2016.

2010 Senior Notes

In October 2010, the Company issued $300 million of 7.625% Senior Notes due November 1, 2018 (the “2010 Notes”) in a private placement offering.  Interest on the 2010 Notes is payable semi-annually on May 1 and November 1 of each year.  The Company may redeem the 2010 Notes at par beginning on November 1, 2016.  At the date of any redemption, any accrued and unpaid interest is also due.

Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering.

To account for the Convertible Notes, the Company applied the provisions of ASC 470-20, Debt with Conversion and Other Options. ASC 470-20 requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This is done by allocating the proceeds from issuance to the liability component based on the fair value of the debt instrument excluding the conversion feature, with the residual allocated to the equity component and classified in additional paid in capital. The $46.8 million difference between the principal amount of the Convertible Notes ($200.0 million) and the proceeds allocated to the liability component ($153.2 million) is treated as a discount on the Convertible Notes. This difference is being amortized as non-cash interest expense using the interest method, as discussed below under Interest Expense. The equity component, however, is not subject to amortization nor subsequent remeasurement.

In addition, ASC 470-20 requires that the debt issuance costs associated with a convertible debt instrument be allocated between the liability and equity components in proportion to the allocation of the debt proceeds between these two components. The debt issuance costs attributable to the liability component of the Convertible Notes ($5.1 million) are also treated as a discount on the Convertible Notes and amortized as non-cash interest expense. The debt issuance costs attributable to the equity component ($1.5 million) were netted with the equity component and will not be amortized.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents information related to the liability and equity components of the Convertible Notes:

(in thousands)	September 30, 2016
Liability component:
Principal	$200,000
Conversion feature	(46,800)
Allocated debt issuance costs	(5,063)
Amortization of discount and debt issuance costs (non-cash interest expense)	2,405
Net carrying amount	$150,542

Equity component:
Conversion feature	$46,800
Allocated debt issuance costs	(1,547)
Net deferred tax liability	(18,815)
Net carrying amount	$26,438

The Convertible Notes, governed by the terms of an indenture between the Company and Wilmington Trust, National Association, as trustee, are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semiannually in June and December.

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Cash interest expense:
Interest on 2014 Credit Facility	$3,553	$3,515	$15,943	$10,743
Interest on 2010 Senior Notes	5,719	5,719	17,156	17,156
Interest on Convertible Notes	1,438	—	1,677	—
Other interest	556	1,456	2,755	4,417
Total cash interest expense	11,266	10,690	37,531	32,316

Non-cash interest expense:(a)
Amortization of debt issuance costs on 2014 Credit Facility	1,458	279	3,969	837
Amortization of discount and debt issuance costs on 2010 Senior Notes	251	245	750	732
Amortization of discount and debt issuance costs on Convertible Notes	2,066	—	2,405	—
Total non-cash interest expense	3,775	524	7,124	1,569

Total cash and non-cash interest expense	$15,041	$11,214	$44,655	$33,885

(a)

Non-cash interest expense produces effective interest rates that are higher than contractual rates; accordingly, the effective interest rates for the 2014 Credit Facility, the 2010 Senior Notes and the Convertible Notes are 9.86%,  7.99% and 9.39%, respectively.

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

NOAA requested an extension to issue a decision on the First Certified Claim and on the Third Certified Claim, but did not request an extension of time to review the Second Certified Claim. On January 6, 2014, R&S filed suit in the United States Federal Court of Claims on the Second Certified Claim plus interest and attorney's fees and costs. This was followed by a submission of a lawsuit on the First Certified Claim on July 31, 2014. In February 2015, the Court denied NOAA’s motion to dismiss the Second Certified Claim. In March 2015, the Contracting Officer issued decisions on all Claims accepting a total of approximately $1.0 million of claims and denying approximately $29.5 million of claims. On April 14, 2015, the Court consolidated the cases. Trial is scheduled to commence in December 2017.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Alaskan Way Viaduct Matter

In January 2011, Seattle Tunnel Partners (“STP”), a joint venture between Dragados USA, Inc. and the Company, entered into a design-build contract with the Washington State Department of Transportation (“WSDOT”) for the construction of a large diameter bored tunnel in downtown Seattle, King County, Washington to replace the Alaskan Way Viaduct, also known as State Route 99.

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

The TBM is insured under a Builder’s Risk Insurance Policy (“the Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the insurer and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington (“Washington Superior Court”) seeking declaratory relief concerning contract interpretation as well as damages as a result of the Insurers’ breach of its obligations under the terms of the Policy. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Trial is scheduled for June 2017. The Insurers filed proceedings challenging the venue for the litigation, contending that the case should be heard in New York. Those proceedings are not yet concluded but interim rulings upheld STP’s jurisdictional position.

In March 2016, WSDOT refiled the action against STP in Thurston County Superior Court. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and against the manufacturer of the TBM. Trial is set for June 2018.

As of September 2016, the Company has concluded that the potential for a material adverse financial impact due to the Insurer’s and WSDOT’s respective legal actions are neither probable nor remote. With respect to STP’s counterclaim, management has included an estimate of the total anticipated recovery concluded to be both probable and reliably estimable in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

(7)     Share-Based Compensation

The Company’s share-based compensation plan is described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015. During the first nine months of 2016 and 2015, the Company issued the following share-based instruments: (1) restricted stock units of 483,387 and 321,500 at weighted-average per share prices of $19.14 and $23.07, respectively; (2) 274,000 and 259,000 stock options at weighted-average per share exercise prices of $16.20 and $16.07, respectively; and (3) 64,603 and 68,160 unrestricted stock units at weighted-average per share prices of $21.67 and $21.93, respectively. Both the restricted stock units and options granted in 2016 and 2015 vest upon the achievement of defined performance targets.

(8)     Other Comprehensive Income (Loss)

The tax effects of the components of other comprehensive income (loss) for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$427	$(179)	$248	$—	$—	$—
Foreign currency translation adjustment	(708)	297	(411)	(1,792)	417	(1,375)
Unrealized loss in fair value of investments	(145)	66	(79)	(2)	—	(2)
Unrealized gain (loss) in fair value of interest rate swap	—	—	—	77	(30)	47
Total other comprehensive income (loss)	$(426)	$184	$(242)	$(1,717)	$387	$(1,330)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The tax effects of the components of other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$1,280	$(461)	$819	$—	$—	$—
Foreign currency translation adjustment	500	(239)	261	(4,633)	1,524	(3,109)
Unrealized gain (loss) in fair value of investments	(403)	179	(224)	(140)	54	(86)
Unrealized gain (loss) in fair value of interest rate swap	(45)	21	(24)	250	(98)	152
Total other comprehensive income (loss)	$1,332	$(500)	$832	$(4,523)	$1,480	$(3,043)

The following tables present the changes in accumulated other comprehensive income (“AOCI”) balances by component (after tax) for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2016
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Unrealized Gain (Loss) in Fair Value of Interest Rate Swap, Net	Accumulated Other Comprehensive Income (Loss), Net
Balance as of June 30, 2016	$(37,671)	$(3,931)	$511	$—	$(41,091)
Other comprehensive loss before reclassifications	—	(411)	(79)	—	(490)
Amounts reclassified from AOCI	248	—	—	—	248
Total other comprehensive income (loss)	248	(411)	(79)	—	(242)
Balance as of September 30, 2016	$(37,423)	$(4,342)	$432	$—	$(41,333)

	For the Nine Months Ended September 30, 2016
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Unrealized Gain (Loss) in Fair Value of Interest Rate Swap, Net	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2015	$(38,242)	$(4,603)	$656	$24	$(42,165)
Other comprehensive loss before reclassifications	—	261	(224)	(24)	13
Amounts reclassified from AOCI	819	—	—	—	819
Total other comprehensive income (loss)	819	261	(224)	(24)	832
Balance as of September 30, 2016	$(37,423)	$(4,342)	$432	$—	$(41,333)

The following tables present the changes in AOCI balances by component (after tax) for the three and nine months ended September 30, 2015:

	For the Three Months Ended September 30, 2015
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Loss in Fair Value of Investments, Net	Unrealized Gain in Fair Value of Interest Rate Swap, Net	Accumulated Other Comprehensive Loss, Net
Balance as of June 30, 2015	$(40,268)	$(3,123)	$(194)	$254	$(43,331)
Other comprehensive income (loss)	—	(1,375)	(2)	47	(1,330)
Balance as of September 30, 2015	$(40,268)	$(4,498)	$(196)	$301	$(44,661)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	For the Nine Months Ended September 30, 2015
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Loss in Fair Value of Investments, Net	Unrealized Gain in Fair Value of Interest Rate Swap, Net	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2014	$(40,268)	$(1,389)	$(110)	$149	$(41,618)
Other comprehensive income (loss)	—	(3,109)	(86)	152	(3,043)
Balance as of September 30, 2015	(40,268)	(4,498)	(196)	301	(44,661)

The items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Operations are as follows:

	Location in	Three Months Ended		Nine Months Ended
	Condensed Consolidated	September 30,		September 30,
(in thousands)	Statements of Earnings	2016	2015	2016	2015
Defined benefit pension plan adjustments	Various accounts(a)	$427	$—	$1,280	$—
Income tax benefit	Provision for income taxes	(179)	—	(461)	—
Net of tax		$248	$—	$819	$—

(a)	Defined benefit pension plan adjustments were reclassified primarily to cost of operations and general and administrative expenses.

(9)     Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2016 was 39.9% and 40.6%, respectively, compared to 42.0% and 41.1% for the same periods in 2015. The effective tax rate for the third quarter of 2016 was favorably impacted by various return-to-provision adjustments.

(10)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurements, prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — inputs are other than Level 1 inputs that are observable, either directly or indirectly

Level 3 — unobservable inputs

The following is a summary of financial statement items carried at estimated fair values measured on a recurring basis as of the dates presented:

	September 30, 2016				December 31, 2015
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$170,744	$170,744	$—	$—	$75,452	$75,452	$—	$—
Restricted cash (a)	48,725	48,725	—	—	45,853	45,853	—	—
Investments in lieu of retainage (b)	48,425	43,820	4,605	—	41,566	35,350	6,216	—
Total	$267,894	$263,289	$4,605	$—	$162,871	$156,655	$6,216	$—

Liabilities:
Interest rate swap contract (c)	$—	$—	$—	$—	$45	$—	$45	$—
Total	$—	$—	$—	$—	$45	$—	$45	$—

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

The Company did not have transfers between Levels 1 and 2 for either financial assets or liabilities, during the three and nine months ended September 30, 2016 or 2015.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these items. The carrying value of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, is estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2010 Notes was $302.3 million and $305.6 million as of September 30, 2016 and December 31, 2015, respectively, and the fair value of the Convertible Notes was $207.8 million as of September 30, 2016; the fair values were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining long-term debt at September 30, 2016 and December 31, 2015 approximates fair value.

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

(11)     Business Segments

The Company offers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services: site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing and heating, ventilation and air conditioning (HVAC). As described below, our business is conducted through three segments: Civil, Building and Specialty Contractors. These segments are determined based on how the Company’s Chairman and Chief Executive Officer (chief operating decision maker) aggregates business units when evaluating performance and allocating resources.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table sets forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2016 and 2015:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended September 30, 2016
Total revenue	$506,100	$560,795	$331,613	$1,398,508	$—		$1,398,508
Elimination of intersegment revenue	(47,277)	(18,253)	—	(65,530)	—		(65,530)
Revenue from external customers	$458,823	$542,542	$331,613	$1,332,978	$—		$1,332,978
Income from construction operations	$50,307	$13,296	$11,084	$74,687	$(13,768)	(a)	$60,919

Three Months Ended September 30, 2015
Total revenue	$604,317	$506,259	$325,365	$1,435,941	$—		$1,435,941
Elimination of intersegment revenue	(64,067)	(31,135)	—	(95,202)	—		(95,202)
Revenue from external customers	$540,250	$475,124	$325,365	$1,340,739	$—		$1,340,739
Income from construction operations	$43,183	$6,763	$4,741	$54,687	$(15,713)	(a)	$38,974

Nine Months Ended September 30, 2016
Total revenue	$1,378,531	$1,594,946	$932,288	$3,905,765	$—		$3,905,765
Elimination of intersegment revenue	(118,143)	(61,145)	—	(179,288)	—		(179,288)
Revenue from external customers	$1,260,388	$1,533,801	$932,288	$3,726,477	$—		$3,726,477
Income from construction operations	$129,028	$38,969	$25,910	$193,907	$(44,037)	(a)	$149,870

Nine Months Ended September 30, 2015
Total revenue	$1,570,553	$1,394,568	$945,181	$3,910,302	$—		$3,910,302
Elimination of intersegment revenue	(121,449)	(69,211)	—	(190,660)	—		(190,660)
Revenue from external customers	$1,449,104	$1,325,357	$945,181	$3,719,642	$—		$3,719,642
Income from construction operations	$120,106	$(8,107)	$29,008	$141,007	$(51,068)	(a)	$89,939

(a)	Consists primarily of corporate general and administrative expenses.

During the three months ended September 30, 2016, there were no material adjustments recorded. For the nine months ended September 30, 2016, the Company recorded net favorable adjustments in the first quarter totaling $3.0 million in income from construction operations ($0.04 per diluted share) for various Five Star Electric projects in New York in the Specialty Contractors segment. These included the following offsetting adjustments: a favorable adjustment of $14.0 million for a completed project ($0.17 per diluted share) and an unfavorable adjustment of $13.8 million for a project that is substantially complete ($0.17 per diluted share).

During the third quarter of 2015, the Company recorded an unfavorable adjustment totaling $23.9 million ($0.28 per diluted share) in the Civil segment for an adverse legal decision related to a long-standing litigation matter, for which the Company assumed liability as part of an acquisition in 2011. In the same quarter, the Company also recorded favorable adjustments totaling $13.7 million ($0.16 per diluted share) for a Civil segment runway reconstruction project related to the estimated cost to complete and the achievement of certain performance-based milestones, as well as unfavorable adjustments in the Specialty Contractors segment totaling $13.9 million ($0.16 per diluted share) related to a number of Five Star Electric projects in New York, none of which were individually material. During the nine months ended September 30, 2015, the Company recorded unfavorable adjustments totaling $21.4 million ($0.25 per diluted share) related to changes in the estimated cost to complete a certain Building segment project.

Income from construction operations for the three and nine months ended September 30, 2016 includes depreciation and amortization of $12.7 million and $33.3 million for the Civil segment, $0.5 million and $1.6 million for the Building segment, $1.2 million and $3.8 million for the Specialty Contractors segment and $2.9 million and $8.6 million for Corporate, respectively. Income from construction operations for the three and nine months ended September 30, 2015 includes depreciation and amortization of $5.6 million and $16.9 million for the Civil segment, $0.6 million and $2.1 million for the Building segment, $1.4 million and $4.1 million for the Specialty Contractors segment and $2.9 million and $7.9 million for Corporate, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Income from construction operations	$60,919	$38,974	$149,870	$89,939
Other income, net	2,048	6,195	5,214	6,098
Interest expense	(15,041)	(11,214)	(44,655)	(33,885)
Income before income taxes	$47,926	$33,955	$110,429	$62,152

Total assets by segment are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Civil	$2,082,218	$1,962,503
Building	895,198	797,386
Specialty Contractors	826,144	860,285
Corporate and other (a)	417,406	416,503
Total Assets	$4,220,966	$4,036,677

(a)	Consists principally of cash and cash equivalents as well as corporate transportation and other equipment.

(12)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective September 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth the net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest cost	$1,053	$1,008	$3,159	$3,030
Expected return on plan assets	(1,203)	(1,256)	(3,609)	(3,768)
Amortization (adjustment) of net loss	427	(1,417)	1,281	1,503
Other	150	—	450	—
Net periodic benefit cost	$427	$(1,665)	$1,281	$765

The Company contributed $1.3 million and $2.3 million to its defined benefit pension plan during the nine months ended September 30, 2016 and 2015, respectively. The Company expects to contribute an additional $0.5 million to its defined benefit pension plan during the remainder of fiscal year 2016.

(13)     Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Company’s obligations on its 2010 Notes are guaranteed by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the 2014 Credit Facility (the “Guarantors”). The guarantees are full and unconditional as well as joint and several. The Guarantors are wholly owned subsidiaries of the Company.

The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer of the senior unsecured notes, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$267,285	$1,141,731	$6,707	$(82,745)	$1,332,978
Cost of operations	(235,073)	(1,055,982)	—	82,745	(1,208,310)
Gross profit	32,212	85,749	6,707	—	124,668
General and administrative expenses	(22,443)	(40,843)	(463)	—	(63,749)
Income from construction operations	9,769	44,906	6,244	—	60,919
Equity in earnings of subsidiaries	32,052	—	—	(32,052)	—
Other income (expense), net	(185)	2,414	256	(437)	2,048
Interest expense	(14,954)	(524)	—	437	(15,041)
Income (Loss) before income taxes	26,682	46,796	6,500	(32,052)	47,926
Provision for income taxes	2,119	(18,643)	(2,601)	—	(19,125)
Net income (loss)	$28,801	$28,153	$3,899	$(32,052)	$28,801

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	(490)	—	—	490	—
Defined benefit pension plan adjustments	248	—	—	—	248
Foreign currency translation adjustment	—	(411)	—	—	(411)
Unrealized gain in fair value of investments	—	(79)	—	—	(79)
Unrealized loss in fair value of interest rate swap	—	—	—	—	—
Total other comprehensive (loss) income, net of tax	(242)	(490)	—	490	(242)

Total Comprehensive Income (Loss)	$28,559	$27,663	$3,899	$(31,562)	$28,559

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$309,777	$1,111,034	$5,240	$(85,312)	$1,340,739
Cost of operations	(258,061)	(1,067,789)	—	85,312	(1,240,538)
Gross profit	51,716	43,245	5,240	—	100,201
General and administrative expenses	(19,584)	(41,171)	(472)	—	(61,227)
Income from construction operations	32,132	2,074	4,768	—	38,974
Equity in earnings of subsidiaries	4,186	—	—	(4,186)	—
Other income (expense), net	4,693	1,375	127	—	6,195
Interest expense	(10,552)	(662)	—	—	(11,214)
Income (Loss) before income taxes	30,459	2,787	4,895	(4,186)	33,955
Provision for income taxes	(10,782)	(1,413)	(2,083)	—	(14,278)
Net income (loss)	$19,677	$1,374	$2,812	$(4,186)	$19,677

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	(1,377)	—	—	1,377	—
Defined benefit pension plan adjustments	—	—	—	—	—
Foreign currency translation adjustment	—	(1,375)	—	—	(1,375)
Unrealized loss in fair value of investments	—	(2)	—	—	(2)
Unrealized gain in fair value of interest rate swap	47	—	—	—	47
Total other comprehensive (loss) income, net of tax	(1,330)	(1,377)	—	1,377	(1,330)

Total Comprehensive Income (Loss)	$18,347	$(3)	$2,812	$(2,809)	$18,347

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$692,144	$3,263,059	$14,280	$(243,006)	$3,726,477
Cost of operations	(603,626)	(3,026,327)	—	243,006	(3,386,947)
Gross profit	88,518	236,732	14,280	—	339,530
General and administrative expenses	(62,141)	(126,118)	(1,401)	—	(189,660)
Income from construction operations	26,377	110,614	12,879	—	149,870
Equity in earnings of subsidiaries	75,474	—	—	(75,474)	—
Other income (expense), net	761	4,601	752	(900)	5,214
Interest expense	(43,834)	(1,721)	—	900	(44,655)
Income (Loss) before income taxes	58,778	113,494	13,631	(75,474)	110,429
Benefit (Provision) for income taxes	6,783	(46,113)	(5,538)	—	(44,868)
Net income (loss)	$65,561	$67,381	$8,093	$(75,474)	$65,561

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	37	—	—	(37)	—
Defined benefit pension plan adjustments	819	—	—	—	819
Foreign currency translation adjustment	—	261	—	—	261
Unrealized gain in fair value of investments	—	(224)	—	—	(224)
Unrealized loss in fair value of interest rate swap	(24)	—	—	—	(24)
Total other comprehensive (loss) income, net of tax	$832	$37	$—	$(37)	$832

Total Comprehensive Income (Loss)	$66,393	$67,418	$8,093	$(75,511)	$66,393

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$855,286	$3,061,903	$12,324	$(209,871)	$3,719,642
Cost of operations	(733,023)	(2,906,910)	—	209,871	(3,430,062)
Gross profit	122,263	154,993	12,324	—	289,580
General and administrative expenses	(69,908)	(128,322)	(1,411)	—	(199,641)
Income from construction operations	52,355	26,671	10,913	—	89,939
Equity in earnings of subsidiaries	22,712	—	—	(22,712)	—
Other income (expense), net	2,716	3,002	380	—	6,098
Interest expense	(31,507)	(2,378)	—	—	(33,885)
Income (Loss) before income taxes	46,276	27,295	11,293	(22,712)	62,152
Benefit (Provision) for income taxes	(9,696)	(11,230)	(4,646)	—	(25,572)
Net income (loss)	$36,580	$16,065	$6,647	$(22,712)	$36,580

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	(3,195)	—	—	3,195	—
Defined benefit pension plan adjustments	—	—	—	—	—
Foreign currency translation adjustment	—	(3,109)	—	—	(3,109)
Unrealized loss in fair value of investments	—	(86)	—	—	(86)
Unrealized gain in fair value of interest rate swap	152	—	—	—	152
Total other comprehensive (loss) income, net of tax	(3,043)	(3,195)	—	3,195	(3,043)

Total Comprehensive Income (Loss)	$33,537	$12,870	$6,647	$(19,517)	$33,537

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$86,618	$83,874	$252	$—	$170,744
Restricted cash	3,261	2,209	43,255	—	48,725
Accounts receivable	407,677	1,414,817	115,995	(219,804)	1,718,685
Costs and estimated earnings in excess of billings	121,897	757,976	152	(59,782)	820,243
Deferred income taxes	16,323	9,706	—	—	26,029
Other current assets	58,268	39,635	10,608	(43,000)	65,511
Total current assets	694,044	2,308,217	170,262	(322,586)	2,849,937
Property and equipment	85,639	402,823	3,866	—	492,328
Intercompany notes and receivables	—	201,270	—	(201,270)	—
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	93,883	—	—	93,883
Investment in subsidiaries	2,173,219	—	—	(2,173,219)	—
Other Assets	93,486	86,517	25,735	(5,926)	199,812
Total assets	$3,046,388	$3,677,716	$199,863	$(2,703,001)	$4,220,966

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$144,891	$24,006	$—	$(60,000)	$108,897
Accounts payable	228,144	921,046	2,460	(202,002)	949,648
Billings in excess of costs and estimated earnings	105,501	222,559	28,629	(22,634)	334,055
Accrued expenses and other current liabilities	106,499	92,474	48,320	(37,950)	209,343
Total current liabilities	585,035	1,260,085	79,409	(322,586)	1,601,943
Long-term debt, less current maturities	619,584	70,544	—	(5,926)	684,202
Deferred income taxes	49,645	211,828	22,338	—	283,811
Other long-term liabilities	106,106	2,301	18,559	—	126,966
Intercompany notes and advances payable	161,974	—	39,296	(201,270)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,524,044	2,132,958	40,261	(2,173,219)	1,524,044
Total liabilities and stockholders' equity	$3,046,388	$3,677,716	$199,863	$(2,703,001)	$4,220,966

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$65,561	$67,381	$8,093	$(75,474)	$65,561
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,747	26,338	210	—	47,295
Equity in earnings of subsidiaries	(75,474)	—	—	75,474	—
Share-based compensation expense	10,109	—	—	—	10,109
Excess income tax benefit from share-based compensation	(10)	—	—	—	(10)
Change in debt discount and deferred debt issuance costs	7,124	—	—	—	7,124
Deferred income taxes	(14,613)	5,977	—	—	(8,636)
Loss on sale of property and equipment	138	162	—	—	300
Other long-term liabilities	(2,032)	5,717	(12,240)	—	(8,555)
Other non-cash items	(1,107)	754	—	—	(353)
Changes in other components of working capital	(55,051)	50,106	(13,724)	—	(18,669)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(44,608)	156,435	(17,661)	—	94,166

Cash flows from investing activities:
Acquisition of property and equipment excluding financed purchases	(1,382)	(8,891)	—	—	(10,273)
Proceeds from sale of property and equipment	164	975	—	—	1,139
(Increase) decrease in intercompany advances	—	(64,502)	—	64,502	—
Change in restricted cash	108	1,074	(4,054)	—	(2,872)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,110)	(71,344)	(4,054)	64,502	(12,006)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	200,000	—	—	—	200,000
Proceeds from debt	997,708	5,384	—	—	1,003,092
Repayment of debt	(1,141,186)	(33,493)	—	—	(1,174,679)
Excess income tax benefit from share-based compensation	10	—	—	—	10
Issuance of common stock and effect of cashless exercise	(423)	—	—	—	(423)
Debt Issuance Costs	(14,868)	—	—	—	(14,868)
Increase (decrease) in intercompany advances	43,899	—	20,603	(64,502)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	85,140	(28,109)	20,603	(64,502)	13,132

Net (decrease) increase in cash and cash equivalents	39,422	56,982	(1,112)	—	95,292
Cash and cash equivalents at beginning of year	47,196	26,892	1,364	—	75,452
Cash and cash equivalents at end of period	$86,618	$83,874	$252	$—	$170,744

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$36,580	$16,065	$6,647	$(22,712)	$36,580
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,710	24,042	207	—	30,959
Equity in earnings of subsidiaries	(22,712)	—	—	22,712	—
Share-based compensation expense	17,064	—	—	—	17,064
Excess income tax benefit from stock-based compensation	(186)	—	—	—	(186)
Change in debt discount and deferred debt issuance costs	1,569	—	—	—	1,569
Deferred income taxes	(2,323)	10,450	(1,761)	—	6,366
(Gain) loss on sale of property and equipment	79	(900)	—	—	(821)
Other long-term liabilities	(1,480)	101	—	—	(1,379)
Other non-cash items	(4,856)	(836)	—	—	(5,692)
Changes in other components of working capital	(144,093)	114,658	(34,351)	—	(63,786)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(113,648)	163,580	(29,258)	—	20,674

Cash flows from investing activities:
Acquisition of property and equipment	(21,406)	(11,919)	(40)	—	(33,365)
Proceeds from sale of property and equipment	—	2,220	—	—	2,220
Decrease (increase) in intercompany advances	—	(127,690)	—	127,690	—
Change in restricted cash	—	1,266	4,532	—	5,798
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(21,406)	(136,123)	4,492	127,690	(25,347)

Cash flows from financing activities:
Proceeds from debt	678,622	(5,903)	—	—	672,719
Repayment of debt	(679,353)	(26,760)	—	—	(706,113)
Excess income tax benefit from stock-based compensation	186	—	—	—	186
Issuance of common stock and effect of cashless exercise	(808)	—	—	—	(808)
Increase (decrease) in intercompany advances	125,636	—	2,054	(127,690)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	124,283	(32,663)	2,054	(127,690)	(34,016)

Net (decrease) increase in cash and cash equivalents	(10,771)	(5,206)	(22,712)	—	(38,689)
Cash and cash equivalents at beginning of year	75,087	36,764	23,732	—	135,583
Cash and cash equivalents at end of period	$64,316	$31,558	$1,020	$—	$96,894

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at September 30, 2016 and the results of our operations for the three and nine months ended September 30, 2016 and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes contained herein, and the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

•	A significant slowdown or decline in economic conditions;
•	Increased competition and failure to secure new contracts;
•	Decreases in the level of government spending for infrastructure and other public projects;
•	Client cancellations of, or reductions in scope under, contracts reported in our backlog;
•	Inaccurate estimates of contract risks, revenue or costs, which may result in lower than anticipated profits, or losses;
•	Unfavorable outcomes of legal proceedings and failure to promptly recover significant working capital invested in projects subject to unresolved legal claims;
•	Failure to meet our obligations under our debt agreements;
•	The requirement to perform extra, or change order, work, resulting in disputes or claims or adversely affecting our working capital, profits and cash flows;
•

Failure to meet contractual schedule requirements, which could result in higher costs and reduced profits or, in some cases, exposure to financial liability for liquidated damages and/or damages to customers;

•	Inability to retain key members of our management, to hire and retain personnel required to complete projects or implement succession plans for key officers;
•	Possible systems and information technology interruptions;
•	Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;
•	Failure to comply with laws and regulations related to government contracts;
•	Impairments of our goodwill or other indefinite-lived intangible assets; and
•	Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses.

Executive Overview

Consolidated revenue for the three and nine months ended September 30, 2016 was  $1.3 billion and $3.7 billion, respectively, consistent with revenue for the same periods in 2015.

Income from construction operations for the three and nine months ended September 30, 2016 was $60.9 million and $149.9 million, respectively, an increase of $21.9 million, or 56%, and $59.9 million, or 67%,  compared to the same periods in 2015. The increase for both periods was principally due to prior year unfavorable adjustments in the Civil and Building segments, as well as improved operating performance in the Civil and Building segments and lower corporate general and administrative expenses. Improved operating performance in the Specialty Contractors segment also contributed to the increase for the third quarter of 2016. The prior year third quarter results were impacted by an unfavorable adjustment of $23.9 million pertaining to an adverse legal decision related to a long-standing Civil segment litigation matter. The prior year nine month period results were impacted by this same adjustment, as well as unfavorable adjustments in the Building segment totaling $21.4 million associated with the estimated cost to complete an office building project in New York.

The effective tax rate for the three and nine months ended September 30, 2016 was 39.9% and 40.6%, respectively, compared to 42.0% and 41.1% for three and nine months ended September 30, 2015. See Corporate, Tax and Other Matters below for a detailed discussion of the changes in the effective tax rate.

Earnings per diluted share for the three and nine months ended September 30, 2016 was $0.57 and $1.32,  respectively, compared to $0.40 and $0.74 for three and nine months ended September 30, 2015. The increase for both periods ended September 30, 2016 was primarily due to the same factors mentioned above, which resulted in increased income from construction operations.

Consolidated new awards for the three and nine months ended September 30, 2016 were $0.8 billion and $3.0 billion, respectively, compared to $1.1 billion and $3.4 billion for the three and nine months ended September 30, 2015. The Civil and Building segments were the major contributors to the new award activity in the nine months ended September 30, 2016.

Consolidated backlog as of September 30, 2016 was $6.7 billion, compared to $7.5 billion as of September 30, 2015. The decrease was attributable to revenue burn that outpaced new awards over the period for the Building and Specialty Contractors segments. As of September 30, 2016, the mix of backlog by segment was approximately 42%,  33% and 25% for the Civil, Building and Specialty Contractors segments, respectively.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2015 to September 30, 2016:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2015	Awards (a)	Recognized	September 30, 2016
Civil	$2,743.7	$1,316.1	$(1,260.4)	$2,799.4
Building	2,780.4	981.8	(1,533.8)	2,228.4
Specialty Contractors	1,941.0	659.8	(932.3)	1,668.5
Total	$7,465.1	$2,957.7	$(3,726.5)	$6,696.3

(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

The outlook remains favorable for growth over the next several years. In addition to our large volume of backlog, we expect significant new award activity based on long-term capital spending plans by various state, local and federal customers, favorable budget trends and popular, often bipartisan, support from public and elected officials for infrastructure investments. In addition, the $305 billion Fixing America’s Surface Transportation Act  (the “FAST Act”), enacted in December 2015, is expected to provide state and local agencies with federal funding for numerous highway, bridge and mass-transit projects through 2020. Furthermore, several very large, long-duration civil infrastructure programs with which we are already involved are progressing, such as California’s High-Speed Rail system and the New York Metropolitan Transportation Authority’s East Side Access project. Planning and early projects are also underway related to Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which will eventually bring a new rail tunnel beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, sustained low interest rates are expected to continue driving spending by private and public customers on building and infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see Results of Segment Operations and Corporate, Tax and Other Matters below.

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

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Revenue	$458.8	$540.2	$1,260.4	$1,449.1
Income from construction operations	50.3	43.2	129.0	120.1

Revenue for the three and nine months ended September 30, 2016 decreased 15% and 13%, respectively, compared to the same periods in 2015. The decrease for both periods was primarily driven by reduced activity on a runway reconstruction project in New York, completed in 2015, and a platform project at Hudson Yards in New York, which is nearing completion. The decrease was partially offset by increased activity on a large tunnel project in the state of Washington and a large mass-transit project in California.

Income from construction operations increased 16% for the three months ended September 30, 2016 and increased 7% for the nine months ended September 30, 2016. Favorable performance on the large mass-transit and tunnel projects noted above helped to mitigate the impact of lower revenue in both periods. In addition, the Civil segment’s prior year third quarter results were impacted by an adverse legal decision pertaining to a long-standing litigation matter for which the Company assumed liability as part of an acquisition in 2011 ($23.9 million), which was partially offset by favorable adjustments on the above mentioned runway reconstruction project related to the estimated cost to complete and the achievement of certain performance-based milestones ($13.7 million).

Operating margin was 11.0% and 10.2% for the three and nine months ended September 30, 2016, compared to 8.0% and 8.3% for the same periods in 2015. The margin increase for both periods was due principally to the factors mentioned above, which drove the decreased revenue and increased income from construction operations.

New awards in the Civil segment totaled $284 million and $1.3 billion for the three and nine months ended September 30, 2016, compared to $222 million and $697 million for the three and nine months ended September 30, 2015, respectively. New awards in the third quarter included a $107 million highway project in Virginia and a $54 million bridge project in Wisconsin.

Backlog for the Civil segment was $2.8 billion as of September 30, 2016, consistent with the level as of September 30, 2015. The segment continues to experience strong demand reflected in a large pipeline of prospective projects and supported by favorable budget trends, customers’ long-term spending plans and the FAST Act. In addition, there is popular, often bipartisan, support from public and elected officials for infrastructure investments. In particular, there are a number of large prospective civil projects that have been bid or will be bidding later in 2016, with subsequent awards anticipated in late 2016 or early 2017. We believe the Civil segment is well positioned to capture its share of these prospective projects, but faces continued strong competition.

Building Segment

Revenue and income from construction operations for the Building segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Revenue	$542.5	$475.1	$1,533.8	$1,325.4
Income (Loss) from construction operations	13.3	6.8	39.0	(8.1)

Revenue for the three and nine months ended September 30, 2016 increased 14% and 16%, respectively, compared to the same periods in 2015. The growth for both periods was primarily driven by increased activity on certain commercial office, hospitality and gaming, health care, and retail building projects in California,  partially offset by the impact of a hospitality and gaming project in Mississippi completed in 2015.

Income from construction operations increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015. The improvement in both periods was primarily due to unfavorable adjustments of $3.8 million and $21.4 million for the three and nine months ended September 30, 2015, respectively, related to changes in the estimates to complete an office building project in New York, as well as the increased activity discussed above.

Operating margin was 2.5% for both the three and nine months ended September 30, 2016, compared to 1.4%  and (0.6)% for the three and nine months ended September 30, 2015. The margin increase for both periods was primarily due to the reasons discussed above regarding changes in revenue and income from construction operations.

New awards in the Building segment totaled $270 million and $982 million for the three and nine months ended September 30, 2016, compared to $672 million and $1.8 billion for the three and nine months ended September 30, 2015. New awards in the third quarter of 2016 included a $120 million hospitality project in California. The decrease in new awards for the Building segment was due to the timing of certain large awards received in 2015 and new awards expected in the fourth quarter of 2016 and the first half of 2017.

Backlog for the Building segment was $2.2 billion as of September 30, 2016, compared to $2.7 billion as of September 30, 2015. We continue to experience strong demand in the Building segment, as evidenced by a large pipeline of prospective projects. Overall, we expect that demand for building projects will remain strong as a result of customer spending supported by sustained low interest rates; however, reduced demand for luxury condominiums in Florida and New York and commercial office space in New York could affect the segment’s prospective projects and the timing of new awards within these end markets. The Building segment is well positioned to capture its share of prospective projects based on its strong customer relationships and a reputation built over many years for excellence in delivering high-quality projects on time and within budget.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Revenue	$331.6	$325.4	$932.3	$945.1
Income from construction operations	11.1	4.7	25.9	29.0

Revenue for the three months ended September 30, 2016 increased slightly compared to the third quarter of 2015, and revenue for the nine months ended September 30, 2016 decreased modestly compared to the same period in 2015.

Income from construction operations increased 136% for the three months ended September 30, 2016 compared to the third quarter of 2015. The strong increase was due to improved performance on electrical projects in New York, partially offset by reduced activity on certain mechanical projects in California. The results of the Specialty Contractors segment for the third quarter of 2015 were impacted by unfavorable adjustments totaling $13.9 million related to a number of electrical projects in New York, none of which were individually material. Income from construction operations decreased 11% for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily due to nominal project charges recorded in the first six months of 2016 for certain electrical and mechanical projects in New York.

Operating margin was 3.3% and 2.8% for the three and nine months ended September 30, 2016, compared to 1.4% and 3.1% for the three and nine months ended September 30, 2015. The margin changes for each period were primarily due to the reasons discussed above that affected revenue and income from construction operations.

New awards in the Specialty Contractors segment totaled $206 million and $660 million for the three and nine months ended September 30, 2016, compared to $236 million and $912 million for the three and nine months ended September 30, 2015.

Backlog for the Specialty Contractors segment was $1.7 billion as of September 30, 2016, compared to $2.0 billion as of September 30, 2015. The Specialty Contractors segment has a significant pipeline of prospective projects, with demand for its services supported by strong continued spending on civil and building projects. The segment is well positioned to capture its share of prospective projects based on the size and scale of our business units that primarily operate in New York, Texas, California and Florida and our strong reputation for high-quality specialty contracting work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $13.8  million and $44.0 million during the three and nine months ended September 30, 2016, compared to $15.7 million and $51.1 million during the three and nine months ended September 30, 2015. The lower corporate general and administrative expenses in the third quarter of 2016 were due predominantly to reduced legal expenses. The lower corporate general and administrative expenses in the first nine months of 2016 were due principally to reduced share-based compensation and legal expenses.

Other Income (Expense), Interest Expense and Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Other income, net	$2.0	$6.2	$5.2	$6.1
Interest expense	(15.0)	(11.2)	(44.7)	(33.9)
Provision for income taxes	(19.1)	(14.3)	(44.9)	(25.6)

Other income net decreased by $4.2 million and $0.9 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to favorable accrual reductions made in 2015 for contingent consideration related to past business acquisitions.

Interest expense increased $3.8 million and $10.8 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase for the three months ended September 30, 2016 was primarily due to cash and non-cash interest expense on the Convertible Notes issued in June 2016, as well as an increase in non-cash interest expense associated with fees related to two amendments to the Company’s 2014 Credit Facility. The increase for the nine months ended September 30, 2016 was primarily due to the same factors that impacted the third quarter of 2016 and to higher net borrowing rates, which were 99 basis points higher for the nine months ended September 30, 2016 compared to the same period in 2015, partially offset by a $36.0 million reduction in the Company’s average year-over-year borrowings.

The effective income tax rate was 39.9% and 40.6% for the three and nine months ended September 30, 2016, compared to 42.0% and 41.1% for the comparable periods in 2015. The effective tax rate for the third quarter of 2016 was favorably impacted by various return-to-provision adjustments.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a $300 million revolving credit facility, which may be used for revolving loans, letters of credit and/or general purposes. We believe that for at least the next 12 months, cash generated from operations, together with our unused credit capacity of $139.3 million as of September 30, 2016 and our cash position, is sufficient to support our operating requirements.  Additionally, over the long-term we may, from time to time, use excess cash to repurchase our debt.

Cash and Working Capital

Cash and cash equivalents were $170.7 million as of September 30, 2016, compared to $75.5 million as of December 31, 2015. These were comprised of cash held by us and available for general corporate purposes of $84.2 million and $18.5 million, respectively, and our proportionate share of cash held by joint ventures, available only for joint venture-related uses including distributions to joint venture partners, of $86.5 million and $57.0 million, respectively. In addition, our restricted cash, held primarily to secure insurance-related contingent obligations, was $48.7 million as of September 30, 2016, compared to $45.9 million as of December 31, 2015.

During the first nine months ended September 30, 2016, net cash provided by operating activities was $94.2 million ($89.6 million of which was generated in the third quarter), due primarily to favorable operating results offset by changes in net investment in working capital. The change in working capital primarily reflects increases in accounts receivable (both trade accounts receivable and retention) related to billing activity, partly offset by a reduction of costs and estimated earnings in excess of billings, which management is continuing to resolve and collect. During the third quarter of 2016, trade accounts receivable declined by $49.8 million from the balance at June 30, 2016. During the first nine months ended September 30, 2015, $20.7 million in cash was provided from operating activities, primarily due to cash generated from earnings sources being mostly offset by increased net investment in working capital.

The $73.5 million improvement in cash flow from operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is reflective of improved year-over-year profitability and lower net investment in working capital resulting from improved collections. The improvement in cash generation for the first nine months of 2016 compared to 2015 is even more pronounced when considering there were significant collections by the Company in the first quarter of 2015 related to the settlement of a dispute at CityCenter in Las Vegas and a hospital in Santa Monica.

During the first nine months of 2016, we used $12.0 million of cash from investing activities, due primarily to the acquisition of property and equipment and a $2.9 million increase in restricted cash balances relating to the Company’s insurance programs, compared to the use of cash of $25.3 million for investing activities for the same period of 2015, which were primarily related to the acquisition of property and equipment and a $5.8 million reduction in restricted cash balances.

For the first nine months of 2016, net cash provided by financing activities was $13.1 million, which was due primarily to increased net borrowings of $28.4 million, partially offset by $14.9 million in debt issuance costs associated with amendments to the 2014 Credit Facility and the issuance of $200.0 million Convertible Notes. The net proceeds from the Convertible Notes were used to prepay $125.0 million of the borrowings outstanding under our Term Loan, pay down $69.0 million of borrowings outstanding under our 2014 Revolver and pay $6.0 million of fees related to the offering.  Net cash used in financing activities for the comparable period of 2015 was $34.0 million, which was primarily due to the pay down of debt under the 2014 Credit Facility.

At September 30, 2016, we had working capital of $1.2 billion, a ratio of current assets to current liabilities of 1.78 and a ratio of debt to equity of 0.52, compared to working capital of $1.2 billion, a ratio of current assets to current liabilities of 1.79 and a ratio of debt to equity of 0.58 at December 31, 2015.

Long-Term Debt

2014 Credit Facility

Under our 2014 Revolver, we had outstanding borrowings of $160.5 million as of September 30, 2016 and $158.0 million as of December 31, 2015. The 2014 Revolver balances reported on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 include unamortized debt issuance cost of $5.2 million and $2.2 million, respectively. We utilized the 2014 Revolver for letters of credit in the amount of $0.2 million as of September 30, 2016 and December 31, 2015, respectively.

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement, (the “Original Facility,” with subsequent amendments discussed herein, the “2014 Credit Facility”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2014 Credit Facility provides for a $300 million revolving credit facility (the “2014 Revolver”), a $250 million term loan (the “Term Loan”) and a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million, all maturing on May 1, 2018. Borrowings under both the 2014 Revolver and the Term Loan bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”), each plus an applicable margin.

During the first half of 2016, the Company entered into two amendments to the Original Facility (the “Amendments”): Waiver and Amendment No. 1, entered into on February 26, 2016 (“Amendment No.1”), and Consent and Amendment No. 2, entered into on June 8, 2016 (“Amendment No. 2”). In Amendment No. 1, the lenders waived the Company’s violation of its consolidated leverage ratio covenant and consolidated fixed charge coverage ratio covenant. These violations were the result of the Company’s financial results for the fiscal year ended December 31, 2015, which included the previously reported $23.9 million non-cash, pre-tax charge related to an adverse ruling on the Brightwater litigation matter in the third quarter of 2015 as well as $45.6 million of pre-tax charges in the third and fourth quarters of 2015 for various Five Star Electric projects. In Amendment No. 2, the lenders consented to the issuance of the Convertible Notes subject to certain conditions, including the prepayment of $125 million on the Term Loan and the paydown of $69 million on the 2014 Revolver, and consented to a potential sale transaction of one of the Company’s business units in its Building segment.

In addition to the Amendments’ provisions discussed above, the Amendments also modified other provisions and added new provisions to the Original Facility, and Amendment No. 2 superseded and modified some of the provisions of Amendment No. 1. The following reflects the more significant changes to the Original Facility and the results of the Amendments that are now reflected in the 2014 Credit Facility. Unless otherwise noted, the changes below were primarily the result of Amendment No. 1: (1) The Company may utilize LIBOR-based borrowings. (Amendment No. 1 precluded the use of LIBOR-based borrowings until the Company filed its compliance certificate for the fourth quarter of 2016; however, Amendment No. 2 negated this preclusion.) (2) The Company is subject to an increased rate on borrowings, with such rate being 100 basis points higher than the highest rate under the Original Facility if the Company’s consolidated leverage ratio is greater than 3.50:1.00 but not more than 4.00:1.00, and an additional 100 basis points higher if the Company’s consolidated leverage ratio is greater than 4.00:1.00. (3) The Company will be subject to increased commitment fees if the Company’s consolidated leverage ratio is greater than 3.50:1.00. (4) The impact of the Brightwater litigation matter is to be excluded from the calculation of the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio covenants. (5) Interest payments are due on a monthly basis; however, if the Company is in compliance with its consolidated leverage ratio and consolidated fixed charge coverage ratio covenants provided in the Original Facility as of December 31, 2016, the timing of interest payments will revert to the terms of the Original Facility. (6) The accordion feature of the Original Facility, which would have allowed either an increase of $300 million in the 2014 Revolver or the establishment of one or more new term loan commitments, is no longer available. (7) The Company’s maximum allowable consolidated leverage ratio was increased to 4.25:1.00 for the first, second and third quarters of 2016 after which it returns to the Original Facility’s range of 3.25:1.00 to 3.00:1.00. (Amendment No. 1 increased the Company’s maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the first quarter of 2016 and 4.0:1.0 for the second and third quarters of 2016. Amendment No. 2 increased the maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the second and third quarters of 2016.) (8) The Company is subject to additional covenants regarding its liquidity, including a cap on the cash balance in the Company’s bank account and a weekly minimum liquidity requirement (based on specified available cash balances and availability under the 2014 Revolver). (9) The Company is required to achieve certain quarterly cash collection milestones, which were eased somewhat in Amendment No. 2. (10) The Company is required to make additional quarterly principal payments, which will be applied to the Term Loan balloon payment, with some of the payments based on a percentage of certain forecasted cash collections for the prior quarter. This change will be effective beginning in the fourth quarter of 2016. (11) The lenders’ collateral package was increased by pledging to the lenders (i) the equity interests of each direct domestic subsidiary of the Company and (ii) 65% of the stock of each material first-tier foreign restricted subsidiary of the Company. (12) The 2014 Credit Facility will now mature on May 1, 2018, as opposed to maturity date of the Original Facility of June 5, 2019.

We were in compliance with all of the covenants under our 2014 Credit Facility as of September 30, 2016. The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2014 Credit Facility for the period, which are calculated on a four quarter rolling basis:

Twelve Months Ended September 30, 2016
	Actual	Required
Fixed charge coverage ratio	1.79 : 1.00	> or = 1.25 : 1.00
Leverage ratio	3.55 : 1.00	< or = 4.25 : 1.00

2010 Senior Notes

In October 2010, the Company issued $300 million of 7.625% Senior Notes due November 1, 2018, (the “2010 Notes”) in a private placement offering. Interest on the 2010 Notes is payable semi-annually on May 1 and November 1 of each year. The Company may redeem the 2010 Notes at par beginning on November 1, 2016. At the date of any redemption, any accrued and unpaid interest is also due.

Convertible Notes

On June 15, 2016, we completed an offering of $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of the Company. Interest on the Convertible Notes is payable on June 15 and December 15 of each year, commencing on December 15, 2016, until the maturity date. We used the proceeds to prepay $125.0 million of our Term Loan, pay down $69.0 million of our 2014 Revolver, and pay $6.0 million of fees related to the offering. For additional information regarding the terms of our Convertible Notes, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Aside from the discussion above, there have been no significant changes in our contractual obligations from that described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, we do not have any off-balance sheet financing or other arrangements with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise from such arrangements.

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

Item 5.  Other Information

Amended Employment Agreement with Mr. Frost

On November 1, 2016 (the “Effective Date”), the Company and Mr. Frost, the Company’s President and Chief Operating Officer, entered into an amended and restated employment agreement (the “Employment Agreement”) based on Mr. Frost’s previously disclosed February 2015 promotion. The Employment Agreement provides for, among other provisions, an additional cash payment of $250,000 during 2016 and will continue until December 31, 2017, subject to automatic extensions for successive 12-month terms unless notice of non-renewal is provided not less than 60 days before the subsequent extension.

The foregoing summary of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Employment Agreement, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

Exhibits	Description
10.1	Amended and Restated Employment Agreement, dated November 1, 2016 by and between James A. Frost and Tutor Perini Corporation.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation

Dated: November 2, 2016	By:	/s/Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer