Form 10-K
period 2016-12-31
TUTOR PERINI Corp
filed 2017-02-23
CIK 77543

FORM 10-K

United States Securities and Exchange Commission

Washington, DC 20549

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2016.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $900,681,219 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 17, 2017 was 49,222,934.

Documents Incorporated by Reference

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TUTOR PERINI CORPORATION

2016 ANNUAL REPORT ON FORM 10-K

PART I.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future and statements regarding future guidance or estimates and non-historical performance. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties are listed and discussed in Item 1A. Risk Factors, below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

General

Tutor Perini Corporation, formerly known as Perini Corporation, was incorporated in 1918 as a successor to businesses which had been engaged in providing construction services since 1894. Tutor Perini Corporation (together with its consolidated subsidiaries “Tutor Perini,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction company, based on revenue, as ranked by Engineering News-Record (“ENR”), offering diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our corporate headquarters are in Los Angeles (Sylmar), California, and we have various other principal office locations throughout the United States and certain U.S. territories (see Item 2. Properties for a listing of our major facilities). Our common stock is listed on the New York Stock Exchange under the symbol “TPC.” We are incorporated under the laws of the Commonwealth of Massachusetts.

We and our predecessors have provided construction services since 1894 and have established a strong reputation within our markets by executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work; concrete forming and placement; steel erection; electrical; mechanical; plumbing; and heating, ventilation and air conditioning (HVAC). During 2016, we performed work on more than 1,500 construction projects.

Our business is conducted through three segments: Civil, Building and Specialty Contractors, as described below in the “Business Segment Overview.”

We are recognized as one of the leading civil contractors in the United States, as evidenced by our past and current performance on several of the country’s largest mass-transit and transportation projects, such as the McCarran International Airport Terminal 3 in Las Vegas, the East Side Access project in New York City, the San Francisco Central Subway extension to Chinatown and major portions of the Red Line Subway project in Los Angeles. We are also recognized as one of the leading building contractors in the United States, as evidenced by our performance on several of the largest hospitality and gaming projects, including CityCenter and the Cosmopolitan Casino and Resort in Las Vegas.

In 2008, we embarked upon a strategy to better align our business to pursue markets with higher profit margins and the best long-term growth potential, while maintaining our presence as a leading contractor in the general building market. In September 2008, our predecessors, Perini Corporation and Tutor-Saliba Corporation (“Tutor-Saliba”), completed a merger which provided us with enhanced opportunities for growth not available to us on a stand-alone basis through increased size, scale, bonding capacity, immediate access to multiple geographic regions, management capabilities, complementary assets and expertise in large civil projects.

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

We believe our acquisitions have enabled us to realize cross-selling opportunities across an expanded geographic footprint, while continuing to focus on vertical integration through increased self-perform work capabilities, thus further improving profitability and providing greater stability during economic cycles.

Business Segment Overview

Civil Segment

Our Civil segment specializes in public works construction and the replacement and reconstruction of infrastructure across most of the major geographic regions of the United States. Our civil contracting services include construction and rehabilitation of highways, bridges, tunnels, mass-transit systems, and water management and wastewater treatment facilities.

The Civil segment is comprised of the Company’s legacy heavy civil construction operations (civil operations of our predecessors, Perini Corporation, Tutor-Saliba and its subsidiary, Black Construction) and the following three companies acquired by the Company in 2011: Frontier-Kemper, Lunda Construction, and Becho. Frontier-Kemper is a heavy civil contractor engaged in the construction of tunnels for highways, railroads, subways and rapid transit systems; the construction of shafts and other facilities for water supply, wastewater transport and hydroelectric projects; and the development and equipping of mines with innovative hoisting, elevator and vertical conveyance systems. Lunda Construction is a heavy civil contractor engaged in the construction, rehabilitation and maintenance of bridges, railroads and other civil structures throughout the United States. Becho is engaged in drilling, foundation and excavation support for shoring, bridges, piers, roads and highway projects, primarily in the southwestern United States. We believe that the Company has benefitted through these acquisitions by an expanded geographic presence, enhanced civil construction capabilities and the addition of experienced management with proven, successful track records.

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

In its 2016 rankings, ENR ranked us as the nation’s fourth largest domestic heavy contractor, fourth largest contractor in the transportation market and tenth largest contractor overall.

We believe the Civil segment provides significant opportunities for growth due to the age and condition of existing infrastructure coupled with large government funding sources aimed at the replacement and reconstruction of aging U.S. infrastructure and popular, often bipartisan, support from the public and elected officials for infrastructure improvement programs. Funding for major civil infrastructure projects is typically provided through a combination of one or more of the following: local, regional, state and federal loans; grants; other direct allocations sourced through tax revenue; bonds; and user fees.

We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed or are currently working on some of the most significant civil construction projects in the United States. For example, we are currently working on various segments of the East Side Access project in New York City; the first phase of the California High-Speed Rail project; the Alaskan Way Viaduct Replacement (SR-99 bored tunnel) project in Seattle, Washington; the Third Street Light Rail-Central Subway project in San Francisco, California; the platform over the eastern rail yard and the Amtrak Tunnel at Hudson Yards in New York City; and the rehabilitation of the Verrazano-Narrows Bridge in New York. We have also performed runway widening and reconstruction projects at the John F. Kennedy International Airport in Queens, New York, and completed the New Irvington Tunnel in Fremont, California,  the Caldecott Tunnel Fourth Bore project near Oakland, California, and express toll lanes along I-95 in Maryland. In January of 2017, a joint-venture team we are leading was awarded a $1.4 billion contract for the Purple Line Segment 2 expansion project in Los Angeles, California.

Building Segment

Our Building segment has significant experience providing services to a number of specialized building markets for private and public works customers, including the hospitality and gaming, transportation, health care, corporate and municipal offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech markets. We believe the success of the Building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules; elaborate designs; and advanced mechanical, electrical and life safety systems, while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

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

In its 2016 rankings, ENR ranked us as the sixth largest domestic building contractor. We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end resorts and casinos. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion could result in significant loss of revenue for the customer.

We have recently completed, or are currently working on, large private and public building projects across a wide array of building end markets, including commercial offices, multi-unit residential, health care, hospitality and gaming, transportation, education, and entertainment. Specific projects include a large technology research and development office building in northern California for a confidential technology customer; the Panorama Tower in Miami, Florida; Tower C and Tower D at Hudson Yards in New York City; the Washington Hospital expansion in Fremont, California; the Graton Rancheria Resort and Casino in Rohnert Park, California; the Chumash Casino Resort expansion in Santa Ynez, California; the Scarlet Pearl Casino Resort in D’Iberville, Mississippi; the Broadway Plaza retail development in Walnut Creek, California; Kaiser Hospital Buildings in San Leandro and Redwood City, California; and courthouses in San Bernardino and San Diego, California and Broward County, Florida. As a result of our reputation and track record, we were previously awarded and completed contracts for several marquee projects in the hospitality and gaming market, including the Resorts World New York Casino in Jamaica, New York, and CityCenter, the Cosmopolitan Resort and Casino, the Wynn Encore Hotel and Planet Hollywood, all in Las Vegas, Nevada. These projects span a wide array of building end markets and illustrate our Building segment’s résumé of successfully completed large-scale public and private projects.

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

The Specialty Contractors segment is comprised of several operating units that provide unique services in various regions of the United States. Five Star Electric is the largest electrical contractor in New York City, providing construction services in the electrical sector, including power, lighting, fire alarm, security, telecommunications, low voltage and wireless systems. Five Star Electric has established itself as an industry leader performing work in both the public and private sectors, including high-end residential, hotel and commercial towers, transportation, water treatment plants, schools and universities, health care, retail, sports and government facilities. Fisk Electric covers many of the major commercial, transportation and industrial electrical construction markets in the southwestern and southeastern United States, with the ability to cover other attractive markets nationwide. Fisk’s expertise is in technology design and the development of electrical and technology systems for major projects spanning a broad variety of project types, including commercial office buildings, sports arenas, hospitals, research laboratories, hotels and casinos, convention centers, manufacturing plants, refineries and water and wastewater treatment facilities. WDF, Nagelbush and Desert Mechanical each provide mechanical, plumbing, HVAC and fire protection services to a range of customers in a wide variety of markets, including transportation, commercial/industrial, schools and universities and residential. WDF is one of the largest mechanical contractors servicing the New York City metropolitan region, Nagelbush operates primarily in Florida, and Desert Mechanical operates primarily in the western United States. Superior Gunite specializes in pneumatically placed structural concrete utilized in infrastructure projects nationwide, such as bridges, dams, tunnels and retaining walls.

In its 2016 rankings, ENR ranked us as the fifth largest electrical contractor1, eleventh largest mechanical contractor and tenth largest specialty contractor1 in the United States. Through Five Star Electric and WDF, collectively, we are also the largest specialty contractor in the New York City metropolitan area.

1 This ranking represents the collective revenue of the Company’s specialty contracting subsidiaries as reported to ENR.

We have recently completed, or are currently working on, various electrical and mechanical projects at the World Trade Center and at Hudson Yards in New York City, two signal system modernization projects in New York City and electrical work for the new hospital at the University of Texas Southwestern Medical Center in Dallas, Texas. This segment has supported, or is currently supporting, several large projects in our Building and Civil segments, including the Alaskan Way Viaduct Replacement (SR-99 bored tunnel) project in Seattle, Washington; the McCarran International Airport Terminal 3 in Las Vegas, Nevada; the Resorts World New York Casino in Jamaica, New York; various segments of the Greenwich Street Corridor and East Side Access projects in New York City; the Caldecott Tunnel Fourth Bore project near Oakland, California; the New Irvington Tunnel in Fremont, California; and several marquee projects in the hospitality and gaming market, including CityCenter, the Cosmopolitan Resort and Casino and Planet Hollywood, all in Las Vegas, Nevada.

The majority of work performed by our Specialty Contractors units is contracted directly with state and local municipal agencies, real estate developers, general contractors, commercial and industrial customers and school districts; additionally, a smaller, but growing, component of its work is performed as a subcontractor to the our Building and Civil segments.

Markets and Customers

We provide diversified construction services to a variety of end markets and customers. The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2016, 2015 and 2014.

Revenue by Business Segment	Year Ended December 31,
(in thousands)	2016	2015	2014
Civil	$1,668,963	$1,889,907	$1,687,144
Building	2,069,841	1,802,535	1,503,837
Specialty Contractors	1,234,272	1,228,030	1,301,328
Total	$4,973,076	$4,920,472	$4,492,309

Civil Segment Revenue by End Market	Year Ended December 31,
(in thousands)	2016	2015	2014
Mass Transit	$547,913	$450,436	$534,110
Bridges	533,762	662,553	535,733
Highways	290,745	388,963	156,443
Other	296,543	387,955	460,858
Total	$1,668,963	$1,889,907	$1,687,144

Building Segment Revenue by End Market	Year Ended December 31,
(in thousands)	2016	2015	2014
Office	$441,591	$226,928	$2,722
Industrial and Commercial	271,480	266,921	90,194
Municipal and Government	262,022	335,762	300,274
Health Care Facilities	235,005	164,963	127,963
Hospitality and Gaming	216,224	250,757	101,819
Condominiums	193,755	125,949	115,251
Mixed Use	163,454	112,737	159,083
Education Facilities	157,808	186,944	337,062
Other	128,502	131,574	269,469
Total	$2,069,841	$1,802,535	$1,503,837

Specialty Contractors Segment Revenue by End Market	Year Ended December 31,
(in thousands)	2016	2015	2014
Condominiums	$239,937	$266,648	$105,670
Mass Transit	204,398	107,120	217,318
Industrial and Commercial	186,769	164,480	276,008
Transportation	164,468	149,971	61,288
Mixed Use	159,286	96,072	36,008
Education Facilities	80,476	195,647	230,645
Health Care Facilities	60,233	40,228	30,591
Wastewater Treatment	58,479	73,094	69,000
Other	80,226	134,770	274,800
Total	$1,234,272	$1,228,030	$1,301,328

Revenue by Customer Type	Year Ended December 31,
	2016	2015	2014
State and Local Agencies	49%	55%	56%
Private Owners	45%	40%	40%
Federal Agencies	6%	5%	4%
Total	100%	100%	100%

State and Local Agencies. Our state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. We provide services to our state and local customers primarily pursuant to contracts awarded through competitive bidding processes. Our building construction services for state and local government customers have included judicial and correctional facilities, schools and dormitories, health care facilities, convention centers, parking structures and other municipal buildings. The vast majority of our civil contracting and building construction services are provided in locations throughout the United States and its territories.

Private Owners. Our private customers include real estate developers, health care companies, technology companies, hospitality and gaming resort owners, Native American sovereign nations, public corporations and private universities. We provide services to our private customers through negotiated contract arrangements, as well as through competitive bids.

Federal Agencies. Our federal government customers include the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers, the U.S. Air Force and the National Park Service. We provide services to federal agencies primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure repairs or improvements. A portion of our revenue from federal agencies is derived from projects in overseas locations, which we expect to continue for the foreseeable future as a result of our experience and strong relationships with federal agencies, together with anticipated expenditures for defense, diplomatic and security-related construction work.

Most federal, state and local government contracts contain provisions that permit the termination of contracts, in whole or in part, for the convenience of the government, among other reasons.

For additional information on revenue and total assets by geographic location, see Note 10 of the Notes to Consolidated Financial Statements.

Backlog

Backlog in our industry is a measure of the total value of work that is remaining to be performed on contracts awarded. We include a construction project in our backlog when a contract is awarded or a letter of commitment is obtained and we believe adequate funding is in place. As a result, we believe our backlog is firm, and although cancellations or scope adjustments may occur, historically they have not been material. Our backlog by segment, end market and customer type is presented in the following tables:

Backlog by Business Segment	As of December 31,
(in thousands)	2016		2015
Civil	$2,672,126	43%	$2,743,708	37%
Building	1,981,193	32%	2,780,440	37%
Specialty Contractors	1,573,818	25%	1,940,981	26%
Total	$6,227,137	100%	$7,465,129	100%

We estimate that approximately $3.4 billion, or 54%, of our backlog as of December 31, 2016 will be recognized as revenue in 2017.

Civil Segment Backlog by End Market	As of December 31,
(in thousands)	2016		2015
Mass Transit	$1,853,117	69%	$1,455,194	53%
Highways	379,630	14%	505,998	18%
Bridges	297,810	11%	497,702	18%
Other	141,569	6%	284,814	11%
Total	$2,672,126	100%	$2,743,708	100%

Building Segment Backlog by End Market	As of December 31,
(in thousands)	2016		2015
Hospitality and Gaming	$517,017	26%	$67,530	2%
Office	342,034	17%	722,582	26%
Mixed Use	249,088	13%	340,086	12%
Municipal and Government	206,164	10%	337,273	12%
Health Care Facilities	192,280	10%	333,759	12%
Condominiums	169,366	9%	352,251	13%
Education Facilities	168,634	9%	233,414	8%
Industrial and Commercial	74,787	4%	250,511	9%
Other	61,823	2%	143,034	6%
Total	$1,981,193	100%	$2,780,440	100%

Specialty Contractors Segment Backlog by End Market	As of December 31,
(in thousands)	2016		2015
Mass Transit	$612,688	39%	$596,455	31%
Mixed Use	239,763	15%	262,941	14%
Condominiums	153,354	10%	272,061	14%
Industrial and Commercial	130,028	8%	180,957	9%
Transportation	105,990	7%	228,536	12%
Health Care Facilities	101,494	6%	47,862	2%
Education Facilities	83,897	5%	93,752	5%
Other	146,604	10%	258,417	13%
Total	$1,573,818	100%	$1,940,981	100%

Backlog by Customer Type	As of December 31,
	2016	2015
State and Local Agencies	57%	55%
Private Owners	36%	38%
Federal Agencies	7%	7%
Total	100%	100%

Types of Contracts

The contracting and management services we provide consist of planning and scheduling the manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms, plans and specifications contained in a construction contract. We provide these services by entering into traditional contracting arrangements as follows:

•

Fixed price or lump-sum contracts are most commonly used for projects in the Civil and Specialty Contractors segments and generally commit the Company to provide all of the resources required to complete a project for a fixed sum. Usually, fixed price contracts transfer more risk to the Company, but offer the opportunity for greater profits.

•

Guaranteed maximum price (“GMP”) contracts provide for a cost plus fee arrangement up to a maximum agreed upon price. These contracts place risks on the Company for amounts in excess of the GMP, but may permit an opportunity for greater profits than under cost plus fee contracts through sharing agreements with the owner on any cost savings that may be realized. Services provided by our Building segment to various private customers are often performed under GMP contracts.

•

Unit price contracts are most prevalent for projects in the Civil and Specialty Contractors segments and generally commit the Company to provide an undetermined number of units or components that comprise a project at a fixed price per unit. This approach shifts the risk of estimating the quantity of units required to the project owner, but the risk of increased cost per unit is borne by the Company, unless otherwise allowed for in the contract.

•

Cost plus fee contracts are used for many projects in the Building and Specialty Contractors segments. Cost plus fee contracts include cost plus fixed fee contracts and cost plus award fee contracts. Cost plus fixed fee contracts provide for reimbursement of approved project costs plus a fixed fee. Cost plus award fee contracts provide for reimbursement of the project costs plus a base fee, as well as an incentive fee based on cost and/or schedule performance. Cost plus fee contracts serve to minimize the Company’s financial risk, but may also limit profits.

Fixed price contracts account for a substantial portion of our revenue and are expected to continue to represent a sizeable percentage of both total revenue and backlog. The composition of revenue and backlog by type of contract for 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
Revenue	2016	2015	2014
Fixed price	47%	44%	60%
Guaranteed maximum price	28%	32%	24%
Unit price	11%	12%	7%
Cost plus fee and other	14%	12%	9%
	100%	100%	100%

	As of December 31,
Backlog	2016	2015
Fixed price	63%	55%
Guaranteed maximum price	21%	22%
Unit price	6%	7%
Cost plus fee and other	10%	16%
	100%	100%

Competition

The markets in which we compete include numerous competitors. In the small to mid-sized work that we have targeted, we have continued to experience strong pricing competition from our competitors. Much of the work that we target, however, is for larger, more complex projects where there are fewer active market participants because of the enhanced capabilities and resources required to perform the work. As a result, on these larger projects we typically face fewer competitors. Despite this, over the past two years we have seen increased competition especially from foreign competitors that have been pursuing major projects in the United States due to the relatively larger size and significant number of U.S. opportunities. We anticipate that the increased level of foreign competition will persist for the foreseeable future.

In our Civil segment, we compete principally with large civil construction firms, including (alphabetically) Dragados USA; Fluor Corporation; Granite Construction; Kiewit Corporation; Skanska USA; Traylor Bros., Inc.; and The Walsh Group. In our Building segment, we compete with a variety of national and regional contractors. Our primary competitors are (alphabetically) AECOM (through its acquisitions of Tishman Construction and Hunt Construction Group); Balfour Beatty Construction; Clark Construction Group; DPR Construction; Gilbane, Inc.; Hensel Phelps Construction Co.; McCarthy Building Companies, Inc.; Skanska USA; Suffolk Construction; and Turner Construction Company. In our Specialty Contractors segment, we compete principally with various regional and local electrical, mechanical and plumbing subcontractors. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record, schedule control, risk management and quality of work are key factors customers consider when awarding contracts.

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

In addition, some environmental laws, such as the U.S. federal “Superfund” law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former owners or operators or upon parties who generated waste at, or sent waste to, these sites, regardless of who owned the site at the time of the release or the lawfulness of the original disposal activity. Contaminants have been detected at some of the sites that we own and where we have worked as a contractor in the past, and we have incurred costs for the investigation and remediation of hazardous substances. We believe that our liabilities for these sites are not material, either individually or in the aggregate. We have pollution liability insurance coverage for such matters, and we receive indemnification from customers to cover the risks associated with environmental remediation.

Insurance and Bonding

All of our properties and equipment, as well as those of our joint ventures, are covered by insurance in amounts that we believe are consistent with our risk of loss and industry practice. Our wholly owned subsidiary, PCR Insurance Company, issues deductible reimbursement policies for subcontractor default insurance, auto liability, general liability and workers’ compensation insurance, allowing us to centralize our claims and risk management functions to reduce our insurance-related costs.

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

Employees

The number of our employees varies based on the number of active projects, the type and magnitude of those projects, as well as our position within the lifecycle of those projects. Our total number of employees as of December 31, 2016 was 11,603.

We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union crafts and are subject to various renewal dates. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects; accordingly, the expiration of any union contract in the next year is not expected to have any material impact on us. During the past several years, we have not experienced any significant work stoppages caused by our union employees.

Financial information about geographic areas is discussed in Note 10 to the Consolidated Financial Statements under the heading “Geographic Information.”

Available Information

Our website address is www.tutorperini.com. In the ‘‘Investor Relations’’ portion of our website, under “Financial Reports,” subsection “SEC Filings,” you may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and all amendments to those reports, as well as reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers. These reports are made available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (“SEC”). These reports, and any amendments to them, are also available at the Internet website of the SEC, www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. In order to obtain information about the operation of the Public Reference Room, you may call 1-800-732-0330. We also maintain various documents, including our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of the Committees of our Board of Directors in the “Corporate Governance” portion of our website.

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

Any significant decline in economic conditions in any of the markets we serve or uncertainty regarding the economic outlook, could result in a decline in demand for infrastructure projects and commercial building developments. In addition, any instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already under construction, could cause our customers to delay or cancel construction projects in our backlog or could create difficulties for customers to obtain adequate financing to fund new construction projects. Such consequences could have an adverse impact on our future operating results. Lastly, we are more susceptible to adverse economic conditions in New York and California, as a significant portion of our operations are concentrated in those states.

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

We are involved in various lawsuits, including the legal proceedings described under Note 7 of the Notes to Consolidated Financial Statements. Litigation is inherently uncertain, and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates, which are inherently subject to risks and uncertainties, regarding potential outcomes of legal proceedings in order to determine an appropriate contingent liability and charge to income. Any result that is materially different than our estimates could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, any adverse judgments could harm our reputation and preclude us from bidding on future projects.

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

Competition for new project awards is intense, and our failure to compete effectively could reduce our market share and profits.

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

As of December 31, 2016, our backlog of uncompleted construction work was approximately $6.2 billion. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, the cancellation or reduction in scope of any project in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under our debt agreements.

We currently have, and expect to continue to have, a substantial amount of indebtedness. As of December 31, 2016, we had total debt of $759.5 million. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in the agreements governing our indebtedness, an event of default could occur, causing the debt related to such agreement to become immediately due. If such acceleration occurs, we may not be able to repay such indebtedness as required. Since indebtedness under our Credit Agreement is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets and a negative impact on our operations. In addition, a failure to meet the terms of our Credit Agreement could result in a reduction of future borrowing capacity under the Credit Agreement, causing a loss of liquidity. A loss of liquidity could adversely impact our ability to execute projects in our backlog, obtain new projects, engage subcontractors, and attract and retain key employees.

Our actual results could differ from the assumptions and estimates used to prepare our financial statements.

In preparing our financial statements, we are required under accounting principles generally accepted in the United States (“GAAP”) to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include, but are not limited to:

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

The civil construction and public-works building markets are dependent on the amount of work funded by various government agencies, which depends on many factors, including the condition of the existing infrastructure and buildings; the need for new or expanded infrastructure and buildings; and federal, state and local government spending levels. As a result, our future operating results could be negatively impacted by any decrease in demand for public projects or decrease or delay in government funding, which could result from a variety of factors, including delays in the sale of voter-approved bonds, budget shortfalls, credit rating downgrades or long-term impairment in the ability of state and local governments to raise capital in the municipal bond market.

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

As part of our business, we enter into joint venture arrangements typically to jointly bid on and execute particular projects, thereby reducing our risk profile while enhancing the execution capability and financial reward of project teams. Success on these joint projects depends in large part on whether our joint-venture partners satisfy their contractual obligations. We and our joint-venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, reduce our profit on a project or, in some cases, result in a loss.

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

Conversion of our outstanding Convertible Notes could dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock.

Based on the terms of the indenture for the Convertible Notes, we may redeem the Convertible Notes in cash, shares of our common stock or a combination of the two. As a result, a conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion of the Convertible Notes could cause the price of our common stock to decline. In addition, the existence of the Convertible Notes may encourage short selling by market participants because a conversion of the Convertible Notes could depress the price of our common stock.

We may need to include the potential dilutive impact of our Convertible Notes in our diluted earnings per share calculation.

We currently intend to pay the principal amount of our Convertible Notes in cash; therefore, we have not included the potential dilutive effect of our Convertible Notes in our diluted earnings per share calculations. If, however, there is a change in future circumstances as a result of a decline in our projected cash flow or for other reasons, we may conclude at such time that it will be preferable to use shares to satisfy the Convertible Notes. Such a change in our intentions would result in the inclusion of the potential dilutive impact of the Convertible Notes in our diluted earnings per share calculation, which would result in a decrease in our diluted earnings per share.

Weather can significantly affect our revenue and profitability.

Inclement weather conditions, such as significant storms and unusual temperatures, can impact our ability to perform work. Adverse weather conditions can cause delays and increases in project costs, resulting in variability in our revenue and profitability.

Our international operations expose us to economic, political and other risks, as well as uncertainty related to U.S. Government funding, which could adversely affect our revenue and earnings. In addition, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

For the year ended December 31, 2016, we derived approximately $170.7 million of revenue from our work on projects located outside of the United States. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including political risks; risks of loss due to acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenue and income from construction operations in key international markets.

The U.S. federal government has approved various spending bills for the construction of defense- and diplomacy-related projects and has allocated significant funds to the defense of U.S. interests around the world from the threat of terrorism. The federal government has also approved funds for development in conjunction with the relocation of military personnel into Guam. However, federal government funding levels for construction projects in the Middle East have decreased significantly over the past several years as the U.S. government has reduced the number of military troops and support personnel in the region. As a result, we have seen a decrease in the number and size of federal government projects available to us in this region. Any decrease in U.S. federal government funding for projects in Guam or in other U.S. Territories or countries in which we are pursuing work may result in project delays or cancellations, which could reduce our revenue and earnings.

Finally, the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, there is no assurance that our internal control policies and procedures will protect us from circumstances or actions that could result in possible criminal penalties or other sanctions, including contract cancellations or debarment and loss of reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.

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

We had approximately $635.4 million of goodwill and indefinite-lived intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2016. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and regard highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record impairment charge, which could have a material impact on our consolidated financial statements.

Conflicts of interest may arise involving certain of our directors.

As of December 31, 2016, our chairman and chief executive officer, Ronald N. Tutor, and three trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 18% of the outstanding shares of our common stock. Under the terms of Mr. Tutor’s employment agreement, he has the right to designate one nominee for election as a member of the Company’s Board of Directors so long as the Tutor Group owns at least 11.25% of the outstanding shares of the Company’s common stock. As of the date of this Form 10-K, there are 10 current directors, one of whom was appointed by Mr. Tutor in November 2013. Mr. Tutor will be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a shareholder vote, such as a merger or a sale of the Company or its assets. This concentration of ownership and influence in management and Board decision-making also could harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have office facilities and equipment yards in the following locations, which we believe are suitable and adequate for our current needs:

Offices	Owned or Leased by Tutor Perini	Business Segment(s)
Los Angeles (Sylmar), CA	Leased	Corporate, Civil & Specialty Contractors
Barricada, Guam	Owned	Civil
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Fort Lauderdale, FL	Leased	Building & Specialty Contractors
Framingham, MA	Owned	Building
Gulfport, MS	Owned	Building
Henderson, NV	Owned	Building & Specialty Contractors
Houston, TX	Owned	Specialty Contractors
Jessup, MD	Owned	Civil
Lakeview Terrace, CA	Leased	Specialty Contractors
Mount Vernon, NY	Leased	Specialty Contractors
New Rochelle, NY	Owned	Civil
Ozone Park, NY	Leased	Specialty Contractors
Philadelphia, PA	Leased	Building
Redwood City, CA	Leased	Building

Equipment Yards	Owned or Leased by Tutor Perini	Business Segment(s)
Black River Falls, WI	Owned	Civil
Fontana, CA	Leased	Civil
Jessup, MD	Owned	Civil
Lakeview Terrace, CA	Leased	Specialty Contractors
Peekskill, NY	Owned	Civil
Stockton, CA	Owned	Building

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings are set forth in Note 7 of the Notes to Consolidated Financial Statements and are incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

We do not own or operate any mines; however, we may be considered a  mine operator under the Federal Mine Safety and Health Act of 1977 because we provide construction-related services for customers in the mining industry.  Accordingly, we provide information concerning mine safety violations and other mining regulation matters in Exhibit 95 to this Form 10-K. For the year ended December 31, 2016, revenue from mine construction services was $18.8  million.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “TPC.”  The quarterly market high and low sales prices for our common stock in 2016 and 2015 were as follows:

	2016		2015
Market Price Range per Common Share:	High	Low	High	Low
Quarter Ended
March 31	$16.64	$10.16	$26.71	$20.24
June 30	$24.17	$14.35	$24.74	$20.50
September 30	$25.98	$19.80	$21.86	$14.95
December 31	$30.20	$18.05	$19.57	$15.20

Holders

At February 17, 2017, there were 427 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners.

Dividends and Issuer Purchases of Equity Securities

We did not pay dividends or repurchase stock during the year ended December 31, 2016;  we do not have any immediate plans to do so. Furthermore, our current debt agreements restrict us from paying dividends or repurchasing stock.

Issuance of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on our Common Stock relative to the cumulative total returns of the NYSE Composite Index and the Dow Jones Heavy Construction Index (“DJ Heavy Construction Index”). We selected the DJ Heavy Construction Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2011 in each of our Common Stock, the NYSE Composite Index and the DJ Heavy Construction Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our Common Stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Tutor Perini Corp
NYSE Composite Index
DJ Heavy Construction Index
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
2011
2012
2013
2014
2015
2016

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 15. Exhibits and Financial Statement Schedules in this Annual Report. The following tables present selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15. Exhibits and Financial Statement Schedules.

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
CONSOLIDATED OPERATING RESULTS
Revenue:
Civil	$1,668,963	$1,889,907	$1,687,144	$1,441,416	$1,335,993
Building	2,069,841	1,802,535	1,503,837	1,551,979	1,592,441
Specialty Contractors	1,234,272	1,228,030	1,301,328	1,182,277	1,183,037
Total	4,973,076	4,920,472	4,492,309	4,175,672	4,111,471
Cost of operations	(4,515,886)	(4,564,219)	(3,986,867)	(3,708,768)	(3,696,339)
Gross profit	457,190	356,253	505,442	466,904	415,132
General and administrative expenses	(255,270)	(250,840)	(263,752)	(263,082)	(260,369)
Goodwill and intangible asset impairment	—	—	—	—	(376,574)
Income (Loss) from construction operations	201,920	105,413	241,690	203,822	(221,811)
Other income (expense), net	6,977	13,569	(8,217)	(16,692)	(234)
Interest expense	(59,782)	(45,143)	(46,035)	(47,515)	(45,797)
Income (Loss) before income taxes	149,115	73,839	187,438	139,615	(267,842)
(Provision) Benefit for income taxes	(53,293)	(28,547)	(79,502)	(52,319)	2,442
Net income (loss)	$95,822	$45,292	$107,936	$87,296	$(265,400)

Earnings (Loss) per share of common stock:
Basic	$1.95	$0.92	$2.22	$1.82	$(5.59)
Diluted (a)	$1.92	$0.91	$2.20	$1.80	$(5.59)

Weighted-average common shares outstanding:
Basic	49,150	48,981	48,562	47,851	47,470
Diluted	49,864	49,666	49,114	48,589	47,470

(a)

During the year ended December 31, 2015, the Company had a decrease of $0.53 per diluted share due to unfavorable adjustments on various Five Star Electric projects in the Specialty Contractors segment. In addition, there was a decrease of $0.28 per diluted share due to unfavorable adjustments to the estimated cost to complete a Building segment project in New York. The Company’s 2015 results were also impacted by an unfavorable adjustment for an adverse legal decision related to a long-standing litigation matter in the Civil segment, which resulted in a decrease of $0.28 per diluted share. Furthermore, the Company recorded favorable adjustments for a Civil segment runway reconstruction project, which resulted in an increase of $0.16 per diluted share in 2015.

The Company's results for the year ended December 31, 2014 included a positive impact related to changes in the estimated recoveries for two Civil segment projects and a Building segment hospitality and gaming project, resulting in a $0.33 increase per diluted share.

The Company's diluted EPS during the years ended December 31, 2013 and 2012 were positively impacted by $0.18 and $0.16, respectively, because of changes in the estimated recovery for the same hospitality and gaming project.

	As of and For the Year Ended December 31,
(In thousands, except ratios and percentages)	2016	2015	2014	2013	2012
CONSOLIDATED FINANCIAL POSITION
Current assets	$2,837,756	$2,608,939	$2,454,594	$2,077,680	$1,971,776
Current liabilities	1,518,943	1,448,819	1,344,447	1,288,235	1,228,266
Working capital	$1,318,813	$1,160,120	$1,110,147	$789,445	$743,510
Current ratio	1.87	1.80	1.83	1.61	1.61

Property and equipment, net	$477,626	$523,525	$527,602	$498,125	$485,095
Total assets	4,038,620	3,861,300	3,711,450	3,358,663	3,246,216
Capitalization:
Total debt	759,519	817,684	857,791	726,171	726,807
Stockholders’ equity	1,553,023	1,420,227	1,365,505	1,247,535	1,143,864
Total capitalization	$2,312,542	$2,237,911	$2,223,296	$1,973,706	$1,870,671
Total debt as a percentage of total capitalization	33%	37%	39%	37%	39%
Ratio of debt to equity	0.49	0.58	0.63	0.58	0.64
Shareholders' equity per common share	$31.56	$28.94	$28.06	$25.76	$24.05
OTHER DATA
Backlog at year end	$6,227,137	$7,465,129	$7,831,725	$6,954,287	$5,603,624
New awards	3,735,084	4,553,877	5,369,747	5,526,335	3,606,818
Capital expenditures	15,743	35,912	75,829	59,049	43,402
Net cash provided by (used in) operating activities	113,336	14,072	(56,678)	50,728	(67,863)
Net cash used in investing activities	(18,495)	(32,415)	(26,957)	(43,574)	(16,855)
Net cash (used in) provided by financing activities	(24,190)	(41,788)	99,295	(55,287)	48,534

We have changed the presentation of certain items in our consolidated financial statements as of and for the year ended December 31, 2015, 2014, 2013 and 2012 for the following items: (1) Subsequent to the issuance of our 2015 consolidated financial statements we identified that certain immaterial classification adjustments, related to the offsetting of deferred assets and liabilities by tax jurisdiction, were necessary to correct the error in the classification of deferred tax assets and liabilities. See Note 6 of the Notes to Consolidated Financial Statements for additional details. (2) We early adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Subtopic 740-10), which requires companies to retrospectively present all deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. (3) During 2016, we retrospectively adopted Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which requires companies to present in the balance sheet debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In addition, the amortization of debt discounts is required to be presented as a component of interest expense.

The aggregate impact of the changes discussed above is as follows:

	As of and For the Year Ended December 31,
(In thousands, except ratios)	2015	2014	2013	2012
Other income (expense), net, as previously reported	$12,453	$(9,536)	$(18,575)	$(1,857)
Reclass amortization of deferred debt cost to interest expense	1,116	1,319	1,883	1,623
Other income (expense), net, as restated	$13,569	$(8,217)	$(16,692)	$(234)

Interest expense, as previously reported	$(44,027)	$(44,716)	$(45,632)	$(44,174)
Reclass amortization of deferred debt cost to interest expense	(1,116)	(1,319)	(1,883)	(1,623)
Interest expense, as restated	$(45,143)	$(46,035)	$(47,515)	$(45,797)

Current asset, as previously reported	$2,635,245	$2,472,556	$2,085,920	$1,981,847
Classification adjustments	(24,889)	(14,129)	(8,184)	(6,004)
Reclass current deferred tax assets to non-current deferred tax assets	(1,417)	(3,833)	(56)	(4,067)
Current asset, as restated	$2,608,939	$2,454,594	$2,077,680	$1,971,776

Current liabilities, as previously reported	$1,473,708	$1,358,576	$1,298,486	$1,234,270
Classification adjustments	(24,889)	(14,129)	(8,184)	(6,004)
Reclass current deferred tax liabilities to non-current deferred tax liabilities	—	—	(2,067)	—
Current liabilities, as restated	$1,448,819	$1,344,447	$1,288,235	$1,228,266

Total assets, as previously reported	$4,042,441	$3,773,315	$3,397,438	$3,296,410
Classification adjustments	(173,960)	(50,754)	(31,061)	(35,844)
Reclass non-current deferred tax assets to non-current deferred tax liabilities	(1,417)	(3,543)	(1)	(4,067)
Reclass deferred debt cost to long-term debt	(5,764)	(7,568)	(7,713)	(10,283)
Total assets, as restated	$3,861,300	$3,711,450	$3,358,663	$3,246,216

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

Executive Overview

Consolidated revenue for 2016 was $5.0 billion compared to $4.9 billion for 2015. The modest improvement was attributable to higher volume in our Building segment, driven by various building projects primarily in California.

Consolidated revenue for 2015 was $4.9 billion compared to $4.5 billion for 2014. The growth was driven by increased volume in our Building and Civil segments, with various building projects in California and two large mass-transit projects in New York being the largest contributors.

Income from construction operations for 2016 was $201.9 million compared to $105.4 million for 2015. The strong increase was primarily due to significantly improved operating performance in all segments. The prior year included various unfavorable adjustments, as discussed in the next paragraph.

Income from construction operations for 2015 was $105.4 million compared to $241.7 million for 2014. The decrease was primarily due to significant project charges recorded for various Five Star Electric projects in New York in the Specialty Contractors segment, decreased activity on certain higher-margin civil projects, unfavorable adjustments related to the estimate of costs to complete an office building project in New York and the adverse Brightwater litigation-related charge for a legacy civil project.

The effective tax rate was 35.7%,  38.7% and 42.4% for 2016,  2015 and 2014, respectively. The 2016 rate was favorably impacted by rate changes associated with a shift in revenue mix between states affecting state apportionment, as well as various return-to-provision and deferred tax adjustments related to depreciation. The 2015 rate was favorably impacted by the resolution of certain state tax matters. The 2014 rate was unfavorably impacted by increased activity in higher state tax jurisdictions and higher non-deductible compensation expense.

Earnings per diluted share was $1.92,  $0.91 and $2.20 in 2016,  2015 and 2014, respectively. The strong earnings growth in 2016 was due to significantly improved operating performance in all segments, as discussed above. The primary reasons for the earnings decline in 2015 were the various above-mentioned unfavorable adjustments that impacted income from construction operations during that year.

Cash flow from operations was $113.3 million in 2016 compared to $14.1 million in 2015, and compared to a use of cash from operations of $56.7 million in 2014. The strong improvement in operating cash generation in 2016 was due to significant progress achieved on the Company’s initiative to focus on cash flow and the reduction of unbilled costs through more timely project billings and collections, and resolution and subsequent invoicing of unapproved change orders and claims. In 2016, for the first time in eight years, the Company’s cash flow from operations exceeded its net income for the year.

Consolidated new awards in 2016 were $3.7 billion compared to $4.6 billion in 2015 and $5.4 billion in 2014. The Civil and Building segments were the major contributors of new awards during 2016. The Building segment was the major contributor of new awards during 2015. New awards in 2014 were generally balanced across all three segments, with the Building segment contributing a modestly higher volume.

Consolidated backlog was $6.2 billion, $7.5 billion and $7.8 billion as of December 31, 2016,  2015 and 2014, respectively. The backlog at the end of 2016 was the result of revenue burn during the year that outpaced new awards in the Building and Specialty Contractors segments, and closely tracked new awards in the Civil segment. As of December 31, 2016, the mix of backlog by segment was approximately 43%,  32% and 25% for the Civil, Building and Specialty Contractors segments, respectively. The Company was awarded a $1.4 billion joint-venture mass-transit project in January 2017 that the Company will consolidate in its financial results starting in the first quarter of 2017. The backlog at the end of 2015 was primarily due to significant new awards in the Building segment, partially offset by revenue burn that outpaced new awards in the Civil and Specialty Contractors segments.

Projects in the Civil segment’s backlog typically convert to revenue over a period of three to five years, whereas projects for the Building and Specialty Contractors segments typically convert to revenue over a period of one to three years. We estimate that approximately $3.4 billion, or 54%,  of our backlog as of December 31, 2016 will be recognized as revenue in 2017.

The following table presents the changes in backlog in 2016:

	Backlog at		Revenue	Backlog at
	December 31,	New Awards	Recognized	December 31,
(in millions)	2015	in 2016 (a)	in 2016	2016
Civil	$2,743.7	$1,597.4	$(1,669.0)	$2,672.1
Building	2,780.4	1,270.6	(2,069.8)	1,981.2
Specialty Contractors	1,941.0	867.1	(1,234.3)	1,573.8
Total	$7,465.1	$3,735.1	$(4,973.1)	$6,227.1

(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

The outlook for our Company’s growth over the next several years is the most favorable it has been in many years, particularly in the Civil segment. In addition to our large volume of backlog, we expect significant new award activity based on long-term capital spending plans by various state, local and federal customers, and typically bipartisan support for infrastructure investments. In the November 2016 U.S. election, voters in numerous states approved dozens of transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over the next 40 years, and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over the next 25 years for regional transportation projects. In addition, the Trump administration envisions a significant infrastructure investment program, has identified a priority list containing dozens of “emergency and national security” projects and is preparing to present its infrastructure plan for approval and funding. Furthermore, the $305-billion Fixing America’s Surface Transportation (FAST) Act, which was approved in late 2015, is expected to provide state and local agencies with federal funding for numerous highway, bridge and mass-transit projects through 2020. Several large, long-duration civil infrastructure programs with which we are already involved are also progressing, such as California’s High-Speed Rail system and the New York Metropolitan Transportation Authority’s East Side Access project. Planning and permitting are also underway related to Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which will eventually bring new rail tunnels beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, sustained low interest rates and capital costs are expected to drive high demand and continued spending by private and public customers on building infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see “Results of Segment Operations,” “Corporate, Tax and Other Matters” and “Liquidity and Financial Condition” below.

Results of Segment Operations

The Company provides professional services consisting of construction management, including specialty construction services involving electrical, mechanical, HVAC, plumbing and pneumatically placed concrete, to private and public customers primarily in the United States and its territories and in certain other international locations. The Company’s three principal business segments are as follows: Civil, Building and Specialty Contractors. For more information on these business segments, see “Item 1. – Business” above.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Revenue	$1,669.0	$1,889.9	$1,687.1
Income from construction operations	172.7	145.2	220.6

Revenue for 2016 decreased 12% compared to 2015, principally due to the prior-year completion of a large runway reconstruction project in New York and reduced activity in 2016 on a platform project at Hudson Yards in New York, which is nearing completion. The decrease was partially offset by increased activity on various projects, including a large tunnel project in Seattle, Washington and a large mass-transit project in California. Revenue for 2015 increased 12% compared to 2014, principally due to progress on many projects in the New York area, including the CM006 and CS179 mass-transit projects, and increased activity on various bridge projects in the Midwest. This increase was partially offset by decreased activity on certain tunnel projects on the West Coast.

Income from construction operations increased 19% in 2016 compared to 2015, due to improved operating performance and because the prior-year results included the Brightwater litigation-related charge of $23.9 million. The increase was partially offset by the impact of the reduced volume discussed above. Income from construction operations declined 34% in 2015 compared to 2014 primarily due to reduced activity on certain higher-margin projects, the aforementioned Brightwater litigation-related charge, decreased activity on certain tunnel projects on the West Coast and net favorable adjustments in 2014 of $16.5 million due to anticipated recoveries associated with two legal rulings. The decline was partially offset by increased activity, as well as favorable adjustments in 2015 totaling $13.7 million on the runway reconstruction project in New York.

Operating margin was 10.3% in 2016, compared to 7.7% in 2015 and 13.1% in 2014. The increase in operating margin in 2016 was primarily due to the reasons discussed above that impacted revenue and income from construction operations. The margin decline in 2015 was also due to the reasons discussed above regarding changes in revenue and income from construction operations. Excluding the Brightwater litigation-related charge and favorable adjustments for the runway project in New York, operating margin in 2015 was 8.2%. Our 2014 performance benefitted from significant work performed on certain higher-margin projects.

New awards in the Civil segment totaled $1.6 billion in 2016, $1.1 billion in 2015 and $1.7 billion in 2014. New awards in 2016 included a $663 million mass-transit project in New York, approximately $277 million of new bridge projects in the Midwest, the Company’s share of $244 million of additional contract scope for a mass-transit project in California, a $107 million highway project in Virginia and a $97 million airport terminal expansion project in Guam. New awards in 2015 included a mass-transit project in New York valued at $80 million, highway projects in Delaware, Maryland and Pennsylvania valued at $70 million, $60 million and $58 million, respectively, and a tunnel extension project in New York worth $56 million. New awards in 2014 included two mass-transit projects in New York collectively valued at $844 million, a runway reconstruction project in New York valued at $243 million and three bridge projects in Wisconsin and Minnesota collectively valued at $181 million.

Backlog for the Civil segment was $2.7 billion as of December 31, 2016, consistent with $2.7 billion as of December 31, 2015 and compared to $3.6 billion as of December 31, 2014. Civil segment backlog is expected to grow in early 2017, primarily the result of a new award in January 2017 for a $1.4 billion joint-venture mass-transit project in Los Angeles that the Company will consolidate in its financial results starting in the first quarter of 2017. The segment continues to experience strong demand reflected in a large pipeline of prospective projects and substantial anticipated funding associated with various transportation measures that were voter-approved during the November 2016 election; the Trump administration’s considerable, expected infrastructure investment program; public agencies’ long-term spending plans; and the $305-billion FAST Act. The Civil segment is well-positioned to capture its share of these prospective projects. The segment, however, faces continued strong competition, including occasional aggressive bids from foreign competitors.

Building Segment

Revenue and income from construction operations for the Building segment are summarized as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Revenue	$2,069.8	$1,802.5	$1,503.8
(Loss) Income from construction operations	51.6	(1.2)	24.7

Revenue for 2016 increased  15% compared to 2015, principally due to increased activity on various commercial office, technology, health care, hospitality and gaming, and retail building projects in California. This increase was partially offset by the completion in 2015 of a hospitality and gaming project in Mississippi. Revenue for 2015 increased 20% compared to 2014, primarily driven by increased activity on various commercial office, technology, government, education and retail building projects in California.

Income from construction operations increased considerably in 2016 compared to 2015, when the segment experienced a slight loss. The strong increase was due to improved operating performance and prior-year unfavorable adjustments, totaling $24.3 million, to the estimated cost to complete an office building project in New York. Income from construction operations declined in 2015 compared to 2014, primarily due to the above-mentioned unfavorable adjustments and favorable adjustments in 2014 totaling $11.4 million for a large hospitality and gaming project.

Operating margin was 2.5% in 2016, compared to (0.1)% in 2015 and 1.6% in 2014. The notable margin improvement in 2016 was due to the above-mentioned factors that drove the changes in revenue and income from construction operations. The margin decline in 2015 was principally due to the factors discussed above that caused the significant decline in income from construction operations.

New awards in the Building segment totaled $1.3 billion in 2016, $2.4 billion in 2015 and $1.9 billion in 2014. New awards in 2016 included a hospitality and gaming project in California and another in Maryland, collectively valued at $372 million; a hospitality project in California valued at $120 million; and a multi-unit residential project in Florida valued at $72 million. New awards in 2015 included a technology research and development office project valued at $800 million and $230 million of incremental funding for a biotechnology project, both in California, and a hospitality project in Pennsylvania worth $239 million. New awards in 2014 included a multi-unit residential project in Florida worth $255 million, two hospitality and gaming projects in Mississippi and California collectively valued at $225 million and a health care project in California valued at $211 million.

Backlog for the Building segment was $2.0 billion as of December 31, 2016, compared to $2.8 billion as of December 31, 2015 and $2.2 billion as of December 31, 2014. The backlog decline in 2016 was due to strong revenue burn that outpaced new awards during the year. The Building segment continues to have a large pipeline of prospective projects, some of which have already been bid and are expected to be selected and awarded by customers during the first half of 2017. Strong demand is expected to continue due to ongoing customer spending, supported by a low interest rate environment. The Building segment is well-positioned to capture its share of prospective projects based on its strong customer relationships and long-term reputation for excellence in delivering high-quality projects on time and within budget.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are summarized as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Revenue	$1,234.3	$1,228.0	$1,301.4
Income from construction operations	37.9	15.7	51.0

Revenue for 2016 increased slightly compared to 2015. Increased activity on two electrical projects in the western United States and electrical projects in New York was mostly offset by decreased activity on various mechanical projects in New York. Revenue for 2015 decreased 6% compared to 2014, primarily due to decreased activity on various smaller electrical projects in the southern United States that were impacted in 2015 by the low price of oil, electrical projects at the World Trade Center and mechanical projects at the United Nations in New York. This decrease was partially offset by increased activity on various electrical projects at Hudson Yards, two large mass-transit projects and various other electrical, mechanical and concrete placement projects, all in New York.

Income from construction operations increased 141% in 2016 compared to 2015 because 2015 included unfavorable adjustments totaling $45.6 million for various Five Star Electric projects in New York, none of which were individually material. Income from construction operations declined 69% in 2015 compared to 2014, primarily due to the aforementioned unfavorable adjustments related to Five Star Electric.

Operating margin was 3.1% in 2016,  compared to 1.3% in 2015 and 3.9% in 2014. The margin improvement in 2016 was due to the factors mentioned above that impacted income from construction operations. In addition, throughout 2016, management focused on improving operational performance at its Five Star Electric and WDF business units in New York and, as a result, considered it a transitional year for the Specialty Contractors segment. The operational improvement is reflected in the segment’s increased income from construction operations and operating margin. Further operating margin improvement is anticipated for the segment in 2017. The margin decline in 2015 was principally due to the aforementioned unfavorable adjustments at Five Star Electric.

New awards in the Specialty Contractors segment totaled $867 million in 2016, $1.1 billion in 2015 and $1.7 billion in 2014. New awards in 2016 included various mechanical projects in New York collectively valued at approximately $146 million, several electrical projects in the southern United States totaling approximately $93 million and an electrical subcontract for a mass-transit project in New York valued at $86 million. New awards in 2015 included an electrical subcontract valued at $90 million for a mass-transit project in New York and an electrical subcontract valued at $73 million for a Hudson Yards office tower in New York. New awards in 2014 included a $321 million electrical subcontract for a mass-transit project in New York and two contracts totaling $175 million for electrical work on other mass-transit projects in New York and California.

Backlog for the Specialty Contractors segment was $1.6 billion as of December 31, 2016, compared to $1.9 billion as of December 31, 2015 and $2.1 billion as of December 31, 2014. The Specialty Contractors segment has a significant pipeline of prospective projects, with demand for its services supported by strong continued spending on civil and building projects. The Specialty Contractors segment is well-positioned to capture its share of prospective projects based on the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on larger, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expense

Corporate general and administrative expenses were $60.2 million in 2016, $54.2 million in 2015 and $54.6 million in 2014. The higher corporate general and administrative expenses in 2016 were predominantly due to increased compensation expense attributable to improved financial results and the hiring of several key executives. In 2015, there was lower performance-based compensation expense compared to 2014.

Other Income (Expense), Interest Expense and Provision for Income Taxes

	Year Ended December 31,
(in millions)	2016	2015	2014
Other income (expense), net	$7.0	$13.6	$(8.2)
Interest expense	(59.8)	(45.1)	(46.0)
Provision for income taxes	(53.3)	(28.5)	(79.5)

Other income, net, decreased by $6.6 million in 2016 compared to 2015, and improved $21.8 million in 2015 compared to 2014. Other income in 2015 included adjustments to decrease contingent earn-out liabilities related to prior business acquisitions. Other expense in 2014 included earn-out expense related to past business acquisitions.

Interest expense increased $14.7 million for the year ended December 31, 2016 compared to the prior year. Interest expense for the year ended December 31, 2015 was comparable to 2014. The increase for the year ended December 31, 2016 was primarily due to cash and non-cash interest expense related to the Convertible Notes issued in June 2016, as well as an increase in non-cash interest expense associated with fees related to two amendments to the Company’s 2014 Credit Facility. The year ended December 31, 2016 was also impacted by higher net borrowing rates, which were 78 basis points higher compared to the same period in 2015, partially offset by a $21.4 million reduction in the Company’s average year-over-year borrowings.

The effective income tax rate was 35.7% for 2016, 38.7% for 2015 and 42.4% for 2014.  The effective tax rate for 2016 compared to 2015 was favorably impacted by rate changes associated with a shift in revenue mix between states affecting state apportionment, as well as various return-to-provision and depreciation adjustments. The largest contributor to the decreased tax rate in 2015 compared to 2014 was the resolution of certain state tax matters.

Liquidity and Financial Condition

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $300 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity of $147.3 million and cash position, is sufficient to support operating requirements. Additionally, over the long-term we may from time to time use excess cash to repurchase our debt.

Cash and Working Capital

Cash and cash equivalents were $146.1 million as of December 31, 2016 compared to $75.5 million as of December 31, 2015. These were comprised of cash held by us and available for general corporate purposes of $49.5 million and $18.5 million, respectively, and our proportionate share of cash held by joint ventures, available only for joint-venture-related uses including distributions to joint‑venture partners of $96.6 million and $57.0 million, respectively. In addition, our restricted cash, held primarily to secure insurance-related contingent obligations, was $50.5 million as of December 31, 2016, compared to $45.9 million as of December 31, 2015.

During the year ended December 31, 2016, net cash provided by operating activities was $113.3 million ($108.8 million of which was generated in the third and fourth quarters), due primarily to favorable operating results, somewhat offset by changes in net investment in working capital. The change in working capital primarily reflects increases in accounts receivable (both trade accounts receivable and retention) related to billing activity, offset by a reduction of costs and estimated earnings in excess of billings, which management is continuing to resolve and collect. In 2016, for the first time in eight years, the Company’s cash flow from operations exceeded its net income for the year. During the year ended December 31, 2015, $14.1 million in cash was provided from operating activities, primarily due to cash generated from earnings sources being mostly offset by increased net investment in working capital.

The $99.3 million improvement in cash flow from operations for the year ended December 31, 2016 compared to the year ended December 31, 2015 is reflective of improved year-over-year profitability and lower net investment in working capital resulting from a significant reduction in costs and estimated earnings in excess of billings. The improvement in cash generation in 2016 compared to

2015 is even more pronounced when considering there were significant collections by the Company in the first quarter of 2015 related to the settlements of past disputes over the CityCenter project in Las Vegas, Nevada and a hospital project in Santa Monica, California.

During 2016, we used $18.5 million of cash from investing activities, due primarily to the acquisition of property and equipment, compared to the use of cash of $32.4 million for investing activities during 2015, which was primarily related to the acquisition of property and equipment of $35.9 million, offset by $5.0 million in proceeds from the sale of property and equipment.

During 2016, we utilized $24.2 million of cash from financing activities, primarily due to the net paydown of debt and the payment of $15.1 million in debt issuance costs associated with two amendments to the 2014 Credit Facility and the issuance of $200.0 million of Convertible Notes. The net proceeds from the Convertible Notes were used to prepay $125.0 million of the borrowings outstanding under our Term Loan, pay down $69.0 million of borrowings outstanding under our 2014 Revolver and pay $6.0 million of fees related to the offering. Net cash used in financing activities for 2015 was $41.8 million, which was primarily due to the pay down of debt under the 2014 Credit Facility.

As of December 31, 2016, we had working capital of $1.3 billion, a ratio of current assets to current liabilities of 1.87 and a ratio of debt to equity of 0.49 compared to working capital of $1.2 billion, a ratio of current assets to current liabilities of 1.80 and a ratio of debt to equity of 0.58 at December 31, 2015.

Debt

2014 Credit Facility

Under our 2014 Revolver, we had outstanding borrowings of $152.5 million as of December 31, 2016 and $158.0 million as of December 31, 2015. The 2014 Revolver balances reported on the Consolidated Balance Sheets as of December 31, 2016 and 2015 include unamortized debt issuance cost of $4.5 million and $2.2 million, respectively. We utilized the 2014 Revolver for letters of credit in the amount of $0.2 million as of December 31, 2016 and 2015, respectively.

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement (the “Original Facility,” with subsequent amendments discussed herein, the “2014 Credit Facility”), with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2014 Credit Facility provides for a $300 million revolving credit facility (the “2014 Revolver”), a $250 million term loan (the “Term Loan”) and a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million, all maturing on May 1, 2018. Borrowings under both the 2014 Revolver and the Term Loan bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”), each plus an applicable margin ranging from 1.25% to 3.00% contingent upon the latest Consolidated Leverage Ratio.

During the first half of 2016, the Company entered into two amendments to the Original Facility (the “Amendments”): Waiver and Amendment No. 1, entered into on February 26, 2016 (“Amendment No. 1”), and Consent and Amendment No. 2, entered into on June 8, 2016 (“Amendment No. 2”). In Amendment No. 1, the lenders waived the Company’s violation of its consolidated leverage ratio covenant and consolidated fixed charge coverage ratio covenant. These violations were the result of the Company’s financial results for the year ended December 31, 2015, which included the previously reported $23.9 million non-cash, pre-tax charge related to an adverse ruling on the Brightwater litigation matter in the third quarter of 2015, as well as $45.6 million of pre-tax charges in the third and fourth quarters of 2015 for various Five Star Electric projects. In Amendment No. 2, the lenders consented to the issuance of the Convertible Notes subject to certain conditions, including the prepayment of $125 million on the Term Loan and the paydown of $69 million on the 2014 Revolver, and consented to a potential sale transaction of one of the Company’s business units in its Building segment, which the Company later decided not to sell.

In addition to the Amendments’ provisions discussed above, the Amendments also modified other provisions and added new provisions to the Original Facility, and Amendment No. 2 superseded and modified some of the provisions of Amendment No. 1. The following reflects the more significant changes to the Original Facility and the results of the Amendments that are now reflected in the 2014 Credit Facility. Unless otherwise noted, the changes below were primarily the result of Amendment No. 1: (1) The Company may utilize LIBOR-based borrowings. (Amendment No. 1 precluded the use of LIBOR-based borrowings until the Company filed its compliance certificate for the fourth quarter of 2016; however, Amendment No. 2 negated this preclusion.) (2) The Company is subject to an increased rate on borrowings, with such rate being 100 basis points higher than the highest rate under the Original Facility if the Company’s consolidated leverage ratio is greater than 3.50:1.00 but not more than 4.00:1.00, and an additional 100 basis points higher if the Company’s consolidated leverage ratio is greater than 4.00:1.00. (3) The Company will be subject to increased commitment fees if the Company’s consolidated leverage ratio is greater than 3.50:1.00. (4) The impact of the Brightwater litigation matter in the third quarter of 2015 is to be excluded from the calculation of the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio covenants. (5) Interest payments are due on a monthly basis; however, if the Company is in compliance with its consolidated leverage ratio and consolidated fixed charge coverage ratio covenants provided in the Original Facility as of December 31, 2016, the timing of interest payments will revert to the terms of the Original Facility. As of December 31,

2016, the Company is in compliance with its consolidated leverage ratio and consolidated fixed charge coverage ratio covenants provided in the Original Facility and the timing of our interest payments reverted back to the terms of the Original Facility, quarterly for the Term Loan and base rate borrowings and upon maturity for Eurodollar borrowings. (6) The accordion feature of the Original Facility, which would have allowed either an increase of $300 million in the 2014 Revolver or the establishment of one or more new term loan commitments, is no longer available. (7) The Company’s maximum allowable consolidated leverage ratio was increased to 4.25:1.00 for the first, second and third quarters of 2016 after which it returns to the Original Facility’s range of 3.25:1.00 to 3.00:1.00. (Amendment No. 1 increased the Company’s maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the first quarter of 2016 and 4.0:1.0 for the second and third quarters of 2016. Amendment No. 2 increased the maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the second and third quarters of 2016.) (8) The Company is subject to additional covenants regarding its liquidity, including a cap on the cash balance in the Company’s bank account and a weekly minimum liquidity requirement (based on specified available cash balances and availability under the 2014 Revolver). (9) The Company is required to achieve certain cumulative quarterly cash collection milestones, which were eased somewhat in Amendment No. 2. (10) The Company is required to make additional quarterly principal payments, which will be applied to the Term Loan balloon payment, with some of the payments based on a percentage of certain forecasted cash collections for the prior quarter. This change was effective in the fourth quarter of 2016. (11) The lenders’ collateral package was increased by pledging to the lenders (i) the equity interests of each direct domestic subsidiary of the Company and (ii) 65% of the stock of each material first-tier foreign restricted subsidiary of the Company. (12) The 2014 Credit Facility will now mature on May 1, 2018, as opposed to June 5, 2019, the maturity date of the Original Facility.

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2014 Credit Facility for the period, which are calculated on a four-quarter rolling basis:

Twelve Months Ended December 31, 2016
	Actual	Required
Fixed charge coverage ratio	2.08 : 1.00	> or = 1.25 : 1.00
Leverage ratio	2.79 : 1.00	< or = 3.25 : 1.00

As of the filing date of this Form 10-K we are in compliance and expect to continue to be in compliance with the financial covenants under the 2014 Credit Facility.

2010 Senior Notes

In October 2010, the Company issued $300 million of 7.625% Senior Notes due November 1, 2018, (the “2010 Notes”) in a private placement offering. Interest on the 2010 Notes is payable semi-annually on May 1 and November 1 of each year. The Company may redeem the 2010 Notes at par beginning on November 1, 2016, which was not exercised as of December 31, 2016. At the date of any redemption, any accrued and unpaid interest would also be due.

Convertible Notes

On June 15, 2016, we completed an offering of $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of the Company. Interest on the Convertible Notes is payable on June 15 and December 15 of each year, commencing on December 15, 2016, until the maturity date. We used the proceeds to prepay $125.0 million of our Term Loan, pay down $69.0 million of our 2014 Revolver, and pay $6.0 million of fees related to the offering. For additional information regarding the terms of our Convertible Notes, refer to Note 5 of the Notes to Consolidated Financial Statements. As of December 31, 2016, none of the conversion provisions of our Convertible Notes have been triggered.

Equipment financing and mortgages

The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $84.9 million and $115.6 million at December 31, 2016 and 2015, respectively, with interest rates ranging from 1.90% to 5.93% with equal monthly installment payments over periods up to ten years with additional balloon payments of $12.4 million in 2021 and $6.3 million in 2022 on the remaining loans outstanding at December 31, 2016. The aggregate balance of mortgage loans was approximately $16.7 million and $17.7 million at December 31, 2016 and 2015, respectively, with interest rates ranging from a fixed 2.50% to LIBOR plus 3% and equal monthly installment payments over periods up to seven years with additional balloon payments of $2.6 million in 2018, $2.9 million in 2021 and $6.7 million in 2023.

Off-Balance Sheet Arrangements

None

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2016 are summarized in the following table:

		Payments Due
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	Over 5 years
(in thousands)
Debt(a)	$815,591	$85,890	$490,877	$224,301	$14,523
Interest on debt(a)	144,383	55,677	60,080	28,328	298
Operating leases	78,677	22,950	23,594	12,873	19,260
Pension benefit payments(b)	2,883	2,883	—	—	—
Other	7,883	3,011	4,872	—	—
Total	$1,049,417	$170,411	$579,423	$265,502	$34,081

(a)

Debt and interest on debt payments reflect the terms of the Amendments and excludes unamortized debt discount and deferred issuance costs. Amounts for interest on debt are based on interest rates in effect as of December 31, 2016.

(b)

The Company utilizes current actuarial assumptions in determining the expected 2017 contributions to fund our defined benefit pension and other post-retirement plans. Contributions beyond one year have not been included because, in management’s judgment, amounts beyond one year cannot be reliably estimated.

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

Method of Accounting for Contracts — Contract revenue is recognized on the percentage-of-completion method based on contract cost incurred to date compared to total estimated contract cost. The estimates used in the percentage-of-completion method during the contract performance period require judgment and assumptions regarding both future events and the evaluation of contingencies such as the impact of change orders, liability claims, other contract disputes, the achievement of contractual performance standards, and potential variances in project schedule and costs. Changes to the total estimated contract cost, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined.

In certain instances, we provide guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees could result in unrealized incentive fees and/or liquidated damages. In addition, depending on the type of contract, unexpected increases in contract cost may be unrecoverable, resulting in total cost exceeding revenue realized from the projects. The Company generally provides limited warranties for work performed, with warranty periods typically extending for a limited duration following substantial completion of the Company’s work on a project. Historically, warranty claims have not resulted in material costs incurred.

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

Recoverability of Goodwill — Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, we perform an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In our assessment, we determine whether identifiable intangible assets exist, which typically include backlog, customer relationships and trade name.

We test goodwill for impairment annually for each reporting unit in the fourth quarter of the fiscal year, and between annual tests if events occur or circumstances change which suggest that goodwill should be evaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units.

The impairment test is a two-step process. During the first step, we estimate the fair value of the reporting unit using income and market approaches, and compare that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, a second step is required. The second step requires us to perform a hypothetical purchase allocation for that reporting unit and to compare the resulting current implied fair value of the goodwill to the current carrying value of the goodwill for that reporting unit. In the event that the current implied fair value of the goodwill is less than the carrying value, an impairment charge is recognized.

During the fourth quarter, we conducted our annual goodwill impairment test. The impairment evaluation process includes, among other things, making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment.

Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC). As of October 1, 2016, changes of 0.5% in the WACC rate would have resulted in changes in the fair value of reporting units ranging from $(30) million to $35 million, which would not have changed the conclusions reached in our annual goodwill impairment test.

New Accounting Pronouncements — For discussion of recently adopted accounting standards and updates, see Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is our primary market risk exposure. Borrowing under our Credit Agreement and certain other debt obligations have variable interest rates and are therefore subject to interest rate risk. As of December 31, 2016, we had approximately $211.3 million of net borrowings with variable interest rates. If short-term floating interest rates were to increase by 0.50%, interest on these borrowings would increase by approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Supplementary Schedules are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — An evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2016 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting — Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a—15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016. This report appears on page 31 of this Form 10-K.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting for the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tutor Perini Corporation

Sylmar, California

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 23, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2016.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TUTOR PERINI CORPORATION AND SUBSIDIARIES

1.            Financial Statements:

Our consolidated financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this Annual Report on Form 10-K, beginning on page F-1.

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

Exhibit 3.	Articles of Incorporation and By-laws
3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 001-06314) filed on March 31, 1997).
3.2	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 12, 2000.)
3.3	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 11, 2008.)
3.4	Articles of Amendment to the Restated Articles of Organization of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 8-K filed on August 10, 2009).
3.5	Third Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 2, 2016).
Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures
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

4.7	Indenture, dated June 15, 2016, by and between Tutor Perini Corporation and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 16, 2016).
Exhibit 10.	Material Contracts
10.1*	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).
10.2*

Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan (as amended on October 2, 2014 and included as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 2, 2014 and incorporated herein by reference.

10.3*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).
10.4

Sixth Amended and Restated Credit Facility, dated as of June 5, 2014, with Bank of America, N.A., in its capacity as administrative agent, Swing Line lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 9, 2014).

10.5

Waiver and Amendment No. 1 to the Sixth Amended and Restated Credit Agreement, dated as of February 26, 2016, with Bank of America, N.A., as Administrative Agent and L/C Issuer and a syndicate of other lenders (incorporated by reference to Exhibit 10.14 to Form 10-K on February 29, 2016).

10.6

Consent and Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated June 8, 2016, with the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2016).

10.7*	Employment Agreement dated as of December 22, 2014, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2014).
10.8*

Amended and Restated Employment Agreement, dated November 1, 2016 by and between James A. Frost and Tutor Perini Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2016).

10.9*	Letter Agreement, dated November 9, 2015, by and between Gary Smalley and Tutor Perini Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 16, 2015).
10.10	Commercial Lease Agreement, dated April 18, 2014 by and among Tutor-Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 7, 2014).
10.11	Industrial Lease Agreement, dated April 18, 2014 by and among Tutor-Perini Corporation and Krista Investments, Ltd (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 7, 2014).
Exhibit 21	Subsidiaries of Tutor Perini Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 24	Power of Attorney executed by members of the Company’s Board of Directors allowing Management to sign the Company’s Form 10-K on their behalf.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 95	Mine Safety Disclosure.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Tutor Perini Corporation
(Registrant)

Dated: February 23, 2017	By:	/s/Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

•Principal Executive Officer and Director

/s/Ronald N. Tutor
Ronald N. Tutor	Chairman and Chief Executive Officer	February 23, 2017

•Principal Financial Officer

/s/Gary G. Smalley
Gary G. Smalley	Executive Vice President and Chief Financial Officer	February 23, 2017

•Principal Accounting Officer

/s/Ronald P. Marano II
Ronald P. Marano II	Vice President and Chief Accounting Officer	February 23, 2017

• Other Directors

Peter Arkley	)
James A. Frost	)
Sidney J. Feltenstein	)	/s/Gary G. Smalley
Michael R. Klein	)	Gary G. Smalley
Robert C. Lieber	)	Attorney in Fact
Raymond R. Oneglia	)
Dale A. Reiss	)
Donald D. Snyder	)
Dickran M. Tevrizian, Jr.	)	Dated: February 23, 2017

TUTOR PERINI CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tutor Perini Corporation

Sylmar, California

We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tutor Perini Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 23, 2017

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUE	$4,973,076	$4,920,472	$4,492,309
COST OF OPERATIONS	(4,515,886)	(4,564,219)	(3,986,867)
GROSS PROFIT	457,190	356,253	505,442
General and administrative expenses	(255,270)	(250,840)	(263,752)
INCOME FROM CONSTRUCTION OPERATIONS	201,920	105,413	241,690
Other income (expense), net	6,977	13,569	(8,217)
Interest expense	(59,782)	(45,143)	(46,035)
INCOME BEFORE INCOME TAXES	149,115	73,839	187,438
Provision for income taxes	(53,293)	(28,547)	(79,502)
NET INCOME	$95,822	$45,292	$107,936

BASIC EARNINGS PER COMMON SHARE	$1.95	$0.92	$2.22
DILUTED EARNINGS PER COMMON SHARE	$1.92	$0.91	$2.20

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,150	48,981	48,562
DILUTED	49,864	49,666	49,114

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
NET INCOME	$95,822	$45,292	$107,936

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Defined benefit pension plan adjustments	(2,623)	2,026	(8,155)
Foreign currency translation adjustment	(261)	(3,214)	(638)
Unrealized (loss) gain in fair value of investments	(340)	766	205
Unrealized (loss) gain in fair value of interest rate swap	(24)	(125)	349
Total other comprehensive loss, net of tax	(3,248)	(547)	(8,239)

TOTAL COMPREHENSIVE INCOME	$92,574	$44,745	$99,697

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash, including cash equivalents of $15,302 and $1,696	$146,103	$75,452
Restricted cash	50,504	45,853
Accounts receivable, including retainage of $569,391 and $484,255	1,743,300	1,473,615
Costs and estimated earnings in excess of billings	831,826	905,175
Other current assets	66,023	108,844
Total current assets	2,837,756	2,608,939

PROPERTY AND EQUIPMENT:
Land	41,382	41,382
Building and improvements	124,157	123,600
Construction equipment	444,153	431,080
Other equipment	181,717	181,940
	791,409	778,002
Less accumulated depreciation	(313,783)	(254,477)
Total property and equipment, net	477,626	523,525
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	92,997	96,540
OTHER ASSETS	45,235	47,290
TOTAL ASSETS	$4,038,620	$3,861,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$85,890	$88,917
Accounts payable, including retainage of $258,294 and $204,767	994,016	937,464
Billings in excess of costs and estimated earnings	331,112	288,311
Accrued expenses and other current liabilities	107,925	134,127
Total current liabilities	1,518,943	1,448,819

LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance cost of $56,072 and $6,697	673,629	728,767
DEFERRED INCOME TAXES	131,007	122,822
OTHER LONG-TERM LIABILITIES	162,018	140,665
TOTAL LIABILITIES	2,485,597	2,441,073

CONTINGENCIES AND COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock – authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock – authorized 75,000,000 shares ($1 par value), issued and outstanding 49,211,353 and 49,072,710 shares	49,211	49,073
Additional paid-in capital	1,075,600	1,035,516
Retained earnings	473,625	377,803
Accumulated other comprehensive loss	(45,413)	(42,165)
TOTAL STOCKHOLDERS' EQUITY	1,553,023	1,420,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,038,620	$3,861,300

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$95,822	$45,292	$107,936
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	63,759	37,919	40,216
Amortization of intangible assets	3,543	3,715	13,486
Share-based compensation expense	13,423	9,477	18,615
Excess income tax benefit from share-based compensation	(269)	(186)	(787)
Change in debt discount and deferred debt issuance costs	10,968	2,095	2,270
Deferred income taxes	(10,169)	22,214	21,460
Loss on sale of investments	—	—	1,786
(Gain) loss on sale of property and equipment	453	(2,909)	801
Other long-term liabilities	28,210	28,912	3,074
Other non-cash items	(1,874)	(3,680)	3,273
Changes in other components of working capital	(90,530)	(128,777)	(268,808)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	113,336	14,072	(56,678)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(15,743)	(35,912)	(75,013)
Proceeds from sale of property and equipment	1,899	4,980	5,335
Proceeds from sale of investments	—	—	44,497
Change in restricted cash	(4,651)	(1,483)	(1,776)
NET CASH USED IN INVESTING ACTIVITIES	(18,495)	(32,415)	(26,957)

Cash Flows from Financing Activities:
Issuance of convertible notes	200,000	—	—
Proceeds from debt	1,353,895	1,013,205	1,156,739
Repayment of debt	(1,562,684)	(1,054,371)	(1,026,349)
Payments related to business acquisitions	—	—	(26,430)
Excess income tax benefit from share-based compensation	269	186	787
Issuance of common stock and effect of cashless exercise	(584)	(808)	(1,771)
Debt issuance costs	(15,086)	—	(3,681)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,190)	(41,788)	99,295

Net increase (decrease) in cash and cash equivalents	70,651	(60,131)	15,660
Cash and cash equivalents at beginning of year	75,452	135,583	119,923
Cash and cash equivalents at end of year	$146,103	$75,452	$135,583

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2013	$48,421	$1,007,918	$224,575	$(33,379)	$1,247,535
Net income	—	—	107,936	—	107,936
Other comprehensive loss	—	—	—	(8,239)	(8,239)
Tax effect of share-based compensation	—	786	—	—	786
Share-based compensation expense	—	18,616	—	—	18,616
Issuance of common stock, net	250	(1,379)	—	—	(1,129)
Balance - December 31, 2014	$48,671	$1,025,941	$332,511	$(41,618)	$1,365,505
Net income	—	—	45,292	—	45,292
Other comprehensive loss	—	—	—	(547)	(547)
Tax effect of share-based compensation	—	(186)	—	—	(186)
Share-based compensation expense	—	9,477	—	—	9,477
Issuance of common stock, net	402	284	—	—	686
Balance - December 31, 2015	$49,073	$1,035,516	$377,803	$(42,165)	$1,420,227
Net income	—	—	95,822	—	95,822
Other comprehensive loss	—	—	—	(3,248)	(3,248)
Tax effect of share-based compensation	—	(457)	—	—	(457)
Share-based compensation expense	—	13,423	—	—	13,423
Issuance of common stock, net	138	676	—	—	814
Convertible note proceeds allocated to conversion option, net	—	26,442	—	—	26,442
Balance - December 31, 2016	$49,211	$1,075,600	$473,625	$(45,413)	$1,553,023

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”). The Company frequently forms joint ventures or partnerships with unrelated third parties for the execution of single contracts or projects. The Company assesses its joint ventures or partnerships at inception to determine if they meet the qualifications of a variable interest entity ("VIE") in accordance with ASC 810, Consolidation. If a joint venture or partnership is a VIE and the Company is the primary beneficiary, the joint venture or partnership is fully consolidated. For construction joint ventures that do not need to be consolidated, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

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

Costs and estimated earnings in excess of billings result when either: 1) the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or 2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. For both claims and unapproved change orders, the Company recognizes revenue, but not profit, when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated. For claims, these requirements are satisfied under ASC 605-35-25 when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the Company’s performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim or change order is objective and verifiable.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reported costs and estimated earnings in excess of billings consists of the following:

	As of December 31,
(in thousands)	2016	2015
Claims	$477,425	$407,164
Unapproved change orders	207,475	270,019
Other unbilled costs and profits	146,926	227,992
Total costs and estimated earnings in excess of billings	$831,826	$905,175

The prerequisite for billing claims and unapproved change orders is the final resolution and agreement between the parties. The prerequisite for billing other unbilled costs and profits is provided in the defined billing terms of each of the applicable contracts. The amount of costs and estimated earnings in excess of billings as of December 31, 2016 estimated by management to be collected beyond one year is approximately $414.7 million.

(e) Changes in Estimates

The Company’s estimates of contract revenue and cost are highly detailed and many factors change during a contract performance period that result in a change to contract profitability. These factors include, but are not limited to, differing site conditions; availability of skilled contract labor; performance of major material suppliers and subcontractors; on-going subcontractor negotiations and buyout provisions; unusual weather conditions; changes in the timing of scheduled work; change orders; accuracy of the original bid estimate; changes in estimated labor productivity and costs based on experience to date; achievement of incentive-based income targets; and the expected, or actual, resolution terms for claims. The factors that cause changes in estimates vary depending on the maturation of the project within its lifecycle. For example, in the ramp-up phase, these factors typically consist of revisions in anticipated project costs and during the peak and close-out phases, these factors include the impact of change orders and claims as well as additional revisions in remaining anticipated project costs. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Management evaluates changes in estimates on a contract by contract basis and discloses significant changes, if material, in the notes to the consolidated financial statements. The cumulative catch-up method is used to account for revisions in estimates.

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

(h) Recoverability of Goodwill

The Company tests goodwill for impairment annually for each reporting unit in the fourth quarter of the fiscal year, and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. The Civil, Building and Specialty Contractors segments each represent a reporting unit. We perform our annual quantitative impairment assessment during the fourth quarter of each year using a weighted average of an income and a market approach. The income approach is based on estimated present value of future cash flows for each reporting unit. The market approach is based on assumptions about how market data relates to the Company. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit. The quantitative assessment performed in 2016 resulted in an estimated fair value for each of our reporting units that exceeded their respective net book values; therefore, no impairment charge was necessary for 2016.

(i) Recoverability of Non-Amortizable Trade Names

Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. We perform our annual quantitative impairment assessment during the fourth quarter of each year using an income

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approach (relief from royalty method). The quantitative assessment performed in 2016 resulted in an estimated fair value for the non-amortizable trade names that exceeded their respective net book values; therefore, no impairment charge was necessary for 2016.

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

(k) Earnings Per Share

Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities include restricted stock units and stock options. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method. The calculations of the basic and diluted EPS for the years ended December 31, 2016, 2015 and 2014 are presented below:

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net income	$95,822	$45,292	$107,936

Weighted-average common shares outstanding — basic	49,150	48,981	48,562
Effect of diluted stock options and unvested restricted stock	714	685	552
Weighted-average common shares outstanding — diluted	49,864	49,666	49,114

Net income per share:
Basic	$1.95	$0.92	$2.22
Diluted	$1.92	$0.91	$2.20
Anti-dilutive securities not included above	1,132	1,372	9

With regard to diluted EPS and the impact of the Convertible Notes (as discussed in Note 5) on the diluted EPS calculation, because the Company has the intent and ability to settle the principal amount of the Convertible Notes in cash, per ASC 260, Earnings Per Share, the settlement of the principal amount has no impact on diluted EPS. ASC 260 also requires any potential conversion premium associated with the Convertible Notes’ conversion option to be considered in the calculation of diluted EPS when the Company's average stock price, as defined in the indenture governing the Convertible Notes, is higher than 130% of the Convertible Notes’ conversion rate of 33.0579 (or $39.32); however, this was not the case during the year ended December 31, 2016.

(l) Cash and Cash Equivalents and Restricted Cash

Cash equivalents include short-term, highly liquid investments with original maturities of three months or less when acquired. Cash and cash equivalents, as reported in the accompanying Consolidated Balance Sheets, consist of amounts held by the Company that are available for general purposes and the Company’s proportionate share of amounts held by construction joint ventures that are available only for joint-venture-related uses, including future distributions to joint-venture partners. Restricted cash is primarily held to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.

Cash and cash equivalents and restricted cash consisted of the following:

	As of December 31,
(in thousands)	2016	2015
Cash and cash equivalents	$49,539	$18,409
Company's share of joint-venture cash and cash equivalents	96,564	57,043
Total cash and cash equivalents	$146,103	$75,452

Restricted cash	$50,504	$45,853

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(m) Share-Based Compensation

The Company’s long-term incentive plan allows the Company to grant share-based compensation awards in a variety of forms, including restricted and unrestricted stock units and stock options. Restricted stock units and stock options generally vest subject to service and/or performance requirements, with related compensation expense equal to the fair value of the award on the date of grant and recognized on a straight-line basis over the requisite service period. Unrestricted stock units are issued to the directors as part of their annual service fee, vest immediately and are expensed over a 12-month service period.

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

The tax effects of the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2016			2015			2014
(in thousands)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$(4,452)	$1,829	$(2,623)	$31	$1,995	$2,026	$(13,887)	$5,732	$(8,155)
Foreign currency translation adjustment	(439)	178	(261)	(5,897)	2,683	(3,214)	(1,086)	448	(638)
Unrealized gain (loss) in fair value of investments	(576)	236	(340)	1,123	(357)	766	346	(141)	205
Unrealized gain (loss) in fair value of interest rate swap	(45)	21	(24)	(37)	(88)	(125)	594	(245)	349
Total other comprehensive income (loss)	$(5,512)	$2,264	$(3,248)	$(4,780)	$4,233	$(547)	$(14,033)	$5,794	$(8,239)

The changes in AOCI balances by component (after-tax) for each of the three years ended December 31, 2016 are as follows:

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments	Unrealized Gain (Loss) in Fair Value of Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$(32,113)	$(751)	$(315)	$(200)	$(33,379)
Other comprehensive income (loss)	(8,155)	(638)	205	349	(8,239)
Balance as of December 31, 2014	$(40,268)	$(1,389)	$(110)	$149	$(41,618)
Other comprehensive income (loss)	2,026	(3,214)	766	(125)	(547)
Balance as of December 31, 2015	$(38,242)	$(4,603)	$656	$24	$(42,165)
Other comprehensive loss before reclassifications	(3,722)	(261)	(340)	(24)	(4,347)
Amounts reclassified from AOCI	1,099	—	—	—	1,099
Balance as of December 31, 2016	$(40,865)	$(4,864)	$316	$—	$(45,413)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statement of Earnings are as follows:

	Location in Consolidated	Year Ended December 31,
(in thousands)	Statements of Earnings	2016	2015	2014
Component of AOCI:
Defined benefit pension plan adjustments	Various accounts	$1,745	$—	$—
Income tax benefit	Provision for income taxes	(646)	—	—
Net of tax		$1,099	$—	$—

(p) New Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration to be received in exchange for those goods or services. The guidance will be effective for the Company as of January 1, 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company is currently reviewing contracts within types of projects in order to determine the impact, if any, the adoption of this ASU will have on its consolidated financial statements. A number of industry-specific implementation issues are still unresolved and the final resolution of certain of these issues could impact the Company’s current accounting policies and/or revenue recognition patterns. The Company currently expects to adopt this new standard using the modified retrospective method.

In January 2017, The FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. This ASU simplifies the calculation of goodwill impairment by eliminating Step 2 of the impairment test prescribed by ASC 350. Step 2 requires companies to calculate the implied fair value of their goodwill by estimating the fair value of their assets, other than goodwill, and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The calculated net fair value of the assets would then be compared to the fair value of the reporting unit to determine the implied fair value of goodwill, and to the extent that the carrying value of goodwill was less than the implied fair value, a loss would be recognized. Under ASU 2017-04, however, goodwill is impaired when the calculated fair value of a reporting unit is less than its carrying value, and the impairment charge will equal that difference; i.e., impairment will be calculated at the reporting unit level and there will be no need to estimate the fair value of individual assets and liabilities. This guidance will be effective for the Company for any goodwill impairment tests performed in fiscal years beginning after December 15, 2019, however, early adoption is permitted for tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In the first quarter of 2016, the Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires companies to present, in the balance sheet, debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In addition, the amortization of debt discounts is required to be presented as a component of interest expense. The Company applied the guidance retrospectively; accordingly, the Company reclassified unamortized debt issuance costs of $5.8 million from Other Assets to Long-Term Debt,  less current maturities in its December 31, 2015 Consolidated Balance Sheet and reclassified amortization of deferred debt issuance costs of $1.1 million and $1.4 million, respectively, from Other income (expense), net to Interest Expense in its Consolidated Statements of Operations for the years ended December 31, 2015 and 2014.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic-842), which amends the existing guidance in ASC 840 Leases. This amendment requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. Other significant provisions of the amendment include (i) defining the “lease term” to include the non-cancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. This guidance will be effective for the Company as of January 1, 2019 and will be applied using the modified retrospective transition method for existing leases. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of 2016, the Company elected to early adopt ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Subtopic 740-10), as allowed for by the guidance.  This ASU requires entities to present all deferred tax assets and all deferred tax liabilities as noncurrent in a classified balance sheet. The Company applied the guidance retrospectively as discussed in Note 6.

2.     Consolidated Statement of Cash Flows

Below are the changes in other components of working capital, as shown in the Consolidated Statement of Cash Flows, and the supplemental disclosure of cash paid for interest and income taxes, as well as non-cash transactions:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Decrease (Increase) in:
Accounts receivable	$(269,900)	$4,734	$(186,384)
Costs and estimated earnings in excess of billings	73,349	(178,774)	(153,153)
Other current assets	39,480	(38,616)	(17,450)
Increase (Decrease) in:
Accounts payable	56,552	139,290	33,667
Billings in excess of costs and estimated earnings	42,926	(30,985)	51,711
Accrued expenses	(32,937)	(24,426)	2,801
Changes in other components of working capital	$(90,530)	$(128,777)	$(268,808)

Cash paid during the year for:
Interest	$47,403	$45,055	$45,236
Income taxes	$26,908	$35,299	$75,494

Non-cash transactions during the year for:
Property and equipment acquired through financing arrangements not included in cash flows from financing activities	$—	$—	$816

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 inputs that are observable, either directly or indirectly

Level 3 — unobservable inputs

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	As of December 31, 2016				As of December 31, 2015
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (a)	$146,103	$146,103	$—	$—	$75,452	$75,452	$—	$—
Restricted cash (a)	50,504	50,504	—	—	45,853	45,853	—	—
Investments in lieu of customer retainage (b)	51,266	46,855	4,411	—	41,566	35,350	6,216	—
Total	$247,873	$243,462	$4,411	$—	$162,871	$156,655	$6,216	$—

Liabilities:
Interest rate swap contract (c)	$—	$—	$—	$—	$45	$—	$45	$—
Total	$—	$—	$—	$—	$45	$—	$45	$—

(a)	Cash, cash equivalents and restricted cash consists primarily of money market funds with original maturity dates of three months or less measured using quoted market prices.
(b)

Investments in lieu of customer retainage are classified as accounts receivable and are comprised of money market funds, U.S. Treasury Notes and other municipal bonds, the majority of which are rated Aa3 or better. The fair value of money market funds is measured using quoted market prices; therefore they are classified as Level 1 assets. The fair values of the U.S. Treasury Notes and municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets.

(c)

The Company valued the interest rate swap liability utilizing a discounted cash flow model that took into consideration forward interest rates observable in the market and the counterparty’s credit risk.

The following is a summary of changes in Level 3 liabilities during 2015:

Contingent
(in thousands)	Consideration
Balance as of December 31, 2014	$24,814
Fair value adjustments included in other income (expense), net	(3,739)
Amount no longer subject to contingency	(21,075)
Balance as of December 31, 2015	$—

The Company did not have material transfers between Levels 1 and 2 for either financial assets or liabilities during the years ended December 31, 2016 and 2015.

The carrying values of receivables, payables, other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair values of the 2010 Notes as of December 31, 2016 and 2015 were $302.6 million and $305.6 million, respectively, and the fair value of the Convertible Notes was  $228.4 million as of December 31, 2016; the fair values were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining long-term debt at December 31, 2016 and 2015 approximates fair value.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Goodwill and Other Intangible Assets

As of December 31, 2016, 2015 and 2014, the Company had $585.0 million of goodwill allocated to its reporting units as follows: Civil, $415.3 million; Building, $13.5 million; and Specialty Contractors, $156.2 million. The balances presented include historical accumulated impairment of $76.7 million for the Civil segment and $411.3 million for the Building segment.

In addition, as of December 31, 2016 and 2015, the Company had the following: (1) non-amortizable trade names with a carrying value of $50.4 million; (2) amortizable trade names with a gross carrying value of $51.1 million and accumulated amortization as of December 31, 2016 and 2015 of $13.8 million and $11.3 million, respectively; and (3) amortizable customer relationships with a gross carrying value of $23.2 million and accumulated amortization as of December 31, 2016 and 2015 of $17.9 million and $16.8 million, respectively.

Amortization expense related to amortizable intangible assets for the years ended December 31, 2016,  2015 and 2014 totaled  $3.5 million, $3.7 million and $13.5 million, respectively. The amortization expense for the years ended December 31, 2014 includes amortization of construction contract backlog, which was fully amortized in early 2015. Future amortization expense related to amortizable intangible assets will be approximately $3.5 million per year for the years 2017 through 2021.

The weighted-average amortization period for amortizable trade names and customer relationships is 20 years and 12 years, respectively.

5.     Financial Commitments

Long-Term Debt

Long-term debt consists of the following:

	As of December 31,
(in thousands)	2016	2015
Term Loan	$54,650	$222,120
2014 Revolver	147,990	155,815
2010 Notes	298,120	297,118
Convertible Notes	152,668	—
Equipment financing and mortgages	101,558	133,288
Other indebtedness	4,533	9,343
Total debt	759,519	817,684
Less – current maturities	(85,890)	(88,917)
Long-term debt, net	$673,629	$728,767

The following table reconciles the outstanding debt balance to the reported debt balances as of December 31, 2016 and 2015:

	As of December 31, 2016			As of December 31, 2015
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Cost	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Cost	Long-Term Debt, as reported
Term Loan	$57,000	$(2,350)	$54,650	$223,750	$(1,630)	$222,120
2014 Revolver	152,500	(4,510)	147,990	158,000	(2,185)	155,815
2010 Notes	300,000	(1,880)	298,120	300,000	(2,882)	297,118
Convertible Notes	200,000	(47,332)	152,668	—	—	—

2014 Credit Facility

On June 5 2014, the Company entered into a Sixth Amended and Restated Credit Agreement (the “Original Facility,” with subsequent amendments discussed herein, the “2014 Credit Facility”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2014 Credit Facility provides for a $300 million revolving credit facility (the “2014 Revolver”), a $250 million Term Loan (the “Term Loan”) and a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million, all maturing on May 1, 2018. Borrowings under both the 2014 Revolver and the Term Loan bear interest

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”), each plus an applicable margin ranging from 1.25% to 3.00% contingent upon the latest Consolidated Leverage Ratio.

During the first half of 2016, the Company entered into two amendments to the Original Facility (the “Amendments”): Waiver and Amendment No. 1, entered into on February 26, 2016 (“Amendment No. 1”), and Consent and Amendment No. 2, entered into on June 8, 2016 (“Amendment No. 2”). In Amendment No. 1, the lenders waived the Company’s violation of its consolidated leverage ratio covenant and consolidated fixed charge coverage ratio covenant. These violations were the result of the Company’s financial results for the year ended December 31, 2015, which included the previously reported $23.9 million non-cash, pre-tax charge related to an adverse ruling on the Brightwater litigation matter in the third quarter of 2015, as well as $45.6 million of pre-tax charges in the third and fourth quarters of 2015 for various Five Star Electric projects. In Amendment No. 2, the lenders consented to the issuance of the Convertible Notes subject to certain conditions, including the prepayment of $125 million on the Term Loan and the paydown of $69 million on the 2014 Revolver, and consented to a potential sale transaction of one of the Company’s business units in its Building segment, which the Company later decided not to sell.

In addition to the Amendments’ provisions discussed above, the Amendments also modified other provisions and added new provisions to the Original Facility, and Amendment No. 2 superseded and modified some of the provisions of Amendment No. 1. The following reflects the more significant changes to the Original Facility and the results of the Amendments that are now reflected in the 2014 Credit Facility. Unless otherwise noted, the changes below were primarily the result of Amendment No. 1: (1) The Company may utilize LIBOR-based borrowings. (Amendment No. 1 precluded the use of LIBOR-based borrowings until the Company filed its compliance certificate for the fourth quarter of 2016; however, Amendment No. 2 negated this preclusion.) (2) The Company is subject to an increased rate on borrowings, with such rate being 100 basis points higher than the highest rate under the Original Facility if the Company’s consolidated leverage ratio is greater than 3.50:1.00 but not more than 4.00:1.00, and an additional 100 basis points higher if the Company’s consolidated leverage ratio is greater than 4.00:1.00. (3) The Company will be subject to increased commitment fees if the Company’s consolidated leverage ratio is greater than 3.50:1.00. (4) The impact of the Brightwater litigation matter in the third quarter of 2015 is to be excluded from the calculation of the Company’s consolidated leverage ratio and consolidated fixed charge coverage ratio covenants. (5) Interest payments are due on a monthly basis; however, if the Company is in compliance with its consolidated leverage ratio and consolidated fixed charge coverage ratio covenants provided in the Original Facility as of December 31, 2016, the timing of interest payments will revert to the terms of the Original Facility. As of December 31, 2016, the Company is in compliance with its consolidated leverage ratio and consolidated fixed charge coverage ratio covenants provided in the Original Facility and the timing of our interest payments reverted back to the terms of the Original Facility, quarterly for the Term Loan and base rate borrowings and upon maturity for Eurodollar borrowings. (6) The accordion feature of the Original Facility, which would have allowed either an increase of $300 million in the 2014 Revolver or the establishment of one or more new term loan commitments, is no longer available. (7) The Company’s maximum allowable consolidated leverage ratio was increased to 4.25:1.00 for the first, second and third quarters of 2016 after which it returns to the Original Facility’s range of 3.25:1.00 to 3.00:1.00. (Amendment No. 1 increased the Company’s maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the first quarter of 2016 and 4.0:1.0 for the second and third quarters of 2016. Amendment No. 2 increased the maximum allowable consolidated leverage ratio covenant requirements to 4.25:1.00 for the second and third quarters of 2016.) (8) The Company is subject to additional covenants regarding its liquidity, including a cap on the cash balance in the Company’s bank account and a weekly minimum liquidity requirement (based on specified available cash balances and availability under the 2014 Revolver). (9) The Company is required to achieve certain cumulative quarterly cash collection milestones, which were eased somewhat in Amendment No. 2. (10) The Company is required to make additional quarterly principal payments, which will be applied to the Term Loan balloon payment, with some of the payments based on a percentage of certain forecasted cash collections for the prior quarter. This change was effective in the fourth quarter of 2016. (11) The lenders’ collateral package was increased by pledging to the lenders (i) the equity interests of each direct domestic subsidiary of the Company and (ii) 65% of the stock of each material first-tier foreign restricted subsidiary of the Company. (12) The 2014 Credit Facility will now mature on May 1, 2018, as opposed to June 5, 2019, the maturity date of the Original Facility.

As of December 31, 2016, there was $147.3 million available under the 2014 Revolver and the Company had utilized the 2014 Credit Facility for letters of credit in the amount of $0.2  million. The Company was in compliance with the financial covenants under the 2014 Credit Facility for the period ended December 31, 2016. As of December 31, 2016, the effective interest rate on the Term Loan and the 2014 Revolver was 4.68% and 5.05%, respectively.

2010 Senior Notes

In October 2010, the Company issued $300 million of 7.625% Senior Notes due November 1, 2018 (the “2010 Notes”) in a private placement offering. Interest on the 2010 Notes is payable semi-annually on May 1 and November 1 of each year. The Company may

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

redeem the 2010 Notes at par beginning on November 1, 2016, which was not exercised as of December 31, 2016. At the date of any redemption, any accrued and unpaid interest would also be due.

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

The following table presents information related to the liability and equity components of the Convertible Notes:

(in thousands)	As of December 31, 2016
Liability component:
Principal	$200,000
Conversion feature	(46,800)
Allocated debt issuance costs	(5,051)
Amortization of discount and debt issuance costs (non-cash interest expense)	4,519
Net carrying amount	$152,668

Equity component:
Conversion feature	$46,800
Allocated debt issuance costs	(1,543)
Net deferred tax liability	(18,815)
Net carrying amount	$26,442

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

Prior to January 15, 2021, the Convertible Notes will be convertible only under the following circumstances: (1) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (2) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion rate of 33.0579  (or $39.32), on each applicable trading day; or (3) upon the occurrence of specified corporate events. On or after January 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2016, none of the conversion provisions of the Convertible Notes have been triggered.

Equipment Financing and Mortgages

The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $84.9 million and $115.6 million at December 31, 2016 and 2015, respectively, with interest rates ranging from 1.90% to 5.93% with equal monthly installment payments over periods up to ten years with additional balloon payments of $12.4 million in 2021 and $6.3 million in 2022 on the remaining loans outstanding at December 31, 2016. The aggregate balance of mortgage loans was approximately $16.7 million and $17.7 million at December 31, 2016 and 2015, respectively, with interest rates ranging from a fixed 2.50% to LIBOR plus 3% and equal monthly installment payments over periods up to seven years with additional balloon payments of $2.6 million in 2018, $2.9 million in 2021 and $6.7 million in 2023.

The following table presents the future principal payments required under all of the Company’s debt obligations, discussed above, including the terms of the Amendments.

Year (in thousands)
2017	$85,890
2018	478,583
2019	12,294
2020	5,378
2021	218,923
Thereafter	14,523
815,591
Less: Unamortized Discount and Issuance Cost	(56,072)
Total	$759,519

Interest Expense

Interest Expense as reported in the Consolidated Statements of Operations consists of the following:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Cash interest expense:
Interest on 2014 Credit Facility	$19,201	$14,368	$12,980
Interest on 2010 Senior Notes	22,875	22,875	22,875
Interest on Convertible Notes	3,115	—	—
Other interest	3,623	5,805	7,910
Total cash interest expense	48,814	43,048	43,765
Non-cash interest expense:(a)
Amortization of debt issuance costs on 2014 Credit Facility	5,447	1,116	1,319
Amortization of discount and debt issuance costs on 2010 Senior Notes	1,002	979	951
Amortization of discount and debt issuance costs on Convertible Notes	4,519	—	—
Total non-cash interest expense	10,968	2,095	2,270
Total cash and non-cash interest expense	$59,782	$45,143	$46,035

(a)  Non-cash interest expense produces effective interest rates that are higher than contractual rates; accordingly, the effective interest rates for the 2014 Credit Facility, the 2010 Senior Notes and the Convertible Notes are 9.86%,  7.99% and 9.39%, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases

The Company leases certain construction equipment, vehicles and office space under non-cancellable operating leases, with future minimum rent payments as of December 31, 2016 as follows:

Year (in thousands)
2017	$22,950
2018	13,612
2019	9,983
2020	7,417
2021	5,455
Thereafter	19,260
78,677
Less - Sublease rental agreements	(3,150)
Total	$75,527

Rental expense under operating leases of construction equipment, vehicles and office space was $28.2 million in 2016, $17.4 million in 2015 and $24.4 million in 2014.

6.     Income Taxes

Income before taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
United States Operations	$128,072	$69,822	$170,517
Foreign Operations	21,043	4,017	16,921
Total	$149,115	$73,839	$187,438

The provision for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current expense:
Federal	$43,850	$5,465	$45,074
State	13,039	(362)	11,174
Foreign	6,573	1,126	3,203
Total current	63,462	6,229	59,451

Deferred (benefit) expense:
Federal	(3,054)	19,583	9,992
State	(5,302)	2,735	10,059
Foreign	(1,813)	—	—
Total deferred	(10,169)	22,318	20,051
Total provision	$53,293	$28,547	$79,502

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a reconciliation of the Company’s provision for income taxes at the statutory rates to the provision for income taxes at the Company’s effective rate.

	Year Ended December 31,
	2016		2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal income expense at statutory tax rate	$52,190	35.0%	$25,844	35.0%	$65,603	35.0%
State income taxes, net of federal tax benefit	5,972	4.0	1,250	1.7	10,367	5.5
Officers' compensation	3,807	2.6	2,900	3.9	3,657	2.0
Domestic Production Activities Deduction	(4,018)	(2.7)	(1,499)	(2.0)	(5,170)	(2.8)
Impact of state tax rate changes on deferred taxes	(1,358)	(0.9)	2,435	3.3	3,245	1.7
Other	(3,300)	(2.3)	(2,383)	(3.2)	1,800	1.0
Provision for income taxes	$53,293	35.7%	$28,547	38.7%	$79,502	42.4%

The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2016 were significantly impacted by rate changes associated with shifts of revenue affecting state apportionment as well as various return-to-provision and depreciation adjustments. The decrease in the state rate was applied to deferred tax balances, which further decreased the effective rate.

The following is a summary of the significant components of the deferred tax assets and liabilities:

	As of December 31,
(in thousands)	2016	2015
Deferred Tax Assets
Timing of expense recognition	$36,055	$23,580
Net operating losses	10,140	5,478
Other, net	33,507	29,342
Deferred tax assets	79,702	58,400
Valuation allowance	(460)	(460)
Net deferred tax assets	79,242	57,940
Deferred Tax Liabilities
Intangible assets, due primarily to purchase accounting	(34,679)	(37,157)
Fixed assets, due primarily to purchase accounting	(107,081)	(100,516)
Construction contract accounting	(12,564)	(9,197)
Joint ventures - construction	(29,609)	(29,949)
Other	(24,970)	(3,943)
Deferred tax liabilities	(208,903)	(180,762)

Net deferred tax liability	$(129,661)	$(122,822)

The net deferred tax liability is presented in the Consolidated Balance Sheets as  follows:

	As of December 31,
(in thousands)	2016	2015
Deferred tax asset	$1,346	$—
Deferred tax liability	(131,007)	(122,822)
Net deferred tax liability	$(129,661)	$(122,822)

Subsequent to the issuance of our 2015 consolidated financial statements, the Company identified that certain immaterial classification adjustments, related to the offsetting of deferred assets and liabilities by tax jurisdiction, were necessary to properly present deferred tax assets and liabilities on its Consolidated Balance Sheet as of December 31, 2015. The accompanying Consolidated Balance Sheet as of December 31, 2015, the corresponding balance sheet amounts within the business segments footnote (Note 10) and the guarantor footnote (Note 13), have been corrected for the effect of this classification error. The Company has evaluated the effects of the

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classification adjustments as of December 31, 2015 based on the SEC’s guidance in Staff Accounting Bulletin No. 99, Materiality, and after consideration of both quantitative and qualitative factors, has concluded that the following adjustments are immaterial:

	As of December 31, 2015
(in thousands)	As Previously Reported	Adjustments	As Restated (a)
Total current assets	$2,635,245	$(24,889)	$2,610,356
Other assets	202,125	(149,071)	53,054
Total assets	4,042,441	(173,960)	3,868,481
Accrued expenses and other current liabilities	(159,016)	24,889	(134,127)
Total current liabilities	(1,473,708)	24,889	(1,448,819)
Total liabilities	(2,622,214)	173,960	(2,448,254)
Total liabilities and stockholders' equity	(4,042,441)	173,960	(3,868,481)

	As of December 31, 2015
(in thousands)	As Previously Reported	Adjustments	As Restated (a)
Current deferred tax asset	$26,306	$(24,889)	$1,417
Long-term deferred tax asset	149,071	(149,071)	—
Current deferred tax liability	(24,889)	24,889	—
Long-term deferred tax liability	(273,310)	149,071	(124,239)
Net deferred tax liability	$(122,822)	$—	$(122,822)

(a)	The amounts reflected are prior to the Company's adoption of ASU 2015-03 (see discussion in Note 1) and ASU 2015-17, discussed below.

In addition to the immaterial classification adjustments reflected above, the Company identified certain immaterial classification errors within the disclosure of the significant components of deferred tax assets and liabilities as of December 31, 2015. The following is a revised summary of the significant components of deferred tax assets and liabilities to reflect adjustments for the immaterial classification errors as of December 31, 2015:

	As of December 31, 2015
(in thousands)	As Previously Reported	Adjustments	As Restated
Deferred Tax Assets
Timing of expense recognition	$58,048	$(34,468)	$23,580
Net operating losses	3,564	1,914	5,478
Other, net	114,225	(84,883)	29,342
Deferred tax assets	175,837	(117,437)	58,400
Valuation allowance	(460)	—	(460)
Net deferred tax assets	175,377	(117,437)	57,940
Deferred Tax Liabilities
Intangible assets, due primarily to purchase accounting	(99,549)	62,392	(37,157)
Fixed assets, due primarily to purchase accounting	(101,022)	506	(100,516)
Construction contract accounting	(7,530)	(1,667)	(9,197)
Joint ventures - construction	(27,604)	(2,345)	(29,949)
Other	(62,494)	58,551	(3,943)
Deferred tax liabilities	(298,199)	117,437	(180,762)
Net deferred tax liability	$(122,822)	$—	$(122,822)

The Company has also elected to early adopt ASU 2015-17, effective as of the beginning of the fourth quarter of 2016. As a result of the adoption of ASU 2015-17, the Company has retrospectively adjusted the Consolidated Balance Sheet as of December 31, 2015 to

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reflect the provisions of the ASU. The adoption of ASU 2015-17 resulted in a reclassification of $1.4 million of deferred tax assets classified as current to long-term as of December 31, 2015. Upon adoption of ASU 2015-17, the resulting long-term deferred asset of $1.4 million was offset against the Company’s net deferred tax liabilities within the same jurisdiction.

The Company had a valuation allowance of $0.5 million as of December 31, 2016 and 2015 for federal and state capital loss carryforwards as the ultimate utilization of this item was not likely.

The Company has not provided for deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries that result from undistributed earnings aggregating $19.7 million which the Company has the intent and the ability to reinvest in its foreign operations. Generally, the U.S. income taxes imposed upon repatriation of undistributed earnings would be reduced by foreign tax credits from foreign income taxes paid on the earnings. Determination of the deferred income tax liability on these basis differences is not reasonably estimable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The Company’s policy is to record interest and penalties on unrecognized tax benefits as an element of income tax expense. The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet. The total amount of gross unrecognized tax benefits as of December 31, 2016 that, if recognized, would affect the effective tax rate is $7.6 million. During 2016, the Company recognized a net increase of $4.0 million in liabilities. The amount of gross unrecognized tax benefits as of December 31, 2015 was $3.6 million. During 2015, the Company recognized a net decrease of $4 million in liabilities. The amount of gross unrecognized tax benefits as of December 31, 2014 was $7.6 million in liabilities. During 2014, the Company recognized a net increase of $2.2 million in liabilities. The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.

The Company accounts for its uncertain tax positions in accordance with GAAP. A reconciliation of the beginning and ending amounts of these tax benefits for the three years ended December 31, 2016 is as follows:

	As of December 31,
(in thousands)	2016	2015	2014
Beginning balance	$3,612	$7,636	$5,459
Change in tax positions of prior years	3,543	(3,073)	426
Change in tax positions of current year	419	169	2,929
Reduction in tax positions for statute expirations	—	(1,120)	(1,178)
Ending Balance	$7,574	$3,612	$7,636

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

7.     Contingencies and Commitments

The Company and certain of its subsidiaries are involved in litigation and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The Company and certain of its customers have made claims arising from the performance under their contracts. The Company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, assets and liabilities may change in the future due to various factors. Management believes that, based on current information and discussions with the Company’s legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Several matters are in the litigation and dispute resolution process. The following discussion provides a background and current status of the more significant matters.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange project for the New York State Department of Transportation (the “NYSDOT”). The $130 million project was substantially completed in January 2004 and was accepted by the NYSDOT as complete in February 2006. The Company incurred significant added costs in completing its work and suffered extended schedule costs due to numerous design errors, undisclosed utility conflicts, lack of coordination with local agencies and other interferences for which the Company believes the NYSDOT is responsible.

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, seeking damages in the amount of $53.8 million. In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT which resulted in an amount of $0.5 million payable to the Company and formally closed out the project allowing the Company to re-file its claim. The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012. In May 2012, the NYSDOT served its answer and counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to disadvantaged business enterprise (“DBE”) requirements for the project. The Court subsequently ruled that NYSDOT’s counterclaims may only be asserted as a defense and offset to the Company’s claims and not as affirmative claims. In November 2014, the Appellate Division First Department affirmed the dismissal of the City’s affirmative defenses and affirmative counterclaims based on DBE fraud. The Company does not expect the counterclaims to have any material effect on its consolidated financial statements.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$74.6 million and other relief, alleging fraud in connection with the DBE requirements for the project. In May 2010, the Company served the City with its response to the City’s counterclaims and affirmative defenses. In August 2013, the Court granted the Company’s motion to dismiss the City’s affirmative defenses and counterclaims relating to fraud.

In January 2017, the Court granted the City’s motion for summary judgment and dismissed the Company’s claim against the City of New York. The Company has filed a notice of appeal. The Court also granted the Company’s motion for summary judgment for release of retention plus interest from 2010 for an aggregate amount of approximately $1.1 million.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The TBM is insured under a Builder’s Risk Insurance Policy (“the Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the insurer and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington (“Washington Superior Court”) seeking declaratory relief concerning contract interpretation as well as damages as a result of the Insurers’ breach of its obligations under the terms of the Policy. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi, the manufacturer of the TBM, has also joined the case as a plaintiff for costs incurred to repair the damages to the TBM. Trial is scheduled for June 2018.

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court for breach of contract alleging STP’s delays and failure to perform and declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and against the manufacturer of the TBM. Trial is set for June 2018.

As of December 31, 2016, the Company has concluded that the potential for a material adverse financial impact due to the Insurer’s and WSDOT’s respective legal actions is neither probable nor remote. With respect to STP’s counterclaim, management has included an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

8.     Share-Based Compensation

The Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan (the “Plan”) provides for various types of share-based grants, including restricted and unrestricted stock units and stock options. Restricted and unrestricted stock units give the holder the right to exchange their stock units for shares of the Company’s common stock on a one-for-one basis. Stock options give the holder the right to purchase shares of the Company’s common stock at an exercise price equal to the fair value of the Company’s common stock on the date of the stock option’s award. Restricted stock units and stock options are usually subject to certain service and performance conditions and may not be sold or otherwise transferred until those restrictions have been satisfied; however, unrestricted stock units have no such restrictions. The term for stock options is limited to 10 years from the date of grant. As of December 31, 2016, there were 327,584 shares available to be granted under the Company’s share-based compensation plan.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Many of the awards issued under the Plan contain separate tranches, each for a separate performance period and each with a performance target to be established subsequent to the award date; accordingly, the tranches are accounted for under ASC 718 Stock Compensation (“ASC 718”) as separate grants, with the grant date being the date the performance targets for a given tranche are established and communicated to the grantee. Similarly, for these awards, compliance with the requirements of the Plan is also based on the number of units granted in a given year, as determined by ASC 718, rather than the number of units awarded in a given year. As a result, as of December 31, 2016, the Company had outstanding awards with 448,000 restricted stock units and 448,000 stock options that had not been granted yet. These units will be granted in 2017, 2018 and 2019 when the performance targets for those respective years are established.

The following table summarizes restricted stock unit and stock option activity:

	Restricted Stock Units		Stock Options
		Weighted-		Weighted-
		Average		Average
		Grant Date		Exercise/
		Fair Value		(Strike) Price
	Number	Per Share	Number	Per Share
Outstanding as of December 31, 2013	361,668	$17.30	1,295,000	$20.20
Granted	996,597	27.10	714,000	18.40
Expired or forfeited	(20,000)	24.77	—	—
Vested/exercised	(281,668)	16.76	(20,000)	12.54
Outstanding as of December 31, 2014	1,056,597	$26.54	1,989,000	$19.63
Granted	321,500	23.07	259,000	16.07
Expired or forfeited	(281,560)	23.89	(250,000)	15.97
Vested/exercised	(370,940)	27.07	—	—
Outstanding as of December 31, 2015	725,597	$25.28	1,998,000	$19.62
Granted	483,387	19.14	274,000	16.20
Vested/exercised	(52,500)	18.74	(97,500)	12.72
Outstanding as of December 31, 2016	1,156,484	$22.64	2,174,500	$19.50

The following table summarizes unrestricted stock units issued to the members of the Company’s Board of Directors as part of their annual retainers:

	Unrestricted Stock Units
		Weighted-
		Average
		Grant Date
		Fair Value
Year	Number	Per Share
2014	$47,873	$30.81
2015	68,160	21.93
2016	64,603	21.67

The fair value of unrestricted stock units issued during 2016, 2015 and 2014 was approximately $1.4 million, $1.5 million and $1.5 million, respectively.

The fair value of restricted stock units that vested during 2016,  2015 and 2014 was approximately $1.0 million,  $8.0 million and $8.0 million, respectively. The aggregate intrinsic value, representing the difference between the market value on the date of exercise and the option price of the stock options exercised during 2016 and 2014 was $1.1 million and $0.3 million, respectively. As of December 31, 2016, the balance of unamortized restricted stock and stock option expense was $6.5 million and $0.7 million, respectively, which will be recognized over weighted-average periods of 1.3 years for restricted stock units and 0.5 years for stock options.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2,174,500 outstanding stock options as of December 31, 2016 had an intrinsic value of $18.5 million and a weighted-average remaining contractual life of 4.3 years. Of those outstanding options:  1)  1,402,500 were exercisable with an intrinsic value of $11.3 million, a weighted-average exercise price of $19.95 per share and a weighted-average remaining contractual life of 3.1 years; and 2) 772,000 have been granted but have not vested, of which 756,876 are expected to vest and have an intrinsic value of $7.2 million, a weighted-average exercise price of $18.49 and a weighted-average remaining contractual life of 6.5 years.

The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2016	2015	2014
Total stock options granted	274,000	259,000	714,000
Weighted-average grant date fair value	$5.31	$12.48	$17.69
Weighted-average assumptions:
Risk-Free Rate	1.2%	1.3%	1.8%
Expected life of options(a)	4.2	4.7	5.7
Expected volatility(b)	40.6%	45.5%	50.6%
Expected quarterly dividends	$—	$—	$—

(a)	Calculated using the simplified method due to the terms of the stock options and the limited pool of grantees.
(b)	Calculated using historical volatility of the Company’s common stock over periods commensurate with the expected life of the option.

For the respective years ended December 31, 2016, 2015 and 2014, the Company recognized, as part of general and administrative expense, costs for stock-based payment arrangements for both employees of $13.4 million,  $9.5 million and $18.6  million and non-employee directors of $1.4 million, $1.5 million and $1.4 million, with related aggregate tax benefits of $6.1 million, $4.6  million and $8.1  million, respectively.

9.     Employee Benefit Plans

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

The Company historically has used the date of its year-end as its measurement date to determine the funded status of the plan.

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

The pension plan’s assets are managed by a third-party investment manager. The Company monitors investment performance and risk on an ongoing basis.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of net periodic benefit cost is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Interest cost	$4,153	$4,055	$4,144
Service cost	600	—	—
Expected return on plan assets	(4,803)	(5,021)	(4,797)
Recognized net actuarial losses	1,745	1,869	4,385
Net periodic benefit cost	$1,695	$903	$3,732
Actuarial assumptions used to determine net cost:
Discount rate	4.10%	3.75%	4.47%
Expected return on assets	6.00%	6.50%	6.75%
Rate of increase in compensation	N/A	N/A	N/A

The target asset allocation for the Company’s pension plan by asset category for 2017 and the actual asset allocation as of December 31, 2016 and 2015 by asset category are as follows:

	Percentage of Plan Assets as of December 31,
	Target
	Allocation	Actual Allocation
Asset Category	2017	2016	2015
Cash	5%	4%	4%
Equity securities:
Domestic	50	47	61
International	25	28	30
Fixed income securities	20	21	5
Total	100%	100%	100%

As of December 31, 2016 and 2015, plan assets included approximately $39.1 million and $52.1 million, respectively, of investments in hedge funds and equity partnerships which do not have readily determinable fair values. The underlying holdings of the funds were comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.

The Company expects to contribute approximately $2.6 million to its defined benefit pension plan in 2017.

Future benefit payments under the plans are estimated as follows:

Year ended December 31,
(in thousands)
2017	$6,488
2018	6,632
2019	6,691
2020	6,717
2021	6,732
Thereafter	32,722
Total	$65,982

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2016 and 2015, and a summary of the funded status as of December 31, 2016 and 2015

	Year Ended December 31,
(in thousands)	2016	2015
Change in Fair Value of Plan Assets
Balance at beginning of year	$72,296	$75,956
Actual return on plan assets	(1,909)	(984)
Company contribution	2,025	2,900
Benefit payments	(6,355)	(5,576)
Balance at end of year	$66,057	$72,296

	Year Ended December 31,
(in thousands)	2016	2015
Change in Benefit Obligations
Balance at beginning of year	$105,942	$110,923
Interest cost	4,153	4,055
Service cost	600	—
Assumption change (gain) loss	308	(3,838)
Actuarial (gain) loss	(967)	378
Benefit payments	(6,355)	(5,576)
Balance at end of year	$103,681	$105,942

	As of December 31,
(in thousands)	2016	2015
Funded status	$(37,624)	$(33,646)
Amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(271)	$(218)
Long-term liabilities	(37,353)	(33,428)
Net amount recognized in Consolidated Balance Sheets	$(37,624)	$(33,646)

	Year Ended December 31,
(in thousands)	2016	2015
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss
Net actuarial loss	$(61,132)	$(56,824)
Cumulative Company contributions in excess of net periodic benefit cost	23,508	23,178
Net amount recognized in Consolidated Balance Sheets	$(37,624)	$(33,646)

The change in actuarial loss during the period resulting from changed assumptions was $4.3 million in 2016,  $0.7 million in 2015 and $13.9 million in 2014.

The estimated amount of the net accumulated loss that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2017 is $1.8 million.

The discount rate used in determining the accumulated post-retirement benefit obligation was 3.9% as of December 31, 2016 and 4.1% as of December 31, 2015. The discount rate used for the accumulated post-retirement obligation was derived using a blend of U.S. Treasury and high-quality corporate bond discount rates.

The expected long-term rate of return on assets assumption was 6.0% for 2016 and 6.5% for 2015. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the plans’ target asset allocation and full availability of invested assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fund strategies seek to capitalize on inefficiencies identified across different asset classes or markets. Hedge fund strategy types include long-short, event-driven, multi-strategy, equity partnerships and distressed credit.

Plan assets were measured at fair value. The following provides a description of the valuation techniques employed for each major asset class: Corporate equities were valued at the closing price reported on the active market on which the individual securities were purchased.

Registered investment companies are public investment vehicles valued using the Net Asset Value (NAV) of shares held by the plan at year-end. Closely held funds held by the plan, which are only available through private offerings, do not have readily determinable fair values. Estimates of fair value of these funds were determined using the information provided by the fund managers and it is generally based on the net asset value per share or its equivalent. Corporate bonds were valued based on market values quoted by dealers who are market makers in these securities, and by independent pricing services which use multiple valuation techniques that incorporate available market information and proprietary valuation models using market characteristics, such as benchmark yield curve, coupon rates, credit spreads, estimated default rates and other features.

The following table sets forth the plan assets at fair value in accordance with the fair value hierarchy described in Note 3:

	As of December 31, 2016				As of December 31, 2015
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,437	$2,437	$—	$—	$2,654	$2,654	$—	$—
Fixed Income	14,023	14,023	—	—	4,029	4,029	—	—
Equities	—	—	—	—	6,566	6,566	—	—
Mutual Funds	10,489	10,489	—	—	6,994	6,994	—	—
	$26,949	$26,949	$—	$—	$20,243	$20,243	$—	$—
Closely held funds(a)
Equity Partnerships	6,931				7,920
Hedge Fund Investments	32,177				44,133
Total closely held funds(a)	39,108				52,053
Total	$66,057	$26,949	$—	$—	$72,296	$20,243	$—	$—

(a)

Closely held funds in private investment were measured at fair value using NAV and were not categorized in the fair value hierarchy. Although the investments were not categorized within the fair value hierarchy, the holdings of these private investment funds were comprised of a combination of Level 1, 2 and 3 investments, but were not categorized in the fair value hierarchy because they were measured at NAV using the practical expedient. This is a change from prior years’ presentation as there is no longer a requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient.

The plans have benefit obligations in excess of the fair value of each plan’s assets detailed as follows:

	As of December 31, 2016			As of December 31, 2015
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
(in thousands)	Plan	Plan	Total	Plan	Plan	Total
Projected benefit obligation	$100,336	$3,345	$103,681	$102,495	$3,447	$105,942
Accumulated benefit obligation	100,336	3,345	103,681	102,495	3,447	105,942
Fair value of plans' assets	66,057	—	66,057	72,296	—	72,296
Projected benefit obligation greater than fair value of plans' assets	$34,279	$3,345	$37,624	$30,199	$3,447	$33,646
Accumulated benefit obligation greater than fair value of plans' assets	$34,279	$3,345	$37,624	$30,199	$3,447	$33,646

Section 401(k) Plans

The Company has several contributory Section 401(k) plans which cover its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The 401(k) expense provision was $4.0 million in both 2016 and 2015 and $3.6 million in 2014. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined by each plan.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables summarize key information for the plans that the Company had significant involvement with during the years ended December 31, 2016, 2015 and 2014.

											Expiration
				FIP/RP							Date of
		Pension Protections Act		Status	Company Contributions						Collective
	EIN/Pension	Zone Status		Pending Or	(amounts in millions)					Surcharge	Bargaining
Pension Fund	Plan Number	2016	2015	Implemented	2016 (b)	2015		2014		Imposed	Agreement
The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund	13-6123601/001	Green	Green	N/A	$ 15.8	$ 13.6	(a)	$ 11.8	(a)	No	5/31/2019
Laborers Pension Trust Fund for Northern California	94-6277608	Yellow	Yellow	Implemented	5.6	2.8		1.9		No	6/30/2019
Carpenters Pension Trust Fund for Northern California	94-6050970	Red	Red	Implemented	4.4	2.7		1.9		No	6/30/2019
Excavators Union Local 731 Pension Fund	13-1809825/002	Green	Green	N/A	4.2	7.1		5.3		No	4/30/2022
Steamfitters Industry Pension Fund	13-6149680/001	Green	Green	N/A	3.9	6.2	(a)	5.1	(a)	No	6/30/2017
Iron Workers Locals 40,361 & 417 Pension Fund	51-6102576/001	Green	Yellow	Implemented	3.8	5.2	(a)	0.7		No	6/30/2020
Local 147 Construction Workers Retirement Fund	13-6528181	Green	Green	N/A	3.7	5.6	(a)	1.3		No	6/30/2018
Southern California Gunite Workers Pension Fund	95-4354179	Green	Green	N/A	3.5	0.7		0.7		No	6/30/2019

(a)	These amounts exceeded 5% of the respective total plan contributions.
(b)	The Company's contributions as a percentage of total plan contributions were not available for any of our plans.

In addition to the individually significant plans described above, the Company also contributed approximately $38.8 million in 2016,  $37.5 million in 2015 and $30.8 million in 2014 to other multiemployer pension plans.

10.     Business Segments

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2016,  2015 and 2014.

	Reportable Segments
			Specialty	Segment			Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Year ended December 31, 2016
Total revenue	$1,830,857	$2,146,747	$1,234,272	$5,211,876	$—		$5,211,876
Elimination of intersegment revenue	(161,894)	(76,906)	—	(238,800)	—		(238,800)
Revenue from external customers	$1,668,963	$2,069,841	$1,234,272	$4,973,076	$—		$4,973,076
Income from construction operations	$172,668	$51,564	$37,908	$262,140	$(60,220)	(a)	$201,920
Capital expenditures	$13,541	$516	$1,005	$15,062	$681		$15,743
Depreciation and amortization (b)	$48,561	$2,186	$5,035	$55,782	$11,520		$67,302
Year ended December 31, 2015
Total Revenue	$2,005,193	$1,900,492	$1,228,030	$5,133,715	$—		$5,133,715
Elimination of intersegment revenue	(115,286)	(97,957)	—	(213,243)	—		(213,243)
Revenue from external customers	$1,889,907	$1,802,535	$1,228,030	$4,920,472	$—		$4,920,472
Income from construction operations	$145,213	$(1,240)	$15,682	$159,655	$(54,242)	(a)	$105,413
Capital expenditures	$8,383	$2,877	$1,193	$12,453	$23,459		$35,912
Depreciation and amortization (b)	$22,601	$2,728	$5,507	$30,836	$10,798		$41,634
Year ended December 31, 2014
Total Revenue	$1,730,468	$1,558,431	$1,301,328	$4,590,227	$—		$4,590,227
Elimination of intersegment revenue	(43,324)	(54,594)	—	(97,918)	—		(97,918)
Revenue from external customers	$1,687,144	$1,503,837	$1,301,328	$4,492,309	$—		$4,492,309
Income from construction operations	$220,554	$24,697	$50,998	$296,249	$(54,559)	(a)	$241,690
Capital expenditures	$65,377	$735	$6,974	$73,086	$1,927		$75,013
Depreciation and amortization (b)	$31,674	$3,466	$12,018	$47,158	$6,544		$53,702

(a)	Consists primarily of corporate general and administrative expenses.
(b)	Depreciation and amortization is included in income from construction operations.

During the year ended December 31, 2016, the Company recorded the following offsetting adjustments in the Specialty Contractors segment: a favorable adjustment of $14.0 million for a completed project ($0.17 per diluted share) and an unfavorable adjustment of $13.8 million for a project that is substantially complete ($0.16 per diluted share).

During the year ended December 31, 2015, the Company recorded unfavorable adjustments in the Specialty Contractors segment totaling $45.6 million in income from construction operations ($0.53 per diluted share) related to various Five Star Electric projects in New York, none of which were individually material. Most of these projects are complete or nearing completion. In addition, there were unfavorable adjustments to the estimated cost to complete a Building segment project, which has been completed and resulted in a decrease of $24.3 million in income from construction operations ($0.28 per diluted share). Furthermore, the Company recorded an unfavorable adjustment totaling $23.9 million ($0.28 per diluted share) in the Civil segment for an adverse legal decision related to a long-standing litigation matter, for which the Company assumed liability as part of an acquisition in 2011. Finally, the Company recorded favorable adjustments for a Civil segment runway reconstruction project, which resulted in an increase of $13.7 million in income from construction operations ($0.16 per diluted share).

During the year ended December 31, 2014, the Company’s income from construction operations was positively impacted by changes in the estimated recoveries on two Civil segment projects and a Building segment hospitality and gaming project. The changes in estimates were driven by changes in cost recovery assumptions based on legal rulings pertaining to the Civil segment projects, as well as agreements reached with a customer regarding the Building segment hospitality and gaming project. The Building project change in

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimate resulted in an $11.4 million increase in income from construction operations ($0.14 per diluted share). With respect to the two Civil segment projects, there was an increase of $25.9 million in income from construction operations ($0.30 per diluted share) and a $9.4 million decrease in income from construction operations ($0.11 per diluted share).

The above were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

The following table sets forth the total assets for the reportable segments as of December 31, 2016 and 2015.

	As of December 31,
(in thousands)	2016	2015
Civil	$2,152,123	$1,957,991
Building	917,317	711,201
Specialty Contractors	813,851	808,598
Corporate and other (a)	155,329	383,510
Total Assets	$4,038,620	$3,861,300

(a)	Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Geographic Information

Information concerning principal geographic areas is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenue:
United States	$4,802,393	$4,694,165	$4,323,471
Foreign and U.S. territories	170,683	226,307	168,838
Total	$4,973,076	$4,920,472	$4,492,309

	As of December 31,
(in thousands)	2016	2015
Assets:
United States	$3,911,865	$3,687,973
Foreign and U.S. territories	126,755	173,327
Total Assets	$4,038,620	$3,861,300

Reconciliation of Segment Information to Consolidated Amounts

The following table reconciles segment results to the consolidated income before income taxes for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Income from construction operations	$201,920	$105,413	$241,690
Other income (expense), net	6,977	13,569	(8,217)
Interest expense	(59,782)	(45,143)	(46,035)
Income before income taxes	$149,115	$73,839	$187,438

11.     Related Party Transactions

The Company leases certain facilities from an entity owned by Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer, at market lease rates. Under these leases the Company paid $2.8 million,  $2.7 million and $2.4 million for the years ended December 31, 2016,  2015 and 2014, respectively, and recognized expense of $3.2 million for each year ended December 31, 2016 and 2015 and $2.5 million for the year ended 2014.

Raymond R. Oneglia, Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. The Company occasionally forms construction project joint ventures with O&G, and O&G often provides equipment and services for the projects on customary

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trade terms. Currently, the Company has a 30% interest in a joint venture for a highway construction project.  The payments made by the joint venture to O&G during the years ended December 31, 2016, 2015 and 2014, were immaterial.

Peter Arkley, Senior Managing Director, Construction Services Group, of Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance related services. The associated expenses for services provided for the years ended December 31, 2016, 2015 and 2014 were $8.9 million,  $9.8 million and $14.2 million, respectively. The Company owed Alliant $5.2 million and $7.5 million as of December 31, 2016 and 2015, respectively, for services rendered.

12.     Unaudited Quarterly Financial Data

The following table presents selected unaudited quarterly financial data for each full quarterly period of 2016 and 2015:

(in thousands, except per share amounts)

	First	Second	Third	Fourth
Year Ended December 31, 2016	Quarter	Quarter	Quarter	Quarter
Revenues	$1,085,369	$1,308,130	$1,332,978	$1,246,599
Gross profit	105,092	109,770	124,668	117,660
Income from construction operations	40,122	48,829	60,919	52,050
Income before income taxes	26,724	35,780	47,926	38,685
Net income	15,400	21,361	28,801	30,260
Earnings per share:
Basic	$0.31	$0.43	$0.59	$0.62
Diluted	0.31	0.43	0.57	0.60

	First	Second	Third	Fourth
Year Ended December 31, 2015	Quarter	Quarter	Quarter	Quarter
Revenues	$1,066,465	$1,312,438	$1,340,739	$1,200,830
Gross profit	90,759	98,620	100,201	66,673
Income from construction operations	20,084	30,881	38,974	15,474
Income before income taxes	8,205	19,992	33,955	11,687
Net income	5,126	11,777	19,677	8,712
Earnings per share:
Basic	$0.11	$0.24	$0.40	$0.18
Diluted	0.10	0.24	0.40	0.18

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Separate Financial Information of Subsidiary Guarantors of Indebtedness

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2016

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$977,298	$4,316,658	$16,547	$(337,427)	$4,973,076
Cost of operations	(861,695)	(3,991,618)	—	337,427	(4,515,886)

Gross profit	$115,603	$325,040	$16,547	$—	$457,190

General and administrative expenses	(85,014)	(168,394)	(1,862)	—	(255,270)

INCOME FROM CONSTRUCTION OPERATIONS	$30,589	$156,646	$14,685	$—	$201,920

Equity in earnings of subsidiaries	113,369	—	—	(113,369)	—
Other income, net	892	6,294	1,002	(1,211)	6,977
Interest expense	(58,787)	(2,206)	—	1,211	(59,782)

Income (Loss) before income taxes	86,063	160,734	15,687	(113,369)	149,115

Provision for income taxes	9,759	(57,446)	(5,606)	—	(53,293)

NET INCOME (LOSS)	$95,822	$103,288	$10,081	$(113,369)	$95,822

Other comprehensive income:

Other comprehensive income of subsidiaries	(601)	—	—	601	—
Change in pension benefit plans assets/liabilities	(2,623)	—	—	—	(2,623)
Foreign currency translation	—	(261)	—	—	(261)
Change in fair value of investments	—	(340)	—	—	(340)
Change in fair value of interest rate swap	(24)	—	—	—	(24)
Total other comprehensive (loss) income	(3,248)	(601)	—	601	(3,248)

Total comprehensive income (loss)	$92,574	$102,687	$10,081	$(112,768)	$92,574

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$1,064,723	$4,104,871	$13,405	$(262,527)	$4,920,472
Cost of operations	(918,322)	(3,908,424)	—	262,527	(4,564,219)

Gross profit	$146,401	$196,447	$13,405	$—	$356,253

General and administrative expenses	(77,806)	(171,153)	(1,881)	—	(250,840)

INCOME FROM CONSTRUCTION OPERATIONS	$68,595	$25,294	$11,524	$—	$105,413

Equity in earnings of subsidiaries	23,367	—	—	(23,367)	—
Other (expense) income, net	9,271	3,745	553	—	13,569
Interest expense	(42,123)	(3,020)	—	—	(45,143)

Income (Loss) before income taxes	59,110	26,019	12,077	(23,367)	73,839

Provision for income taxes	(13,818)	(10,060)	(4,669)	—	(28,547)

NET INCOME (LOSS)	$45,292	$15,959	$7,408	$(23,367)	$45,292

Other comprehensive income:

Other comprehensive income of subsidiaries	(2,448)	—	—	2,448	—
Change in pension benefit plans assets/liabilities	2,026	—	—	—	2,026
Foreign currency translation	—	(3,214)	—	—	(3,214)
Change in fair value of investments	—	766	—	—	766
Change in fair value of interest rate swap	(125)	—	—	—	(125)
Total other comprehensive income (loss)	(547)	(2,448)	—	2,448	(547)

Total comprehensive income (loss)	$44,745	$13,511	$7,408	$(20,919)	$44,745

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$959,010	$3,690,075	$—	$(156,776)	$4,492,309
Cost of Operations	(808,285)	(3,353,098)	17,740	156,776	(3,986,867)

Gross Profit	$150,725	$336,977	$17,740	$—	$505,442

General and Administrative Expenses	(80,151)	(181,714)	(1,887)	—	(263,752)

INCOME FROM CONSTRUCTION OPERATIONS	$70,574	$155,263	$15,853	$—	$241,690

Equity in earnings of subsidiaries	95,501	—	—	(95,501)	—
Other (expense) income, net	(7,003)	(1,705)	491	—	(8,217)
Interest expense	(41,977)	(4,058)	—	—	(46,035)

Income (Loss) before income taxes	117,095	149,500	16,344	(95,501)	187,438

Provision for income taxes	(9,159)	(63,411)	(6,932)	—	(79,502)

NET INCOME (LOSS)	$107,936	$86,089	$9,412	$(95,501)	$107,936

Other comprehensive income:

Other comprehensive income of subsidiaries	(433)	—	—	433	—
Change in pension benefit plans assets/liabilities	(8,155)	—	—	—	(8,155)
Foreign currency translation	—	(638)	—	—	(638)
Change in fair value of investments	—	205	—	—	205
Change in fair value of interest rate swap	349	—	—	—	349
Total other comprehensive (loss) income	(8,239)	(433)	—	433	(8,239)

Total comprehensive income (loss)	$99,697	$85,656	$9,412	$(95,068)	$99,697

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2016

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$80,829	$65,079	$195	$—	$146,103
Restricted cash	2,016	2,211	46,277	—	50,504
Accounts receivable	426,176	1,441,263	107,380	(231,519)	1,743,300
Costs and estimated earnings in excess of billings	140,901	758,158	152	(67,385)	831,826
Other current assets	76,453	38,889	7,498	(56,817)	66,023
Total current assets	$726,375	$2,305,600	$161,502	$(355,721)	$2,837,756

Property and equipment, net	$74,739	$399,091	$3,796	$—	$477,626
Intercompany notes and receivables	—	242,382	—	(242,382)	—
Other assets:
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	92,997	—	—	92,997
Investment in subsidiaries	2,223,971	—	—	(2,223,971)	—
Other	42,324	8,905	2,407	(8,401)	45,235
	$3,067,409	$3,633,981	$167,705	$(2,830,475)	$4,038,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$122,166	$23,724	$—	$(60,000)	$85,890
Accounts payable	280,342	937,428	2,495	(226,249)	994,016
Billings in excess of costs and estimated earnings	102,373	229,746	19,564	(20,571)	331,112
Accrued expenses and other current liabilities	60,227	76,002	20,597	(48,901)	107,925
Total Current Liabilities	$565,108	$1,266,900	$42,656	$(355,721)	$1,518,943

Long-term debt, less current maturities	$614,608	$65,015	$—	$(5,994)	$673,629
Deferred income taxes	16,475	116,939	—	(2,407)	131,007
Other long-term liabilities	111,108	2,415	48,495	—	162,018
Intercompany notes and advances payable	207,087	—	35,295	(242,382)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,553,023	2,182,712	41,259	(2,223,971)	1,553,023
	$3,067,409	$3,633,981	$167,705	$(2,830,475)	$4,038,620

CONDENSED CONSOLIDATING BALANCE SHEET - DECEMBER 31, 2015

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$47,196	$26,892	$1,364	$—	$75,452
Restricted cash	3,369	3,283	39,201	—	45,853
Accounts receivable	358,437	1,179,919	82,004	(146,745)	1,473,615
Costs and estimated earnings in excess of billings	114,580	868,026	152	(77,583)	905,175
Other current assets	60,119	48,482	11,662	(11,419)	108,844
Total current assets	$583,701	$2,126,602	$134,383	$(235,747)	$2,608,939

Property and equipment, net	$105,306	$414,143	$4,076	$—	$523,525
Intercompany notes and receivables	—	148,637	—	(148,637)	—
Other assets:					—
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	96,540	—	—	96,540
Investment in subsidiaries	1,962,983	—	—	(1,962,983)	—
Other	60,978	7,067	3,392	(24,147)	47,290
	$2,712,968	$3,377,995	$141,851	$(2,371,514)	$3,861,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$107,283	$41,634	$—	$(60,000)	$88,917
Accounts payable	211,679	890,268	3,222	(167,705)	937,464
Billings in excess of costs and estimated earnings	89,303	203,003	1,716	(5,711)	288,311
Accrued expenses and other current liabilities	6,146	123,497	25,239	(20,755)	134,127
Total Current Liabilities	$414,411	$1,258,402	$30,177	$(254,171)	$1,448,819

Long-term debt, less current maturities	$653,669	$80,821	$—	$(5,723)	$728,767
Deferred income taxes	—	122,822	—	—	122,822
Other long-term liabilities	106,588	3,278	30,799	—	140,665
Intercompany notes and advances payable	118,073	—	30,564	(148,637)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,420,227	1,912,672	50,311	(1,962,983)	1,420,227
	$2,712,968	$3,377,995	$141,851	$(2,371,514)	$3,861,300

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2016

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$95,822	$103,288	$10,081	$(113,369)	$95,822
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	31,660	35,362	280	—	67,302
Equity in earnings of subsidiaries	(113,369)	—	—	113,369	—
Share-based compensation expense	13,423	—	—	—	13,423
Excess income tax benefit from share-based compensation	(269)	—	—	—	(269)
Change in debt discount and deferred debt issuance costs	10,968	—	—	—	10,968
Deferred income taxes	2,256	(12,425)	—	—	(10,169)
(Gain) loss on sale of investments	—	—	—	—	—
(Gain) loss on sale of property and equipment	148	305	—	—	453
Other long-term liabilities	4,168	6,346	17,696	—	28,210
Other non-cash items	(1,125)	(749)	—	—	(1,874)
Changes in other components of working capital	(108,973)	46,309	(27,866)	—	(90,530)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(65,291)	$178,436	$191	$—	$113,336

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(1,405)	(14,338)	—	—	(15,743)
Proceeds from sale of property and equipment	164	1,735	—	—	1,899
(Increase) decrease in intercompany advances	—	(94,732)	—	94,732	—
Change in restricted cash	1,353	1,072	(7,076)	—	(4,651)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$112	$(106,263)	$(7,076)	$94,732	$(18,495)

Cash Flows from Financing Activities:
Issuance of Convertible Notes	200,000	—	—	—	200,000
Proceeds from debt	1,348,800	5,095	—	—	1,353,895
Repayment of debt	(1,523,603)	(39,081)	—	—	(1,562,684)
Excess income tax benefit from share-based compensation	269	—	—	—	269
Issuance of common stock and effect of cashless exercise	(584)	—	—	—	(584)
Debt issuance costs	(15,086)	—	—	—	(15,086)
Increase (decrease) in intercompany advances	89,016	—	5,716	(94,732)	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$98,812	$(33,986)	$5,716	$(94,732)	$(24,190)

Net (Decrease) Increase in Cash and Cash Equivalents	33,633	38,187	(1,169)	—	70,651
Cash and Cash Equivalents at Beginning of Year	47,196	26,892	1,364	—	75,452
Cash and Cash Equivalents at End of Year	$80,829	$65,079	$195	$—	$146,103

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2015

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$45,292	$15,959	$7,408	$(23,367)	$45,292
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,612	32,746	276	—	41,634
Equity in earnings of subsidiaries	(23,367)	—	—	23,367	—
Share-based compensation expense	9,477	—	—	—	9,477
Excess income tax benefit from share-based compensation	(186)	—	—	—	(186)
Change in debt discount and deferred debt issuance costs	2,095	—	—	—	2,095
Adjustment interest rate swap to fair value	(224)	224	—	—	—
Deferred income taxes	1,399	36,083	(15,268)	—	22,214
(Gain) loss on sale of property and equipment	82	(2,991)	—	—	(2,909)
Other long-term liabilities	(3,157)	32,069	—	—	28,912
Other non-cash items	(248)	(3,432)	—	—	(3,680)
Changes in other components of working capital	(154,300)	49,868	(24,345)	—	(128,777)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(114,525)	$160,526	$(31,929)	$—	$14,072

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(21,587)	(14,286)	(39)	—	(35,912)
Proceeds from sale of property and equipment	—	4,980	—	—	4,980
(Increase) decrease in intercompany advances	—	(102,763)	—	102,763	—
Change in restricted cash	—	1,991	(3,474)	—	(1,483)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(21,587)	$(110,078)	$(3,513)	$102,763	$(32,415)

Cash Flows from Financing Activities:
Proceeds from debt	981,855	31,350	—	—	1,013,205
Repayment of debt	(962,701)	(91,670)	—	—	(1,054,371)
Excess income tax benefit from share-based compensation	186	—	—	—	186
Issuance of common stock and effect of cashless exercise	(808)	—	—	—	(808)
Increase (decrease) in intercompany advances	89,689	—	13,074	(102,763)	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$108,221	$(60,320)	$13,074	$(102,763)	$(41,788)

Net Increase (Decrease) in Cash and Cash Equivalents	(27,891)	(9,872)	(22,368)	—	(60,131)
Cash and Cash Equivalents at Beginning of Year	75,087	36,764	23,732	—	135,583
Cash and Cash Equivalents at End of Year	$47,196	$26,892	$1,364	$—	$75,452

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2014

(in thousands)

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$107,936	$86,089	$9,412	$(95,501)	$107,936
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,322	51,109	271	—	53,702
Equity in earnings of subsidiaries	(95,501)	—	—	95,501	—
Share-based compensation expense	19,256	(641)	—	—	18,615
Excess income tax benefit from share-based compensation	(787)	—	—		(787)
Change in debt discount and deferred debt issuance costs	2,270	—	—		2,270
Deferred income taxes	39,186	(17,726)	—	—	21,460
(Gain) loss on sale of investments	1,786	—	—	—	1,786
(Gain) loss on sale of property and equipment	833	(32)	—	—	801
Other long-term liabilities	20,221	(17,147)	—	—	3,074
Other non-cash items	(7,029)	10,302	—	—	3,273
Changes in other components of working capital	(26,100)	(264,203)	21,495	—	(268,808)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$64,393	$(152,249)	$31,178	$—	$(56,678)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(17,626)	(57,387)	—	—	(75,013)
Proceeds from sale of property and equipment	(784)	6,119	—	—	5,335
Proceeds from sale of investments	44,497	—	—	—	44,497
Change in restricted cash	15,464	2,766	(20,006)	—	(1,776)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$41,551	$(48,502)	$(20,006)	$—	$(26,957)

Cash Flows from Financing Activities:
Proceeds from debt	1,078,932	77,807	—	—	1,156,739
Repayment of debt	(957,830)	(68,519)	—	—	(1,026,349)
Payments related to business acquisitions	(26,430)	—	—	—	(26,430)
Excess income tax benefit from share-based compensation	787	—	—	—	787
Issuance of common stock and effect of cashless exercise	(1,772)	1	—	—	(1,771)
Debt issuance costs	(3,681)	—	—	—	(3,681)
Increase (decrease) in intercompany advances	(209,858)	210,195	(337)	—	—
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	$(119,852)	$219,484	$(337)	$—	$99,295

Net Increase (Decrease) in Cash and Cash Equivalents	(13,908)	18,733	10,835	—	15,660
Cash and Cash Equivalents at Beginning of Year	88,995	18,031	12,897	—	119,923
Cash and Cash Equivalents at End of Year	$75,087	$36,764	$23,732	$—	$135,583