Form 10-Q
period 2017-03-31
TUTOR PERINI Corp
filed 2017-05-03
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at April 27, 2017  was 49,695,374.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I.  – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2017	2016
REVENUE	$1,117,361	$1,085,369
COST OF OPERATIONS	(1,014,641)	(980,277)
GROSS PROFIT	102,720	105,092
General and administrative expenses	(65,703)	(64,970)
INCOME FROM CONSTRUCTION OPERATIONS	37,017	40,122
Other income, net	417	682
Interest expense	(15,564)	(14,080)
INCOME BEFORE INCOME TAXES	21,870	26,724
Provision for income taxes	(8,106)	(11,324)
NET INCOME	$13,764	$15,400
BASIC EARNINGS PER COMMON SHARE	$0.28	$0.31
DILUTED EARNINGS PER COMMON SHARE	$0.27	$0.31
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,282	49,079
DILUTED	50,948	49,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2017	2016
NET INCOME	$13,764	$15,400

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Defined benefit pension plan adjustments	268	247
Foreign currency translation adjustments	(54)	930
Unrealized (loss) gain in fair value of investments	(21)	8
Unrealized loss in fair value of interest rate swap	—	(35)
Total other comprehensive income, net of tax	193	1,150

TOTAL COMPREHENSIVE INCOME	$13,957	$16,550

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of March 31,	As of December 31,
(in thousands, except share and per share amounts)	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,817	$146,103
Restricted cash	60,158	50,504
Accounts receivable, including retainage of $594,926 and $569,391	1,749,602	1,743,300
Costs and estimated earnings in excess of billings	840,760	831,826
Other current assets	58,482	66,023
Total current assets	2,813,819	2,837,756
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $333,531 and $313,783	462,695	477,626
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	92,111	92,997
OTHER ASSETS	44,852	45,235
TOTAL ASSETS	$3,998,483	$4,038,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$27,598	$85,890
Accounts payable, including retainage of $264,336 and $258,294	965,931	994,016
Billings in excess of costs and estimated earnings	288,795	331,112
Accrued expenses and other current liabilities	112,448	107,925
Total current liabilities	1,394,772	1,518,943
LONG-TERM DEBT, less current maturities, net of unamortized discounts and debt issuance costs totaling $52,293 and $56,072	753,191	673,629
DEFERRED INCOME TAXES	130,616	131,007
OTHER LONG-TERM LIABILITIES	159,777	162,018
TOTAL LIABILITIES	2,438,356	2,485,597

CONTINGENCIES AND COMMITMENTS (NOTE 6)

STOCKHOLDERS' EQUITY:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 49,694,018 and 49,211,353 shares	49,694	49,211
Additional paid-in capital	1,068,264	1,075,600
Retained earnings	487,389	473,625
Accumulated other comprehensive loss	(45,220)	(45,413)
TOTAL STOCKHOLDERS' EQUITY	1,560,127	1,553,023

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,998,483	$4,038,620

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$13,764	$15,400
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	20,110	11,923
Amortization of intangible assets	886	886
Share-based compensation expense	4,306	3,647
Change in debt discounts and deferred debt issuance costs	3,836	1,687
Deferred income taxes	(526)	(155)
(Gain) loss on sale of property and equipment	(131)	285
Other long-term liabilities	(1,824)	(4,061)
Other non-cash items	267	1,399
Changes in other components of working capital	(73,533)	(15,067)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(32,845)	15,944

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(5,672)	(4,812)
Proceeds from sale of property and equipment	259	939
Change in restricted cash	(9,654)	(3,305)
NET CASH USED IN INVESTING ACTIVITIES	(15,067)	(7,178)

Cash Flows from Financing Activities:
Proceeds from debt	313,977	299,785
Repayment of debt	(296,485)	(287,484)
Issuance of common stock and effect of cashless exercise	(10,809)	—
Debt issuance costs	(57)	(5,937)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,626	6,364

Net (decrease) increase in cash and cash equivalents	(41,286)	15,130
Cash and cash equivalents at beginning of period	146,103	75,452
Cash and cash equivalents at end of period	$104,817	$90,582

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 may not be indicative of the results that will be achieved for the full year ending December 31, 2017.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 31, 2017 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries have been eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing of this Form 10-Q.

(2)     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASU 2014-09”). ASU 2014-09 amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. The guidance will be effective for the Company as of January 1, 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company is currently reviewing contracts in order to determine the impact, if any, the adoption of ASU 2014-09 will have on its consolidated financial statements. A number of industry-specific implementation issues are still unresolved, and the final resolution of certain of these issues could impact the Company’s current accounting policies and/or revenue recognition patterns. The Company currently expects to adopt this new standard using the modified retrospective method.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350),  Simplifying the Test for Goodwill Impairment. This ASU simplifies the calculation of goodwill impairment by eliminating Step 2 of the impairment test as required by the current guidance.  Step 2 requires companies to calculate the implied fair value of their goodwill by estimating the fair value of their assets, other than goodwill, and liabilities, including unrecognized assets and liabilities, following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The calculated net fair value of the assets would then be compared to the fair value of the reporting unit to determine the implied fair value of goodwill, and to the extent that the carrying value of goodwill was less than the implied fair value, a loss would be recognized. Under ASU 2017-04, however, goodwill is impaired when the calculated fair value of a reporting unit is less than its carrying value, and the impairment charge will equal that difference  (i.e., impairment will be calculated at the reporting unit level and there will be no need to estimate the fair value of individual assets and liabilities). This guidance will be effective for the Company for any goodwill impairment tests performed in years beginning after December 15, 2019; however, early adoption is permitted for tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires that restricted cash and restricted cash equivalents be aggregated with cash and cash equivalents in the statement of cash flows; thus the statement will reconcile the aggregate beginning-of-period and end-of-period balances. Consequently, changes in restricted cash and restricted cash equivalents will no longer be presented as a component of cash flows from investing activities in the statement of cash flows. The Company expects to retrospectively adopt this ASU effective January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing lease guidance. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. Other significant provisions of the amendment include (i) defining the “lease term” to include the non-cancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to utilize more than an insignificant portion of the leased asset’s economic benefits. This will be effective for the Company as of January 1, 2019 and will be applied using the modified retrospective transition method for existing leases. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(3)     Earnings Per Common Share (EPS)

Basic EPS and diluted EPS are calculated by dividing net income by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities. The Company calculates the number of potentially dilutive securities using the treasury stock method for its granted but unvested restricted stock units and stock options and vested but unexercised stock options. The calculations of basic and diluted EPS for the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Net income	$13,764	$15,400

Weighted-average common shares outstanding, basic	49,282	49,079
Effect of dilutive restricted stock units and stock options	1,666	206
Weighted-average common shares outstanding, diluted	50,948	49,285

Earnings per common share:
Basic earnings per common share	$0.28	$0.31
Diluted earnings per common share	$0.27	$0.31

Anti-dilutive shares not included above	930	1,704

With regard to diluted EPS and the impact of the Convertible Notes on the diluted EPS calculation, because the Company has the intent and ability to settle the principal amount of the Convertible Notes in cash, per Accounting Standards Codification (“ASC”) 260, Earnings Per Share, the settlement of the principal amount has no impact on diluted EPS. Additionally, ASC 260 requires any potential conversion premium associated with the Convertible Notes’ conversion option to be considered in the calculation of diluted EPS when the Company's average stock price, as defined in the indenture governing the Convertible Notes, is higher than 130% of the Convertible Notes’ conversion rate of 33.0579 (or $39.32). This was not the case during the three months ended March 31, 2017.

(4)     Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings, as reported on the Balance Sheet, consist of the following:

	As of March 31,	As of December 31,
(in thousands)	2017	2016
Claims	$464,220	$477,425
Unapproved change orders	250,114	207,475
Other unbilled costs and profits	126,426	146,926
Total costs and estimated earnings in excess of billings	$840,760	$831,826

Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions where recovery is concluded to be both probable and reliably estimable; decreases normally result from resolutions and subsequent billings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves the passage of time and, often, incremental progress toward contractual requirements or milestones.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(5)     Financial Commitments

Subsequent Events - Debt Transactions

2017 Senior Notes

On April 20, 2017, the Company issued $500 million in aggregate principal amount of 6.875% Senior Notes due 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017.

Prior to May 1, 2020, the Company may redeem the 2017 Senior Notes at a redemption price equal to 100% of their principal amount plus a “make whole” premium described in the indenture. In addition, prior to May 1, 2020, the Company may redeem up to 40% of the original aggregate principal amount of the notes at a redemption price of 106.875% of their principal amount with the proceeds received by the Company from any equity offering. After May 1, 2020, the Company may redeem the 2017 Senior Notes at specified redemption prices described in the indenture. Upon a change of control, holders of the 2017 Senior Notes may require the Company to repurchase all or part of the 2017 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The 2017 Senior Notes are senior unsecured obligations of the Company and are guaranteed by substantially all of the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s 2017 Credit Facility, as defined below. In addition, the indenture for the 2017 Senior Notes provides for customary covenants, including restrictions on the payment of dividends and share repurchases, and events of default.

2017 Credit Facility

On April 20, 2017 the Company entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10.0 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes, as defined below, are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (subject to certain further exceptions). In addition, the 2017 Credit Facility permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans.

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to a margin over (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% (which is initially 2.50%) or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%) plus a margin of between 0.50% and 2.00% (which is initially 1.50%), in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Agreement). In addition to paying interest on outstanding principal under the 2017 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased by 2% per annum.

The 2017 Credit Facility contains customary covenants for credit facilities of this type, including maximum consolidated leverage ratios ranging from 4.00:1.00 to 3.25:1.00 over the life of the facility and a minimum consolidated fixed charge coverage ratio of 1.25:1.00. Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the 2017 Credit Facility; additionally, the obligations are secured by a lien on all personal property of the Company and its subsidiaries guaranteeing these obligations.

Repurchase and Redemption of 2010 Senior Notes and Termination of 2014 Credit Facility

On April 20, 2017, the Company used proceeds from the 2017 Senior Notes and 2017 Revolver to repurchase or redeem its 2010 Senior Notes, to pay off its Term Loan and 2014 Revolver, and to pay accrued but unpaid interest and fees. In addition, the indenture governing the 2010 Senior Notes was satisfied and discharged, and the Company terminated the 2014 Credit Facility.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Long-Term Debt

Long-term debt consisted of the following as of the dates of the Balance Sheets presented:

	As of March 31,	As of December 31,
(in thousands)	2017	2016
Term Loan	$47,699	$54,650
2014 Revolver	181,302	147,990
2010 Senior Notes	298,374	298,120
Convertible Notes	154,832	152,668
Equipment financing, mortgages and acquisition-related notes	95,453	101,558
Other indebtedness	3,129	4,533
Total debt	780,789	759,519
Less – current maturities	(27,598)	(85,890)
Long-term debt, net	$753,191	$673,629

The following table reconciles the outstanding debt balance to the reported debt balances as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017			As of December 31, 2016
(in thousands)	Outstanding Long-Term Debt	Unamortized Discounts and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discounts and Issuance Costs	Long-Term Debt, as reported
Term Loan	$49,500	$(1,801)	$47,699	$57,000	$(2,350)	$54,650
2014 Revolver	185,000	(3,698)	181,302	152,500	(4,510)	147,990
2010 Senior Notes	300,000	(1,626)	298,374	300,000	(1,880)	298,120
Convertible Notes	200,000	(45,168)	154,832	200,000	(47,332)	152,668

2010 Senior Notes

In October 2010, the Company issued $300 million of 7.625% Senior Notes due November 1, 2018 (the “2010 Senior Notes”) in a private placement offering. As discussed above, on April 20, 2017, the Company repurchased or redeemed the 2010 Senior Notes in full and the related indenture was satisfied and discharged.

2014 Credit Facility

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement, as amended (the “2014 Credit Facility”), with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2014 Credit Facility provides for a $300 million revolving credit facility (the “2014 Revolver”), a $250 million term loan (the “Term Loan”) and a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million, all maturing on May 1, 2018.  Borrowings under both the 2014 Revolver and the Term Loan bear interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”), each plus an applicable margin ranging from 1.25% to 3.00%, contingent upon the latest Consolidated Leverage Ratio.

As of March 31, 2017, there was $114.8 million available under the 2014 Revolver and the Company had utilized the 2014 Credit Facility for letters of credit in the amount of $0.2 million. The Company was in compliance with the financial covenants under the 2014 Credit Facility for the period ended March 31, 2017. As discussed above, on April 20, 2017, the Company repaid all borrowings under the 2014 Credit Facility and concurrently terminated the facility; consequently, the Company presented the full amount due under the Term Loan as long-term debt in its Condensed Consolidated Balance Sheet at March 31, 2017, as required by ASC 470, Debt.

Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. The Convertible Notes are unsecured obligations and do not contain any financial covenants or

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semi-annually in June and December.

Prior to January 15, 2021, the Convertible Notes will be convertible only under the following circumstances: (1) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (2) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion rate of 33.0579 (or $39.32), on each applicable trading day; or (3) upon the occurrence of specified corporate events. On or after January 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock. As of March 31, 2017, none of the conversion provisions of the Convertible Notes have been triggered.

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash interest expense:
Interest on 2014 Credit Facility	$3,709	$5,338
Interest on 2010 Senior Notes	5,719	5,719
Interest on Convertible Notes	1,438	—
Other interest	862	1,336
Total cash interest expense	11,728	12,393

Non-cash interest expense:(a)
Amortization of debt issuance costs on 2014 Credit Facility	1,418	1,439
Amortization of discount and debt issuance costs on 2010 Senior Notes	254	248
Amortization of discount and debt issuance costs on Convertible Notes	2,164	—
Total non-cash interest expense	3,836	1,687

Total cash and non-cash interest expense	$15,564	$14,080

____________________________________________________________________________________________________

(a)Non-cash interest expense, when combined with cash interest expense, produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the quarter ended March 31, 2017 are as follows: for the 2014 Credit Facility, 9.86%; for the 2010 Senior Notes, 7.99%; and for the Convertible Notes, 9.39%.

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

NOAA requested an extension to issue a decision on the First Certified Claim and on the Third Certified Claim, but did not request an extension of time to review the Second Certified Claim. On January 6, 2014, R&S filed suit in the United States Federal Court of Claims on the Second Certified Claim plus interest and attorney's fees and costs. This was followed by a submission of a lawsuit on the First Certified Claim on July 31, 2014. In February 2015, the court denied NOAA’s motion to dismiss the Second Certified Claim. In March 2015, the Contracting Officer issued decisions on all Claims accepting a total of approximately $1.0 million of claims and denying approximately $29.5 million of claims. On April 14, 2015, the court consolidated the cases. In March 2017, the parties agreed to a proposed settlement subject to final government approval.

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

The TBM is insured under a Builder’s Risk Insurance Policy (“the Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington (“Washington Superior Court”) seeking declaratory relief concerning contract interpretation as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi, the manufacturer of the TBM, has also joined the case as a plaintiff for costs incurred to repair the damages to the TBM. Trial is scheduled for May 2018. Discovery is ongoing.

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court for breach of contract alleging STP’s delays and failure to perform and declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and against the manufacturer of the TBM. Trial is set for June 2018. Discovery is ongoing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

As of March 31, 2017, the Company has concluded that the potential for a material adverse financial impact due to the Insurers’ denial of coverage and WSDOT’s legal actions is neither probable nor remote. With respect to STP’s claims against WSDOT and Hitachi, management has included an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

(7)     Share-Based Compensation

The Company’s share-based compensation plan is described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016. During the first three months of 2017 and 2016, the Company issued the following share-based instruments: (1) restricted stock units of 665,000 and 483,387 at weighted-average per share prices of $30.48 and $19.14, respectively; and (2) stock options of 265,000 and 274,000 at weighted-average per share exercise prices of $23.47 and $16.20, respectively.

Effective January 1, 2017, the Company prospectively adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for the income tax effect of share-based transactions and the forfeiture of share-based instruments. Upon this adoption, the Company elected an accounting policy requiring forfeitures of share-based instruments to be accounted for upon occurrence. As a result, the Company will recognize the full grant-date fair value of share-based awards throughout the requisite service and/or performance period, with any adjustments for forfeitures recognized only if and when a forfeiture occurs. In the first quarter of 2017, 20,985 performance-based restricted stock units, with a weighted-average per share price of $23.91, and 19,466 performance-based stock options, with a weighted-average per share exercise price of $26.56, were forfeited; however, the impact of these forfeitures was not recognized in the first quarter of 2017 because it was previously recognized in the fourth quarter of 2016 in accordance with the provisions of ASC 718 before the adoption of ASU 2016-09.

(8)     Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plans assets/liabilities, cumulative foreign currency translation, change in fair value of investments and change in fair value of an interest rate swap as components of accumulated other comprehensive loss (“AOCI”).

The tax effects of the components of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income:
Defined benefit pension plan adjustments	$455	$(187)	$268	$427	$(180)	$247
Foreign currency translation adjustments	(92)	38	(54)	1,604	(674)	930
Unrealized (loss) gain in fair value of investments	(36)	15	(21)	13	(5)	8
Unrealized loss in fair value of interest rate swap	—	—	—	(62)	27	(35)
Total other comprehensive income	$327	$(134)	$193	$1,982	$(832)	$1,150

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after tax) for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31, 2017
			Unrealized
	Defined		Gain (Loss) in	Accumulated
	Benefit	Foreign	Fair Value of	Other
	Pension	Currency	Investments,	Comprehensive
(in thousands)	Plan	Translation	Net	Loss
Balance as of December 31, 2016	$(40,865)	$(4,864)	$316	$(45,413)
Other comprehensive loss before reclassifications	—	(54)	(21)	(75)
Amounts reclassified from AOCI	268	—	—	268
Total other comprehensive income (loss)	268	(54)	(21)	193
Balance as of March 31, 2017	$(40,597)	$(4,918)	$295	$(45,220)

	Three Months Ended March 31, 2016
			Unrealized	Unrealized
	Defined		Gain in Fair	Gain (Loss) in	Accumulated
	Benefit	Foreign	Value of	Fair Value of	Other
	Pension	Currency	Investments,	Interest Rate	Comprehensive
(in thousands)	Plan	Translation	Net	Swap, Net	Loss
Balance as of December 31, 2015	$(38,242)	$(4,603)	$656	$24	$(42,165)
Other comprehensive gain (loss) before reclassifications	—	930	8	(35)	903
Amounts reclassified from AOCI	247	—	—	—	247
Total other comprehensive income (loss)	247	930	8	(35)	1,150
Balance as of March 31, 2016	$(37,995)	$(3,673)	$664	$(11)	$(41,015)

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Operations are as follows:

	Location in	Three Months Ended
	Condensed Consolidated	March 31,
(in thousands)	Statements of Operations	2017	2016
Defined benefit pension plan adjustments	Various accounts(a)	$455	$427
Income tax benefit	Provision for income taxes	(187)	(180)
Net of tax		$268	$247

____________________________________________________________________________________________________

(a)Defined benefit pension plan adjustments were reclassified primarily to cost of operations and general and administrative expenses.

(9)     Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2017 was 37.1% compared to 42.4% for the same period in 2016. The effective tax rate for the first quarter of 2017 was favorably impacted by tax benefits associated with share-based compensation recognized under the provision of ASU 2016-09, as discussed in Note 7. This tax benefit is the result of a greater tax deduction for share-based compensation expense for awards vesting in the first quarter of 2017 relative to the share-based compensation expense recognized under GAAP for these same awards. For tax purposes, the value of deductible share-based compensation is based on the closing price of the Company’s common stock on the date of vesting; whereas for GAAP purposes, the value of shared-based compensation expense is determined using the closing price of the Company’s common stock on the date of grant. To the extent these values are different, the Company will recognize an additional tax benefit or expense,  either of which would have an impact on the Company’s effective income tax rate. Accordingly, the tax benefit recognized in the first quarter of 2017 resulted from the appreciation in the value of the Company’s common stock from the date of grant to the date of vesting. The effective tax rate for the first quarter of 2016 was unfavorably impacted by various discrete items, including certain state tax rate changes on deferred taxes.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(10)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurements, prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•	Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•	Level 3 inputs are unobservable

The following table presents, by fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis, as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017				As of December 31, 2016
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (a)	$104,817	$104,817	$—	$—	$146,103	$146,103	$—	$—
Restricted cash (a)	60,158	60,158	—	—	50,504	50,504	—	—
Investments in lieu of retainage (b)	53,852	50,317	3,535	—	51,266	46,855	4,411	—
Total	$218,827	$215,292	$3,535	$—	$247,873	$243,462	$4,411	$—

____________________________________________________________________________________________________

(a)Includes money market funds with original maturity dates of three months or less.

(b)Investments in lieu of customer retainage are classified as accounts receivable and are comprised of money market funds and municipal bonds, the majority of which are rated Aa3 or better. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets.

The Company did not have material transfers between Levels 1 and 2 during the three months ended March 31, 2017 or 2016.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2010 Senior Notes as of March 31, 2017 and December 31, 2016 was $304.0 million and $302.6 million, respectively, and the fair value of the Convertible Notes was $249.2 million and $228.4 million as of March 31, 2017 and December 31, 2016, respectively. The fair values were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining long-term debt at March 31, 2017 and December 31, 2016 approximates fair value.

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

The Building segment has significant experience providing services for private and public works customers in a number of specialized building markets, including: high-rise residential, hospitality and gaming, transportation, health care, commercial and government offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table sets forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2017 and 2016:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended March 31, 2017
Total revenue	$338,108	$515,251	$315,696	$1,169,055	$—		$1,169,055
Elimination of intersegment revenue	(33,533)	(18,161)	—	(51,694)	—		(51,694)
Revenue from external customers	$304,575	$497,090	$315,696	$1,117,361	$—		$1,117,361
Income from construction operations	$31,888	$5,242	$14,762	$51,892	$(14,875)	(a)	$37,017
Capital expenditures	$5,567	$45	$6	$5,618	$54		$5,672
Depreciation and amortization (b)	$16,318	$518	$1,192	$18,028	$2,968		$20,996

Three Months Ended March 31, 2016
Total revenue	$367,501	$487,994	$281,773	$1,137,268	$—		$1,137,268
Elimination of intersegment revenue	(31,643)	(20,256)	—	(51,899)	—		(51,899)
Revenue from external customers	$335,858	$467,738	$281,773	$1,085,369	$—		$1,085,369
Income from construction operations	$33,665	$12,450	$9,413	$55,528	$(15,406)	(a)	$40,122
Capital expenditures	$3,612	$221	$625	$4,458	$354		$4,812
Depreciation and amortization (b)	$8,083	$557	$1,305	$9,945	$2,864		$12,809

____________________________________________________________________________________________________

(a)Consists primarily of corporate general and administrative expenses.

(b)	Depreciation and amortization is included in income from construction operations.

During the first three months of 2016, the Company recorded net favorable adjustments totaling $3.0 million in income from construction operations  ($0.04 per diluted share) for various Five Star Electric projects in New York in the Specialty Contractors segment. The net impact included material adjustments related to two electrical subcontract projects: a favorable adjustment of $14.0 million for a completed project ($0.17 per diluted share) and an unfavorable adjustment of $13.8 million for a project that was nearly complete ($0.17 per diluted share). These were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Income from construction operations	$37,017	$40,122
Other income, net	417	682
Interest expense	(15,564)	(14,080)
Income before income taxes	$21,870	$26,724

Total assets by segment are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Civil	$2,102,432	$2,152,123
Building	896,442	917,317
Specialty Contractors	793,507	813,851
Corporate and other (a)	206,102	155,329
Total Assets	$3,998,483	$4,038,620

____________________________________________________________________________________________________

(a)	Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

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

The following table sets forth the net periodic benefit cost for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest cost	$975	$1,053
Expected return on plan assets	(1,088)	(1,203)
Amortization of net loss	456	427
Other	213	150
Net periodic benefit cost	$556	$427

The Company contributed $0.8 million and $0.3 million to its defined benefit pension plan during the three months ended March 31, 2017 and 2016, respectively, and expects to contribute an additional $1.8 million later in 2017.

(13)     Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Company’s obligations on its 2010 Senior Notes are guaranteed by substantially all of the Company’s existing and future subsidiaries that guarantee obligations under the 2014 Credit Facility (the “Guarantors”). The guarantees are full and unconditional as well as joint and several. The Guarantors are wholly owned subsidiaries of the Company.

The following supplemental condensed consolidating financial information reflects the summarized financial information of the Company as the issuer of the senior unsecured notes, the Guarantors and the Company’s non-guarantor subsidiaries on a combined basis.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$246,011	$999,356	$6,756	$(134,762)	$1,117,361
Cost of operations	(223,588)	(925,815)	—	134,762	(1,014,641)
Gross profit	22,423	73,541	6,756	—	102,720
General and administrative expenses	(22,238)	(42,998)	(467)	—	(65,703)
Income from construction operations	185	30,543	6,289	—	37,017
Equity in earnings of subsidiaries	23,529	—	—	(23,529)	—
Other income (expense), net	(252)	707	307	(345)	417
Interest expense	(15,451)	(458)	—	345	(15,564)
Income before income taxes	8,011	30,792	6,596	(23,529)	21,870
Benefit (provision) for income taxes	5,753	(11,414)	(2,445)	—	(8,106)
Net income (loss)	$13,764	$19,378	$4,151	$(23,529)	$13,764

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	(75)	—	—	75	—
Defined benefit pension plan adjustments	268	—	—	—	268
Foreign currency translation adjustments	—	(54)	—	—	(54)
Unrealized loss in fair value of investments	—	(21)	—	—	(21)
Total other comprehensive (loss) income, net of tax	193	(75)	—	75	193

Total Comprehensive Income	$13,957	$19,303	$4,151	$(23,454)	$13,957

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$176,725	$986,361	$7,104	$(84,821)	$1,085,369
Cost of operations	(154,289)	(910,809)	—	84,821	(980,277)
Gross profit	22,436	75,552	7,104	—	105,092
General and administrative expenses	(21,658)	(42,837)	(475)	—	(64,970)
Income from construction operations	778	32,715	6,629	—	40,122
Equity in earnings of subsidiaries	23,079	—	—	(23,079)	—
Other income (expense), net	(621)	1,060	243	—	682
Interest expense	(13,484)	(596)	—	—	(14,080)
Income before income taxes	9,752	33,179	6,872	(23,079)	26,724
Benefit (provision) for income taxes	5,648	(14,060)	(2,912)	—	(11,324)
Net income (loss)	$15,400	$19,119	$3,960	$(23,079)	$15,400

Other comprehensive income (loss), net of tax:
Other comprehensive income of subsidiaries	938	—	—	(938)	—
Defined benefit pension plan adjustments	247	—	—	—	247
Foreign currency translation adjustments	—	930	—	—	930
Unrealized gain in fair value of investments	—	8	—	—	8
Unrealized loss in fair value of interest rate swap	(35)	—	—	—	(35)
Total other comprehensive income, net of tax	1,150	938	—	(938)	1,150

Total Comprehensive Income (Loss)	$16,550	$20,057	$3,960	$(24,017)	$16,550

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2017

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$56,767	$47,765	$285	$—	$104,817
Restricted cash	2,017	1,840	56,301	—	60,158
Accounts receivable	435,844	1,432,775	94,653	(213,670)	1,749,602
Costs and estimated earnings in excess of billings	145,252	766,012	152	(70,656)	840,760
Other current assets	43,461	44,863	6,276	(36,118)	58,482
Total current assets	683,341	2,293,255	157,667	(320,444)	2,813,819
Property and equipment, net	62,529	396,571	3,595	—	462,695
Intercompany notes and receivables	—	167,761	—	(167,761)	—
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	92,111	—	—	92,111
Investment in subsidiaries	2,188,874	—	—	(2,188,874)	—
Other Assets	41,930	8,982	2,407	(8,467)	44,852
Total assets	$2,976,674	$3,543,686	$163,669	$(2,685,546)	$3,998,483

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$68,655	$23,943	$—	$(65,000)	$27,598
Accounts payable	253,609	913,456	4,943	(206,077)	965,931
Billings in excess of costs and estimated earnings	94,701	196,933	9,751	(12,590)	288,795
Accrued expenses and other current liabilities	47,246	86,668	15,311	(36,777)	112,448
Total current liabilities	464,211	1,221,000	30,005	(320,444)	1,394,772
Long-term debt, less current maturities	699,786	59,465	—	(6,060)	753,191
Deferred income taxes	16,083	116,940	—	(2,407)	130,616
Other long-term liabilities	106,621	2,442	50,714	—	159,777
Intercompany notes and advances payable	129,846	—	37,915	(167,761)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,560,127	2,143,839	45,035	(2,188,874)	1,560,127
Total liabilities and stockholders' equity	$2,976,674	$3,543,686	$163,669	$(2,685,546)	$3,998,483

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$80,829	$65,079	$195	$—	$146,103
Restricted cash	2,016	2,211	46,277	—	50,504
Accounts receivable	426,176	1,441,263	107,380	(231,519)	1,743,300
Costs and estimated earnings in excess of billings	140,901	758,158	152	(67,385)	831,826
Other current assets	76,453	38,889	7,498	(56,817)	66,023
Total current assets	726,375	2,305,600	161,502	(355,721)	2,837,756
Property and equipment, net	74,739	399,091	3,796	—	477,626
Intercompany notes and receivables	—	242,382	—	(242,382)	—
Goodwill	—	585,006	—	—	585,006
Intangible assets, net	—	92,997	—	—	92,997
Investment in subsidiaries	2,223,971	—	—	(2,223,971)	—
Other Assets	42,324	8,905	2,407	(8,401)	45,235
Total assets	$3,067,409	$3,633,981	$167,705	$(2,830,475)	$4,038,620

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$122,166	$23,724	$—	$(60,000)	$85,890
Accounts payable	280,342	937,428	2,495	(226,249)	994,016
Billings in excess of costs and estimated earnings	102,373	229,746	19,564	(20,571)	331,112
Accrued expenses and other current liabilities	60,227	76,002	20,597	(48,901)	107,925
Total current liabilities	565,108	1,266,900	42,656	(355,721)	1,518,943
Long-term debt, less current maturities	614,608	65,015	—	(5,994)	673,629
Deferred income taxes	16,475	116,939	—	(2,407)	131,007
Other long-term liabilities	111,108	2,415	48,495	—	162,018
Intercompany notes and advances payable	207,087	—	35,295	(242,382)	—

Contingencies and commitments	—	—	—	—	—

Stockholders’ equity	1,553,023	2,182,712	41,259	(2,223,971)	1,553,023
Total liabilities and stockholders' equity	$3,067,409	$3,633,981	$167,705	$(2,830,475)	$4,038,620

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$13,764	$19,378	$4,151	$(23,529)	$13,764
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,975	8,820	201	—	20,996
Equity in earnings of subsidiaries	(23,529)	—	—	23,529	—
Share-based compensation expense	3,956	350	—	—	4,306
Change in debt discount and deferred debt issuance costs	50,636	(46,800)	—	—	3,836
Deferred income taxes	(614)	88	—	—	(526)
Loss on sale of property and equipment	—	(131)	—	—	(131)
Other long-term liabilities	(4,105)	62	2,219	—	(1,824)
Other non-cash items	461	(194)	—	—	267
Changes in other components of working capital	30,668	(105,124)	923	—	(73,533)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	83,212	(123,551)	7,494	—	(32,845)

Cash flows from investing activities:
Acquisition of property and equipment excluding financed purchases	(155)	(5,517)	—	—	(5,672)
Proceeds from sale of property and equipment	—	259	—	—	259
Decrease (increase) in intercompany advances	—	74,626	—	(74,626)	—
Change in restricted cash	(1)	371	(10,024)	—	(9,654)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(156)	69,739	(10,024)	(74,626)	(15,067)

Cash flows from financing activities:
Proceeds from debt	319,977	(6,000)	—	—	313,977
Repayment of debt	(292,087)	(4,398)	—	—	(296,485)
Issuance of common stock and effect of cashless exercise	(10,905)	96	—	—	(10,809)
Debt issuance costs	(46,857)	46,800	—	—	(57)
Increase (decrease) in intercompany advances	(77,246)	—	2,620	74,626	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(107,118)	36,498	2,620	74,626	6,626

Net (decrease) increase in cash and cash equivalents	(24,062)	(17,314)	90	—	(41,286)
Cash and cash equivalents at beginning of period	80,829	65,079	195	—	146,103
Cash and cash equivalents at end of period	$56,767	$47,765	$285	$—	$104,817

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016

UNAUDITED

			Non-
	Tutor Perini	Guarantor	Guarantor		Total
(in thousands)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$15,400	$19,119	$3,960	$(23,079)	$15,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,626	8,800	70	—	14,496
Equity in earnings of subsidiaries	(23,079)	—	—	23,079	—
Share-based compensation expense	3,647	—	—	—	3,647
Deferred income taxes	(153)	(2)	—	—	(155)
Loss on sale of property and equipment	202	83	—	—	285
Other long-term liabilities	(3,822)	(954)	715	—	(4,061)
Other non-cash items	(90)	1,489	—	—	1,399
Changes in other components of working capital	12,879	(25,578)	(2,368)	—	(15,067)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,610	2,957	2,377	—	15,944

Cash flows from investing activities:
Acquisition of property and equipment excluding financed purchases	(1,282)	(3,530)	—	—	(4,812)
Proceeds from sale of property and equipment	75	864	—	—	939
Decrease (increase) in intercompany advances	—	24,653	—	(24,653)	—
Change in restricted cash	109	(403)	(3,011)	—	(3,305)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,098)	21,584	(3,011)	(24,653)	(7,178)

Cash flows from financing activities:
Proceeds from debt	299,785	—	—	—	299,785
Repayment of debt	(276,202)	(11,282)	—	—	(287,484)
Debt issuance costs	(5,937)	—	—	—	(5,937)
Increase (decrease) in intercompany advances	(24,628)	—	(25)	24,653	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,982)	(11,282)	(25)	24,653	6,364

Net increase (decrease) in cash and cash equivalents	2,530	13,259	(659)	—	15,130
Cash and cash equivalents at beginning of period	47,196	26,892	1,364	—	75,452
Cash and cash equivalents at end of period	$49,726	$40,151	$705	$—	$90,582

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position at March 31, 2017 and the results of our operations for the three months ended March 31, 2017 and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes contained herein, and the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

•	A significant slowdown or decline in economic conditions;
•	Inaccurate estimates of contract risks, revenue or costs, which may result in lower than anticipated profits, or losses;
•	The requirement to perform extra, or change order, work, resulting in disputes or claims or adversely affecting our working capital, profits and cash flows;
•	Unfavorable outcomes of legal proceedings and failure to promptly recover significant working capital invested in projects subject to unresolved legal claims;
•	Increased competition and failure to secure new contracts;
•	Client cancellations of, or reductions in scope under, contracts reported in our backlog;
•	Actual results could differ from the assumptions and estimates used to prepare financial statements;
•	Decreases in the level of government spending for infrastructure and other public projects;
•

Failure to meet contractual schedule requirements, which could result in higher costs and reduced profits or, in some cases, exposure to financial liability for liquidated damages and/or damages to customers;

•	The impact of inclement weather conditions on projects;
•	Failure to meet our obligations under our debt agreements;
•	Inability to retain key members of our management, to hire and retain personnel required to complete projects or implement succession plans for key officers;
•	Possible systems and information technology interruptions;
•	Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;
•	Failure to comply with laws and regulations related to government contracts;
•	Conversion of our outstanding Convertible Notes that could dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock;
•	Potential dilutive impact of our Convertible Notes in our diluted earnings per share calculation;
•

Economic, political and other risks, including civil unrest, security issues, labor conditions, corruption and other unforeseeable events in countries where we do business, resulting in unanticipated losses; and

•	Impairment of our goodwill or other indefinite-lived intangible assets.

Executive Overview

Consolidated revenue for the three months ended March 31, 2017 was $1.1 billion, consistent with revenue for the same period in 2016.

Income from construction operations for the three months ended March 31, 2017 was $37.0 million, a decrease of $3.1 million, or 8%,  compared to the same period in 2016. The decrease was principally due to the relative impact of certain Civil and Building segment projects in New York and in the Midwest that are nearing completion or are substantially completed and the timing of projects that are ramping up. The decrease was partially offset by increased activity on certain Civil and Building projects on the West Coast, despite higher than expected rainfall in California during the first quarter of 2017 that slowed progress on certain projects, but we expect will be made up later in the year.

The effective tax rate for the three months ended March 31, 2017 was 37.1% compared to 42.4% and for three months ended March 31, 2016. See Corporate, Tax and Other Matters below for a detailed discussion of the changes in the effective tax rate.

Earnings per diluted share for the three months ended March 31, 2017 was $0.27 compared to $0.31 for three months ended March 31, 2016. The decrease was primarily due to the factors mentioned above that resulted in the decreased income from construction operations.

Consolidated new awards for the three months ended March 31, 2017 were $2.1 billion compared to $1.8 billion for the three months ended March 31, 2016. The Civil segment was the major contributor to the new award activity in the three months ended March 31, 2017.

Consolidated backlog as of March 31, 2017 was $7.2 billion compared to $8.2 billion as of March 31, 2016. The year-over-year decrease was attributable to revenue burn that outpaced new awards over the period. However, consolidated backlog increased quarter-over-quarter from $6.2 billion at December 31, 2016 to $7.2 billion at March 31, 2017, due to significant new awards in the first quarter of 2017. As of March 31, 2017, the mix of backlog by segment was approximately 54% for Civil, 24% for Building and 22% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2016 to March 31, 2017:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2016	Awards (a)	Recognized	March 31, 2017
Civil	$2,672.1	$1,498.2	$(304.6)	$3,865.7
Building	1,981.2	266.2	(497.1)	1,750.3
Specialty Contractors	1,573.8	296.4	(315.7)	1,554.5
Total	$6,227.1	$2,060.8	$(1,117.4)	$7,170.5

____________________________________________________________________________________________________

(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

The outlook for the Company’s growth over the next several years remains the most favorable it has been in many years, particularly in the Civil segment. In addition to the large current backlog, we expect significant new awards based on long-term capital spending plans by various state, local and federal customers, and typically bipartisan support for infrastructure investments. In the November 2016 U.S. election, voters in numerous states approved dozens of transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over the next 40 years, and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over the next 25 years for regional transportation projects. In addition, in April 2017, the California legislature passed a $52 billion 10-year transportation bill, which is expected to be signed into law by Governor Brown. This new long-term funding measure should result in various new civil project opportunities in California beginning in 2018. Furthermore, the Trump administration is planning a significant infrastructure investment program and is preparing to present its plan for approval and funding. The $305 billion Fixing America’s Surface Transportation Act (FAST Act), which was approved in late 2015, is also expected to provide state and local agencies with federal funding for numerous highway, bridge and mass-transit projects through 2020. Several large, long-duration civil infrastructure programs with which we are already involved continue progressing, such as California’s High-Speed Rail system and the New York Metropolitan Transportation Authority’s East Side Access project. Planning and permitting are also underway related to Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which will eventually bring new rail tunnels beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, sustained low interest rates and capital costs are expected to drive high demand and continued spending by private and public customers on infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see Results of Segment Operations,  Corporate, Tax and Other Matters and Liquidity and Financial Condition below.

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Revenue	$304.6	$335.9
Income from construction operations	31.9	33.7

Revenue for the three months ended March 31, 2017 decreased 9% compared to the same period in 2016. The decrease was primarily driven by reduced activity on a mass-transit project in New York and civil projects at Hudson Yards in New York that are nearing completion and various bridge projects in the Midwest that are nearing completion or are substantially completed. Increased activity on other mass-transit projects in New York and certain projects on the West Coast helped to offset the revenue decline for the segment.

Income from construction operations decreased 5% for the three months ended March 31, 2017. Higher than expected rainfall in California during the first quarter of 2017 that slowed the progress on two civil projects (but we expect will be made up later in the year) more than accounted for this decline. Lower contributions from the projects driving the revenue change discussed above, particularly a mass-transit project in New York nearing completion, were more than offset by improved performance on various other projects in the segment.

Operating margin was 10.5% for the three months ended March 31, 2017 compared to 10.0% for the same period in 2016.

New awards in the Civil segment totaled $1.5 billion for the three months ended March 31, 2017 compared to $938 million for the three months ended March 31, 2016. New awards in the first quarter of 2017 included a $1.4 billion joint-venture mass-transit project in California. New awards in the first quarter of 2016 included a $663 million mass-transit project in New York, as well as the Company’s share of more than $150 million of additional contract scope for a mass-transit project in California.

Backlog for the Civil segment was $3.9 billion as of March 31, 2017, up $520 million, or 16%, compared to the backlog as of March 31, 2016. In addition to the $1.4 billion award mentioned above, Civil segment backlog is expected to increase in 2017 from other new awards expected later in the year. The segment continues to experience elevated demand reflected in a large pipeline of prospective projects and substantial anticipated funding associated with various transportation measures that were approved by voters during the November 2016 election; the recently approved $52 billion 10-year California transportation bill; the Trump administration’s considerable, expected infrastructure investment program; the $305 billion FAST Act; and public agencies’ long-term spending plans. The Civil segment is well positioned to capture its share of these prospective projects. The segment, however, faces continued strong competition, including from foreign competitors.

Building Segment

Revenue and income from construction operations for the Building segment are as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Revenue	$497.1	$467.7
Income from construction operations	5.2	12.5

Revenue for the three months ended March 31, 2017 increased 6% compared to the same period in 2016. The growth was primarily driven by increased activity on certain commercial office and hospitality and gaming projects, partially offset by the impact of decreased activity on a biotechnology project and a courthouse project, all in California.

Income from construction operations decreased 58% for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was principally due to favorable closeout adjustments in the prior year first quarter on two projects in New York, neither of which was individually material. This decrease was somewhat offset by improved contributions associated with projects driving the current year first quarter revenue increase mentioned above.

Operating margin was  1.0% for the three months ended March 31, 2017 compared to 2.7% for the three months ended March 31, 2016. The margin decrease was primarily due to the reasons discussed above pertaining to the prior year closeout adjustments.

New awards in the Building segment totaled $266 million for the three months ended March 31, 2017 compared to $562 million for the three months ended March 31, 2016. New awards in the first quarter of 2017 included an $80 million military facility project in Saudi Arabia. New awards in the first quarter of 2016 included a $285 million hospitality and gaming project in California.

Backlog for the Building segment was $1.8 billion as of March 31, 2017 compared to $2.9 billion as of March 31, 2016. The backlog decline was due to strong revenue burn that outpaced new awards since the end of the first quarter of 2016. The Building segment continues to have a large pipeline of prospective projects, some of which have already been bid and are expected to be selected and awarded by customers later in 2017. Strong demand is expected to continue due to ongoing customer spending, supported by a low interest rate environment. The Building segment is well positioned to capture its share of prospective projects based on its customer relationships and long-term reputation for excellence in delivering high-quality projects on time and within budget.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Revenue	$315.7	$281.8
Income from construction operations	14.8	9.4

Revenue for the three months ended March 31, 2017 increased 12% compared to the first quarter of 2016. The increase was primarily due to increased activity on various mechanical projects in New York and various electrical projects in New York, California and Texas.

Income from construction operations increased 57% for the three months ended March 31, 2017 compared to the first quarter of 2016.  The increase was primarily due to improved performance in the first quarter of 2017 on electrical and mechanical projects in New York and increased activity on electrical projects in California and Texas, partially offset by prior year net favorable closeout adjustments for various electrical projects in New York.

Operating margin was 4.7% for the three months ended March 31, 2017 compared to 3.3% for the three months ended March 31, 2016. The margin increase was primarily due to the above-mentioned factors that impacted revenue and income from construction operations.

New awards in the Specialty Contractors segment totaled $296 million for the three months ended March 31, 2017 compared to $279 million for the three months ended March 31, 2016. New awards in the first quarter of 2017 included three mechanical contracts in New York collectively valued at $104 million. New awards in the first quarter of 2016 included an $86 million electrical subcontract for a mass-transit project in New York and a $32 million mechanical subcontract for a health care project, also in New York.

Backlog for the Specialty Contractors segment was $1.6 billion as of March 31, 2017 compared to $1.9 billion as of March 31, 2016.  The Specialty Contractors segment has a significant pipeline of prospective projects, with demand for its services supported by continued spending on civil and building projects. The Specialty Contractors segment should capture its share of prospective projects based on the size and scale of its business units that operate in New York, Texas, Florida and California and the reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $14.9  million during the three months ended March 31, 2017 compared to $15.4 million during the three months ended March 31, 2016.

Other Income (Expense), Interest Expense and Provision for Income Taxes

	Three Months Ended March 31,
(in millions)	2017	2016
Other income, net	$0.4	$0.7
Interest expense	(15.6)	(14.1)
Provision for income taxes	(8.1)	(11.3)

Interest expense increased $1.5 million for the three months ended March 31, 2017 compared to the same period in 2016.  The increase was primarily due to non-cash interest expense related to the Convertible Notes issued in June 2016.

The effective income tax rate was 37.1% for the three months ended March 31, 2017 compared to 42.4% for the comparable period in 2016. The effective tax rate for the first quarter of 2017 was favorably impacted by tax benefits associated with share-based compensation recognized under the provision of ASU 2016-09, as discussed in Note 7. This tax benefit is the result of a greater tax deduction for share-based compensation expense for awards vesting in the first quarter of 2017 relative to the share-based compensation expense recognized under GAAP for these same awards, as detailed in Note 9. The effective tax rate for the first quarter of 2016 was unfavorably impacted by various discrete items, including certain state tax rate changes on deferred taxes.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. On April 20, 2017, we issued $500 million of senior notes and entered into a new credit facility with a $350 million revolver. We used the net proceeds to repurchase or redeem our 2010 Senior Notes in full and repay all borrowings under our 2014 Credit Facility. We believe that the increased liquidity that resulted from this refinancing will help fund any working capital needs for the significant number of project opportunities that we see over the next several years, especially in our Civil segment.

Cash and Working Capital

Cash and cash equivalents were $104.8 million as of March 31, 2017 compared to $146.1 million as of December 31, 2016. The cash balances were comprised of cash held by us and available for general corporate purposes of $42.8 million and $49.5 million, respectively, with the remainder being our proportionate share of cash held by our joint ventures, available for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash, held primarily to secure insurance-related contingent obligations, was $60.2 million as of March 31, 2017 compared to $50.5 million as of December 31, 2016.

During the three months ended March 31, 2017, net cash used in operating activities was $32.8 million due primarily to investments in working capital and payments for incentive compensation that exceeded cash generated from earnings sources. The change in working capital primarily reflects a decrease in accounts payable due to the timing of payments to vendors and subcontractors and a decrease in billings in excess of costs and estimated earnings resulting from expected progress on projects. In the first quarter of 2016, $15.9 million in cash was provided from operating activities, primarily due to cash generated from earnings sources being mostly offset by increased net investment in working capital.

The $48.8 million reduction in cash flow from operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 reflects the timing of payments of payables and increased incentive compensation payments, partially offset by improved cash collections.

During the first three months of 2017, we used $15.1 million of cash from investing activities due primarily to a $9.7 million increase in restricted cash balances related to the Company’s insurance programs and the use of $5.7 million for the acquisition of property and equipment, compared to the use of cash of $7.2 million for investing activities for the same period of 2016.

For the first three months of 2017, net cash provided by financing activities was $6.6 million, which was primarily due to increased net borrowings of $17.5 million, partially offset by the use of $10.8 million for tax payments related to the net settlement of share-based compensation. Net cash provided by financing activities for the comparable quarter of 2016 was $6.4 million, which was principally due to increased net borrowings.

At March 31, 2017, we had working capital of $1.4 billion, a ratio of current assets to current liabilities of 2.02 and a ratio of debt to equity of 0.50, compared to working capital of $1.3 billion, a ratio of current assets to current liabilities of 1.87 and a ratio of debt to equity of 0.49 at December 31, 2016.

Debt

2017 Senior Notes

On April 20, 2017, we issued $500 million in aggregate principal amount of 6.875% Senior Notes due 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017. For additional information regarding the terms of our 2017 Senior Notes, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

2017 Credit Facility

On April 20, 2017, we entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10.0 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (subject to certain further exceptions). In addition, the 2017 Credit Facility permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans. For additional information regarding the terms of our 2017 Credit Facility, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Our new 2017 Credit Facility requires that we be in compliance with all its covenants as of March 31, 2017. The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a four-quarter rolling basis:

Twelve Months Ended March 31, 2017
	Actual	Required
Fixed charge coverage ratio	2.09 : 1.00	> or = 1.25 : 1.00
Leverage ratio	2.81 : 1.00	< or = 4.00 : 1.00

As of the filing date of this Form 10-Q, we are in compliance and expect to continue to be in compliance with the financial covenants under the 2017 Credit Facility. As of March 31, 2017 we were also in compliance with the financial covenants under the 2014 Credit Facility, which was subsequently terminated as discussed below.

Repurchase and Redemption of 2010 Senior Notes and Termination of 2014 Credit Facility

We used proceeds from the 2017 Senior Notes and 2017 Revolver to repurchase or redeem our 2010 Senior Notes, to pay off our Term Loan and 2014 Revolver, and to pay accrued but unpaid interest and fees. In addition, we satisfied and discharged the indenture governing the 2010 Senior Notes and terminated the 2014 Credit Facility.

As a result of the above mentioned debt transactions, the full amount due under the Term Loan has been presented as long-term debt in our Condensed Consolidated Balance Sheet at March 31, 2017, as required by ASC 470, Debt.

Aside from the discussion above, there have been no significant changes in our contractual obligations from that described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and, in the case of more complex legal proceedings, the results are difficult to predict. We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016. For an update to those disclosures, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
4.1

Indenture, dated as of April 20, 2017, among Tutor Perini Corporation, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 25, 2017)

10.1

Credit Agreement, dated as of April 20, 2017, by and among Tutor Perini Corporation, the subsidiaries of Tutor Perini Corporation identified therein, SunTrust Bank, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation

Dated: May 3, 2017	By:	/s/Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer