Form 10-Q
period 2017-06-30
TUTOR PERINI CORP
filed 2017-08-07
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at August 3, 2017 was 49,781,010.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I.  – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per common share amounts)	2017	2016	2017	2016
REVENUE	$1,247,274	$1,308,130	$2,364,635	$2,393,499
COST OF OPERATIONS	(1,144,436)	(1,198,360)	(2,159,078)	(2,178,637)
GROSS PROFIT	102,838	109,770	205,557	214,862
General and administrative expenses	(68,793)	(60,941)	(134,495)	(125,911)
INCOME FROM CONSTRUCTION OPERATIONS	34,045	48,829	71,062	88,951
Other income, net	40,990	2,485	41,406	3,166
Interest expense	(22,519)	(15,534)	(38,083)	(29,614)
INCOME BEFORE INCOME TAXES	52,516	35,780	74,385	62,503
Provision for income taxes	(19,883)	(14,419)	(27,988)	(25,743)
NET INCOME	32,633	21,361	46,397	36,760
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,537)	—	(2,537)	—
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$30,096	$21,361	$43,860	$36,760
BASIC EARNINGS PER COMMON SHARE	$0.61	$0.43	$0.89	$0.75
DILUTED EARNINGS PER COMMON SHARE	$0.59	$0.43	$0.86	$0.74
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,735	49,131	49,510	49,105
DILUTED	50,755	49,561	50,853	49,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
NET INCOME	$32,633	$21,361	$46,397	$36,760

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	269	324	537	571
Foreign currency translation adjustments	649	(258)	595	672
Unrealized loss in fair value of investments	(3)	(153)	(24)	(145)
Unrealized gain (loss) in fair value of interest rate swap	—	11	—	(24)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	915	(76)	1,108	1,074

COMPREHENSIVE INCOME	33,548	21,285	47,505	37,834
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,537)	—	(2,537)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$31,011	$21,285	$44,968	$37,834

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of June 30,	As of December 31,
(in thousands, except share and per share amounts)	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($37,445 and $0 related to variable interest entities ("VIEs"))	$172,927	$146,103
Restricted cash	52,051	50,504
Accounts receivable ("AR") including retainage of $602,581 and $569,391 (AR of $56,912 and $0 related to VIEs)	1,838,359	1,743,300
Costs and estimated earnings in excess of billings	850,634	831,826
Other current assets	77,736	66,023
Total current assets	2,991,707	2,837,756
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $339,045 and $313,783	456,001	477,626
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	91,226	92,997
OTHER ASSETS	40,926	45,235
TOTAL ASSETS	$4,164,866	$4,038,620

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$30,333	$85,890
Accounts payable ("AP") including retainage of $274,045 and $258,294 (AP of $57,888 and $0 related to VIEs)	899,284	994,016
Billings in excess of costs and estimated earnings ($30,293 and $0 related to VIEs)	339,808	331,112
Accrued expenses and other current liabilities	176,148	107,925
Total current liabilities	1,445,573	1,518,943
LONG-TERM DEBT, less current maturities, net of unamortized discounts and debt issuance costs totaling $57,434 and $56,072	832,327	673,629
DEFERRED INCOME TAXES	131,292	131,007
OTHER LONG-TERM LIABILITIES	155,810	162,018
TOTAL LIABILITIES	2,565,002	2,485,597

CONTINGENCIES AND COMMITMENTS (NOTE 7)

EQUITY
Stockholders' Equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 49,760,256 and 49,211,353 shares	49,760	49,211
Additional paid-in capital	1,075,637	1,075,600
Retained earnings	517,485	473,625
Accumulated other comprehensive loss	(44,305)	(45,413)
Total Stockholders' Equity	1,598,577	1,553,023
Noncontrolling interests	1,287	—
TOTAL EQUITY	1,599,864	1,553,023

TOTAL LIABILITIES AND EQUITY	$4,164,866	$4,038,620

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$46,397	$36,760
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	28,987	28,185
Amortization of intangible assets	1,771	1,771
Share-based compensation expense	10,420	6,959
Change in debt discounts and deferred debt issuance costs	11,950	3,348
Deferred income taxes	(1)	(371)
(Gain) loss on sale of property and equipment	(349)	204
Other long-term liabilities	(2,801)	(3,811)
Other non-cash items	1,785	1,200
Changes in other components of working capital	(132,779)	(69,669)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(34,620)	4,576

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(8,183)	(8,681)
Proceeds from sale of property and equipment	1,336	1,092
Investments in securities restricted in use	(9,297)	—
Change in restricted cash	(1,547)	(3,599)
NET CASH USED IN INVESTING ACTIVITIES	(17,691)	(11,188)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	—	200,000
Proceeds from debt	1,276,457	711,092
Repayment of debt	(1,171,954)	(871,654)
Issuance of common stock and effect of cashless exercise	(10,809)	—
Distributions paid to noncontrolling interests	(2,500)	—
Contributions from noncontrolling interests	1,250	—
Debt issuance costs	(13,309)	(14,656)
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,135	24,782

Net increase in cash and cash equivalents	26,824	18,170
Cash and cash equivalents at beginning of period	146,103	75,452
Cash and cash equivalents at end of period	$172,927	$93,622

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 may not be indicative of the results that will be achieved for the full year ending December 31, 2017.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2017 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries have been eliminated. Management has evaluated all material events occurring subsequent to the date of the financial statements up to the filing of this Form 10-Q.

(2)     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASU 2014-09”). ASU 2014-09 amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. The guidance will be effective for the Company as of January 1, 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company expects to adopt this new standard using the modified retrospective method. The Company is currently reviewing contracts in order to determine the impact, if any, that the adoption of ASU 2014-09 will have on its consolidated financial statements. The Company is also identifying and implementing changes to the Company’s business processes, systems and internal controls to support the adoption of this new standard and the related disclosure requirements. A number of industry-specific implementation issues are still unresolved, and the final resolution of certain of these issues could impact the Company’s current accounting policies and/or revenue recognition patterns. The Company will continue its evaluation of ASU 2014-09 (including how it may impact future contracts, as well as any new or emerging interpretations of the standard) through the date of adoption.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies the scope of modification accounting under Topic 718 with respect to changes to the terms or conditions of a share-based payments award. Under this new guidance, modification accounting would not apply if a change to an award does not affect the total current fair value, vesting conditions or the classification of the award. This guidance will be effective for the Company as of January 1, 2018, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(3)     Earnings Per Common Share (EPS)

Basic EPS and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 6. The Company calculates the effect of these potentially dilutive securities using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share amounts)	2017	2016	2017	2016
Net income attributable to Tutor Perini Corporation	$30,096	$21,361	$43,860	$36,760

Weighted-average common shares outstanding, basic	49,735	49,131	49,510	49,105
Effect of dilutive restricted stock units and stock options	1,020	430	1,343	318
Weighted-average common shares outstanding, diluted	50,755	49,561	50,853	49,423

Earnings per common share:
Basic earnings per common share	$0.61	$0.43	$0.89	$0.75
Diluted earnings per common share	$0.59	$0.43	$0.86	$0.74

Anti-dilutive shares not included above	353	1,704	672	1,704

With regard to diluted EPS and the impact of the Convertible Notes on the diluted EPS calculation, because the Company has the intent and ability to settle the principal amount of the Convertible Notes in cash, per Accounting Standards Codification (“ASC”) 260, Earnings Per Share, the settlement of the principal amount has no impact on diluted EPS.

(4)     Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2017 was 37.9% and 37.6%, respectively, compared to 40.3% and 41.2% for the three and six months ended June 30, 2016, respectively. The effective tax rate for the three months ended June 30, 2017 was favorably impacted by earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company. The effective tax rate for the six months ended June 30, 2017 was favorably impacted by earnings attributable to noncontrolling interests, reductions in estimated non-deductible expenses and tax benefits associated with share-based compensation. During the first quarter of 2017, the Company recognized tax benefits associated with share-based compensation under the provisions of ASU 2016-09, as discussed in Note 9. This tax benefit is the result of a greater tax deduction for share-based compensation expense for awards that vested in the first quarter of 2017 relative to the share-based compensation expense recognized under GAAP for these same awards. The effective tax rate for the second quarter of 2016 was favorably impacted by adjustments related to uncertain tax benefits. The effective rate for the first half of 2016 reflects the favorable impact of the uncertain tax benefit adjustments, as well as the unfavorable impact of various discrete items, including certain state tax rate changes on deferred taxes.

(5)     Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings, as reported on the Condensed Consolidated Balance Sheets, consist of the following:

	As of June 30,	As of December 31,
(in thousands)	2017	2016
Claims	$486,067	$477,425
Unapproved change orders	263,130	207,475
Other unbilled costs and profits	101,437	146,926
Total costs and estimated earnings in excess of billings	$850,634	$831,826

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

(6)     Financial Commitments

Long-Term Debt

Long-term debt consisted of the following as of the dates of the Condensed Consolidated Balance Sheets presented:

	As of June 30,	As of December 31,
(in thousands)	2017	2016
2017 Senior Notes	$492,360	$—
2017 Credit Facility	118,160	—
2010 Senior Notes	—	298,120
2014 Revolver	—	147,990
Term Loan	—	54,650
Convertible Notes	157,046	152,668
Equipment financing, mortgages and acquisition-related notes	89,311	101,558
Other indebtedness	5,783	4,533
Total debt	862,660	759,519
Less – current maturities	(30,333)	(85,890)
Long-term debt, net	$832,327	$673,629

The following table reconciles the outstanding debt balance to the reported debt balances as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017			As of December 31, 2016
(in thousands)	Outstanding Long-Term Debt	Unamortized Discounts and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discounts and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(7,640)	$492,360	$—	$—	$—
2017 Credit Facility	125,000	(6,840)	118,160	—	—	—
2010 Senior Notes	—	—	—	300,000	(1,880)	298,120
2014 Revolver	—	—	—	152,500	(4,510)	147,990
Term Loan	—	—	—	57,000	(2,350)	54,650
Convertible Notes	200,000	(42,954)	157,046	200,000	(47,332)	152,668

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

2017 Credit Facility

On April 20, 2017 the Company entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes, as defined below, are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (subject to certain further exceptions). In addition, the 2017 Credit Facility permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans.

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to a margin over (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% (which is initially 2.50%) or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00% (which is initially 1.50%), in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased by 2% per annum. For the three months ended June 30, 2017 the weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 3.7%.

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

As of June 30, 2017, there was $225 million available under the 2017 Revolver and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility for the period ended June 30, 2017.

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

As discussed above, on April 20, 2017, the Company repaid all borrowings under the 2014 Credit Facility and concurrently terminated the facility.

Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. The Convertible Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semi-annually in June and December.

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock. As of June 30, 2017, none of the conversion provisions of the Convertible Notes has been triggered.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Cash interest expense:
Interest on 2017 Senior Notes	$6,780	$—	$6,780	$—
Interest on 2017 Credit Facility	1,491	—	1,491	—
Interest on 2010 Senior Notes	1,207	5,719	6,926	11,438
Interest on 2014 Credit Facility	746	7,051	4,455	12,389
Interest on Convertible Notes	1,437	240	2,875	240
Other interest	831	863	1,693	2,199
Cash portion of loss on extinguishment	1,913	—	1,913	—
Total cash interest expense	14,405	13,873	26,133	26,266

Non-cash interest expense:(a)
Amortization of debt issuance costs on 2017 Senior Notes	141	—	141	—
Amortization of debt issuance costs on 2017 Credit Facility	281	—	281	—
Amortization of discount and debt issuance costs on 2010 Senior Notes	54	250	308	498
Amortization of debt issuance costs on 2014 Credit Facility	285	1,071	1,703	2,510
Amortization of discount and debt issuance costs on Convertible Notes	2,214	340	4,378	340
Non-cash portion of loss on extinguishment	5,139	—	5,139	—
Total non-cash interest expense	8,114	1,661	11,950	3,348

Total cash and non-cash interest expense	$22,519	$15,534	$38,083	$29,614

____________________________________________________________________________________________________

(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the period ended June 30, 2017 were 7.13%; and 9.39% for the 2017 Senior Notes and the Convertible Notes, respectively.

(7)     Contingencies and Commitments

The Company and certain of its subsidiaries are involved in litigation and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The Company and certain of its customers have made claims arising from the performance under their contracts. The Company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, assets and liabilities may change in the future due to various factors. Management believes that, based on current information and discussions with the Company’s legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

WPH filed a cross-complaint alleging non-conforming and defective work for approximately $51 million, primarily related to alleged defects, misallocated costs and liquidated damages. WPH revised the amount of their counterclaims to approximately $45 million.

Following multiple post-trial motions, final judgment was entered in this matter on March 20, 2014. TSC was awarded total judgment in the amount of $19.7 million on its breach of contract claim, which includes an award of interest up through the date of judgment, plus attorney’s fees and costs. WPH has paid $0.6 million of that judgment. WPH was awarded total judgment in the amount of $3.1 million on its construction defect claims, which includes interest up through the date of judgment. WPH and its Sureties have filed a notice of appeal. TSC has filed a notice of appeal on the defect award. In July 2014, the Court ordered WPH to post an additional supersedeas bond on appeal, in the amount of $1.7 million, in addition to the lien release bond of $22.3 million, which increases the security up to $24.0 million. In May 2017, the Nevada Supreme Court issued its ruling on the appeal by WPH and its Sureties. With only minor adjustments, the Nevada Supreme Court affirmed the lower district court’s judgment, and following further proceedings in the lower district court, the anticipated final recovery to the Company is estimated to exceed $20 million, including interest and recovery of certain attorneys’ fees and costs. A hearing to account for the offset of the defect award is scheduled to be held in the third quarter of 2017.

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

R&S filed three certified claims against NOAA for contract adjustments related to the unresolved owner change orders, delays, design deficiencies and other claims. The First Certified Claim was submitted on August 20, 2013, in the amount of $26.8 million ("First Certified Claim") and the Second Certified Claim was submitted on October 30, 2013, in the amount of $2.6 million ("Second Certified Claim") and the Third Certified Claim was submitted on October 1, 2014 in the amount of $0.7 million (“Third Certified Claim”).

On January 6, 2014, R&S filed suit in the United States Federal Court of Claims on the Second Certified Claim plus interest and attorney's fees and costs. This was followed by a submission of a lawsuit on the First Certified Claim on July 31, 2014. In February 2015, the court denied NOAA’s motion to dismiss the Second Certified Claim. In March 2015, the Contracting Officer issued decisions on all Claims accepting a total of approximately $1.0 million of claims and denying approximately $29.5 million of claims. On April 14, 2015, the court consolidated the cases. In March 2017, the parties agreed to a proposed settlement. In July 2017, the government approved the settlement and payment is pending.

Management has made an estimate of the total anticipated recovery for the Claims, and such estimate is included in revenue recorded to date. The settlement did not have a material impact on the Company’s financial results for the three and six months ended June 30, 2017. To the extent new facts become known or the final recovery varies from the estimate, the impact of the change will be reflected in the consolidated financial statements at that time.

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

As of June 30, 2017, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

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

As of June 30, 2017, the Company has concluded that the potential for a material adverse financial impact due to the Insurers’ denial of coverage and WSDOT’s legal actions is neither probable nor remote and the potential loss or range of loss is not reasonably estimable. With respect to STP’s claims against WSDOT and Hitachi, management has included an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the financial statements at that time.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)     Other Income, Net

On May 31, 2017, the Company entered into a settlement agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), as successor in interest to Banc of America Securities LLC and Bank of America, N.A. (collectively “BofA”), to resolve the pending litigation between the Company and Merrill Lynch. The litigation, which was filed by the Company in 2011, related to the purchase by the Company of certain auction-rate securities from BofA.

On June 6, 2017, the Company received the $37.0 million cash settlement payment agreed to in the settlement agreement, and the pending litigation was dismissed with prejudice. Neither party made any admission of liability or wrongdoing, and the settlement agreement includes mutual releases of all claims and liabilities related to the subject matter of the pending litigation.

The Company recognized the settlement as a gain during the second quarter of 2017 and reported it as a component of other income, net in its Condensed Consolidated Statement of Operations.

(9)     Share-Based Compensation

On April 3, 2017, the Company adopted the Tutor Perini Corporation Incentive Compensation Plan (“Compensation Plan”), which was approved by the Company’s shareholders on May 24, 2017. The Compensation Plan provides for various types of share-based grants, including restricted and unrestricted stock units and stock options. Restricted and unrestricted stock units give the holder the right to exchange their stock units for shares of the Company’s common stock on a one-for-one basis. Stock options give the holder the right to purchase shares of the Company’s common stock at an exercise price equal to the fair value of the Company’s common stock on the date of the stock option’s award. Restricted stock units and stock options are usually subject to certain service and performance conditions and may not be sold or otherwise transferred until those restrictions have been satisfied; however, unrestricted stock units have no such restrictions. The term for stock options is limited to 10 years from the date of grant. The Compensation Plan allows for 2,335,000 shares of the Company’s common stock to be issued. As of June 30, 2017 there were 2,237,201 shares available to be granted under this plan.

The Company’s Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan (“Incentive Plan”) is still active. The Incentive Plan is described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016. As of June 30, 2017, there were 405,529 shares authorized to be issued under the Incentive Plan; however, as discussed in the Company’s Definitive Proxy Statement (Schedule 14A) filed on April 13, 2017, the Company will not issue these shares. As of June 30, 2017, the Incentive Plan had an aggregate of 3,665,018 of restricted stock units and stock options from outstanding, historical awards that either have not vested or have vested but have not been exercised.

During the first six months of 2017 and 2016, the Company issued, in total from both the Compensation Plan and the Incentive Plan, the following share-based instruments: (1) restricted stock units of 665,000 and 483,387 at weighted-average per share prices of $30.48 and $19.14, respectively; (2) stock options of 265,000 and 274,000 at weighted-average per share exercise prices of $23.47 and $16.20, respectively; (3) unrestricted stock units of 99,155 and 64,603 at weighted-average per share prices of $26.26 and $21.67, respectively.

Effective January 1, 2017, the Company prospectively adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for the income tax effect of share-based transactions and the forfeiture of share-based instruments. Upon this adoption, the Company elected an accounting policy requiring forfeitures of share-based instruments to be accounted for upon occurrence. As a result, the Company will recognize the full grant-date fair value of share-based awards throughout the requisite service and/or performance period, with any adjustments for forfeitures recognized only if and when a forfeiture occurs. During the six months ended June 30, 2017, 20,985 performance-based restricted stock units, with a weighted-average per share price of $23.91, and 19,466 performance-based stock options, with a weighted-average per share exercise price of $26.56, were forfeited; however, the impact of these forfeitures was not recognized during this period because it was previously recognized in the fourth quarter of 2016 in accordance with the provisions of ASC 718 before the adoption of ASU 2016-09.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(10)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective September 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth the net periodic benefit cost for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest cost	$975	$1,053	$1,950	$2,106
Expected return on plan assets	(1,088)	(1,203)	(2,176)	(2,406)
Amortization of net loss	456	427	912	854
Other	213	150	426	300
Net periodic benefit cost	$556	$427	$1,112	$854

The Company contributed $1.4 million and $0.8 million to its defined benefit pension plan during the six months ended June 30, 2017 and 2016, respectively, and expects to contribute an additional $1.2 million later in 2017.

(11)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•	Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•	Level 3 inputs are unobservable

The following table presents, by fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis, as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017				As of December 31, 2016
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (a)	$172,927	$172,927	$—	$—	$146,103	$146,103	$—	$—
Restricted cash (a)	52,051	52,051	—	—	50,504	50,504	—	—
Investments in lieu of retainage (b)	56,024	52,992	3,032	—	51,266	46,855	4,411	—
Restricted investments (c)	9,281	—	9,281	—	—	—	—	—
Total	$290,283	$277,970	$12,313	$—	$247,873	$243,462	$4,411	$—

____________________________________________________________________________________________________

(a)Includes money market funds with original maturity dates of three months or less.

(b)Investments in lieu of customer retainage are included in accounts receivable and are comprised of money market funds and municipal bonds, the majority of which are rated A3 or better. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets.

(c)Restricted investments are held as collateral to secure our insurance related contingent obligations. The balances of these investments are held to maturity and are carried at their amortized cost of $9.3 million, which are included in other current assets. These restricted investments are comprised of various corporate bonds and bank notes which are rated A2 or better. The fair values of the corporate bonds and bank notes are measured using readily available sources for comparable instruments; therefore, they are classified as Level 2 assets.

The Company did not have material transfers between Levels 1 and 2 during the six months ended June 30, 2017 or 2016.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes as of June 30, 2017 was $526.3 million. The fair value of the 2010 Senior Notes as of December 31, 2016 was

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

$302.6 million; the 2010 Senior Notes were redeemed in the second quarter of 2017, as discussed in Note 6. The fair value of the Convertible Notes was $238.4 million and $228.4 million as of June 30, 2017 and December 31, 2016, respectively. The fair values of the 2017 Senior Notes, 2010 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining long-term debt at June 30, 2017 and December 31, 2016 approximates fair value.

(12)     Variable Interest Entities

From time to time the Company may form joint ventures or partnerships with third parties for the execution of single contracts or projects. In accordance with ASC 810, Consolidation, the Company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a variable interest entity (“VIE”). ASC 810 also requires the Company to determine whether it is the primary beneficiary of the VIE. The Company concludes that it is the primary beneficiary and consolidates the VIE if the Company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE as part of its evaluation methodology. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the Company is the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. As required by ASC 810, management’s assessment of whether the Company is the primary beneficiary of a VIE is continuously performed.

As of June 30, 2017, the Company had consolidated VIE-related assets of $94.4 million and liabilities of $88.2 million, all of which are classified as current and are included in the Company’s Condensed Consolidated Balance Sheet.

One large joint venture that the Company is consolidating was established to construct the Purple Line Segment 2 Expansion project, a $1.4 billion mass-transit project in Los Angeles, California. The Company has a 75% interest in the joint venture with the remaining 25% held by O&G Industries, Inc. The joint venture was initially financed with contributions from the partners and, per the term of the joint venture agreement, the partners may be required to provide additional capital contributions in the future.

(13)     Other Comprehensive Income (Loss)

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

The tax effects of the components of other comprehensive income (loss) for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$456	$(187)	$269	$427	$(103)	$324
Foreign currency translation adjustments	1,101	(452)	649	(396)	138	(258)
Unrealized loss in fair value of investments	(6)	3	(3)	(271)	118	(153)
Unrealized gain in fair value of interest rate swap	—	—	—	17	(6)	11
Total other comprehensive income (loss)	1,551	(636)	915	(223)	147	(76)
Other comprehensive income (loss) attributable to Tutor Perini Corporation	$1,551	$(636)	$915	$(223)	$147	$(76)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The tax effects of the components of other comprehensive income (loss) for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$912	$(375)	$537	$853	$(282)	$571
Foreign currency translation adjustment	1,009	(414)	595	1,208	(536)	672
Unrealized loss in fair value of investments	(42)	18	(24)	(258)	113	(145)
Unrealized loss in fair value of interest rate swap	—	—	—	(45)	21	(24)
Total other comprehensive income (loss)	1,879	(771)	1,108	1,758	(684)	1,074
Other comprehensive income (loss) attributable to Tutor Perini Corporation	$1,879	$(771)	$1,108	$1,758	$(684)	$1,074

The changes in AOCI balances by component (after tax) during the three and six months ended June 30, 2017 are as follows:

	Three Months Ended June 30, 2017
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Balance as of March 31, 2017	$(40,597)	$(4,918)	$295	$(45,220)
Other comprehensive gain (loss) before reclassifications	—	649	(3)	646
Amounts reclassified from AOCI	269	—	—	269
Total other comprehensive income (loss)	269	649	(3)	915
Balance as of June 30, 2017	$(40,328)	$(4,269)	$292	$(44,305)

	Six Months Ended June 30, 2017
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Balance as of December 31, 2016	$(40,865)	$(4,864)	$316	$(45,413)
Other comprehensive gain (loss) before reclassifications	—	595	(24)	571
Amounts reclassified from AOCI	537	—	—	537
Total other comprehensive income (loss)	537	595	(24)	1,108
Balance as of June 30, 2017	$(40,328)	$(4,269)	$292	$(44,305)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balance by component (after tax) for the three and six months ended June 30, 2016 are as follows:

	Three Months Ended June 30, 2016
				Unrealized
	Defined		Unrealized	Gain (Loss) in	Accumulated
	Benefit	Foreign	Gain (Loss) in	Fair Value of	Other
	Pension	Currency	Fair Value of	Interest Rate	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Swap, Net	Loss
Balance as of March 31, 2016	$(37,995)	$(3,673)	$664	$(11)	$(41,015)
Other comprehensive gain (loss) before reclassifications	—	(258)	(153)	11	(400)
Amounts reclassified from AOCI	324	—	—	—	324
Total other comprehensive income (loss)	324	(258)	(153)	11	(76)
Balance as of June 30, 2016	$(37,671)	$(3,931)	$511	$—	$(41,091)

	Six Months Ended June 30, 2016
				Unrealized
	Defined		Unrealized	Gain (Loss) in	Accumulated
	Benefit	Foreign	Gain (Loss) in	Fair Value of	Other
	Pension	Currency	Value of	Interest Rate	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Swap, Net	Loss
Balance as of December 31, 2015	$(38,242)	$(4,603)	$656	$24	$(42,165)
Other comprehensive gain (loss) before reclassifications	—	672	(145)	(24)	503
Amounts reclassified from AOCI	571	—	—	—	571
Total other comprehensive income (loss)	571	672	(145)	(24)	1,074
Balance as of June 30, 2016	$(37,671)	$(3,931)	$511	$—	$(41,091)

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Operations are as follows:

	Location in	Three Months Ended		Six Months Ended
	Condensed Consolidated	June 30,		June 30,
(in thousands)	Statements of Operations	2017	2016	2017	2016
Defined benefit pension plan adjustments	Various accounts(a)	$456	$427	$912	$853
Income tax benefit	Provision for income taxes	(187)	(103)	(375)	(282)
Net of tax		$269	$324	$537	$571

____________________________________________________________________________________________________

(a)Defined benefit pension plan adjustments were reclassified primarily to cost of operations and general and administrative expenses.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(14)     Business Segments

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

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2017 and 2016:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended June 30, 2017
Total revenue	$538,552	$508,769	$281,857	$1,329,178	$—		$1,329,178
Elimination of intersegment revenue	(65,970)	(15,934)	—	(81,904)	—		(81,904)
Revenue from external customers	$472,582	$492,835	$281,857	$1,247,274	$—		$1,247,274
Income from construction operations	$58,144	$5,736	$(14,007)	$49,873	$(15,828)	(a)	$34,045
Capital expenditures	$1,850	$104	$286	$2,240	$271		$2,511
Depreciation and amortization (b)	$5,236	$513	$1,193	$6,942	$2,820		$9,762

Three Months Ended June 30, 2016
Total revenue	$504,930	$546,157	$318,902	$1,369,989	$—		$1,369,989
Elimination of intersegment revenue	(39,223)	(22,636)	—	(61,859)	—		(61,859)
Revenue from external customers	$465,707	$523,521	$318,902	$1,308,130	$—		$1,308,130
Income from construction operations	$45,056	$13,223	$5,413	$63,692	$(14,863)	(a)	$48,829
Capital expenditures	$3,545	$81	$119	$3,745	$124		$3,869
Depreciation and amortization (b)	$12,447	$549	$1,263	$14,259	$2,887		$17,146

____________________________________________________________________________________________________

(a)Consists primarily of corporate general and administrative expenses.

(b)	Depreciation and amortization is included in income from construction operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Six Months Ended June 30, 2017
Total revenue	$905,363	$1,019,936	$597,553	$2,522,852	$—		$2,522,852
Elimination of intersegment revenue	(128,206)	(30,011)	—	(158,217)	—		(158,217)
Revenue from external customers	$777,157	$989,925	$597,553	$2,364,635	$—		$2,364,635
Income from construction operations	$90,032	$10,977	$755	$101,764	$(30,702)	(a)	$71,062
Capital expenditures	$7,417	$148	$293	$7,858	$325		$8,183
Depreciation and amortization (b)	$21,554	$1,031	$2,385	$24,970	$5,788		$30,758

Six Months Ended June 30, 2016
Total revenue	$872,431	$1,034,151	$600,675	$2,507,257	$—		$2,507,257
Elimination of intersegment revenue	(70,866)	(42,892)	—	(113,758)	—		(113,758)
Revenue from external customers	$801,565	$991,259	$600,675	$2,393,499	$—		$2,393,499
Income from construction operations	$78,721	$25,673	$14,826	$119,220	$(30,269)	(a)	$88,951
Capital expenditures	$7,157	$302	$744	$8,203	$478		$8,681
Depreciation and amortization (b)	$20,531	$1,106	$2,568	$24,205	$5,751		$29,956

____________________________________________________________________________________________________

(a)Consists primarily of corporate general and administrative expenses.

(b)Depreciation and amortization is included in income from construction operations.

During the first half of 2016, the Company recorded net favorable adjustments totaling $3.0 million in income from construction operations ($0.04 per diluted share) for various Five Star Electric projects in New York in the Specialty Contractors segment. The net impact included material adjustments related to two electrical subcontract projects: a favorable adjustment of $14.0 million for a completed project ($0.17 per diluted share) and an unfavorable adjustment of $13.8 million for a project that was nearly complete ($0.17 per diluted share). These were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Income from construction operations	$34,045	$48,829	$71,062	$88,951
Other income, net	40,990	2,485	41,406	3,166
Interest expense	(22,519)	(15,534)	(38,083)	(29,614)
Income before income taxes	$52,516	$35,780	$74,385	$62,503

Total assets by segment are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Civil	$2,311,858	$2,152,123
Building	878,501	917,317
Specialty Contractors	844,919	813,851
Corporate and other (a)	129,588	155,329
Total assets	$4,164,866	$4,038,620

____________________________________________________________________________________________________

(a)	Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(15)      Related Party Transactions

Raymond R. Oneglia, Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. The Company occasionally forms construction project joint ventures with O&G, and for certain joint ventures O&G provides equipment and services for the projects on customary trade terms. Currently, the Company has two joint ventures with O&G for infrastructure projects in the northeastern United States that are 99% and 100% complete. In addition, we have a 75% interest in a newly formed joint venture with O&G (as the 25% interest holder) for a project in Los Angeles, California. The payments made by the joint ventures to O&G during the three and six months ended June 30, 2017 and 2016 were immaterial.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position as of June 30, 2017 and the results of our operations for the three and six months ended June 30, 2017 and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes contained herein, and the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

•	Inaccurate estimates of contract risks, revenue or costs, which may result in lower than anticipated profits, or losses;
•	The requirement to perform extra, or change order, work, resulting in disputes or claims or adversely affecting our working capital, profits and cash flows;
•	Unfavorable outcomes of legal proceedings and failure to promptly recover significant working capital invested in projects subject to unresolved legal claims;
•	A significant slowdown or decline in economic conditions;
•	Actual results could differ from the assumptions and estimates used to prepare financial statements;
•	Increased competition and failure to secure new contracts;
•	Client cancellations of, or reductions in scope under, contracts reported in our backlog;
•	Decreases in the level of government spending for infrastructure and other public projects;
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

Executive Overview

Consolidated revenue for the three and six months ended June 30, 2017 was $1.2 billion and $2.4 billion compared to $1.3 billion and $2.4 billion, respectively, for the same periods in 2016. Reduced project execution activities in California and New York for the Building and Specialty Contractors segments, respectively, as a result of various projects that are completed or nearing completion, was partially offset in the second quarter of 2017 by increased project activity in the Civil segment.

Income from construction operations for the three and six months ended June 30, 2017 was $34.0 million and $71.1 million, a decrease of $14.8 million, or 30%, and $17.9 million, or 20%, respectively, compared to the same periods in 2016. The decrease for the three months ended June 30, 2017 was principally due to the impact of unfavorable project adjustments recorded on certain mechanical projects in New York in the Specialty Contractors segment nearing completion, none of which were individually material. For the six months ended June 30, 2017, the decrease was primarily driven by the above-mentioned factors, as well as favorable closeout activities in the prior year first quarter on two Building segment projects in New York, neither of which were individually material.

The effective tax rate for the three and six months ended June 30, 2017 was 37.9% and 37.6% respectively, compared to 40.3% and 41.2% for the three and six months ended June 30, 2016. See Corporate, Tax and Other Matters below for a detailed discussion of the changes in the effective tax rate.

Earnings per diluted share for the three and six months ended June 30, 2017 was $0.59 and $0.86, respectively, compared to $0.43 and $0.74 for three and six months ended June 30, 2016.  The increase for both periods was primarily due to the benefit of a $37.0 million cash payment the Company received in the second quarter of 2017 related to a legal settlement, which is reflected in other income, net. This increase was partially offset by the unfavorable adjustments taken on certain completing mechanical projects mentioned above that resulted in decreased income from construction operations.

Consolidated new awards for the three and six months ended June 30, 2017 were $1.6 billion and $3.7 billion, respectively, compared to $0.4 billion and $2.2 billion for the three and six months ended June 30, 2016. The Civil segment was the major contributor to the new award activity in the first half of 2017.

Consolidated backlog as of June 30, 2017 was $7.6 billion compared to $7.3 billion as of June 30, 2016 and $6.2 billion at December 31, 2016. The significant backlog growth since the end of 2016 was attributable to a large volume of new awards booked during the first half of 2017, particularly as a result of continued strong demand for civil construction services. As of June 30, 2017, the mix of backlog by segment was approximately 56% for Civil, 24% for Building and 20% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2016 to June 30, 2017:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2016	Awards (a)	Recognized	June 30, 2017
Civil	$2,672.1	$2,345.7	$(777.2)	$4,240.6
Building	1,981.2	817.1	(989.9)	1,808.4
Specialty Contractors	1,573.8	535.3	(597.6)	1,511.5
Total	$6,227.1	$3,698.1	$(2,364.7)	$7,560.5

____________________________________________________________________________________________________

(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

The growth outlook for the Company over the next several years remains very favorable, particularly for the Civil segment. In addition to the large current backlog, we expect significant new awards based on long-term capital spending plans by various state, local and federal customers, and typically bipartisan support for infrastructure investments. In November 2016, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion, which have yet to have a significant impact on the Company’s bidding activities. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over the next 40 years, and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over the next 25 years for regional transportation projects. In addition, in April 2017 the California legislature passed and Governor Brown signed into law a $52 billion, 10-year transportation bill. This new long-term funding measure should lead to various new civil project opportunities in California beginning in 2018. Furthermore, the Trump administration continues to plan a significant infrastructure investment program and is preparing to present its plan for approval and funding. The $305 billion Fixing America’s Surface Transportation Act (FAST Act), which was approved in late 2015, is also expected to provide state and local agencies with federal funding for numerous highway, bridge and mass-transit projects through 2020. Several large, long-duration civil infrastructure programs with which we are already involved continue progressing, such as California’s High-Speed Rail system and the New York Metropolitan Transportation Authority’s East Side Access project. Planning and permitting are also underway related to Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which is expected to eventually bring new rail tunnels beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, a continued low interest rate environment should sustain high demand and continued spending by private and public customers on infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see Results of Segment Operations,  Corporate, Tax and Other Matters and Liquidity and Financial Condition below.

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenue	$472.6	$465.7	$777.2	$801.6
Income from construction operations	58.1	45.1	90.0	78.7

Revenue for the three and six months ended June 30, 2017 was consistent with revenue for the same periods in 2016.

Income from construction operations for the three and six months ended June 30, 2017 increased 29% and 14%, respectively, compared to the same periods last year. The increase for both periods was predominantly due to mass-transit projects in California and New York, partially offset by reduced activity on other projects, including various bridge projects in the Midwest and the successful completion of a large tunnel project in Canada.

Operating margin was 12.3% and 11.6%, respectively, for the three and six months ended June 30, 2017 compared to 9.7% and 9.8% for the same periods in 2016. The margin increase for both periods was driven by the projects mentioned above that contributed to the increased income from construction operations.

New awards in the Civil segment totaled $847  million and $2.3 billion for the three and six months ended June 30, 2017 compared to $93 million and $1.0 billion, respectively, for the three and six months ended June 30, 2016. New awards in the second quarter of 2017 included a bridge project in Iowa valued at $323 million, a mass-transit project in New York worth $292 million, $97 million of additional scope for a platform project in New York, a bridge project in New York valued at $82 million and a highway project in Maryland worth $78 million.

Backlog for the Civil segment was $4.2 billion as of June 30, 2017, up $1.3 billion, or 43%, compared to the backlog as of June 30, 2016. Civil segment backlog may continue to grow in the second half of 2017 based on the volume and anticipated timing of other new awards expected later this year. The segment continues to experience elevated demand reflected in a large pipeline of prospective projects, which are supported by substantial anticipated funding from various voter-approved transportation measures; California’s recently enacted $52 billion, 10-year transportation bill; the considerable infrastructure investment program expected from the Trump administration; the $305 billion FAST Act; and public agencies’ long-term spending plans. The Civil segment is well positioned to capture its share of these prospective projects. The segment, however, faces continued strong competition from both foreign and domestic competitors.

Building Segment

Revenue and income from construction operations for the Building segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenue	$492.8	$523.5	$989.9	$991.3
Income from construction operations	5.7	13.2	11.0	25.7

Revenue for the three months ended June 30, 2017 decreased 6% compared to the same period in 2016. The decrease was primarily driven by reduced project execution activities on a biotechnology project and a courthouse project in California, both of which are nearing completion. This was partially offset by increased activity on various projects, mainly in California, including a hospitality and gaming project and a technology office project. Revenue for the six months ended June 30, 2017 was essentially level with revenue for the same period in 2016.

Income from construction operations decreased 57% for both the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. For the three months ended June 30, 2017, the decrease was due to the above-mentioned reduced project execution activities and contract closeout adjustments related to a project in California. For the six months ended June 30, 2017, the decrease was principally due to favorable closeout activities in the prior year first quarter on two projects in New York, as well as the reduced project execution and contract closeout activities mentioned above.

Operating margin was 1.2% and 1.1% for the three and six months ended June 30, 2017, respectively, compared to 2.5% and 2.6%, respectively, for the three and six months ended June 30, 2016. The margin decrease for both periods was primarily due to the reasons discussed above that drove the decrease in income from construction operations.

New awards in the Building segment totaled $551 million and $817 million for the three and six months ended June 30, 2017 compared to $150 million and $712 million, respectively, for the three and six months ended June 30, 2016. New awards in the second quarter of 2017 included two healthcare projects in California collectively worth $154 million, additional scope of work valued at $97 million for a technology office project in California and a mixed-use project in California worth $53 million. New awards in the second quarter of 2016 included approximately $74 million for a hospitality and gaming project in Maryland.

Backlog for the Building segment was $1.8 billion as of June 30, 2017 compared to $2.5 billion as of June 30, 2016. The backlog decline was due to revenue recognition that outpaced new awards since the end of the second quarter of 2016. The Building segment continues to have a large pipeline of prospective projects, some of which are expected to be selected and awarded by customers later in 2017. Strong demand is expected to continue due to ongoing customer spending supported by a low interest rate environment. The Building segment is well positioned to capture its share of prospective projects based on its customer relationships and long-term reputation for excellence in delivering high-quality projects on time and within budget.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenue	$281.9	$318.9	$597.6	$600.7
(Loss) Income from construction operations	(14.0)	5.4	0.8	14.8

Revenue for the three months ended June 30, 2017 decreased 12% compared to the same period in 2016. The decrease was primarily due to reduced project execution activities on various electrical projects in New York, as certain projects have completed or are nearing completion and newer projects have yet to fully ramp up. Revenue for the six months ended June 30, 2017 was flat compared to revenue for the same period last year.

Income from construction operations decreased significantly for the three and six months ended June 30, 2017 compared to the same periods in 2016. The decrease for both periods was primarily due to the impact of unfavorable project adjustments recorded in the second quarter of 2017 on certain mechanical projects in New York, none of which were individually material.

Operating margin was -5.0% and 0.1% for the three and six months ended June 30, 2017, respectively, compared to 1.7% and 2.5% for the three and six months ended June 30, 2016,  respectively. The margin reductions for both periods were primarily due to the above-mentioned unfavorable adjustments that impacted income from construction operations.

New awards in the Specialty Contractors segment totaled $239 million and $535 million for the three and six months ended June 30, 2017 compared to $175 million and $454 million, respectively, for the three and six months ended June 30, 2016. New awards in the second quarter of 2017 included a $112 million electrical subcontract for a mass-transit project in New York and approximately $67 million for various smaller electrical projects in the southern United States. New awards in the second quarter of 2016 included approximately $73 million for various smaller electrical projects in the southern United States.

Backlog for the Specialty Contractors segment was $1.5 billion as of June 30, 2017 compared to $1.8 billion as of June 30, 2016. The Specialty Contractors segment has a significant pipeline of prospective projects, with demand for its services supported by continued spending on civil and building projects. The Specialty Contractors segment should capture its share of prospective projects based on the size and scale of its business units that operate in New York, Texas, Florida and California and the reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $15.8 million and $30.7 million during the three and six months ended June 30, 2017 compared to $14.9 million and $30.3 million during the three and six months ended June 30, 2016.

Other Income, Net, Interest Expense and Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Other income, net	$41.0	$2.5	$41.4	$3.2
Interest expense	(22.5)	(15.5)	(38.1)	(29.6)
Provision for income taxes	(19.9)	(14.4)	(28.0)	(25.7)

Other income, net increased $38.5 million and $38.2 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to a $37.0 million cash settlement payment received during the second quarter of 2017, which is discussed further above in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Interest expense increased $7.0 million and $8.5 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases were almost entirely non-cash and were primarily due to extinguishment costs related to our debt restructuring transactions in April 2017.

The Company’s effective income tax rate for the three and six months ended June 30, 2017 was 37.9% and 37.6%, respectively, compared to 40.3% and 41.2% for the three and six months ended June 30, 2016, respectively. The favorable effective tax rate for the three months ended June 30, 2017 was primarily due to earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company. The effective tax rate for the six months ended June 30, 2017 was favorably impacted by earnings attributable to noncontrolling interests, reductions in estimated non-deductible expenses and tax benefits associated with share-based compensation. During the first quarter of 2017, the Company recognized tax benefits associated with share-based compensation under the provisions of ASU 2016-09, as discussed in Note 9. This tax benefit is the result of a greater tax deduction for share-based compensation expense for awards that vested in the first quarter of 2017 relative to the share-based compensation expense recognized under GAAP for these same awards. The effective tax rate for the second quarter of 2016 was favorably impacted by adjustments related to uncertain tax benefits. The effective rate for the first half of 2016 reflects the favorable impact of the uncertain tax benefit adjustments, as well as the unfavorable impact of various discrete items, including certain state tax rate changes on deferred taxes.

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

Cash and Working Capital

Cash and cash equivalents were $172.9 million as of June 30, 2017 compared to $146.1 million as of December 31, 2016. The cash balances were comprised of cash held by us and available for general corporate purposes of $77.2 million and $49.5 million, respectively, with the remainder being cash related to our joint ventures, which is available for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $61.3 million as of June 30, 2017 compared to $50.5 million as of December 31, 2016.

During the six months ended June 30, 2017, net cash used in operating activities was $34.6 million due primarily to investments in working capital and payments for incentive compensation that exceeded cash generated from earnings sources, including the $37.0 million cash settlement noted above. The change in working capital primarily reflects a significant paydown of accounts payable due to the timing of payments to vendors and subcontractors. In addition, an increase in accounts receivable was substantially offset by increases in accrued liabilities and billings in excess of costs and estimated earnings. In the first six months of 2016, $4.6 million in cash was provided from operating activities, primarily due to cash generated from earnings sources being mostly offset by increased net investment in working capital.

The $39.2 million reduction in cash flow from operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 reflects the unfavorable timing of payments of payables, increased incentive compensation payments and changes in costs and estimated earnings in excess of billings, partially offset by an increase in cash generated by income sources and improved cash collections. The 2017 year-to-date operating cash flow reduction was mostly substantially attributable to the $32.8 million reduction in the first quarter.

During the first six months of 2017, we used $17.7 million of cash from investing activities due primarily to $9.3 million for the investment of restricted cash to obtain a higher return and the use of $8.2 million for the acquisition of property and equipment. Net cash used by investing activities for the comparable period in 2016 was $11.2 million.

For the first six months of 2017, net cash provided by financing activities was $79.1 million, which was primarily due to increased net borrowings of $104.5 million, partially offset by the use of $13.3 million for debt issuance costs related to the debt restructuring transactions in April 2017 and $10.8 million for tax payments related to the net settlement of share-based compensation. Net cash provided by financing activities for the comparable period of 2016 was $24.8 million, which was principally due to increased net borrowings of $39.4 million, partially offset by $14.7 million in debt issuance costs associated with amendments to our 2014 Credit Facility and the issuance of $200.0 million of Convertible Notes in June 2016.

At June 30, 2017, we had working capital of $1.5 billion, a ratio of current assets to current liabilities of 2.07 and a ratio of debt to equity of 0.54, compared to working capital of $1.3 billion, a ratio of current assets to current liabilities of 1.87 and a ratio of debt to equity of 0.49 at December 31, 2016.

Debt

2017 Credit Facility

On April 20, 2017, we entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (subject to certain further exceptions). In addition, the 2017 Credit Facility permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans. For additional information regarding the terms of our 2017 Credit Facility, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a four-quarter rolling basis:

Twelve Months Ended June 30, 2017
	Actual	Required
Fixed charge coverage ratio	2.18 : 1.00	> or = 1.25 : 1.00
Leverage ratio	2.79 : 1.00	< or = 4.00 : 1.00

As of the filing date of this Form 10-Q, we are in compliance and expect to continue to be in compliance with the financial covenants under the 2017 Credit Facility.

2017 Senior Notes

On April 20, 2017, we issued $500 million in aggregate principal amount of 6.875% Senior Notes due 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017. For additional information regarding the terms of our 2017 Senior Notes, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016. For an update to those disclosures, see Notes 7 and 8 of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
4.1

Indenture, dated as of April 20, 2017, among Tutor Perini Corporation, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 25, 2017).

10.1

Credit Agreement, dated as of April 20, 2017, by and among Tutor Perini Corporation, the subsidiaries of Tutor Perini Corporation identified therein, SunTrust Bank, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2017).

10.2	Tutor Perini Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2017).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation

Dated: August 7, 2017	By:	/s/Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer