Form 10-Q
period 2017-09-30
TUTOR PERINI CORP
filed 2017-11-09
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at November 3, 2017 was 49,781,010.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I.  – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per common share amounts)	2017	2016	2017	2016
REVENUE	$1,199,505	$1,332,978	$3,564,140	$3,726,477
COST OF OPERATIONS	(1,081,254)	(1,208,310)	(3,240,332)	(3,386,947)
GROSS PROFIT	118,251	124,668	323,808	339,530
General and administrative expenses	(69,179)	(63,749)	(203,674)	(189,660)
INCOME FROM CONSTRUCTION OPERATIONS	49,072	60,919	120,134	149,870
Other income, net	967	2,048	42,373	5,214
Interest expense	(15,643)	(15,041)	(53,726)	(44,655)
INCOME BEFORE INCOME TAXES	34,396	47,926	108,781	110,429
Provision for income taxes	(9,096)	(19,125)	(37,084)	(44,868)
NET INCOME	25,300	28,801	71,697	65,561
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,716)	—	(4,253)	—
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$23,584	$28,801	$67,444	$65,561
BASIC EARNINGS PER COMMON SHARE	$0.47	$0.59	$1.36	$1.33
DILUTED EARNINGS PER COMMON SHARE	$0.47	$0.57	$1.33	$1.32
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,775	49,185	49,602	49,132
DILUTED	50,587	50,100	50,768	49,649

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
NET INCOME	$25,300	$28,801	$71,697	$65,561

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	269	248	806	819
Foreign currency translation adjustments	726	(411)	1,321	261
Unrealized gain (loss) in fair value of investments	12	(79)	(12)	(224)
Unrealized loss in fair value of interest rate swap	—	—	—	(24)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,007	(242)	2,115	832

COMPREHENSIVE INCOME	26,307	28,559	73,812	66,393
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,716)	—	(4,253)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$24,591	$28,559	$69,559	$66,393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of September 30,	As of December 31,
(in thousands, except share and per share amounts)	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($79,111 and $0 related to variable interest entities ("VIEs"))	$221,878	$146,103
Restricted cash	17,424	50,504
Restricted investments	48,775	—
Accounts receivable ("AR") including retainage of $574,710 and $569,391 (AR of $36,317 and $0 related to VIEs)	1,857,870	1,743,300
Costs and estimated earnings in excess of billings	902,312	831,826
Other current assets	70,781	66,023
Total current assets	3,119,040	2,837,756
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $345,546 and $313,783	447,588	477,626
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	90,340	92,997
OTHER ASSETS	40,811	45,235
TOTAL ASSETS	$4,282,785	$4,038,620

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$30,951	$85,890
Accounts payable ("AP") including retainage of $267,110 and $258,294 (AP of $4,826 and $0 related to VIEs)	949,675	994,016
Billings in excess of costs and estimated earnings ($91,750 and $0 related to VIEs)	403,635	331,112
Accrued expenses and other current liabilities	124,385	107,925
Total current liabilities	1,508,646	1,518,943
LONG-TERM DEBT, less current maturities, net of unamortized discounts and debt issuance costs totaling $54,699 and $56,072	855,325	673,629
DEFERRED INCOME TAXES	132,335	131,007
OTHER LONG-TERM LIABILITIES	155,553	162,018
TOTAL LIABILITIES	2,651,859	2,485,597

CONTINGENCIES AND COMMITMENTS (NOTE 7)

EQUITY
Stockholders' Equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 49,781,010 and 49,211,353 shares	49,781	49,211
Additional paid-in capital	1,080,371	1,075,600
Retained earnings	541,069	473,625
Accumulated other comprehensive loss	(43,298)	(45,413)
Total Stockholders' Equity	1,627,923	1,553,023
Noncontrolling interests	3,003	—
TOTAL EQUITY	1,630,926	1,553,023

TOTAL LIABILITIES AND EQUITY	$4,282,785	$4,038,620

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$71,697	$65,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,806	44,638
Amortization of intangible assets	2,657	2,657
Share-based compensation expense	16,057	10,109
Excess income tax benefit from share-based compensation	—	(10)
Change in debt discounts and deferred debt issuance costs	14,725	7,124
Deferred income taxes	642	(8,636)
(Gain) loss on sale of property and equipment	(376)	300
Other long-term liabilities	(2,876)	(8,555)
Other	4,785	(353)
Changes in other components of working capital	(143,213)	(18,669)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,904	94,166

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(9,712)	(10,273)
Proceeds from sale of property and equipment	1,440	1,139
Investments in securities restricted in use	(48,657)	—
Change in restricted cash	33,080	(2,872)
NET CASH USED IN INVESTING ACTIVITIES	(23,849)	(12,006)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	—	200,000
Proceeds from debt	1,991,457	1,003,092
Repayment of debt	(1,866,072)	(1,174,679)
Excess income tax benefit from share-based compensation	—	10
Issuance of common stock and effect of cashless exercise	(11,147)	(423)
Distributions paid to noncontrolling interests	(2,500)	—
Contributions from noncontrolling interests	1,250	—
Debt issuance and extinguishment costs	(15,268)	(14,868)
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,720	13,132

Net increase in cash and cash equivalents	75,775	95,292
Cash and cash equivalents at beginning of period	146,103	75,452
Cash and cash equivalents at end of period	$221,878	$170,744

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 may not be indicative of the results that will be achieved for the full year ending December 31, 2017.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of September 30, 2017 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries have been eliminated. There were no material events that occurred subsequent to the date of the financial statements up to the filing of this Form 10-Q.

(2)     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASU 2014-09”). ASU 2014-09 amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. The guidance will be effective for the Company as of January 1, 2018. The amendments may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company expects to adopt this new standard using the modified retrospective method. The Company is currently reviewing contracts in order to determine the impact, if any, that the adoption of ASU 2014-09 will have on its consolidated financial statements. Based on the Company’s evaluation of ASU 2014-09, the Company currently does not expect it to have a material impact on its results of operations. The Company is identifying and implementing changes to the Company’s business processes, systems and internal controls to support the adoption of this new standard and the related disclosure requirements. The adoption of the standard is also expected to impact the presentation of the consolidated balance sheet. The impact primarily relates to reclassifications among financial statement accounts to align with the new standard. The Company will continue its evaluation of ASU 2014-09 (including how it may impact future contracts, as well as any new or emerging interpretations of the standard) through the date of adoption.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues including the classification of debt prepayment and extinguishment costs in the cash flow statement. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period provided any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The Company adopted this accounting standard during the three months ended September 30, 2017 and has applied the provisions retrospectively to the beginning of the fiscal years presented in the Condensed Consolidated Financial Statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share amounts)	2017	2016	2017	2016
Net income attributable to Tutor Perini Corporation	$23,584	$28,801	$67,444	$65,561

Weighted-average common shares outstanding, basic	49,775	49,185	49,602	49,132
Effect of dilutive restricted stock units and stock options	812	915	1,166	517
Weighted-average common shares outstanding, diluted	50,587	50,100	50,768	49,649

Earnings per common share:
Basic earnings per common share	$0.47	$0.59	$1.36	$1.33
Diluted earnings per common share	$0.47	$0.57	$1.33	$1.32

Anti-dilutive shares not included above	912	610	752	1,339

With regard to diluted EPS and the impact of the Convertible Notes on the diluted EPS calculation, because the Company has the intent and ability to settle the principal amount of the Convertible Notes in cash, per Accounting Standards Codification (“ASC”) 260, Earnings Per Share, the settlement of the principal amount has no impact on diluted EPS.

(4)     Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2017 was 26.4% and 34.1%, respectively, compared to 39.9% and 40.6% for the three and nine months ended September 30, 2016, respectively. The effective tax rate for both of the 2017 periods was favorably impacted by the release of tax liabilities as a result of a statute expiration and earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company. The effective tax rate for the nine months ended September 30, 2017 was also favorably impacted by the tax benefits associated with share-based compensation. During the first quarter of 2017, the Company recognized tax benefits associated with share-based compensation under the provisions of ASU 2016-09, Improvement to Employee Share-Based Payment Accounting, as discussed in Note 9. This tax benefit is the result of a greater tax deduction for share-based compensation expense for awards that vested or were exercised in the first quarter of 2017 relative to the share-based compensation expense recognized under GAAP for these same awards. The effective tax rate for the third quarter of 2016 was favorably impacted by return-to-provision adjustments.

(5)     Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings, as reported on the Condensed Consolidated Balance Sheets, consisted of the following:

	As of September 30,	As of December 31,
(in thousands)	2017	2016
Claims	$505,069	$477,425
Unapproved change orders	295,204	207,475
Other unbilled costs and profits	102,039	146,926
Total costs and estimated earnings in excess of billings	$902,312	$831,826

Claims and unapproved change orders are billable upon the resolution of any disputed or open items between the contractual parties and the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions where recovery is concluded to be both probable and reliably estimable; decreases normally result from resolutions and subsequent billings. For both claims and unapproved change orders, the Company recognizes revenue, but

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

not profit. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves the passage of time and, often, incremental progress toward contractual requirements or milestones.

(6)     Financial Commitments

Long-Term Debt

Long-term debt consisted of the following as of the dates of the Condensed Consolidated Balance Sheets presented:

	As of September 30,	As of December 31,
(in thousands)	2017	2016
2017 Senior Notes	$492,545	$—
2017 Credit Facility	146,942	—
2010 Senior Notes	—	298,120
2014 Revolver	—	147,990
Term Loan	—	54,650
Convertible Notes	159,314	152,668
Equipment financing, mortgages and acquisition-related notes	83,156	101,558
Other indebtedness	4,319	4,533
Total debt	886,276	759,519
Less – current maturities	(30,951)	(85,890)
Long-term debt, net	$855,325	$673,629

The following table reconciles the outstanding debt balance to the reported debt balances as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017			As of December 31, 2016
(in thousands)	Outstanding Long-Term Debt	Unamortized Discounts and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discounts and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(7,455)	$492,545	$—	$—	$—
2017 Credit Facility	153,500	(6,558)	146,942	—	—	—
2010 Senior Notes	—	—	—	300,000	(1,880)	298,120
2014 Revolver	—	—	—	152,500	(4,510)	147,990
Term Loan	—	—	—	57,000	(2,350)	54,650
Convertible Notes	200,000	(40,686)	159,314	200,000	(47,332)	152,668

Debt Transactions

2017 Senior Notes

On April 20, 2017, the Company issued $500 million in aggregate principal amount of 6.875% Senior Notes due 2025 (the “2017 Senior Notes”) in a private placement. Interest on the 2017 Senior Notes is payable in arrears semi-annually in May and November of each year, beginning in November 2017.

Prior to May 1, 2020, the Company may redeem the 2017 Senior Notes at a redemption price equal to 100% of their principal amount plus a “make-whole” premium described in the indenture. In addition, prior to May 1, 2020, the Company may redeem up to 40% of the original aggregate principal amount of the notes at a redemption price of 106.875% of their principal amount with the proceeds received by the Company from any offering of the Company’s equity. After May 1, 2020, the Company may redeem the 2017 Senior Notes at specified redemption prices described in the indenture. Upon a change of control, holders of the 2017 Senior Notes may require the Company to repurchase all or part of the 2017 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The 2017 Senior Notes are senior unsecured obligations of the Company and are guaranteed by substantially all of the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s 2017 Credit Facility, as defined below. In addition, the indenture for the 2017 Senior Notes provides for customary covenants, including events of default and restrictions on the payment of dividends and share repurchases.

2017 Credit Facility

On April 20, 2017, the Company entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022, unless any of the Convertible Notes, as defined below, are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (subject to certain further exceptions). In addition, the 2017 Credit Facility permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans.

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to a margin over (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased by 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 3.86% during the first nine months of 2017.

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

As of September 30, 2017, there was  $197 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of September 30, 2017.

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

2010 Senior Notes

On October 20, 2010, the Company issued $300 million of 7.625% Senior Notes due November 1, 2018 (the “2010 Senior Notes”) in a private placement offering. As discussed above, on April 20, 2017, the Company repurchased or redeemed the 2010 Senior Notes in full and the related indenture was satisfied and discharged.

2014 Credit Facility

On June 5, 2014, the Company entered into a Sixth Amended and Restated Credit Agreement, as amended (the “2014 Credit Facility”), with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2014 Credit Facility provided for a $300 million revolving credit facility (the “2014 Revolver”), a $250 million term loan (the “Term Loan”) and a sublimit for the issuance of letters of credit up to the aggregate amount of $150 million, all maturing on May 1, 2018.  Borrowings under both the 2014 Revolver and the Term Loan bore interest based either on Bank of America’s prime lending rate or the London Interbank Offered Rate (“LIBOR”), each plus an applicable margin ranging from 1.25% to 3.00%,  contingent upon the latest Consolidated Leverage Ratio.

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

Prior to January 15, 2021, the Convertible Notes will be convertible only under the following circumstances: (1) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (2) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion rate of 33.0579 (or $39.32) on each applicable trading day; or (3) upon the occurrence of specified corporate events. On or after January 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock. As of September 30, 2017, the conversion provisions of the Convertible Notes have not been triggered.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Cash interest expense:
Interest on 2017 Senior Notes	$8,593	$—	$15,373	$—
Interest on 2017 Credit Facility	2,035	—	3,526	—
Interest on 2010 Senior Notes	—	5,719	6,926	17,156
Interest on 2014 Credit Facility	—	3,553	4,455	15,943
Interest on Convertible Notes	1,438	1,438	4,313	1,677
Other interest	802	556	2,495	2,755
Cash portion of loss on extinguishment	—	—	1,913	—
Total cash interest expense	12,868	11,266	39,001	37,531

Non-cash interest expense:(a)
Amortization of debt issuance costs on 2017 Senior Notes	185	—	326	—
Amortization of debt issuance costs on 2017 Credit Facility	322	—	603	—
Amortization of discount and debt issuance costs on 2010 Senior Notes	—	251	308	750
Amortization of debt issuance costs on 2014 Credit Facility	—	1,458	1,703	3,969
Amortization of discount and debt issuance costs on Convertible Notes	2,268	2,066	6,646	2,405
Non-cash portion of loss on extinguishment	—	—	5,139	—
Total non-cash interest expense	2,775	3,775	14,725	7,124

Total interest expense	$15,643	$15,041	$53,726	$44,655

(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the nine months ended September 30, 2017.

(7)     Contingencies and Commitments

The Company and certain of its subsidiaries are involved in litigation and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. The Company and certain of its customers have made claims arising from the performance under their contracts. The Company recognizes certain significant claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims, and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, assets and liabilities may change in the future due to various factors. Management believes that, based on current information and discussions with the Company’s legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, seeking damages in the amount of $53.8 million. In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT, which resulted in an amount of $0.5 million payable to the Company and formally closed out the project allowing the Company to re-file its claim. The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012. In May 2012, the NYSDOT served its answer and counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to disadvantaged business enterprise (“DBE”) requirements for the project. The Court subsequently ruled that NYSDOT’s counterclaims may only be asserted as a defense and offset to the Company’s claims and not as affirmative claims. In November 2014, the Appellate Division First Department affirmed the dismissal of the City’s affirmative defenses and affirmative counterclaims based on DBE fraud. The Company does not expect the counterclaims to have any material effect on its consolidated financial statements.

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the consolidated financial statements at that time.

Fontainebleau Matter

Desert Mechanical, Inc. (“DMI”) and Fisk Electric Company (“Fisk”), wholly owned subsidiaries of the Company, were subcontractors on the Fontainebleau Project in Las Vegas (“Fontainebleau”), a hotel/casino complex with approximately 3,800 rooms. In June 2009, Fontainebleau filed for bankruptcy protection, under Chapter 11 of the U.S. Bankruptcy Code, in the Southern District of Florida.

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

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC, and this transaction closed in February 2010. As a result of a July 2010 ruling relating to certain priming liens, there was approximately $125 million set aside from this sale that is available for distribution to satisfy the creditor claims based on seniority. At that time, the total estimated sustainable lien amount was approximately $350 million. The project lender filed suit against the mechanic’s lien claimants, including DMI and Fisk, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender’s claims against the property. The Nevada Supreme Court ruled in October 2012 in an advisory opinion at the request of the Bankruptcy Court that lien priorities would be determined in favor of the mechanic lien holders under Nevada law.

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The Bankruptcy Court appointed a mediator to facilitate the execution of that settlement agreement, but the parties were unable to settle. During the third quarter of 2017, DMI filed a motion seeking permission to file an action in Nevada; the motion was granted by the Bankruptcy Court.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In January 2017, the Court granted the City’s motion for summary judgment and dismissed the Company’s claim against the City. The Company has filed a notice of appeal. The Court also granted the Company’s motion for summary judgment for release of retention plus interest from 2010 for an aggregate amount of approximately $1.2 million.

The Company does not expect ultimate resolution of this matter to have a material effect on its consolidated financial statements.

Westgate Planet Hollywood Matter

Tutor-Saliba Corporation (“TSC”), a wholly owned subsidiary of the Company, was contracted to construct a timeshare development project in Las Vegas, which was substantially completed in December 2009. The Company’s claims against the owner, Westgate Planet Hollywood Las Vegas, LLC (“WPH”), relate to unresolved owner change orders and other claims. The Company filed a lien on the project in the amount of $23.2 million and filed its complaint with the District Court, Clark County, Nevada. Several subcontractors have also recorded liens, some of which have been released by bonds and some of which have been released as a result of subsequent payment. WPH has posted a mechanic’s lien release bond for $22.3 million.

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

U.S. Department of Commerce, National Oceanic and Atmospheric Administration Matter

Rudolph and Sletten, Inc. (“R&S”), a wholly owned subsidiary of the Company, entered into a contract with the United States Department of Commerce, National Oceanic and Atmospheric Administration (“NOAA”) for the construction of a 287,000 square-foot facility for NOAA’s Southwest Fisheries Science Center Replacement Headquarters and Laboratory in La Jolla, California. The contract work began on May 24, 2010 and was substantially completed in September 2012. R&S incurred significant additional costs as a result of design errors and omissions, NOAA’s unwillingness to correct design flaws in a timely fashion and a refusal to negotiate the time and pricing associated with change order work. R&S filed claims against NOAA for contract adjustments related to the unresolved owner change orders, delays, design deficiencies and other claims.

In March 2017, the parties agreed to a proposed settlement, which was subsequently approved and paid by the government in the third quarter of 2017.  The settlement did not have a material impact on the Company’s financial results for the three and nine months ended September 30, 2017.

Five Star Electric Matter

In the third quarter of 2015, Five Star Electric Corp. ("Five Star"), a wholly owned subsidiary of the Company that was acquired in 2011, entered into a tolling agreement (which has since expired) related to an ongoing investigation being conducted by the United States Attorney’s Office for the Eastern District of New York (“USAO EDNY”). Five Star has been cooperating with the USAO EDNY since late June 2014, when it was first made aware of the investigation, and has provided information requested by the government related to its use of certain minority-owned, women-owned, small and disadvantaged business enterprises and certain of Five Star’s employee compensation, benefit and tax practices.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

As of September 30, 2017, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

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

The construction of the large diameter bored tunnel required the use of a tunnel boring machine (“TBM”). In December 2013, the TBM struck a steel pipe, installed by WSDOT as a well casing for an exploratory well. The TBM was damaged and was required to be shut down for repair. STP has asserted that the steel pipe casing was a differing site condition that WSDOT failed to properly disclose. The Disputes Review Board mandated by the contract to hear disputes issued a decision finding the steel casing was a Type I differing site condition. WSDOT has not accepted that finding.

The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington (“Washington Superior Court”) seeking declaratory relief concerning contract interpretation, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi Zosen (“Hitachi”), the manufacturer of the TBM, has also joined the case as a plaintiff for costs incurred to repair the damages to the TBM. Trial is scheduled for October 2018. Discovery is ongoing.

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court for breach of contract alleging STP’s delays and failure to perform and declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi. Trial is set for June 2018. Discovery is ongoing.

As of September 30, 2017, the Company has concluded that the potential for a material adverse financial impact due to the Insurers’ denial of coverage and WSDOT’s legal actions is neither probable nor remote, and the potential loss or range of loss is not reasonably estimable. With respect to STP’s claims against the Insurers, WSDOT and Hitachi, management has included an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings recorded to date. To the extent new facts become known or the final recoveries vary from the estimate, the impact of the change will be reflected in the financial statements at that time.

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

The Company recognized the settlement as a gain during the second quarter of 2017 and reported it as a component of other income, net in its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2017.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(9)     Share-Based Compensation

On April 3, 2017, the Company adopted the Tutor Perini Corporation Incentive Compensation Plan (“Compensation Plan”), which was approved by the Company’s shareholders on May 24, 2017. The Compensation Plan provides for various types of share-based grants, including restricted and unrestricted stock units and stock options. Restricted and unrestricted stock units give the holder the right to exchange their stock units for shares of the Company’s common stock on a one-for-one basis. Stock options give the holder the right to purchase shares of the Company’s common stock at an exercise price equal to the fair value of the Company’s common stock on the date of the stock option’s award. Restricted stock units and stock options are usually subject to certain service and performance conditions and may not be sold or otherwise transferred until those restrictions have been satisfied; however, unrestricted stock units have no such restrictions. The term for stock options is limited to 10 years from the date of grant. The Compensation Plan allows for 2,335,000 shares of the Company’s common stock to be issued. As of September 30, 2017, there were 1,839,364 shares available to be granted under this plan.

The Company’s Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan (“Incentive Plan”) is still active. The Incentive Plan is described, and informational disclosures are provided, in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016. As of September 30, 2017, there were 405,529 shares authorized to be issued under the Incentive Plan; however, as discussed in the Company’s Definitive Proxy Statement (Schedule 14A) filed on April 13, 2017, the Company will not issue these shares. As of September 30, 2017, the Incentive Plan had an aggregate of 4,360,018 of restricted stock units and stock options from outstanding, historical awards that either have not vested or have vested but have not been exercised.

During the first nine months of 2017 and 2016, the Company issued, in total from both the Compensation Plan and the Incentive Plan, the following share-based instruments: (1) restricted stock units of 1,055,000 and 483,387 at weighted-average per share prices of $30.03 and $19.14, respectively; (2) stock options of 530,000 and 274,000 at weighted-average per share exercise prices of $24.64 and $16.20, respectively; (3) unrestricted stock units of 99,155 and 64,603 at weighted-average per share prices of $26.26 and $21.67, respectively.

Effective January 1, 2017, the Company prospectively adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for the income tax effect of share-based transactions and the forfeiture of share-based instruments. Upon this adoption, the Company elected an accounting policy requiring forfeitures of share-based instruments to be accounted for upon occurrence. As a result, the Company will recognize the full grant-date fair value of share-based awards throughout the requisite service period, with any adjustments for forfeitures recognized only if and when a forfeiture occurs. This policy notwithstanding, the Company will continue to assess the probability that performance targets will be achieved, and will adjust share-based compensation expense accordingly. During the nine months ended September 30, 2017, a total of 20,985 performance-based restricted stock units, with a weighted-average per share price of $23.91, and 19,466 performance-based stock options, with a weighted-average per share exercise price of $26.56, were forfeited; however, the impact of these forfeitures was not recognized during this period because it was previously recognized in the fourth quarter of 2016 in accordance with the provisions of ASC 718,  Compensation-Stock Compensation.

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

The following table sets forth the net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest cost	$975	$1,053	$2,925	$3,159
Expected return on plan assets	(1,088)	(1,203)	(3,264)	(3,609)
Amortization of net loss	456	427	1,368	1,281
Other	213	150	639	450
Net periodic benefit cost	$556	$427	$1,668	$1,281

The Company contributed $2.0 million and $1.3 million to its defined benefit pension plan during the nine months ended September 30, 2017 and 2016, respectively, and expects to contribute an additional $0.6 million later in 2017.

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

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017				As of December 31, 2016
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$221,878	$—	$—	$221,878	$146,103	$—	$—	$146,103
Restricted cash (a)	17,424	—	—	17,424	50,504	—	—	50,504
Investments in lieu of retainage (b)	56,102	3,059	—	59,161	46,855	4,411	—	51,266
Total	$295,404	$3,059	$—	$298,463	$243,462	$4,411	$—	$247,873

(a)Includes money market funds with original maturity dates of three months or less.

(b)Investments in lieu of customer retainage are included in accounts receivable and are comprised of money market funds and municipal bonds, the majority of which are rated A3 or better. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. All of the above investments are available-for-sale securities.

The Company did not have material transfers between Levels 1 and 2 during the nine months ended September 30, 2017 or 2016.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. The Company has restricted investments with an aggregate fair value of $48.7 million as of September 30, 2017, determined using Level 2 inputs. Restricted investments are held as collateral to secure insurance related contingent obligations. They are comprised of various corporate bonds and bank notes that are rated A3 or better and have maturities within the Company’s operating cycle. These restricted investments are held-to-maturity securities carried at amortized cost of $48.8 million as of September 30, 2017.  Of the Company’s long-term debt, the fair value of the 2017 Senior Notes as of September 30, 2017 was $537.5 million. The fair value of the 2010 Senior Notes as of December 31, 2016 was $302.6 million; the 2010 Senior Notes were redeemed in the second quarter of 2017, as discussed in Note 6. The fair value of the

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Convertible Notes was $231.9 million and $228.4 million as of September 30, 2017 and December 31, 2016, respectively. The fair values of the 2017 Senior Notes, 2010 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining long-term debt at September 30, 2017 and December 31, 2016 approximates fair value.

(12)     Variable Interest Entities (“VIE”)

From time to time the Company may form joint ventures or partnerships with third parties for the execution of single contracts or projects. In accordance with ASC 810, Consolidation, the Company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. ASC 810 also requires the Company to determine whether it is the primary beneficiary of the VIE. The Company concludes that it is the primary beneficiary and consolidates the VIE if the Company has both (a) the power to direct the economically significant activities of the VIE and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the Company is the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. In accordance with ASC 810, management’s assessment of whether the Company is the primary beneficiary of a VIE is performed continuously.

As of September 30, 2017, the Company had consolidated VIE-related assets of $115.4 million and liabilities of $96.9 million, all of which are classified as current and are included in the Company’s Condensed Consolidated Balance Sheet.

One large joint venture that the Company is consolidating was established to construct the Purple Line Segment 2 Extension project, a $1.4 billion mass-transit project in Los Angeles, California. The Company has a 75% interest in the joint venture with the remaining 25% held by O&G Industries, Inc. The joint venture was initially financed with contributions from the partners and, per the terms of the joint venture agreement, the partners may be required to provide additional capital contributions in the future.

(13)     Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation, change in fair value of investments and change in fair value of an interest rate swap as components of accumulated other comprehensive loss (“AOCI”).

The tax effects of the components of other comprehensive income (loss) for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$456	$(187)	$269	$427	$(179)	$248
Foreign currency translation adjustments	1,232	(506)	726	(708)	297	(411)
Unrealized gain (loss) in fair value of investments	21	(9)	12	(145)	66	(79)
Total other comprehensive income (loss)	1,709	(702)	1,007	(426)	184	(242)
Other comprehensive income (loss) attributable to Tutor Perini Corporation	$1,709	$(702)	$1,007	$(426)	$184	$(242)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The tax effects of the components of other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income:
Defined benefit pension plan adjustments	$1,368	$(562)	$806	$1,280	$(461)	$819
Foreign currency translation adjustment	2,242	(921)	1,321	500	(239)	261
Unrealized loss in fair value of investments	(20)	8	(12)	(403)	179	(224)
Unrealized loss in fair value of interest rate swap	—	—	—	(45)	21	(24)
Total other comprehensive income	3,590	(1,475)	2,115	1,332	(500)	832
Other comprehensive income attributable to Tutor Perini Corporation	$3,590	$(1,475)	$2,115	$1,332	$(500)	$832

The changes in AOCI balances by component (after tax) during the three and nine months ended September 30, 2017 are as follows:

	Three Months Ended September 30, 2017
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2017	$(40,328)	$(4,269)	$292	$(44,305)
Other comprehensive gain before reclassifications	—	726	12	738
Amounts reclassified from AOCI	269	—	—	269
Total other comprehensive income	269	726	12	1,007
Balance as of September 30, 2017	$(40,059)	$(3,543)	$304	$(43,298)

	Nine Months Ended September 30, 2017
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2016	$(40,865)	$(4,864)	$316	$(45,413)
Other comprehensive gain (loss) before reclassifications	—	1,321	(12)	1,309
Amounts reclassified from AOCI	806	—	—	806
Total other comprehensive income (loss)	806	1,321	(12)	2,115
Balance as of September 30, 2017	$(40,059)	$(3,543)	$304	$(43,298)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balance by component (after tax) for the three and nine months ended September 30, 2016 are as follows:

	Three Months Ended September 30, 2016
				Unrealized
	Defined		Unrealized	Gain (Loss) in	Accumulated
	Benefit	Foreign	Gain (Loss) in	Fair Value of	Other
	Pension	Currency	Fair Value of	Interest Rate	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Swap, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2016	$(37,671)	$(3,931)	$511	$—	$(41,091)
Other comprehensive loss before reclassifications	—	(411)	(79)	—	(490)
Amounts reclassified from AOCI	248	—	—	—	248
Total other comprehensive income (loss)	248	(411)	(79)	—	(242)
Balance as of September 30, 2016	$(37,423)	$(4,342)	$432	$—	$(41,333)

	Nine Months Ended September 30, 2016
				Unrealized
	Defined		Unrealized	Gain (Loss) in	Accumulated
	Benefit	Foreign	Gain (Loss) in	Fair Value of	Other
	Pension	Currency	Value of	Interest Rate	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Swap, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2015	$(38,242)	$(4,603)	$656	$24	$(42,165)
Other comprehensive gain (loss) before reclassifications	—	261	(224)	(24)	13
Amounts reclassified from AOCI	819	—	—	—	819
Total other comprehensive income (loss)	819	261	(224)	(24)	832
Balance as of September 30, 2016	$(37,423)	$(4,342)	$432	$—	$(41,333)

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statement of Operations are as follows:

	Location in	Three Months Ended		Nine Months Ended
	Condensed Consolidated	September 30,		September 30,
(in thousands)	Statements of Operations	2017	2016	2017	2016
Defined benefit pension plan adjustments	Various accounts(a)	$456	$427	$1,368	$1,280
Income tax benefit	Provision for income taxes	(187)	(179)	(562)	(461)
Net of tax		$269	$248	$806	$819

(a)Defined benefit pension plan adjustments were reclassified to cost of operations and general and administrative expenses.

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

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2017 and 2016:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended September 30, 2017
Total revenue	$458,487	$500,420	$310,137	$1,269,044	$—		$1,269,044
Elimination of intersegment revenue	(62,667)	(6,872)	—	(69,539)	—		(69,539)
Revenue from external customers	$395,820	$493,548	$310,137	$1,199,505	$—		$1,199,505
Income from construction operations	$38,144	$14,058	$14,575	$66,777	$(17,705)	(a)	$49,072
Capital expenditures	$1,248	$36	$81	$1,365	$164		$1,529
Depreciation and amortization (b)	$5,213	$502	$1,166	$6,881	$2,824		$9,705

Three Months Ended September 30, 2016
Total revenue	$506,100	$560,795	$331,613	$1,398,508	$—		$1,398,508
Elimination of intersegment revenue	(47,277)	(18,253)	—	(65,530)	—		(65,530)
Revenue from external customers	$458,823	$542,542	$331,613	$1,332,978	$—		$1,332,978
Income from construction operations	$50,307	$13,296	$11,084	$74,687	$(13,768)	(a)	$60,919
Capital expenditures	$1,342	$79	$54	$1,475	$117		$1,592
Depreciation and amortization (b)	$12,669	$541	$1,243	$14,453	$2,886		$17,339

(a)Consists primarily of corporate general and administrative expenses.

(b)	Depreciation and amortization is included in income from construction operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Nine Months Ended September 30, 2017
Total revenue	$1,363,850	$1,520,356	$907,690	$3,791,896	$—		$3,791,896
Elimination of intersegment revenue	(190,873)	(36,883)	—	(227,756)	—		(227,756)
Revenue from external customers	$1,172,977	$1,483,473	$907,690	$3,564,140	$—		$3,564,140
Income from construction operations	$128,176	$25,035	$15,330	$168,541	$(48,407)	(a)	$120,134
Capital expenditures	$8,665	$184	$374	$9,223	$489		$9,712
Depreciation and amortization (b)	$26,767	$1,533	$3,551	$31,851	$8,612		$40,463

Nine Months Ended September 30, 2016
Total revenue	$1,378,531	$1,594,946	$932,288	$3,905,765	$—		$3,905,765
Elimination of intersegment revenue	(118,143)	(61,145)	—	(179,288)	—		(179,288)
Revenue from external customers	$1,260,388	$1,533,801	$932,288	$3,726,477	$—		$3,726,477
Income from construction operations	$129,028	$38,969	$25,910	$193,907	$(44,037)	(a)	$149,870
Capital expenditures	$8,499	$381	$798	$9,678	$595		$10,273
Depreciation and amortization (b)	$33,200	$1,647	$3,811	$38,658	$8,637		$47,295

(a)Consists primarily of corporate general and administrative expenses.

(b)Depreciation and amortization is included in income from construction operations.

During the nine months ended September 30, 2016, the Company recorded net favorable adjustments totaling $3.0 million in income from construction operations ($0.04 per diluted share) for various Five Star Electric projects in New York in the Specialty Contractors segment. The net impact included material adjustments related to two electrical subcontract projects: a favorable adjustment of $14.0 million for a completed project ($0.17 per diluted share) and an unfavorable adjustment of $13.8 million for a project that was nearly complete ($0.17 per diluted share). These were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Income from construction operations	$49,072	$60,919	$120,134	$149,870
Other income, net	967	2,048	42,373	5,214
Interest expense	(15,643)	(15,041)	(53,726)	(44,655)
Income before income taxes	$34,396	$47,926	$108,781	$110,429

Total assets by segment are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Civil	$2,273,486	$2,152,123
Building	889,136	917,317
Specialty Contractors	757,103	813,851
Corporate and other (a)	363,060	155,329
Total assets	$4,282,785	$4,038,620
(a)	Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(15)      Related Party Transactions

Raymond R. Oneglia, Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. Currently, the Company has two joint ventures with O&G for infrastructure projects in the northeastern United States that are both complete. In addition, the Company has a 75% interest in a newly formed joint venture with O&G (as the 25% interest holder) for a project in Los Angeles, California. O&G may provide equipment and services to these joint ventures on customary trade terms; related payments made by the joint ventures to O&G during the three and nine months ended September 30, 2017 and 2016 were immaterial.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position as of September 30, 2017 and the results of our operations for the three and nine months ended September 30, 2017 and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes contained herein as well as the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

•	Inaccurate estimates of contract risks, revenue or costs; the timing of new awards; or the pace of project execution may result in losses or lower than anticipated profits;
•	The requirement to perform extra, or change order, work resulting in disputes or claims or adversely affecting our working capital, profits and cash flows;
•	Unfavorable outcomes of legal proceedings and failure to promptly recover significant working capital invested in projects subject to unresolved legal claims;
•	Increased competition and failure to secure new contracts;
•	Client cancellations of, or reductions in scope under, contracts reported in our backlog;
•	A significant slowdown or decline in economic conditions;
•	Actual results could differ from the assumptions and estimates used to prepare financial statements;
•	Decreases in the level of government spending for infrastructure and other public projects;
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

Executive Overview

Consolidated revenue for the three and nine months ended September 30, 2017 was $1.2 billion and $3.6 billion compared to

$1.3 billion and $3.7 billion, respectively, for the same periods in 2016. The decrease for both periods was principally due to reduced project execution activities on various Civil segment projects in New York, Washington and the Midwest, and certain Building segment projects in California and Florida, all of which are completed or nearing completion. The decrease was partially offset by increased activity on certain mass-transit projects in New York and California, as well as certain hospitality and gaming projects in California and Maryland. Revenue for the third quarter of 2017 was lower than expected, mainly due to certain delays in the timing of new awards and project execution activities for previously awarded projects, which are expected to shift the timing of those revenue contributions to 2018.

Income from construction operations for the three and nine months ended September 30, 2017 was $49.1 million and $120.1 million,  a decrease of $11.8 million, or 19%, and  $29.7 million, or 20%, respectively,  compared to the same periods in 2016. The decrease for the three months ended September 30, 2017 was principally due to reduced project execution activities on various projects in the Midwest and Washington, which are completed or nearing completion. For the nine months ended September 30, 2017, the decrease was primarily driven by the impact of unfavorable project adjustments recorded in the second quarter of 2017 on certain mechanical projects in New York in the Specialty Contractors segment, none of which were individually material, as well as higher general and administrative expenses primarily due to higher compensation-related expenses in anticipation of a substantially higher volume of new work.

The effective tax rate for the three and nine months ended September 30, 2017 was 26.4% and 34.1% respectively, compared to 39.9% and 40.6% for the three and nine months ended September 30, 2016. See Corporate, Tax and Other Matters below for a detailed discussion of the changes in the effective tax rate.

Earnings per diluted share for the three and nine months ended September 30, 2017 was $0.47 and $1.33, respectively, compared to $0.57 and $1.32 for three and nine months ended September 30, 2016. The decrease for the third quarter of 2017 was primarily due to the factors mentioned above that drove changes in revenue and income from construction operations, partially offset by a lower effective tax rate. The increase for the 2017 nine-month period was primarily due to a gain on a $37.0 million ($0.44 per diluted share) legal settlement in the second quarter of 2017 (see Note 8 of the Notes to the Condensed Consolidated Financial Statements) and a lower effective tax rate for the nine-month period, mostly offset by the projects that resulted in the decreases in revenue and income from construction operations discussed above.

Consolidated new awards for the three and nine months ended September 30, 2017 were $1.1 billion and $4.8 billion, respectively, compared to $0.8 billion and $3.0 billion for the three and nine months ended September 30, 2016. The Civil segment was the major contributor to the new award activity in both periods, with civil awards comprising more than half of all new awards for the first nine months of 2017.

Consolidated backlog as of September 30, 2017 was $7.5 billion compared to $6.2 billion at December 31, 2016. The significant backlog growth since the end of 2016 has been attributable to a large volume of new awards booked during the first nine months of 2017, particularly as a result of continued strong demand for civil construction services. As of September 30, 2017, the mix of backlog by segment was approximately 58% for Civil, 21% for Building and 21% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2016 to September 30, 2017:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2016	Awards(a)	Recognized	September 30, 2017
Civil	$2,672.1	$2,808.3	$(1,173.0)	$4,307.4
Building	1,981.2	1,101.0	(1,483.5)	1,598.7
Specialty Contractors	1,573.8	929.4	(907.6)	1,595.6
Total	$6,227.1	$4,838.7	$(3,564.1)	$7,501.7
(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

The growth outlook for the Company over the next several years remains very favorable, particularly for the Civil segment. In addition to the large current backlog, we expect significant new awards based on long-term capital spending plans by various state, local and federal customers, and typically bipartisan support for infrastructure investments. In November 2016, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion, which have yet to have a significant impact on the Company’s bidding activities. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over the next 40 years, and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over the next 25 years for regional transportation projects. In addition, in April 2017 California enacted into law a $52 billion, 10-year transportation bill. This new long-term funding measure should lead to various new civil project opportunities in California beginning in 2018. Furthermore, the Trump administration continues to plan a significant infrastructure investment program and is preparing to present its plan for approval and funding. The $305 billion Fixing America’s Surface Transportation Act (FAST Act) is also expected to provide state and local agencies with federal funding for numerous highway, bridge and mass-transit projects through 2020. Finally, a continued low interest rate environment should sustain high demand and continued spending by private and public customers on infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see Results of Segment Operations,  Corporate, Tax and Other Matters and Liquidity and Financial Condition below.

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenue	$395.8	$458.8	$1,173.0	$1,260.4
Income from construction operations	38.1	50.3	128.2	129.0

Revenue for the three and nine months ended September 30, 2017 decreased 14% and 7%, respectively, compared to the same periods in 2016. The decrease for both periods was primarily due to reduced project execution activities on certain mass-transit projects in New York and a tunnel project in Washington, partially offset by increased volume on another mass-transit project in New York. For the nine-month period, revenue on a new mass-transit project in California was offset by decreased activity on various bridge projects in the Midwest.

Income from construction operations for the three and nine months ended September 30, 2017 decreased 24% and 1%, respectively, compared to the same periods last year. The decrease for the third quarter of 2017 was principally due to the volume changes discussed above.

Operating margin was 9.6% and 10.9%, respectively, for the three and nine months ended September 30, 2017 compared to 11.0% and 10.2% for the same periods in 2016. The margin decrease for the third quarter of 2017 was primarily due to reduced profitability on various bridge projects in the Midwest. The margin increase for the nine months ended September 30, 2017 was principally due to certain mass-transit projects in California and New York that had higher volume and profit margins in the current year nine-month period.

New awards in the Civil segment totaled $463 million and $2.8 billion for the three and nine months ended September 30, 2017 compared to $284 million and $1.3 billion, respectively, for the three and nine months ended September 30, 2016. New awards in the third quarter of 2017 included a joint-venture tunnel project for a hydroelectric generating station in British Columbia, Canada, valued at $274 million, a joint-venture bridge project in Minnesota, for which the Company’s portion is valued at $90 million, and a military training range project in Guam worth $78 million.

Backlog for the Civil segment was $4.3 billion as of September 30, 2017, up $1.5 billion, or 54%, compared to the backlog as of September 30, 2016. Civil segment backlog may continue to grow based on the volume and anticipated timing of other prospects expected to be awarded later this year or in early 2018. The segment continues to experience elevated demand reflected in a large pipeline of prospective projects, which are supported by substantial anticipated funding from various voter-approved transportation measures; California’s recently enacted $52 billion, 10-year transportation bill; the considerable infrastructure investment program expected from the Trump administration; the $305 billion FAST Act; and public agencies’ long-term spending plans. The Civil segment is well positioned to capture its share of these prospective projects. The segment, however, faces continued strong competition from both foreign and domestic competitors.

Building Segment

Revenue and income from construction operations for the Building segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenue	$493.5	$542.5	$1,483.5	$1,533.8
Income from construction operations	14.1	13.3	25.0	39.0

Revenue for the three months ended September 30, 2017 decreased 9% compared to the same period in 2016. The decrease was primarily driven by reduced project execution activities on a biotechnology project and a courthouse project in California, both of which are substantially complete. The decrease was partially offset by increased activity on a hospitality and gaming project in California. Revenue for the nine months ended September 30, 2017 decreased a modest 3% compared to revenue for the same period last year.

Income from construction operations for the three months ended September 30, 2017 increased 6% compared to the third quarter of 2016. The increase was primarily due to favorable adjustments as a result of progress towards completion on a technology project in California, partially offset by reduced activity on the above-mentioned biotechnology project in California. Income from construction operations for the nine months ended September 30, 2017 decreased 36% compared to the same period in 2016. The decrease was principally due to favorable closeout activities in the first quarter of 2016 on two projects in New York and reduced activity on the above-mentioned biotechnology project in California, partially offset by the improved performance on the technology project, also in California.

Operating margin was 2.8% and 1.7% for the three and nine months ended September 30, 2017, respectively, compared to 2.5% for both the three and nine months ended September 30, 2016. The margin changes for both periods were primarily due to the reasons discussed above that drove the decrease in revenue and variances in income from construction operations.

New awards in the Building segment totaled $284 million and $1.1 billion for the three and nine months ended September 30, 2017 compared to $270 million and $982 million, respectively, for the three and nine months ended September 30, 2016. New awards in the third quarter of 2017 included a U.S. embassy renovation project in Uruguay valued at $87 million and $49 million of early scope tasks for a new technology office building in California, which is eventually anticipated to be worth approximately $500 million once the remaining funding is released.

Backlog for the Building segment was $1.6 billion as of September 30, 2017 compared to $2.2 billion as of September 30, 2016. The backlog decline was due to revenue recognition that outpaced new awards since the end of the third quarter of 2016. The Building segment continues to have a large pipeline of prospective projects, some of which are expected to be selected and awarded by customers later in this year or in early 2018. Sustained demand is expected due to ongoing customer spending supported by a low interest rate environment. The Building segment is well positioned to capture its share of prospective projects based on its customer relationships and long-term reputation for excellence in delivering high-quality projects on time and within budget.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenue	$310.1	$331.6	$907.7	$932.3
Income from construction operations	14.6	11.1	15.3	25.9

Revenue for the three months ended September 30, 2017 decreased 6% compared to the same period in 2016. The decrease for the third quarter of 2017 was primarily due to reduced project execution activities on various electrical and mechanical projects in New York, as certain projects have completed or are nearing completion and newer projects have yet to fully ramp up. The decrease was partially offset by increased activity on various electrical projects in the southern United States and in California. Revenue for the nine months ended September 30, 2017 decreased slightly by 3% compared to revenue for the same period last year.

Income from construction operations increased 32% for the three months ended September 30, 2017 compared to the same period in 2016. The increase was due in part to improved project profitability on various newer electrical projects in New York, as well as the increased activity mentioned above on various electrical projects in the southern United States and in California. Income from construction operations for the nine months ended September 30, 2017 decreased 41% compared to the same period last year.  The decrease was primarily due to the impact of unfavorable project adjustments recorded in the second quarter of 2017 on certain mechanical projects in New York, none of which were individually material.

Operating margin was 4.7% and 1.7% for the three and nine months ended September 30, 2017, respectively, compared to 3.3% and 2.8% for the three and nine months ended September 30, 2016,  respectively. The margin changes for both periods were primarily due to the above-mentioned factors that impacted revenue and income from construction operations.

New awards in the Specialty Contractors segment totaled $394 million and $929 million for the three and nine months ended September 30, 2017 compared to $206 million and $660 million, respectively, for the three and nine months ended September 30, 2016. New awards in the third quarter of 2017 included a $154 million electrical subcontract for a mass-transit project in California, approximately $65 million for various smaller electrical projects in the southern United States and $52 million for three new mechanical projects in New York.

Backlog for the Specialty Contractors segment was $1.6 billion as of September 30, 2017 compared to $1.7 billion as of September 30, 2016. The Specialty Contractors segment continues to have a significant pipeline of prospective projects, with demand for its services supported by continued spending on civil and building projects. The Specialty Contractors segment should capture its share of prospective projects based on the size and scale of its business units that operate in New York, Texas, Florida and California and the reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $17.7 million and $48.4 million during the three and nine months ended September 30, 2017 compared to $13.8 million and $44.0 million during the three and nine months ended September 30, 2016. The increases were primarily due to higher compensation-related expenses.

Other Income, Net, Interest Expense and Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Other income, net	$1.0	$2.0	$42.4	$5.2
Interest expense	(15.6)	(15.0)	(53.7)	(44.7)
Provision for income taxes	(9.1)	(19.1)	(37.1)	(44.9)

Other income, net increased $37.2 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to a $37.0 million legal settlement received during the second quarter of 2017, as discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Interest expense increased $9.0 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was principally due to non-cash extinguishment costs related to our debt restructuring transactions in April 2017, as well as increased non-cash interest charges from the amortization of debt discount and issuance costs.

The Company’s effective income tax rate for the three and nine months ended September 30, 2017 was 26.4% and 34.1%, respectively, compared to 39.9% and 40.6% for the three and nine months ended September 30, 2016, respectively. The favorable effective tax rate for both of the 2017 periods was primarily due to the release of tax liabilities as a result of a statute expiration and earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company. The effective tax rate for the nine months ended September 30, 2017 was also favorably impacted by the tax benefits associated with share-based compensation. During the first quarter of 2017, the Company recognized tax benefits associated with share-based compensation under the provisions of ASU 2016-09, as discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements.  The effective tax rate for the third quarter of 2016 was favorably impacted by various return-to-provision adjustments.

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

Cash and Working Capital

Cash and cash equivalents were $221.9 million as of September 30, 2017 compared to $146.1 million as of December 31, 2016. Cash available for general corporate purposes was $84.2 million and $49.5 million as of September 30, 2017 and December 31, 2016, respectively, with the remainder being cash related to our joint ventures, which was available for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $66.2  million as of September 30, 2017 compared to $50.5 million as of December 31, 2016.

During the nine months ended September 30, 2017, net cash provided by operating activities was $1.9 million ($36.5 million for the third quarter of 2017)  due primarily to cash generated from earnings sources, mostly offset by increased investment in project working capital. The change in project working capital primarily reflects increases in accounts receivable and costs and estimated earnings in excess of billings, partially offset by an increase in billings in excess of costs and estimated earnings. Other changes included reductions in accounts payable due to the timing of payments to vendors and subcontractors. In the first nine months of 2016, $94.2 million in cash was provided from operating activities, due primarily to favorable operating results offset by changes in net investment in project working capital.

The $92.3 million reduction in cash flow from operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 reflects the unfavorable timing of payments of payables and changes in costs and estimated earnings in excess of billings, offset by changes in accounts receivable and billings in excess of costs and estimated earnings.

During the first nine months of 2017, our net cash used for investing activities of $23.8 million was due primarily to $48.7 million for the investment of restricted funds to obtain a higher return and the use of $9.7 million for the acquisition of property and equipment, partially offset by a $33.1 million decrease in restricted cash.  Net cash used by investing activities for the comparable period in 2016 was $12.0 million, primarily due to the acquisition of property and equipment.

For the first nine months of 2017, net cash provided by financing activities was  $97.7 million, which was primarily due to increased net borrowings of $125.4 million, partially offset by the use of $15.3 million for debt issuance and extinguishment costs related to the debt restructuring transactions in April 2017 and $11.1 million for tax payments related to the net settlement of share-based compensation. Net cash provided by financing activities for the comparable period of 2016 was $13.1 million, which was principally due to increased net borrowings of $28.4 million, partially offset by $14.9 million in debt issuance costs associated with amendments to our 2014 Credit Facility and the issuance of $200.0 million of Convertible Notes in June 2016.

At September 30, 2017, we had working capital of $1.6 billion, a ratio of current assets to current liabilities of 2.07 and a ratio of debt to equity of 0.54, compared to working capital of $1.3 billion, a ratio of current assets to current liabilities of 1.87 and a ratio of debt to equity of 0.49 at December 31, 2016.

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

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended September 30, 2017
	Actual	Required
Fixed charge coverage ratio	2.16 : 1.00	> or = 1.25 : 1.00
Leverage ratio	2.99 : 1.00	< or = 4.00 : 1.00

As of the filing date of this Form 10-Q, we are in compliance and expect to continue to be in compliance with the covenants under the 2017 Credit Facility.

2017 Senior Notes

On April 20, 2017, we issued $500 million in aggregate principal amount of 6.875% Senior Notes due 2025 (the “2017 Senior Notes”) in a private placement. Interest on the 2017 Senior Notes is payable in arrears semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017. For additional information regarding the terms of our 2017 Senior Notes, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibits	Description
10.1	Employment Agreement, dated September 6, 2017, by and between Tutor Perini Corporation and Gary G. Smalley (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2017).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation

Dated: November 9, 2017	By:	/s/Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer