Form 10-Q
period 2018-03-31
TUTOR PERINI CORP
filed 2018-05-09
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at May 3, 2018 was 49,913,003.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per common share amounts)	2018	2017
REVENUE	$1,028,156	$1,117,361
COST OF OPERATIONS	(961,088)	(1,014,641)
GROSS PROFIT	67,068	102,720
General and administrative expenses	(67,993)	(65,703)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(925)	37,017
Other income, net	780	417
Interest expense	(15,065)	(15,564)
INCOME (LOSS) BEFORE INCOME TAXES	(15,210)	21,870
Income tax benefit (provision)	4,268	(8,106)
NET INCOME (LOSS)	(10,942)	13,764
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,182	—
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(12,124)	$13,764
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.24)	$0.28
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.24)	$0.27
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,814	49,282
DILUTED	49,814	50,948

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2018	2017
NET INCOME (LOSS)	$(10,942)	$13,764

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	381	268
Foreign currency translation adjustments	(1,174)	(54)
Unrealized loss in fair value of investments	(85)	(21)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(878)	193

COMPREHENSIVE INCOME (LOSS)	(11,820)	13,957
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,182	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(13,002)	$13,957

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of March 31,	As of December 31,
(in thousands, except share and per share amounts)	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($52,871 and $53,067 related to variable interest entities (VIEs))	$174,340	$192,868
Restricted cash	4,090	4,780
Restricted investments	53,161	53,014
Accounts receivable ($28,076 and $30,003 related to VIEs)	1,236,818	1,265,717
Retainage receivable ($18,627 and $12,410 related to VIEs)	530,897	535,939
Costs and estimated earnings in excess of billings	980,896	932,758
Other current assets ($30,093 and $0 related to VIEs)	132,298	89,316
Total current assets	3,112,500	3,074,392
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $328,443 and $359,188 ($25,072 and $11,641 related to VIEs)	473,178	467,499
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	88,568	89,454
OTHER ASSETS	48,877	47,772
TOTAL ASSETS	$4,308,129	$4,264,123

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$27,165	$30,748
Accounts payable ($9,183 and $19,243 related to VIEs)	659,290	699,971
Retainage payable	246,033	261,820
Billings in excess of cost and estimated earnings ($199,618 and $120,952 related to VIEs)	508,616	456,869
Accrued expenses and other current liabilities	118,334	132,438
Total current liabilities	1,559,438	1,581,846
LONG-TERM DEBT, less current maturities, net of unamortized discounts and debt issuance costs totaling $43,064 and $45,631	790,119	705,528
DEFERRED INCOME TAXES	106,763	108,504
OTHER LONG-TERM LIABILITIES	166,205	163,465
TOTAL LIABILITIES	2,622,525	2,559,343

COMMITMENTS AND CONTINGENCIES (NOTE 9)

EQUITY
Stockholders' Equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 49,913,003 and 49,781,010 shares	49,913	49,781
Additional paid-in capital	1,087,164	1,084,205
Retained earnings	606,199	622,007
Accumulated other comprehensive loss	(43,596)	(42,718)
Total stockholders' equity	1,699,680	1,713,275
Noncontrolling interests	(14,076)	(8,495)
TOTAL EQUITY	1,685,604	1,704,780

TOTAL LIABILITIES AND EQUITY	$4,308,129	$4,264,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(10,942)	$13,764
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9,301	20,110
Amortization of intangible assets	886	886
Share-based compensation expense	6,081	4,306
Change in debt discounts and deferred debt issuance costs	2,927	3,836
Deferred income taxes	186	(526)
Loss (gain) on sale of property and equipment	1,471	(131)
Other long-term liabilities	1,139	(1,824)
Other	(180)	267
Changes in other components of working capital	(84,272)	(73,533)
NET CASH USED IN OPERATING ACTIVITIES	(73,403)	(32,845)

Cash Flows from Investing Activities:
Acquisition of property and equipment excluding financed purchases	(19,970)	(5,672)
Proceeds from sale of property and equipment	3,303	259
Investment in securities, restricted	(3,288)	—
Proceeds from maturities and sales of investments in securities	3,007	—
NET CASH USED IN INVESTING ACTIVITIES	(16,948)	(5,413)

Cash Flows from Financing Activities:
Proceeds from debt	665,000	313,977
Repayment of debt	(586,559)	(296,485)
Issuance of common stock and effect of cashless exercise	(2,308)	(10,809)
Distributions paid to noncontrolling interests	(5,000)	—
Debt issuance and extinguishment costs	—	(57)
NET CASH PROVIDED BY FINANCING ACTIVITIES	71,133	6,626

Net decrease in cash, cash equivalents and restricted cash	(19,218)	(31,632)
Cash, cash equivalents and restricted cash at beginning of period	197,648	196,607
Cash, cash equivalents and restricted cash at end of period	$178,430	$164,975

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 may not be indicative of the results that will be achieved for the full year ending December 31, 2018.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 31, 2018 and its consolidated results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries have been eliminated.

(2)     Recent Accounting Pronouncements

New accounting pronouncements implemented by the Company during the three months ended March 31, 2018 are discussed below.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASC 606”). ASC 606 amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. The Company adopted this ASU effective January 1, 2018 using the modified retrospective transition method. The Company recognized the cumulative effect of initially applying the new revenue standard to all contracts not yet completed or substantially completed as of January 1, 2018 as an immaterial reduction to beginning retained earnings. The impacts of adoption on the Company’s opening balance sheet were primarily related to the deferral of costs incurred to fulfill certain contracts that were previously recorded in income in the period incurred, but under the new standard will be capitalized and amortized over the period of contract performance. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods; however, certain balances have been reclassified to conform to the current year presentation.

The effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

		Adjustments
BALANCE SHEET	Balance as of	due to	Balance as of
(in thousands)	December 31, 2017(a)	ASC 606	January 1, 2018
ASSETS
Accounts receivable(b)	$1,801,656	$(535,939)	$1,265,717
Retainage receivable(b)	—	535,939	535,939
Other current assets	89,316	32,773	122,089

LIABILITIES
Accounts payable(b)	961,791	(261,820)	699,971
Retainage payable(b)	—	261,820	261,820
Billings in excess of costs and estimated earnings	456,869	39,785	496,654
Deferred income taxes	108,504	(1,537)	106,967

EQUITY
Retained earnings	622,007	(3,762)	618,245
Noncontrolling interests	(8,495)	(1,714)	(10,209)

(a)	Balances as previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(b)	Prior to the adoption of ASC 606, retainage receivable and payable balances were included within accounts receivable and accounts payable, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In accordance with the new revenue standard requirements, the disclosure of the impacts of adoption on the Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet were as follows:

	Three Months Ended March 31, 2018
		Balance Without
STATEMENT OF OPERATIONS		Adoption of	Effect of
(in thousands)	As Reported	ASC 606	Change
REVENUE	$1,028,156	$1,030,268	$(2,112)
COST OF OPERATIONS	(961,088)	(962,855)	1,767
GROSS PROFIT	67,068	67,413	(345)
General and administrative expenses	(67,993)	(67,993)	—
LOSS FROM CONSTRUCTION OPERATIONS	(925)	(580)	(345)
Other income, net	780	780	—
Interest expense	(15,065)	(15,065)	—
LOSS BEFORE INCOME TAXES	(15,210)	(14,865)	(345)
Income tax benefit	4,268	4,156	112
NET LOSS	(10,942)	(10,709)	(233)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,182	1,142	40
NET LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(12,124)	$(11,851)	$(273)

	As of March 31, 2018
		Balance Without
BALANCE SHEET		Adoption of	Effect of
(in thousands)	As Reported	ASC 606	Change
ASSETS
Accounts receivable	$1,236,818	$1,765,769	$(528,951)
Retainage receivable	530,897	—	530,897
Costs and estimated earnings in excess of billings	980,896	982,302	(1,406)
Other current assets	132,298	97,758	34,540

LIABILITIES
Accounts payable	$659,290	$905,323	$(246,033)
Retainage payable	246,033	—	246,033
Billings in excess of costs and estimated earnings	508,616	466,179	42,437
Accrued expenses and other current liabilities	118,334	118,610	(276)
Deferred income taxes	106,763	108,135	(1,372)

EQUITY
Retained earnings	$606,199	$610,234	$(4,035)
Noncontrolling interests	(14,076)	(12,402)	(1,674)

The adoption of ASC 606 had no impact on the cash flows used in operating activities in the Company’s Condensed Consolidated Statement of Cash Flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be included with cash and cash equivalent balances in the statement of cash flows. The Company retrospectively adopted this ASU effective January 1, 2018. The adoption of this ASU resulted in a decrease of net cash used in investing activities of $9.7 million for the quarter ended March 31, 2017.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies the scope of modification accounting under Topic 718 with respect to changes to the terms or conditions of a share-based payments award. Under this new guidance, modification accounting would not apply if a change to an award does not affect the total current fair value, vesting conditions or the classification of the award. The Company adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU provides guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act of 2017 (the “Tax Act”) in the period of enactment. Staff Accounting Bulletin (“SAB”) No. 118 provides for a provisional one year measurement period to finalize the accounting for certain income tax effects related to the Tax Act and requires disclosure of the reasons for incomplete accounting. The Company applied the guidance provided in SAB No. 118 in 2017 and adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

New accounting pronouncements requiring implementation in future periods are discussed below.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases. This amendment requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. Other significant provisions of the amendment include (i) defining the “lease term” to include the non-cancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2018 and will be applied using the modified retrospective transition method for existing leases. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU simplifies the calculation of goodwill impairment by eliminating Step 2 of the impairment test prescribed by ASC 350, Intangibles—Goodwill and Other. Step 2 requires companies to calculate the implied fair value of their goodwill by estimating the fair value of their assets, other than goodwill, and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The calculated net fair value of the assets would then be compared to the fair value of the reporting unit to determine the implied fair value of goodwill, and to the extent that the carrying value of goodwill was less than the implied fair value, a loss would be recognized. Under ASU 2017-04, however, goodwill is impaired when the calculated fair value of a reporting unit is less than its carrying value, and the impairment charge will equal that difference (i.e., impairment will be calculated at the reporting unit level and there will be no need to estimate the fair value of individual assets and liabilities). This guidance will be effective for any goodwill impairment tests performed in fiscal years beginning after December 15, 2019; however, early adoption is permitted for tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from the Accumulated Other Comprehensive Income. This ASU gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of the Tax Act. Entities can apply the provisions of this ASU either in the period of adoption or retrospectively. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(3)     Revenue

Revenue Recognition

The Company derives revenue from long-term construction contracts with public and private customers primarily in the United States and its territories and in certain other international locations. The Company’s construction contracts are generally each accounted for as a single unit of account (i.e., as a single performance obligation).

Throughout the execution of construction contracts, the Company and its affiliated entities recognize revenue with the continuous transfer of control to the customer. The customer typically controls the asset under construction by either contractual termination clauses or by the Company’s rights to payment for work already performed on the asset under construction that does not have an alternative use for the Company.

Because control transfers over time, revenue is recognized to the extent of progress towards completion of the performance obligations. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services provided. The Company generally uses the cost-to-cost method for its contracts, which measures progress towards completion for each performance obligation based on the ratio of costs incurred to date to the total estimated costs at completion for the respective performance obligation. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Revenue, including estimated fees or profits, is recorded proportionately as costs are incurred. Cost of operations includes labor, materials, subcontractor costs, and other direct and indirect costs, including depreciation and amortization.

Due to the nature of the work required to be performed on many of the Company’s performance obligations, estimating total revenue and cost at completion is complex, subject to many variables and requires significant judgment. The estimates used during the contract performance period require judgment and making assumptions as to the occurrence of future events and the likelihood of variable consideration, including the impact of change orders, claims, contract disputes and the achievement of contractual performance criteria, and award or other incentive fees. The Company estimates variable consideration at the most likely amount to which it expects to receive. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management.

Disaggregation of Revenue

The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Three Months
Ended March 31,
(in thousands)	2018
Civil segment revenue by end market:
Mass transit	$150,126
Bridges	62,811
Highways	17,257
Other	32,920
Total Civil segment revenue	$263,114

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Three Months
Ended March 31,
(in thousands)	2018
Building segment revenue by end market:
Office	$147,322
Hospitality and gaming	81,765
Health care facilities	75,081
Municipal and government	50,452
Mixed use	41,777
Education facilities	32,482
Industrial and commercial	26,425
Other	34,937
Total Building segment revenue	$490,241

Three Months
Ended March 31,
(in thousands)	2018
Specialty Contractors segment revenue by end market:
Mass transit	$75,182
Mixed use	47,857
Industrial and commercial	39,339
Transportation	33,985
Education facilities	25,304
Condominiums	23,089
Health care facilities	16,365
Other	13,680
Total Specialty Contractors segment revenue	$274,801

	Three Months Ended March 31, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$226,351	$115,986	$106,320	$448,657
Federal agencies	9,855	44,311	18,723	72,889
Private owners	26,908	329,944	149,758	506,610
Total revenue	$263,114	$490,241	$274,801	$1,028,156

State and local agencies. The Company’s state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. Services provided to state and local customers are primarily pursuant to contracts awarded through competitive bidding processes. Construction services for state and local government customers have included mass-transit systems, bridges, highways, judicial and correctional facilities, schools and dormitories, health care facilities, convention centers, parking structures and other municipal buildings. The vast majority of the Company’s civil contracting and building construction services are provided in locations throughout the United States and its territories.

Federal agencies. The Company’s federal government customers include the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers, the U.S. Air Force and the National Park Service. Services provided to federal agencies are primarily pursuant to contracts for specific or multi-year assignments that involve new construction or infrastructure repairs or improvements. A portion of revenue from federal agencies is derived from projects in overseas locations.

Private owners. The Company’s private customers include real estate developers, health care companies, technology companies, hospitality and gaming resort owners, Native American sovereign nations, public corporations and private universities. Services are provided to private customers through negotiated contract arrangements, as well as through competitive bids.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Most federal, state and local government contracts contain provisions that permit the termination of contracts, in whole or in part, for the convenience of the government, among other reasons.

	Three Months Ended March 31, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$183,904	$79,001	$247,424	$510,329
Guaranteed maximum price	5,072	262,028	15,579	282,679
Unit price	68,754	8,816	6,658	84,228
Cost plus fee and other	5,384	140,396	5,140	150,920
Total revenue	$263,114	$490,241	$274,801	$1,028,156

Fixed price. Fixed price or lump sum contracts are most commonly used for projects in the Civil and Specialty Contractors segments and generally commit the Company to provide all of the resources required to complete a project for a fixed sum. Usually, fixed price contracts transfer more risk to the Company, but offer the opportunity for greater profits. Billings on fixed price contracts are typically based on estimated progress against predetermined contractual milestones.

Guaranteed maximum price (“GMP”). GMP contracts provide for a cost plus fee arrangement up to a maximum agreed upon price. These contracts place risks on the Company for amounts in excess of the GMP, but may permit an opportunity for greater profits than under cost plus fee contracts through sharing agreements with the owner on any cost savings that may be realized. Services provided by our Building segment to various private customers are often performed under GMP contracts. Billings on GMP contracts typically occur on a monthly basis and are based on actual costs incurred plus a negotiated margin.

Unit price. Unit price contracts are most prevalent for projects in the Civil and Specialty Contractors segments and generally commit the Company to provide an undetermined number of units or components that comprise a project at a fixed price per unit. This approach shifts the risk of estimating the quantity of units required to the project owner, but the risk of increased cost per unit is borne by the Company, unless otherwise allowed for in the contract. Billings on unit price contracts typically occur on a monthly basis and are based on actual quantity of work performed or completed during the billing period.

Cost plus fee. Cost plus fee contracts are used for many projects in the Building and Specialty Contractors segments. Cost plus fee contracts include cost plus fixed fee contracts and cost plus award fee contracts. Cost plus fixed fee contracts provide for reimbursement of approved project costs plus a fixed fee. Cost plus award fee contracts provide for reimbursement of the project costs plus a base fee, as well as an incentive fee based on cost and/or schedule performance. Cost plus fee contracts serve to minimize the Company’s financial risk, but may also limit profits. Billings on cost plus fee contracts typically occur on a monthly basis based on actual costs incurred plus a negotiated margin.

Changes in Contract Estimates that Impact Revenue

Changes to the total estimated contract revenue or cost, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Net revenue recognized during the three months ended March 31, 2018 related to performance obligations satisfied (or partially satisfied) in prior periods was immaterial.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts are $4.5 billion, $2.2 billion and $1.8 billion, for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)     Contract Assets and Liabilities

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consist of the following:

	As of March 31,	As of January 1,
(in thousands)	2018	2018
Retainage receivable	$530,897	$535,939
Costs and estimated earnings in excess of billings:
Claims	577,811	549,849
Unapproved change orders	324,851	296,591
Other unbilled costs and profits	78,234	86,318
Total costs and estimated earnings in excess of billings	980,896	932,758
Capitalized contract costs	35,746	32,773
Total contract assets	$1,547,539	$1,501,470

Retainage receivables represent amounts invoiced to customers where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress towards completion.

Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: 1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or 2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 9, Commitments and Contingencies, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of March 31, 2018 estimated by management to be collected beyond one year is $465.8 million.

Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three months ended March 31, 2018, $4.1 million of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consist of the following:

	As of March 31,	As of January 1,
(in thousands)	2018	2018
Retainage payable	$246,033	$261,820
Billings in excess of costs and estimated earnings	508,616	496,654
Total contract liabilities	$754,649	$758,474

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Retainage payables represent amounts invoiced to the Company by subcontractors where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payables are not remitted to subcontractors until the associated retainage receivables from customers are collected.

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. The amount of revenue recognized during the three months ended March 31, 2018 that was included in the opening billings in excess of costs and estimated earnings balance was $222.9 million.

(5)     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of March 31,	As of December 31,
(in thousands)	2018	2017
Cash and cash equivalents available for general corporate purposes	$75,423	$94,713
Joint venture cash and cash equivalents	98,917	98,155
Cash and cash equivalents	174,340	192,868
Restricted cash	4,090	4,780
Total cash, cash equivalents and restricted cash	$178,430	$197,648

Cash equivalents include short-term, highly liquid investments with maturities of three months or less when acquired. Cash and cash equivalents consist of amounts available for the Company’s general purposes, the Company’s proportionate share of cash held by the Company’s unconsolidated joint ventures and 100% of amounts held by the Company’s consolidated joint ventures. In both cases, cash held by joint ventures is available only for joint venture-related uses, including future distributions to joint venture partners.

Amounts included in restricted cash are primarily held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.

(6)     Earnings Per Common Share (EPS)

Basic EPS and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 8. The Company calculates the effect of these potentially dilutive securities using the treasury stock method for restricted stock units and stock options.

	Three Months Ended March 31,
(in thousands, except per common share data)	2018	2017
Net income (loss) attributable to Tutor Perini Corporation	$(12,124)	$13,764

Weighted-average common shares outstanding, basic	49,814	49,282
Effect of dilutive restricted stock units and stock options	—	1,666
Weighted-average common shares outstanding, diluted	49,814	50,948

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$(0.24)	$0.28
Diluted	$(0.24)	$0.27

Anti-dilutive securities not included above	4,507	930

All restricted stock units and stock options that were outstanding during the three months ended March 31, 2018 were excluded from weighted-average diluted shares outstanding as the shares would have an anti-dilutive effect on the net loss for the period. With regard to diluted EPS and the impact of the Convertible Notes on the diluted EPS calculation, because the Company has the intent and ability

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

to settle the principal amount of the Convertible Notes in cash, per ASC 260, Earnings Per Share, the settlement of the principal amount has no impact on diluted EPS.

(7)     Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2018 was 28.1% compared to 37.1% for the three months ended March 31, 2017. The effective tax rate for the 2018 period reflects the reduction in the federal statutory income tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Act, and the rate for the 2017 period was favorably impacted by certain tax benefits associated with share-based compensation. For the three months ended March 31, 2018 and 2017, the effective tax rate was higher than the federal statutory rate primarily due to state income taxes, while the 2017 period was also favorably impacted by the tax benefits associated with share-based compensation mentioned above.

(8)     Financial Commitments

Long-Term Debt

Long-term debt consisted of the following as of the dates of the Condensed Consolidated Balance Sheets presented:

	As of March 31,	As of December 31,
(in thousands)	2018	2017
2017 Senior Notes	$492,926	$492,734
Convertible Notes	164,010	161,635
2017 Credit Facility	86,500	—
Equipment financing and mortgages	70,629	76,820
Other indebtedness	3,219	5,087
Total debt	817,284	736,276
Less: Current maturities	27,165	30,748
Long-term debt, net	$790,119	$705,528

The following table reconciles the outstanding debt balance to the reported debt balances as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018			As of December 31, 2017
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(7,074)	$492,926	$500,000	$(7,266)	$492,734
Convertible Notes	200,000	(35,990)	164,010	200,000	(38,365)	161,635

The unamortized issuance costs related to the 2017 Credit Facility were $5.8 million and $6.2 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets.

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

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to a margin over (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Facility, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased by 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 4.33% during the three months ended March 31, 2018.

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

As of March 31, 2018, there was $264 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of March 31, 2018.

Repurchase and Redemption of 2010 Senior Notes and Termination of 2014 Credit Facility

On April 20, 2017, the Company used proceeds from the 2017 Senior Notes and 2017 Revolver to repurchase or redeem its 2010 Senior Notes ($300 million of 7.625% Senior Notes due November 1, 2018), to pay off its 2014 Credit Facility ($300 million revolving credit facility and a $250 million term loan, both maturing on May 1, 2018), and to pay accrued but unpaid interest and fees. In addition, the indenture governing the 2010 Senior Notes was satisfied and discharged, and the Company terminated the 2014 Credit Facility.

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock. As of March 31, 2018, the conversion provisions of the Convertible Notes have not been triggered.

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$—
Interest on Convertible Notes	1,438	1,438
Interest on 2017 Credit Facility	1,349	—
Interest on 2010 Senior Notes	—	5,719
Interest on 2014 Credit Facility	—	3,709
Other interest	757	862
Total cash interest expense	12,138	11,728

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	2,376	2,164
Amortization of debt issuance costs on 2017 Credit Facility	360	—
Amortization of debt issuance costs on 2017 Senior Notes	191	—
Amortization of debt issuance costs on 2014 Credit Facility	—	1,418
Amortization of discount and debt issuance costs on 2010 Senior Notes	—	254
Total non-cash interest expense	2,927	3,836

Total interest expense	$15,065	$15,564

(a)

The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the three months ended March 31, 2018.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(9)     Commitments and Contingencies

The Company and certain of its subsidiaries are involved in litigation and various forms of dispute resolution, and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. In addition, other activities inherent to the Company’s business may result in litigation or dispute resolution proceedings when there is a disagreement regarding a change in the scope of work and/or the price associated with that change. In accordance with ASC 606, the Company makes assessments of these types of disputes on a routine basis and estimates and records recovery related to these disputes at the most likely amount it expects to receive, as discussed further in Note 3, Revenue, and Note 4, Contract Assets and Liabilities. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations and the estimated cost of resolving such disputes. In addition, because most contingencies are resolved over long periods of time, assets and liabilities may change in the future due to various factors. Management believes that, based on current information and discussions with the Company’s legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Several matters are in the litigation and dispute resolution processes that include characteristics which management consider to be other than ordinary routine contract performance related issues. The following discussion provides a background and current status of such material matters.

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

In March 2011, the Company filed its claim and complaint with the New York State Court of Claims and served to the New York State Attorney General’s Office, seeking damages in the amount of $53.8 million. In May 2011, the NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of the NYSDOT, which resulted in an amount of $0.5 million payable to the Company and formally closed out the project allowing the Company to re-file its claim. The Company re-filed its claim in the amount of $53.8 million with the NYSDOT in February 2012 and with the Court of Claims in March 2012. In May 2012, the NYSDOT served its answer and counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to disadvantaged business enterprise (“DBE”) requirements for the project. The Court subsequently ruled that NYSDOT’s counterclaims may only be asserted as a defense and offset to the Company’s claims and not as affirmative claims. In November 2014, the Appellate Division First Department affirmed the dismissal of the City’s affirmative defenses and affirmative counterclaims based on DBE fraud. The Company does not expect the counterclaims to have any material effect on its consolidated financial statements. Discovery was completed during 2017 and the Company is currently awaiting the court to set a trial date.

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

In October 2013, a settlement was reached by and among the Statutory Lienholders and the other interested parties. The Bankruptcy Court appointed a mediator to facilitate the execution of that settlement agreement, but the parties were unable to settle. During the third quarter of 2017, DMI filed a motion seeking permission to file an action in Nevada to enforce the Company’s lien rights; the motion was granted by the Bankruptcy Court.

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

Following multiple post-trial motions, final judgment was entered in this matter on March 20, 2014. TSC was awarded total judgment in the amount of $19.7 million on its breach of contract claim, which includes an award of interest up through the date of judgment, plus attorney’s fees and costs. WPH was awarded total judgment in the amount of $3.1 million on its construction defect claims, which includes interest up through the date of judgment. WPH and its Sureties have filed a notice of appeal. TSC has filed a notice of appeal on the defect award. In July 2014, the Court ordered WPH to post an additional supersedeas bond on appeal, in the amount of $1.7 million, in addition to the lien release bond of $22.3 million, which increases the security up to $24.0 million. In May 2017, the Nevada Supreme Court issued its ruling on the appeal by WPH and its Sureties. With only minor adjustments, the Nevada Supreme Court affirmed the lower district court’s judgment, and following further proceedings in the lower district court, the anticipated final recovery to the Company is estimated to exceed $20 million, including interest and recovery of certain attorneys’ fees and costs of which the Company collected more than $16 million in 2017. In December 2017 and in January 2018, the Court issued several post-appeal orders confirming its previous rulings. Some of those matters are subject to a current further appeal. Once resolved, TSC will seek an order from the Court seeking a remaining $4 million in interest and fees associated with the matter.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

As of March 31, 2018, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

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

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court for breach of contract alleging STP’s delays and failure to perform and declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi. Trial is set for April 2019. Discovery is stayed pending an interlocutory appeal currently taking place in the matter. A motion to lift the stay for the purposes of discovery is pending.

As of March 31, 2018, the Company has concluded that the potential for a material adverse financial impact due to the Insurers’ denial of coverage and WSDOT’s legal actions is neither probable nor remote, and the potential loss or range of loss is not reasonably estimable. With respect to STP’s claims against the Insurers, WSDOT and Hitachi, management has included an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings recorded to date. To the extent new facts become known or the final recoveries vary from the estimate, the impact of the change will be reflected in the financial statements at that time.

(10)     Share-Based Compensation

As of March 31, 2018, there were 982,458 shares of common stock available for grant under the Company’s stock incentive plans. During the first three months of 2018 and 2017, the Company issued the following share-based instruments: (1) restricted stock units of 514,000 and 665,000 with weighted-average fair values per share of $26.49 and $30.48, respectively; (2) stock options of 479,000 and 265,000 with weighted-average fair values per share of $11.82 and $13.70, respectively, and weighted-average per share exercise prices of $24.53 and $23.47, respectively. In addition, during the three months ended March 31, 2018, the Company issued 10,000 unrestricted stock units with a weighted-average fair value per share of $25.40.

The fair value of restricted stock units was based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options are based on the Black-Scholes model. The fair value of certain performance-based awards were estimated taking into account the features of such awards. The fair value of stock options granted during the first three months of 2018 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 5.2 years, (ii) expected volatility of 42.01%, (iii) risk-free rate of 2.36%, and (iv) no quarterly dividends.

For the three months ended March 31, 2018 and 2017, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $6.1 million and $4.3 million, respectively. As of March 31, 2018, the balance of unamortized share-based compensation expense was $38.9 million, which will be recognized over a weighted-average period of 2.3 years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(11)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective September 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth the net periodic benefit cost for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest cost	$883	$975
Expected return on plan assets	(1,077)	(1,088)
Amortization of net loss	513	456
Other	213	213
Net periodic benefit cost	$532	$556

The Company contributed $0.8 million to its defined benefit pension plan during each of the three months ended March 31, 2018 and 2017, and expects to contribute an additional $2.0 million later in 2018.

(12)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•	Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•	Level 3 inputs are unobservable

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018				As of December 31, 2017
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$174,340	$—	$—	$174,340	$192,868	$—	$—	$192,868
Restricted cash(a)	4,090	—	—	4,090	4,780	—	—	4,780
Investments in lieu of retainage(b)	65,708	2,101	—	67,809	69,891	2,405	—	72,296
Total	$244,138	$2,101	$—	$246,239	$267,539	$2,405	$—	$269,944

(a)	Includes money market funds with original maturity dates of three months or less.
(b)

Investments in lieu of retainage are included in retainage receivable and are comprised of money market funds and municipal bonds, the majority of which are rated A3 or better. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. All of the above investments are available-for-sale securities.

The Company did not have material transfers between Levels 1 and 2 during the three months ended March 31, 2018 or 2017.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. The Company’s restricted investments carried at amortized cost have an aggregate fair value of $52.5 million as of March 31, 2018 and December 31, 2017, determined using Level 2 inputs. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $515.0 million and $537.5 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of the Convertible Notes was $210.2 million and $222.2 million as of March 31, 2018 and December 31, 2017, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings as of March 31, 2018 and December 31, 2017 approximates fair value.

(13)     Variable Interest Entities (VIE)

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

As of March 31, 2018, the Company had unconsolidated VIE-related current assets and liabilities of $2.4 million and $2.4 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2017, the Company had unconsolidated VIE-related current assets and liabilities of $0.8 million and $0.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of March 31, 2018.

As of March 31, 2018, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $130.8 million and $25.1 million, respectively, as well as current liabilities of $211.0 million, related to the operations of its consolidated VIEs. As of December 31, 2017, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $95.5 million and $11.6 million, respectively, as well as current liabilities of $140.7 million related to the operations of its consolidated VIEs.

Below is a discussion of some of the Company’s more significant or unique VIEs.

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

The Company also established a joint venture with Parsons Corporation (“Parsons”) to construct the Newark Airport Terminal One Design-Build project, a $1.4 billion transportation infrastructure project in Newark, New Jersey. The Company has an 80% interest in the joint venture with the remaining 20% held by Parsons. According to the terms of the joint venture agreement, the partners may be required to initially finance the joint venture with capital contributions from the partners. The Company has determined that this joint venture is a VIE for which the Company is the primary beneficiary.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(14)     Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation and change in fair value of investments as components of accumulated other comprehensive income (loss) (“AOCI”).

The tax effects of the components of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$532	$(151)	$381	$455	$(187)	$268
Foreign currency translation adjustments	(1,638)	464	(1,174)	(92)	38	(54)
Unrealized (loss) gain in fair value of investments	(119)	34	(85)	(36)	15	(21)
Total other comprehensive income (loss)	(1,225)	347	(878)	327	(134)	193
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(1,225)	$347	$(878)	$327	$(134)	$193

The changes in AOCI balances by component (after tax) during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2017	$(39,441)	$(3,591)	$314	$(42,718)
Other comprehensive loss before reclassifications	—	(1,174)	(85)	(1,259)
Amounts reclassified from AOCI	381	—	—	381
Total other comprehensive income (loss)	381	(1,174)	(85)	(878)
Balance as of March 31, 2018	$(39,060)	$(4,765)	$229	$(43,596)

	Three Months Ended March 31, 2017
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as or December 31, 2016	$(40,865)	$(4,864)	$316	$(45,413)
Other comprehensive loss before reclassifications	—	(54)	(21)	(75)
Amounts reclassified from AOCI	268	—	—	268
Total other comprehensive income (loss)	268	(54)	(21)	193
Balance as of March 31, 2017	$(40,597)	$(4,918)	$295	$(45,220)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(15)     Business Segments

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

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2018 and 2017:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended March 31, 2018
Total revenue	$325,400	$490,617	$274,801	$1,090,818	$—		$1,090,818
Elimination of intersegment revenue	(62,286)	(376)	—	(62,662)	—		(62,662)
Revenue from external customers	$263,114	$490,241	$274,801	$1,028,156	$—		$1,028,156
Income (loss) from construction operations	$2,839	$6,425	$7,235	$16,499	$(17,424)	(a)	$(925)
Capital expenditures	$19,196	$278	$419	$19,893	$77		$19,970
Depreciation and amortization(b)	$5,756	$481	$1,112	$7,349	$2,838		$10,187

Three Months Ended March 31, 2017
Total revenue	$338,108	$515,251	$315,696	$1,169,055	$—		$1,169,055
Elimination of intersegment revenue	(33,533)	(18,161)	—	(51,694)	—		(51,694)
Revenue from external customers	$304,575	$497,090	$315,696	$1,117,361	$—		$1,117,361
Income from construction operations	$31,888	$5,242	$14,762	$51,892	$(14,875)	(a)	$37,017
Capital expenditures	$5,567	$45	$6	$5,618	$54		$5,672
Depreciation and amortization(b)	$16,318	$518	$1,192	$18,028	$2,968		$20,996

(a)	Consists primarily of corporate general and administrative expenses.
(b)	Depreciation and amortization is included in income from construction operations.

During the three months ended March 31, 2018, the Company recorded a charge of $17.8 million in income from construction operations (an after-tax impact of $12.7 million, or $0.25 per diluted share), which was primarily non-cash, as a result of the unexpected outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013 (for further information, see Note 17, Subsequent Event).

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Income (Loss) from construction operations	$(925)	$37,017
Other income, net	780	417
Interest expense	(15,065)	(15,564)
Income (Loss) before income taxes	$(15,210)	$21,870

Total assets by segment are as follows:

	As of	As of
(in thousands)	March 31, 2018	December 31, 2017
Civil	$2,404,703	$2,452,108
Building	926,789	909,207
Specialty Contractors	763,933	767,807
Corporate and other(a)	212,704	135,001
Total assets	$4,308,129	$4,264,123

(a)	Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

(16)      Related Party Transactions

Raymond R. Oneglia, Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. Currently, the Company has two joint ventures with O&G for infrastructure projects in the northeastern United States that are both complete. In addition, the Company has a 75% interest in a joint venture with O&G (as the 25% interest holder) for a project in Los Angeles, California. O&G may provide equipment and services to these joint ventures on customary trade terms; there were no material payments made by the joint ventures to O&G during the three months ended March 31, 2018 and 2017.

(17)      Subsequent Event

On April 26, 2018, the Company received an unfavorable arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013. The decision resulted in an unexpected pre-tax charge of $17.8 million (primarily non-cash) associated with costs for which recovery was previously recorded in accordance with ASC 606 and ASC 605-35, Construction-Type and Production-Type Contracts. The charge was reflected in the results for the three months ended March 31, 2018.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position as of March 31, 2018 and the results of our operations for the three months ended March 31, 2018 and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes contained herein as well as the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2017.

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
•

Unfavorable outcomes of existing or future litigation or dispute resolution proceedings against project owners, subcontractors or suppliers, as well as failure to promptly recover significant working capital invested in projects subject to such matters;

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

•	Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;
•	Decreases in the level of government spending for infrastructure and other public projects;
•	Inability to retain key members of our management, to hire and retain personnel required to complete projects or implement succession plans for key officers;
•	Failure to meet our obligations under our debt agreements;
•	Possible systems and information technology interruptions;
•	Failure to comply with laws and regulations related to government contracts;
•	The impact of inclement weather conditions on projects;
•	Conversion of our outstanding Convertible Notes that could dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock;
•	Potential dilutive impact of our Convertible Notes in our diluted earnings per share calculation;
•

Economic, political and other risks, including civil unrest, security issues, labor conditions, corruption and other unforeseeable events in countries where we do business, resulting in unanticipated losses; and

•	Impairment of our goodwill or other indefinite-lived intangible assets.

Executive Overview

Consolidated revenue for the three months ended March 31, 2018 was $1.0 billion compared to $1.1 billion for the same period in 2017. The decrease was primarily attributable to various electrical projects in New York that are completed or nearing completion, as well as reduced project execution activity on a large tunnel project on the West Coast that is also nearing completion. Revenue for the first quarter of 2018 was lower, mainly due to certain delays in the timing of new awards and project execution activities for previously awarded projects.

For the three months ended March 31, 2018, the Company recognized a loss from construction operations of $0.9 million compared to income from construction operations of $37.0 million for the same period in 2017. The decrease was largely due to a pre-tax charge totaling $17.8 million, which was attributable to the unexpected outcome of an arbitration decision related to a subcontract back charge dispute on a completed Civil segment project in New York (for further information, see Note 17 of the Notes to the Condensed Consolidated Financial Statements). The reduced volume discussed above also contributed to the shortfall in income from construction operations in the first quarter of 2018.

An income tax benefit of $4.3 million, reflecting an effective tax rate of 28.1%, was recognized for the three months ended March 31, 2018 compared to income tax expense of $8.1 million and an effective tax rate of 37.1% for the comparable period in 2017. See Corporate, Tax and Other Matters below for a detailed discussion of the changes in the effective tax rate.

For the three months ended March 31, 2018, the Company recognized a loss per diluted share of $0.24 compared to earnings per diluted share of $0.27 for three months ended March 31, 2017. The decrease was primarily due to the lower income from construction operations, partially offset by a lower effective tax rate in the first quarter of 2018.

Consolidated new awards for the three months ended March 31, 2018 were $2.2 billion compared to $2.1 billion for the three months ended March 31, 2017. The Building and Civil segments were the major contributors to the new award activity in the first quarter of 2018.

Consolidated backlog as of March 31, 2018 was $8.5 billion, an increase of 16% compared to $7.3 billion at December 31, 2017. The significant backlog growth experienced since the first quarter of 2017 has been attributable to a large volume of new Building and Civil segment awards, including the $1.4 billion Newark Liberty International Airport Terminal One project in New Jersey, which was a new award in the first quarter of 2018. As of March 31, 2018, the mix of backlog by segment was approximately 53% for Civil, 26% for Building and 21% for Specialty Contractors. Backlog as of March 31, 2018 was consistent with the aggregate amount of the transaction prices allocated to the remaining performance obligations, as discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2017 to March 31, 2018:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2017	Awards(a)	Recognized	March 31, 2018
Civil	$4,118.2	$620.3	$(263.1)	$4,475.4
Building	1,701.4	1,025.9	(490.3)	2,237.0
Specialty Contractors	1,463.8	576.0	(274.8)	1,765.0
Total	$7,283.4	$2,222.2	$(1,028.2)	$8,477.4

(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

The outlook for the Company’s growth over the next several years continues to be favorable, particularly in the Civil segment. In addition, we expect additional significant new award activity based on long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments. In recent U.S. elections, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. In addition, the Trump Administration has proposed a significant infrastructure investment program. Furthermore, several large, long-duration civil infrastructure programs with which we are already involved are progressing, such as California’s High-Speed Rail system and New York City’s East Side Access project. Planning and permitting activities continue on Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which is expected to eventually bring new rail tunnels beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, low interest rates and capital costs are anticipated to drive high demand and continued spending by public and private customers on infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see Results of Segment Operations,  Corporate, Tax and Other Matters and Liquidity and Capital Resources below.

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Revenue	$263.1	$304.6
Income from construction operations	2.8	31.9

Revenue for the three months ended March 31, 2018 decreased 14% compared to the same period in 2017. The decrease was primarily due to reduced project execution activity on a large tunnel project on the West Coast, which is nearing completion. The decrease was partially offset by increased activity on certain mass-transit projects in New York. Several large mass-transit projects, as well as the Newark Airport Terminal One project and a bridge project are expected to ramp up as the current year progresses.

Income from construction operations decreased 91% for the three months ended March 31, 2018 compared to the same period last year. The decrease was principally due to the charge of $17.8 million in income from construction operations (as discussed in Note 17 of the Notes to the Condensed Consolidated Financial Statements), and also due to the factors discussed above that drove the volume changes.

Operating margin was 1.1% for the three months ended March 31, 2018 compared to 10.5% for the same period in 2017. The margin decrease for the first quarter of 2018 was primarily attributable to the factors mentioned above that drove the changes in revenue and income from construction operations.

New awards in the Civil segment totaled $620 million for the three months ended March 31, 2018 compared to $1.5 billion for the three months ended March 31, 2017. New awards in the first quarter of 2018 included the Civil segment’s 50% share of the above-mentioned $1.4 billion Newark Airport Terminal One project, net of subcontracts awarded to Five Star Electric and WDF in the Specialty Contractors segment (with the remaining 50% share of the project booked in the Building segment’s backlog). New awards in the first quarter of 2017 included the $1.4 billion Purple Line Section 2 Extension project in California.

Backlog for the Civil segment was $4.5 billion as of March 31, 2018, up $0.6 billion, or 16%, compared to the backlog as of March 31, 2017. The segment continues to experience strong demand reflected in a large pipeline of prospective projects and substantial anticipated funding from various voter-approved transportation measures; the Trump Administration’s considerable proposed infrastructure investment program; and public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects. The segment, however, continues to face considerable competition, including occasional aggressive bids from competitors.

Building Segment

Revenue and income from construction operations for the Building segment are as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Revenue	$490.2	$497.1
Income from construction operations	6.4	5.2

Revenue for the three months ended March 31, 2018 was consistent with revenue for the same period in 2017.

Income from construction operations increased 23% for the three months ended March 31, 2018 compared to the first quarter of 2017. The increase was principally due to favorable performance on two health care projects in California.

Operating margin was 1.3% for the three months ended March 31, 2018 compared to 1.0% for the three months ended March 31, 2017. The margin increase for the first quarter of 2018 was primarily due to the favorable performance on two health care projects in California.

New awards in the Building segment totaled $1.0 billion for the three months ended March 31, 2018 compared to $266 million for the three months ended March 31, 2017. New awards in the first quarter of 2018 included the Building segment’s 50% share of the above-

mentioned $1.4 billion Newark Airport Terminal One project, net of subcontracts discussed above in the Civil segment section, as well as the O Street government office building project in California valued at $215 million. New awards in the first quarter of 2017 included an $80 million military facility project in Saudi Arabia.

Backlog for the Building segment was $2.2 billion as of March 31, 2018, up $0.4 billion, or 28%, compared to $1.8 billion as of March 31, 2017. The strong backlog growth was primarily due to the award of the Newark Airport Terminal One project. The Building segment continues to have a large volume of prospective projects, some of which have already been bid and are expected to be selected and awarded by customers in 2018. Elevated demand is expected to continue due to ongoing customer spending supported by a low interest rate environment. The Building segment is well-positioned to capture its share of prospective projects based on its strong customer relationships and long-term reputation for excellence in delivering high-quality projects on time and within budget.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Revenue	$274.8	$315.7
Income from construction operations	7.2	14.8

Revenue for the three months ended March 31, 2018 decreased 13% compared to the same period in 2017. The decrease was primarily due to reduced project execution activities on various electrical projects in New York, as certain projects have completed or are nearing completion and newer projects have yet to fully ramp up.

Income from construction operations decreased 51% for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was principally due to the volume changes discussed above, as well as favorable adjustments in the prior year period on certain electrical projects in New York, none of which were individually material.

Operating margin was 2.6% for the three months ended March 31, 2018 compared to 4.7% for the three months ended March 31, 2017. The margin change was primarily due to favorable adjustments in the prior year on certain electrical projects in New York.

New awards in the Specialty Contractors segment totaled $576 million for the three months ended March 31, 2018 compared to $296 million for the three months ended March 31, 2017. New awards in the first quarter of 2018 included $364 million of electrical and mechanical subcontracts for the Newark Airport Terminal One project, $147 million for various electrical projects in New York and in the western and southern United States, and $59 million for various mechanical projects in New York. New awards in the first quarter of 2017 included three mechanical contracts in New York collectively valued at $104 million.

Backlog for the Specialty Contractors segment was $1.8 billion as of March 31, 2018, up $0.2 billion, or 14%, compared to $1.6 billion as of March 31, 2017. The Specialty Contractors segment continues to have a substantial volume of prospective projects, with demand for its services supported by sustained spending on civil and building projects. The Specialty Contractors segment is well-positioned to capture its share of prospective projects based on the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $17.4 million during the three months ended March 31, 2018 compared to $14.9 million during the three months ended March 31, 2017. The increase was primarily due to higher compensation-related expenses, including those related to the retention of certain key executives.

Other Income, Net, Interest Expense and Income Tax Benefit (Provision)

	Three Months Ended March 31,
(in millions)	2018	2017
Other income, net	$0.8	$0.4
Interest expense	(15.1)	(15.6)
Income tax benefit (provision)	4.3	(8.1)

For the three months ended March 31, 2018, we recognized a tax benefit of $4.3 million based on the loss before income taxes of $15.2 million, which reflects an effective tax rate of 28.1%, as compared to a tax expense of $8.1 million and an effective tax rate of

37.1% for the comparable period in 2017. The effective tax rate for the 2018 period was favorably impacted by the reduction in the federal statutory income tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Cut and Jobs Act of 2017, while the rate for the 2017 period was favorably impacted by certain tax benefits associated with share-based compensation.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $350 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $263 million and cash position, is sufficient to fund any working capital needs for the significant number of project opportunities that we see over the next several years, especially in our Civil segment.

Cash and Working Capital

Cash and cash equivalents were $174.3 million as of March 31, 2018 compared to $192.9 million as of December 31, 2017. Cash available for general corporate purposes was $75.4 million and $94.7 million as of March 31, 2018 and December 31, 2017, respectively, with the remainder being our proportionate share of cash held by our unconsolidated joint ventures and also amounts held by our consolidated joint ventures, which in both cases, were available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $57.3 million as of March 31, 2018 compared to $57.8 million as of December 31, 2017.

During the three months ended March 31, 2018, net cash used in operating activities was $73.4 million due primarily to investments in project working capital and payments for incentive compensation. The change in project working capital primarily reflects a decrease in accounts payable due to the timing of payments to vendors and subcontractors, and an increase in costs and estimated earnings in excess of billings, partially offset by decreases in accounts receivable and an increase in billings in excess of cost and estimated earnings. In the first quarter of 2017, net cash used in operating activities was $32.8 million due primarily to investments in project working capital and payments for incentive compensation that exceeded cash generated from earnings sources.

The $40.6 million increase in cash used in operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily reflects unfavorable timing of payments affecting accounts payable and accrued liabilities and changes in costs and estimated earnings in excess of billings, partially offset by changes in billings in excess of costs and estimated earnings and accounts receivable.

During the first three months of 2018, we used $16.9 million of cash from investing activities due primarily to the use of $20.0 million for the acquisition of property and equipment, compared to the use of cash of $5.4 million for investing activities for the same period of 2017.

For the first three months of 2018, net cash provided by financing activities was $71.1 million, which was primarily due to increased net borrowings of $78.4 million. Net cash provided by financing activities for the comparable quarter of 2017 was $6.6 million, which was principally due to increased net borrowings partially offset by tax payments related to the net settlement of share-based compensation.

At March 31, 2018, we had working capital of $1.6 billion, a ratio of current assets to current liabilities of 2.00 and a ratio of debt to equity of 0.48, compared to working capital of $1.5 billion, a ratio of current assets to current liabilities of 1.94 and a ratio of debt to equity of 0.43 at December 31, 2017.

Debt

Summarized below are the key terms of the 2017 Credit Facility as of March 31, 2018. For additional information regarding our outstanding debt, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements herein.

2017 Credit Facility

On April 20, 2017, we entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (subject to certain further exceptions). In addition, the 2017 Credit Facility permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans. For additional information regarding the terms of our 2017 Credit Facility, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended March 31, 2018
	Actual	Required
Fixed charge coverage ratio	2.61 to 1.00	> or = 1.25 : 1.00
Leverage ratio	3.06 to 1.00	< or = 3.50 : 1.00

As of the filing date of this Form 10-Q, we are in compliance and expect to continue to be in compliance with the covenants under the 2017 Credit Facility.

There have been no material changes in our contractual obligations from that described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. Effective January 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers. See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements for more information.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

We disclosed information about certain of our legal proceedings in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2017. For an update to those disclosures, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits	Description
10.1	Employment Offer Letter, dated May 9, 2017, by and between Tutor Perini Corporation and Leonard J. Rejcek.
10.2	Amendment to Employment Offer Letter, dated August 11, 2017, by and between Tutor Perini Corporation and Leonard J. Rejcek.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation

Dated: May 9, 2018	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer