Form 10-Q
period 2018-06-30
TUTOR PERINI CORP
filed 2018-08-07
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at August 1, 2018 was 50,016,328.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per common share amounts)	2018	2017	2018	2017
REVENUE	$1,120,085	$1,247,274	$2,148,241	$2,364,635
COST OF OPERATIONS	(1,001,445)	(1,144,436)	(1,962,533)	(2,159,078)
GROSS PROFIT	118,640	102,838	185,708	205,557
General and administrative expenses	(63,825)	(68,793)	(131,818)	(134,495)
INCOME FROM CONSTRUCTION OPERATIONS	54,815	34,045	53,890	71,062
Other income, net	1,050	40,990	1,830	41,406
Interest expense	(15,998)	(22,519)	(31,063)	(38,083)
INCOME BEFORE INCOME TAXES	39,867	52,516	24,657	74,385
Provision for income taxes	(11,971)	(19,883)	(7,703)	(27,988)
NET INCOME	27,896	32,633	16,954	46,397
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,013	2,537	4,195	2,537
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$24,883	$30,096	$12,759	$43,860
BASIC EARNINGS PER COMMON SHARE	$0.50	$0.61	$0.26	$0.89
DILUTED EARNINGS PER COMMON SHARE	$0.49	$0.59	$0.25	$0.86
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,946	49,735	49,880	49,510
DILUTED	50,440	50,755	50,127	50,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
NET INCOME	$27,896	$32,633	$16,954	$46,397

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	354	269	735	537
Foreign currency translation adjustments	(634)	649	(1,808)	595
Unrealized loss in fair value of investments	(929)	(3)	(1,014)	(24)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,209)	915	(2,087)	1,108

COMPREHENSIVE INCOME	26,687	33,548	14,867	47,505
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,013	2,537	4,195	2,537
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$23,674	$31,011	$10,672	$44,968

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of June 30,	As of December 31,
(in thousands, except share and per share amounts)	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($53,575 and $53,067 related to variable interest entities (VIEs))	$138,569	$192,868
Restricted cash	3,434	4,780
Restricted investments	52,900	53,014
Accounts receivable ($57,008 and $30,003 related to VIEs)	1,272,932	1,265,717
Retainage receivable ($24,288 and $12,410 related to VIEs)	490,751	535,939
Costs and estimated earnings in excess of billings	1,044,233	932,758
Other current assets ($35,657 and $0 related to VIEs)	141,472	89,316
Total current assets	3,144,291	3,074,392
PROPERTY AND EQUIPMENT ("P&E"), net of accumulated depreciation of $337,101 and $359,188 (net P&E of $41,150 and $11,641 related to VIEs)	490,614	467,499
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	87,683	89,454
OTHER ASSETS	50,171	47,772
TOTAL ASSETS	$4,357,765	$4,264,123

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$28,105	$30,748
Accounts payable ($44,118 and $19,243 related to VIEs)	625,436	699,971
Retainage payable	236,545	261,820
Billings in excess of cost and estimated earnings ($240,545 and $120,952 related to VIEs)	574,392	456,869
Accrued expenses and other current liabilities	134,264	132,438
Total current liabilities	1,598,742	1,581,846
LONG-TERM DEBT, less current maturities, net of unamortized discounts and debt issuance costs totaling $40,437 and $45,631	794,509	705,528
DEFERRED INCOME TAXES	106,284	108,504
OTHER LONG-TERM LIABILITIES	145,764	163,465
TOTAL LIABILITIES	2,645,299	2,559,343

COMMITMENTS AND CONTINGENCIES (NOTE 9)

EQUITY
Stockholders' Equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 50,010,863 and 49,781,010 shares	50,011	49,781
Additional paid-in capital	1,093,874	1,084,205
Retained earnings	631,004	622,007
Accumulated other comprehensive loss	(44,805)	(42,718)
Total stockholders' equity	1,730,084	1,713,275
Noncontrolling interests	(17,618)	(8,495)
TOTAL EQUITY	1,712,466	1,704,780

TOTAL LIABILITIES AND EQUITY	$4,357,765	$4,264,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$16,954	$46,397
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	19,393	28,987
Amortization of intangible assets	1,771	1,771
Share-based compensation expense	12,063	10,420
Change in debt discounts and deferred debt issuance costs	5,914	11,950
Deferred income taxes	116	(1)
Loss (gain) on sale of property and equipment	1,474	(349)
Changes in other components of working capital	(113,887)	(132,779)
Other long-term liabilities	(5,276)	(2,801)
Other, net	(902)	1,785
NET CASH USED IN OPERATING ACTIVITIES	(62,380)	(34,620)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(48,303)	(8,183)
Proceeds from sale of property and equipment	4,120	1,336
Investment in securities	(8,549)	(9,297)
Proceeds from maturities and sales of investments in securities	7,982	—
NET CASH USED IN INVESTING ACTIVITIES	(44,750)	(16,144)

Cash Flows from Financing Activities:
Proceeds from debt	1,246,677	1,276,457
Repayment of debt	(1,165,283)	(1,171,954)
Business acquisition related payment	(15,951)	—
Issuance of common stock and effect of cashless exercise	(2,458)	(10,809)
Distributions paid to noncontrolling interests	(12,500)	(2,500)
Contributions from noncontrolling interests	1,000	1,250
Debt issuance and extinguishment costs	—	(13,309)
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,485	79,135

Net increase (decrease) in cash, cash equivalents and restricted cash	(55,645)	28,371
Cash, cash equivalents and restricted cash at beginning of period	197,648	196,607
Cash, cash equivalents and restricted cash at end of period	$142,003	$224,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 may not be indicative of the results that will be achieved for the full year ending December 31, 2018.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2018 and its consolidated statements of income and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries have been eliminated.

(2)     Recent Accounting Pronouncements

New accounting pronouncements implemented by the Company during the six months ended June 30, 2018 are discussed below.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASC 606”). ASC 606 amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. The Company adopted this ASU effective January 1, 2018 using the modified retrospective transition method. The Company recognized the cumulative effect of initially applying the new revenue standard to all contracts not yet completed or substantially completed as of January 1, 2018 as an immaterial reduction to beginning retained earnings. The impact of adoption on the Company’s opening balance sheet was primarily related to the deferral of costs incurred to fulfill certain contracts that were previously recorded in income in the period incurred, but under the new standard will be capitalized and amortized over the period of contract performance. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods; however, certain balances have been reclassified to conform to the current year presentation.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In accordance with the new revenue standard requirements, the disclosure of the impacts of adoption on the Condensed Consolidated Statement of Income and Condensed Consolidated Balance Sheet were as follows:

	Three Months Ended June 30, 2018
		Balance Without
STATEMENT OF INCOME		Adoption of	Effect of
(in thousands)	As Reported	ASC 606	Change
REVENUE	$1,120,085	$1,126,925	$(6,840)
COST OF OPERATIONS	(1,001,445)	(1,007,258)	5,813
GROSS PROFIT	118,640	119,667	(1,027)
General and administrative expenses	(63,825)	(63,825)	—
INCOME FROM CONSTRUCTION OPERATIONS	54,815	55,842	(1,027)
Other income, net	1,050	1,050	—
Interest expense	(15,998)	(15,998)	—
INCOME BEFORE INCOME TAXES	39,867	40,894	(1,027)
Provision for income taxes	(11,971)	(12,211)	240
NET INCOME	27,896	28,683	(787)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,013	3,213	(200)
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$24,883	$25,470	$(587)

	Six Months Ended June 30, 2018
		Balance Without
STATEMENT OF INCOME		Adoption of	Effect of
(in thousands)	As Reported	ASC 606	Change
REVENUE	$2,148,241	$2,157,193	$(8,952)
COST OF OPERATIONS	(1,962,533)	(1,970,113)	7,580
GROSS PROFIT	185,708	187,080	(1,372)
General and administrative expenses	(131,818)	(131,818)	—
INCOME FROM CONSTRUCTION OPERATIONS	53,890	55,262	(1,372)
Other income, net	1,830	1,830	—
Interest expense	(31,063)	(31,063)	—
INCOME BEFORE INCOME TAXES	24,657	26,029	(1,372)
Provision for income taxes	(7,703)	(8,055)	352
NET INCOME	16,954	17,974	(1,020)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,195	4,355	(160)
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$12,759	$13,619	$(860)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	As of June 30, 2018
		Balance Without
BALANCE SHEET		Adoption of	Effect of
(in thousands)	As Reported	ASC 606	Change
ASSETS
Accounts receivable(a)	$1,272,932	$1,762,442	$(489,510)
Retainage receivable(a)	490,751	—	490,751
Costs and estimated earnings in excess of billings	1,044,233	1,044,395	(162)
Other current assets	141,472	101,119	40,353

LIABILITIES
Accounts payable(a)	$625,436	$861,981	$(236,545)
Retainage payable(a)	236,545	—	236,545
Billings in excess of costs and estimated earnings	574,392	524,576	49,816
Accrued expenses and other current liabilities	134,264	134,896	(632)
Deferred income taxes	106,284	107,540	(1,256)

EQUITY
Retained earnings	$631,004	$635,626	$(4,622)
Noncontrolling interests	(17,618)	(15,744)	(1,874)

(a)	Prior to the adoption of ASC 606, retainage receivable and payable balances were included within accounts receivable and payable, respectively.

The adoption of ASC 606 had no impact on the cash flows used in operating activities in the Company’s Condensed Consolidated Statement of Cash Flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be included with cash and cash equivalent balances in the statement of cash flows. The Company retrospectively adopted this ASU effective January 1, 2018. The adoption of this ASU resulted in a decrease of net cash used in investing activities of $1.5 million for the six months ended June 30, 2017.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU provides guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act of 2017 (the “Tax Act”) in the period of enactment. Staff Accounting Bulletin (“SAB”) No. 118 provides for a provisional one year measurement period to finalize the accounting for certain income tax effects related to the Tax Act and requires disclosure of the reasons for incomplete accounting. The Company applied the guidance provided in SAB No. 118 in 2017 and adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

New accounting pronouncements requiring implementation in future periods are discussed below.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASU 2016-02”). ASU 2016-02 amends the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases.  This ASU requires, among other things, the recognition of lease right-of-use assets and lease liabilities by lessees for those leases currently classified as operating leases. ASU 2016-02 allows companies to adopt the new standard by either applying a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the standard using the optional transition method. The

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements but expects the adoption to result in a material increase to its assets and liabilities. The Company does not expect this ASU to have a material impact on its consolidated statements of income or cash flows.

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

Due to the nature of the work required to be performed on many of the Company’s performance obligations, estimating total revenue and cost at completion is complex, subject to many variables and requires significant judgment. The estimates used during the contract performance period require judgment and making assumptions as to the occurrence of future events and the likelihood of variable consideration, including the impact of change orders, claims, contract disputes and the achievement of contractual performance criteria, and award or other incentive fees. The Company estimates variable consideration at the most likely amount it expects to receive. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management.

Disaggregation of Revenue

The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
(in thousands)	2018	2018
Civil segment revenue by end market:
Mass transit	$158,096	$308,222
Bridges	120,929	183,739
Highways	65,809	83,066
Tunneling	23,931	32,632
Other	33,708	57,928
Total Civil segment revenue	$402,473	$665,587

	Three Months	Six Months
	Ended June 30,	Ended June 30,
(in thousands)	2018	2018
Building segment revenue by end market:
Health care facilities	$118,116	$193,197
Office	39,237	186,559
Hospitality and gaming	79,490	161,255
Municipal and government	70,528	120,981
Mixed use	38,814	80,590
Education facilities	32,876	65,358
Industrial and commercial	20,081	46,507
Other	47,837	82,773
Total Building segment revenue	$446,979	$937,220

	Three Months	Six Months
	Ended June 30,	Ended June 30,
(in thousands)	2018	2018
Specialty Contractors segment revenue by end market:
Mass transit	$78,169	$153,351
Mixed use	51,976	99,833
Industrial and commercial	36,540	75,878
Transportation	22,019	56,004
Education facilities	26,298	51,602
Condominiums	22,761	45,850
Health care facilities	14,623	30,988
Other	18,247	31,928
Total Specialty Contractors segment revenue	$270,633	$545,434

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended June 30, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$327,195	$159,556	$106,308	$593,059
Federal agencies	30,772	52,263	14,988	98,023
Private owners	44,506	235,160	149,337	429,003
Total revenue	$402,473	$446,979	$270,633	$1,120,085

	Six Months Ended June 30, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$553,546	$275,541	$212,628	$1,041,715
Federal agencies	40,627	96,574	33,712	170,913
Private owners	71,414	565,105	299,094	935,613
Total revenue	$665,587	$937,220	$545,434	$2,148,241

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

Federal agencies. The Company’s federal government customers include the U.S. State Department, the U.S. Navy, the U.S. Army Corps of Engineers, the U.S. Air Force and the National Park Service. Services provided to federal agencies are typically pursuant to competitively bid contracts for specific or multi-year assignments that involve new construction or infrastructure repairs or improvements. A portion of revenue from federal agencies is derived from projects in overseas locations.

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

	Three Months Ended June 30, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$259,927	$96,657	$234,495	$591,079
Guaranteed maximum price	3,103	270,440	17,462	291,005
Unit price	121,447	10,771	7,233	139,451
Cost plus fee and other	17,996	69,111	11,443	98,550
Total revenue	$402,473	$446,979	$270,633	$1,120,085

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Six Months Ended June 30, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$443,830	$175,658	$481,919	$1,101,407
Guaranteed maximum price	8,175	532,468	33,042	573,685
Unit price	190,201	19,588	13,890	223,679
Cost plus fee and other	23,381	209,506	16,583	249,470
Total revenue	$665,587	$937,220	$545,434	$2,148,241

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

Unit price. Unit price contracts are most prevalent for projects in the Civil and Specialty Contractors segments and generally commit the Company to provide an estimated or undetermined number of units or components that comprise a project at a fixed price per unit. This approach shifts the risk of estimating the quantity of units required to the project owner, but the risk of increased cost per unit is borne by the Company, unless otherwise allowed for in the contract. Billings on unit price contracts typically occur on a monthly basis and are based on actual quantity of work performed or completed during the billing period.

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

Changes in Contract Estimates that Impact Revenue

Changes to the total estimated contract revenue or cost, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Net revenue recognized during the three and six months ended June 30, 2018 related to performance obligations satisfied (or partially satisfied) in prior periods was immaterial.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts are $4.3 billion, $2.0 billion and $1.6 billion, for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)     Contract Assets and Liabilities

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consist of the following:

	As of June 30,	As of January 1,
(in thousands)	2018	2018
Retainage receivable	$490,751	$535,939
Costs and estimated earnings in excess of billings:
Claims	646,262	549,849
Unapproved change orders	334,777	296,591
Other unbilled costs and profits	63,194	86,318
Total costs and estimated earnings in excess of billings	1,044,233	932,758
Capitalized contract costs	41,434	32,773
Total contract assets	$1,576,418	$1,501,470

Retainage receivables represent amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress towards completion.

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

Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and six months ended June 30, 2018, $4.1 million and $8.2 million of previously capitalized contract costs were amortized and recognized as expense on the related contracts, respectively.

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consist of the following:

	As of June 30,	As of January 1,
(in thousands)	2018	2018
Retainage payable	$236,545	$261,820
Billings in excess of costs and estimated earnings	574,392	496,654
Total contract liabilities	$810,937	$758,474

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Retainage payables represent amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payables are not remitted to subcontractors until the associated retainage receivables from customers are collected.

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and six months ended June 30, 2018 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $262.3 million and $303.4 million, respectively.

(5)     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of June 30,	As of December 31,
(in thousands)	2018	2017
Cash and cash equivalents available for general corporate purposes	$51,379	$94,713
Joint venture cash and cash equivalents	87,190	98,155
Cash and cash equivalents	138,569	192,868
Restricted cash	3,434	4,780
Total cash, cash equivalents and restricted cash	$142,003	$197,648

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

(6)     Earnings Per Common Share (EPS)

Basic EPS and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 8, Financial Commitments. The Company calculates the effect of these potentially dilutive securities using the treasury stock method for restricted stock units and stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share data)	2018	2017	2018	2017
Net income attributable to Tutor Perini Corporation	$24,883	$30,096	$12,759	$43,860

Weighted-average common shares outstanding, basic	49,946	49,735	49,880	49,510
Effect of dilutive restricted stock units and stock options	494	1,020	247	1,343
Weighted-average common shares outstanding, diluted	50,440	50,755	50,127	50,853

Net income attributable to Tutor Perini Corporation per common share:
Basic	$0.50	$0.61	$0.26	$0.89
Diluted	$0.49	$0.59	$0.25	$0.86

Anti-dilutive securities not included above	1,682	353	3,095	672

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

(7)     Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2018 was 30.0% and 31.2%, respectively, compared to 37.9% and 37.6% for the three and six months ended June 30, 2017, respectively. The effective tax rates for the 2018 periods reflect the reduction in the federal statutory income tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Act and were favorably impacted by earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company, partially offset by non-deductible expenses and a change in the New York State tax law related to the treatment of foreign income under the Tax Act. The effective tax rates for the three and six months ended June 30, 2017 were favorably impacted by earnings attributable to noncontrolling interests, while the effective rate for the six-month period was also favorably impacted by reductions in estimated non-deductible expenses and tax benefits associated with share-based compensation. For the three and six months ended June 30, 2018 and 2017, the effective tax rates were higher than the federal statutory rates primarily due to state income taxes.

(8)     Financial Commitments

Long-Term Debt

Long-term debt consisted of the following as of the dates of the Condensed Consolidated Balance Sheets presented:

	As of June 30,	As of December 31,
(in thousands)	2018	2017
2017 Senior Notes	$493,121	$492,734
Convertible Notes	166,442	161,635
2017 Credit Facility	92,000	—
Equipment financing and mortgages	64,434	76,820
Other indebtedness	6,617	5,087
Total debt	822,614	736,276
Less: Current maturities	28,105	30,748
Long-term debt, net	$794,509	$705,528

The following table reconciles the outstanding debt balance to the reported debt balances as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018			As of December 31, 2017
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(6,879)	$493,121	$500,000	$(7,266)	$492,734
Convertible Notes	200,000	(33,558)	166,442	200,000	(38,365)	161,635

The unamortized issuance costs related to the 2017 Credit Facility were $5.5 million and $6.2 million as of June 30, 2018 and December 31, 2017, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets.

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

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to a margin over (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Facility, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased by 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 4.55% during the six months ended June 30, 2018.

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

As of June 30, 2018, there was $258 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of June 30, 2018.

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock. As of June 30, 2018, the conversion provisions of the Convertible Notes have not been triggered.

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Income consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$6,780	$17,187	$6,780
Interest on 2017 Credit Facility	2,354	1,491	3,704	1,491
Interest on Convertible Notes	1,437	1,437	2,875	2,875
Interest on 2010 Senior Notes	—	1,207	—	6,926
Interest on 2014 Credit Facility	—	746	—	4,455
Other interest	626	831	1,383	1,693
Cash portion of loss on extinguishment	—	1,913	—	1,913
Total cash interest expense	13,011	14,405	25,149	26,133

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	2,432	2,214	4,808	4,378
Amortization of debt issuance costs on 2017 Credit Facility	360	281	720	281
Amortization of debt issuance costs on 2017 Senior Notes	195	141	386	141
Amortization of debt issuance costs on 2014 Credit Facility	—	285	—	1,703
Amortization of discount and debt issuance costs on 2010 Senior Notes	—	54	—	308
Non-cash portion of loss on extinguishment	—	5,139	—	5,139
Total non-cash interest expense	2,987	8,114	5,914	11,950

Total interest expense	$15,998	$22,519	$31,063	$38,083

(a)

The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the six months ended June 30, 2018.

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

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange (“LIE Project”) for the New York State Department of Transportation (“NYSDOT”). The $130 million project was substantially completed in January 2004 and was accepted by NYSDOT as complete in February 2006. The Company incurred significant added costs in completing its work and suffered extended schedule costs due to numerous design errors, undisclosed utility conflicts, lack of coordination with local agencies and other interferences for which the Company believes NYSDOT is responsible.

In March 2011, the Company opened a case with the New York State Court of Claims against NYSDOT related to the LIE Project. In May 2011, NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of NYSDOT, which resulted in an amount of $0.5 million payable to the Company and formally closed out the project allowing the Company to re-file its claim. In March 2012, the Company filed its formal Verified Claim seeking $50.7 million in damages. In May 2012, NYSDOT served its answer and asserted counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to alleged violations of the disadvantaged business enterprise (“DBE”) requirements for the project. The Court subsequently ruled that NYSDOT’s counterclaims may only be asserted as a defense and offset to the Company’s claims and not as affirmative claims. In November 2014, the Appellate Division First Department affirmed the dismissal of NYSDOT’s affirmative counterclaims. On June 11, 2018, following additional summary judgment motions, the Court granted the Company’s motion to dismiss NYSDOT’s affirmative defenses, which eliminated the use of NYSDOT’s counterclaim of $151 million as a defense to the claims of the Company. NYSDOT is likely to appeal this dismissal; however, an appeal does not stay the proceedings from continuing. Discovery was completed during 2017, and the Company is currently awaiting an assignment to a trial judge and the setting of a trial date.

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

Five Star Electric Matter

In the third quarter of 2015, Five Star Electric Corp. (“Five Star”), a wholly owned subsidiary of the Company that was acquired in 2011, entered into a tolling agreement (which has since expired) related to an ongoing investigation being conducted by the United States Attorney’s Office for the Eastern District of New York (“USAO EDNY”). Five Star has been cooperating with the USAO EDNY since late June 2014, when it was first made aware of the investigation, and has provided information requested by the government related to its use of certain minority-owned, women-owned, small and disadvantaged business enterprises and certain of Five Star’s employee compensation, benefit and tax practices.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

As of June 30, 2018, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

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

As of June 30, 2018, the Company has concluded that the potential for a material adverse financial impact due to the Insurers’ denial of coverage and WSDOT’s legal actions is neither probable nor remote, and the potential loss or range of loss is not reasonably estimable. With respect to STP’s claims against the Insurers, WSDOT and Hitachi, management has included an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings recorded to date. To the extent new facts become known or the final recoveries vary from the estimate, the impact of the change will be reflected in the financial statements at that time.

(10)     Share-Based Compensation

During the second quarter of 2018, the Company adopted the Tutor Perini Corporation Omnibus Incentive Plan (the “Plan”), which effected the merger of the Company’s previous incentive compensation plans. Similar to its previous plans, the Plan provides for various types of share-based grants, including restricted and unrestricted stock units and stock options. As of June 30, 2018, there were 684,598 shares of common stock available for grant under the Company’s Plan. During the first six months of 2018 and 2017, the Company issued the following share-based instruments: (1) restricted stock units of 614,000 and 665,000 with weighted-average fair values per share of $25.19 and $30.48, respectively; (2) stock options of 579,000 and 265,000 with weighted-average fair values per share of $11.45 and $13.70, respectively, and weighted-average per share exercise prices of $23.73 and $23.47, respectively. In addition, during the six months ended June 30, 2018 and 2017, the Company issued 115,420 and 99,155 unrestricted stock units with a weighted-average fair value per share of $21.26 and $26.26, respectively.

The fair value of restricted and unrestricted stock units is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of certain performance-based awards are estimated taking into account the features of such awards. The fair value of stock options granted during the first six months of 2018 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 5.1 years, (ii) expected volatility of 42.31%, (iii) risk-free rate of 2.57%, and (iv) no quarterly dividends.

For the three and six months ended June 30, 2018, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $6.0 million and $12.1 million, respectively, and $6.1 million and $10.4 million for the

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

three and six months ended June 30, 2017, respectively. As of June 30, 2018, the balance of unamortized share-based compensation expense was $36.4 million, which will be recognized over a weighted-average period of 2.2 years.

(11)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective September 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth the net periodic benefit cost for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest cost	$883	$975	$1,766	$1,950
Expected return on plan assets	(1,077)	(1,088)	(2,154)	(2,176)
Amortization of net loss	513	456	1,026	912
Other	213	213	426	426
Net periodic benefit cost	$532	$556	$1,064	$1,112

The Company contributed $1.4 million to its defined benefit pension plan during each of the six-month periods ended June 30, 2018 and 2017, and expects to contribute an additional $1.3 million by the end of 2018.

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

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018				As of December 31, 2017
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$138,569	$—	$—	$138,569	$192,868	$—	$—	$192,868
Restricted cash(a)	3,434	—	—	3,434	4,780	—	—	4,780
Restricted investments(b)	—	52,900	—	52,900	—	—	—	—
Investments in lieu of retainage(c)	63,441	2,094	—	65,535	69,891	2,405	—	72,296
Other investments(b)	—	5,949	—	5,949	—	—	—	—
Total	$205,444	$60,943	$—	$266,387	$267,539	$2,405	$—	$269,944

(a)	Includes money market funds with original maturity dates of three months or less.
(b)

During the second quarter of 2018, the Company reclassified its restricted investments and other investments from the held-to-maturity category to the available-for-sale category as a result of a change in management’s investment strategy. At the time of the transfer, the securities had an aggregate amortized cost of $60.1 million and an immaterial aggregate unrealized loss. Restricted investments and other investments, as of June 30, 2018, consist of investments in corporate debt securities of $31.7 million and U.S. government agency securities of $27.1 million, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 Assets. As of December 31, 2017, restricted investments and other investments consisted of investments in U.S. agency securities of $26.1 million and corporate debt securities of $33.0 million. The maturities for restricted investments and other investments range from one month to five years. The amortized cost of these securities at June 30, 2018 and December 31, 2017 was not materially different from the fair value. Other investments are included in other current assets on

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

the Condensed Consolidated Balance Sheets. As of December 31, 2017, the Company’s held-to-maturity restricted investments and other investments had an amortized cost of $59.6 million and fair value of $59.1 million.

(c)

Investments in lieu of retainage are included in retainage receivable and as of June 30, 2018 are comprised of money market funds of $63.4 million and municipal bonds of $2.1 million, the majority of which are rated A3 or better. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2017, investments in lieu of retainage consisted of money market funds of $69.9 million and municipal bonds of $2.4 million. The amortized cost of these available-for-sale securities at June 30, 2018 and December 31, 2017 was not materially different from the fair value.

The Company did not have material transfers between Levels 1 and 2 during the six months ended June 30, 2018 or 2017.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $500.7 million and $537.5 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of the Convertible Notes was $202.2 million and $222.2 million as of June 30, 2018 and December 31, 2017, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings as of June 30, 2018 and December 31, 2017 approximates fair value.

(13)     Variable Interest Entities (VIE)

The Company may form joint ventures or partnerships with third parties for the execution of single contracts or projects. In accordance with ASC 810, Consolidation (“ASC 810”), the Company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. The Company considers a joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the joint venture is a VIE.

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

As of June 30, 2018, the Company had unconsolidated VIE-related current assets and liabilities of $2.9 million and $2.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2017, the Company had unconsolidated VIE-related current assets and liabilities of $0.8 million and $0.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of June 30, 2018.

As of June 30, 2018, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $170.5 million and $41.1 million, respectively, as well as current liabilities of $288.3 million, related to the operations of its consolidated VIEs. As of December 31, 2017, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $95.5 million and $11.6 million, respectively, as well as current liabilities of $140.7 million related to the operations of its consolidated VIEs.

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

The tax effects of the components of other comprehensive income (loss) for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$494	$(140)	$354	$456	$(187)	$269
Foreign currency translation adjustments	(914)	280	(634)	1,101	(452)	649
Unrealized gain (loss) in fair value of investments	(1,176)	247	(929)	(6)	3	(3)
Total other comprehensive income (loss)	(1,596)	387	(1,209)	1,551	(636)	915
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(1,596)	$387	$(1,209)	$1,551	$(636)	$915

The tax effects of the components of other comprehensive income (loss) for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income:
Defined benefit pension plan adjustments	$1,026	$(291)	$735	$912	$(375)	$537
Foreign currency translation adjustment	(2,553)	745	(1,808)	1,009	(414)	595
Unrealized loss in fair value of investments	(1,295)	281	(1,014)	(42)	18	(24)
Total other comprehensive income (loss)	(2,822)	735	(2,087)	1,879	(771)	1,108
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(2,822)	$735	$(2,087)	$1,879	$(771)	$1,108

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after tax) during the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2018	$(39,060)	$(4,765)	$229	$(43,596)
Other comprehensive income (loss) before reclassifications	—	(634)	(929)	(1,563)
Amounts reclassified from AOCI	354	—	—	354
Total other comprehensive income (loss)	354	(634)	(929)	(1,209)
Balance as of June 30, 2018	$(38,706)	$(5,399)	$(700)	$(44,805)

	Six Months Ended June 30, 2018
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2017	$(39,441)	$(3,591)	$314	$(42,718)
Other comprehensive income (loss) before reclassifications	—	(1,808)	(1,014)	(2,822)
Amounts reclassified from AOCI	735	—	—	735
Total other comprehensive income (loss)	735	(1,808)	(1,014)	(2,087)
Balance as of June 30, 2018	$(38,706)	$(5,399)	$(700)	$(44,805)

The changes in AOCI balance by component (after tax) for the three and six months ended June 30, 2017 are as follows:

	Three Months Ended June 30, 2017
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2017	$(40,597)	$(4,918)	$295	$(45,220)
Other comprehensive income (loss) before reclassifications	—	649	(3)	646
Amounts reclassified from AOCI	269	—	—	269
Total other comprehensive income (loss)	269	649	(3)	915
Balance as of June 30, 2017	$(40,328)	$(4,269)	$292	$(44,305)

	Six Months Ended June 30, 2017
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2016	$(40,865)	$(4,864)	$316	$(45,413)
Other comprehensive income (loss) before reclassifications	—	595	(24)	571
Amounts reclassified from AOCI	537	—	—	537
Total other comprehensive income (loss)	537	595	(24)	1,108
Balance as of June 30, 2017	$(40,328)	$(4,269)	$292	$(44,305)

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

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2018 and 2017:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended June 30, 2018
Total revenue	$461,614	$447,975	$270,633	$1,180,222	$—		$1,180,222
Elimination of intersegment revenue	(59,141)	(996)	—	(60,137)	—		(60,137)
Revenue from external customers	$402,473	$446,979	$270,633	$1,120,085	$—		$1,120,085
Income from construction operations	$49,439	$12,536	$7,454	$69,429	$(14,614)	(a)	$54,815
Capital expenditures	$27,352	$592	$215	$28,159	$174		$28,333
Depreciation and amortization(b)	$6,569	$489	$1,106	$8,164	$2,813		$10,977

Three Months Ended June 30, 2017
Total revenue	$538,552	$508,769	$281,857	$1,329,178	$—		$1,329,178
Elimination of intersegment revenue	(65,970)	(15,934)	—	(81,904)	—		(81,904)
Revenue from external customers	$472,582	$492,835	$281,857	$1,247,274	$—		$1,247,274
Income (loss) from construction operations	$58,144	$5,736	$(14,007)	$49,873	$(15,828)	(a)	$34,045
Capital expenditures	$1,850	$104	$286	$2,240	$271		$2,511
Depreciation and amortization(b)	$5,236	$513	$1,193	$6,942	$2,820		$9,762

(a)	Consists primarily of corporate general and administrative expenses.
(b)	Depreciation and amortization is included in income from construction operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Six Months Ended June 30, 2018
Total revenue	$787,014	$938,592	$545,434	$2,271,040	$—		$2,271,040
Elimination of intersegment revenue	(121,427)	(1,372)	—	(122,799)	—		(122,799)
Revenue from external customers	$665,587	$937,220	$545,434	$2,148,241	$—		$2,148,241
Income from construction operations	$52,278	$18,961	$14,689	$85,928	$(32,038)	(a)	$53,890
Capital expenditures	$46,548	$870	$634	$48,052	$251		$48,303
Depreciation and amortization(b)	$12,325	$970	$2,218	$15,513	$5,651		$21,164

Six Months Ended June 30, 2017
Total revenue	$905,363	$1,019,936	$597,553	$2,522,852	$—		$2,522,852
Elimination of intersegment revenue	(128,206)	(30,011)	—	(158,217)	—		(158,217)
Revenue from external customers	$777,157	$989,925	$597,553	$2,364,635	$—		$2,364,635
Income from construction operations	$90,032	$10,977	$755	$101,764	$(30,702)	(a)	$71,062
Capital expenditures	$7,417	$148	$293	$7,858	$325		$8,183
Depreciation and amortization(b)	$21,554	$1,031	$2,385	$24,970	$5,788		$30,758

(a)	Consists primarily of corporate general and administrative expenses.
(b)	Depreciation and amortization is included in income from construction operations.

During the six months ended June 30, 2018, the Company recorded a charge of $17.8 million in income from construction operations (an after-tax impact of $12.7 million, or $0.25 per diluted share), which was primarily non-cash, as a result of the unexpected outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013.

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Income from construction operations	$54,815	$34,045	$53,890	$71,062
Other income, net	1,050	40,990	1,830	41,406
Interest expense	(15,998)	(22,519)	(31,063)	(38,083)
Income before income taxes	$39,867	$52,516	$24,657	$74,385

Total assets by segment are as follows:

	As of	As of
(in thousands)	June 30, 2018	December 31, 2017
Civil	$2,507,912	$2,452,108
Building	913,031	909,207
Specialty Contractors	751,174	767,807
Corporate and other(a)	185,648	135,001
Total assets	$4,357,765	$4,264,123

(a)	Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)      Related Party Transactions

Raymond R. Oneglia, Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. Currently, the Company has a 75% interest in a joint venture with O&G (as the 25% interest holder) for a project in Los Angeles, California. O&G may provide equipment and services to these joint ventures on customary trade terms; there were no material payments made by the joint venture to O&G during the three and six months ended June 30, 2018 and 2017.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position as of June 30, 2018 and the results of our operations for the three and six months ended June 30, 2018 and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes contained herein as well as the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

•	Revisions of estimates of contract risks, revenue or costs; the timing of new awards; or the pace of project execution may result in losses or lower than anticipated profits;
•

Unfavorable outcomes of existing or future litigation or dispute resolution proceedings against project owners, subcontractors or suppliers, as well as failure to promptly recover significant working capital invested in projects subject to such matters;

•	The requirement to perform extra, or change order, work resulting in disputes or claims or adversely affecting our working capital, profits and cash flows;
•	Risks and other uncertainties associated with assumptions and estimates used to prepare financial statements;
•	Increased competition and failure to secure new contracts;
•	Client cancellations of, or reductions in scope under, contracts reported in our backlog;
•	A significant slowdown or decline in economic conditions;
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

Executive Overview

Consolidated revenue for the three and six months ended June 30, 2018 was $1.1 billion and $2.1 billion compared to $1.2 billion and $2.4 billion, respectively, for the same periods in 2017. The decrease for both periods was principally driven by reduced project execution activities on certain Building segment projects in California and Florida that are completed and a net reduction in project execution activities on various Civil segment mass-transit projects in New York and California. Revenue for both 2018 periods was also lower due to the timing of project execution activities for certain projects and continuing delays on a large mass-transit project in California.

Income from construction operations for the three and six months ended June 30, 2018 was $54.8 million and $53.9 million, respectively, compared to $34.0 million and $71.1 million for the same periods in 2017. For the three months ended June 30, 2018, the increase was primarily because the prior-year period included unfavorable adjustments in the Specialty Contractors segment, none of which were individually material. In comparing the six-month periods, the unfavorable adjustments in the prior year were approximately offset by reduced project contributions associated with the lower volume discussed above on certain Civil and Building segment projects. The six-month period of 2018 also included a pre-tax charge in the first quarter of 2018 totaling $17.8 million, which was attributable to the unexpected outcome of an arbitration decision on a completed Civil segment project in New York.

The effective tax rate for the three and six months ended June 30, 2018 was 30.0% and 31.2% respectively, compared to 37.9% and 37.6% for the three and six months ended June 30, 2017. See Corporate, Tax and Other Matters below for a detailed discussion of the changes in the effective tax rate.

Earnings per diluted share (“diluted EPS”) for the three and six months ended June 30, 2018 were $0.49 and $0.25, respectively, compared to $0.59 and $0.86 for three and six months ended June 30, 2017. The prior year was favorably impacted by a gain associated with a $37.0 million cash settlement ($0.43 of diluted EPS) received during the second quarter for litigation related to the Company’s purchase of auction-rate securities nearly a decade earlier.

Consolidated new awards for the three and six months ended June 30, 2018 were $1.3 billion and $3.6 billion, respectively, compared to $1.6 billion and $3.7 billion for the same periods in 2017. The Civil segment was the major contributor to the new award activity in the second quarter of 2018, and the Civil and Building segments were both major contributors to the new award activity in the first half of 2018.

Consolidated backlog as of June 30, 2018 was $8.7 billion, an increase of 19%, compared to $7.3 billion at December 31, 2017. The significant backlog growth experienced since the end of 2017 was attributable to a large volume of new Building and Civil segment awards, including the $1.4 billion Newark Liberty International Airport Terminal One project in New Jersey, the $410 million Purple Line Extension Section 3 Tunneling project in California and a $215 million office building project, also in California. As of June 30, 2018, the mix of backlog by segment was approximately 55% for Civil, 24% for Building and 21% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2017 to June 30, 2018:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2017	Awards(a)	Recognized	June 30, 2018(b)
Civil	$4,118.2	$1,284.8	$(665.6)	$4,737.4
Building	1,701.4	1,321.4	(937.2)	2,085.6
Specialty Contractors	1,463.8	949.9	(545.4)	1,868.3
Total	$7,283.4	$3,556.1	$(2,148.2)	$8,691.3

(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(b)

Backlog differs from the transaction prices allocated to the remaining performance obligations as disclosed in Note 3 of the Notes to the Condensed Consolidated Financial Statements. Backlog includes awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., we believe adequate funding is in place).

The outlook for the Company’s growth over the next several years is favorable, particularly in the Civil and Specialty Contractors segments. We anticipate that additional significant new awards may benefit these segments based on long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments. Voters in numerous states approved dozens of long-term transportation funding measures in recent elections totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. In addition, the Trump Administration has proposed a significant infrastructure investment program. Furthermore, several large, long-duration civil infrastructure programs with which we are already involved are progressing, such as California’s High-Speed Rail system and New York City’s East Side Access project. Planning and permitting activities continue on Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which is expected to eventually bring new rail tunnels beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, favorable interest rates and capital costs are anticipated to sustain strong demand and continued spending by public and private customers on infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see Results of Segment Operations,  Corporate, Tax and Other Matters and Liquidity and Capital Resources below.

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenue	$402.5	$472.6	$665.6	$777.2
Income from construction operations	49.4	58.1	52.3	90.0

Revenue for the three and six months ended June 30, 2018 decreased 15% and 14%, respectively, compared to the same periods in 2017. The decrease for both periods was primarily due to a net reduction in project execution activities on various mass-transit projects in New York and California and a tunnel project in Washington.

Income from construction operations for the three and six months ended June 30, 2018 decreased 15% and 42%, respectively, compared to the same periods in 2017. For the second quarter of 2018, the decrease was primarily due to the volume changes mentioned above. For the six-month period of 2018, the decrease was principally due to the $17.8 million charge in the first quarter of 2018 discussed above in the Executive Overview, as well as reduced project contributions primarily associated with the lower volume discussed above.

Operating margin was 12.3% and 7.9%, respectively, for the three and six months ended June 30, 2018 compared to 12.3% and 11.6% for the same periods in 2017. The margin decrease for the six-month period was primarily attributable to the factors mentioned above that drove the changes in revenue and income from construction operations.

New awards in the Civil segment totaled $664 million and $1.3 billion for the three and six months ended June 30, 2018 compared to $847 million and $2.3 billion, respectively, for the same periods in 2017. New awards in the second quarter of 2018 included a $410 million mass-transit project in California and a $93 million bridge project in New York.

Backlog for the Civil segment was $4.7 billion as of June 30, 2018, up $497 million, or 12%, compared to the backlog as of June 30, 2017. The segment continues to experience strong demand reflected in a large pipeline of prospective projects and substantial anticipated funding from various voter-approved transportation measures; the Trump Administration’s considerable proposed infrastructure investment program; and public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects. The segment, however, continues to face considerable competition, including occasional aggressive bids from competitors.

Building Segment

Revenue and income from construction operations for the Building segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenue	$447.0	$492.8	$937.2	$989.9
Income from construction operations	12.5	5.7	19.0	11.0

Revenue for the three and six months ended June 30, 2018 decreased 9% and 5%, respectively, compared to the same periods in 2017. The decrease for both periods was predominantly attributable to reduced project execution activities on certain projects in California and Florida that were recently completed, partially offset by increased activities on certain health care, mixed-use and technology projects in California.

Income from construction operations for the three and six months ended June 30, 2018 increased 119% and 73%, respectively, compared to the same periods in 2017. The increases were largely due to improved profitability on projects in California and certain higher-margin projects in Texas and New Jersey, as well as contract close-out adjustments in the prior year related to a project in California. The increases were partially offset by the impact of the volume reductions mentioned above.

Operating margin was 2.8% and 2.0% for the three and six months ended June 30, 2018, respectively, compared to 1.2% and 1.1% for the same periods in 2017. The margin increases for both periods were mostly attributable to the above-mentioned factors that drove the changes in income from construction operations.

New awards in the Building segment totaled $296 million and $1.3 billion for the three and six months ended June 30, 2018, respectively, compared to $551 million and $817 million for the same periods in 2017. New awards in the second quarter of 2018 included a $59 million military building project in South Carolina and various other smaller awards and contract adjustments.

Backlog for the Building segment was $2.1 billion as of June 30, 2018, up $277 million, or 15%, compared to $1.8 billion as of June 30, 2017. The backlog growth was primarily due to the award of the Newark Airport Terminal One project in the first quarter of 2018. The Building segment continues to have a large volume of prospective projects, some of which have already been bid and are expected to be selected and awarded by customers in 2018. Elevated demand is expected to continue due to ongoing customer spending supported by a favorable interest rate environment. The Building segment is well-positioned to capture its share of prospective projects based on its strong customer relationships and long-term reputation for excellence in delivering high-quality projects on time and within budget.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenue	$270.6	$281.9	$545.4	$597.6
Income (loss) from construction operations	7.5	(14.0)	14.7	0.8

Revenue for the three and six months ended June 30, 2018 decreased 4% and 9%, respectively, compared to the same periods in 2017. The decrease for both periods was predominantly due to reduced project execution activities on various electrical projects in New York.

Income from construction operations increased significantly for the three and six months ended June 30, 2018 compared to the same periods in 2017. The absence of prior-year unfavorable adjustments on various projects in New York, none of which were individually material, more than offset the reduced volume for both periods in 2018.

Operating margin was 2.8% and 2.7% for the three and six months ended June 30, 2018, respectively, compared to -5.0% and 0.1% for the same periods in 2017. The margin increases for both periods were largely attributable to the aforementioned reasons that caused the changes in income from construction operations.

New awards in the Specialty Contractors segment totaled $374 million and $950 million for the three and six months ended June 30, 2018 compared to $239 million and $535 million, respectively, for the three and six months ended June 30, 2017. New awards in the second quarter of 2018 included a $172 million mechanical project in New York and a $53 million tunnel systems installation project, also in New York.

Backlog for the Specialty Contractors segment was $1.9 billion as of June 30, 2018, up $357 million, or 24%, compared to $1.5 billion as of June 30, 2017. The Specialty Contractors segment continues to have a substantial volume of prospective projects with demand increasing because of strong public and private sector spending on civil and building projects. The Specialty Contractors segment is increasingly focused on servicing the Company’s growing backlog of large Civil and Building segment projects, but remains well-positioned to capture its share of external prospective projects based on the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $14.4 million and $31.8 million during the three and six months ended June 30, 2018 compared to $15.8 million and $30.7 million during the three and six months ended June 30, 2017.

Other Income, Net, Interest Expense and Income Tax Benefit (Provision)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Other income, net	$1.1	$41.0	$1.8	$41.4
Interest expense	(16.0)	(22.5)	(31.1)	(38.1)
Provision for income taxes	(12.0)	(19.9)	(7.7)	(28.0)

Other income, net decreased $39.9 million and $39.6 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decreases were primarily because the prior-year periods included a $37.0 million gain associated with a cash settlement received during the second quarter of 2017 for litigation related to the Company’s purchase of auction-rate securities nearly a decade earlier.

Interest expense decreased $6.5 million and $7.0 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to extinguishment costs recorded in the second quarter of 2017 related to our April 2017 debt restructuring transactions.

The Company’s effective income tax rate for the three and six months ended June 30, 2018 was 30.0% and 31.2%, respectively, compared to 37.9% and 37.6% for the three and six months ended June 30, 2017. The effective tax rates for the 2018 periods were favorably impacted by the reduction in the federal statutory income tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Cut and Jobs Act of 2017 (the “Tax Act”). The effective tax rates for the three and six months ended June 30, 2018 also reflect an unfavorable change in the New York State tax law in the second quarter related to the treatment of foreign income under the Tax Act. This change had a greater impact on the effective tax rate in the six-month period in 2018 compared to the three-month period in 2018 because the six-month period included a pre-tax loss in the first quarter. For a further discussion of the impact of the Tax Act, refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $350 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $258 million and cash position, is sufficient to fund any working capital needs for the significant number of project opportunities that we see over the next several years, especially in our Civil segment.

Cash and Working Capital

Cash and cash equivalents were $138.6 million as of June 30, 2018 compared to $192.9 million as of December 31, 2017. Cash available for general corporate purposes was $51.4 million and $94.7 million as of June 30, 2018 and December 31, 2017, respectively, with the remainder being our proportionate share of cash held by our unconsolidated joint ventures and also amounts held by our consolidated joint ventures, which in both cases were available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $56.3 million as of June 30, 2018 compared to $57.8 million as of December 31, 2017.

During the six months ended June 30, 2018, net cash used in operating activities was $62.4 million due primarily to investments in project working capital that exceeded cash generated from earnings sources. The change in working capital primarily reflects an increase in costs and estimated earnings in excess of billings and a decrease in accounts payable due to the timing of payments to vendors and subcontractors, partially offset by an increase in billings in excess of cost and estimated earnings and a decrease in retainage receivable. For the six months ended June 30, 2017, net cash used in operating activities was $34.6 million due primarily to investments in project working capital and payments for incentive compensation that exceeded cash generated from earnings sources.

The $27.8 million increase in cash used in operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily reflects unfavorable changes in costs and estimated earnings in excess of billings, accrued liabilities and retainage payable, as well as a decrease in earnings sources (the comparable period in 2017 included the gain from the $37.0 million cash settlement of the litigation discussed above), mostly offset by favorable changes in accounts receivable, retainage receivable and billings in excess of costs and estimated earnings.

During the first six months of 2018, we used $44.8 million of cash for investing activities due primarily to the acquisition of property and equipment for projects, compared to the use of cash of $16.1 million for the same period in 2017, primarily resulting from investments in securities and the acquisition of property and equipment for projects.

For the first half of 2018, net cash provided by financing activities was $51.5 million, which was primarily due to increased net borrowings of $81.4 million, partially offset by a $16.0 million earn-out payment related to an acquisition in a prior year and $12.5 million of cash distributions to noncontrolling interests. Net cash provided by financing activities for the comparable period in 2017 was $79.1 million, which was principally due to increased net borrowings partially offset by debt issuance costs related to the debt restructuring transactions in April 2017, as well as tax payments associated with the net settlement of share-based compensation.

At June 30, 2018, we had working capital of $1.5 billion, a ratio of current assets to current liabilities of 1.97 and a ratio of debt to equity of 0.48, compared to working capital of $1.5 billion, a ratio of current assets to current liabilities of 1.94 and a ratio of debt to equity of 0.43 at December 31, 2017.

Debt

Summarized below are the key terms of the 2017 Credit Facility as of June 30, 2018. For additional information regarding our outstanding debt, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended June 30, 2018
	Actual	Required
Fixed charge coverage ratio	2.62 to 1.00	> or = 1.25 : 1.00
Leverage ratio	3.35 to 1.00	< or = 3.50 : 1.00

As of June 30, 2018, we were in compliance and expect to continue to be in compliance with the covenants under the 2017 Credit Facility.

Contractual Obligations

There have been no material changes in our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits	Description
10.1	Tutor Perini Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 25, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation

Dated: August 7, 2018	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer