Form 10-Q
period 2018-09-30
TUTOR PERINI CORP
filed 2018-11-07
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at November 2, 2018 was 50,025,996.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per common share amounts)	2018	2017	2018	2017
REVENUE	$1,123,137	$1,199,505	$3,271,378	$3,564,140
COST OF OPERATIONS	(1,012,013)	(1,081,254)	(2,974,546)	(3,240,332)
GROSS PROFIT	111,124	118,251	296,832	323,808
General and administrative expenses	(63,818)	(69,179)	(195,636)	(203,674)
INCOME FROM CONSTRUCTION OPERATIONS	47,306	49,072	101,196	120,134
Other income, net	1,909	967	3,739	42,373
Interest expense	(16,411)	(15,643)	(47,474)	(53,726)
INCOME BEFORE INCOME TAXES	32,804	34,396	57,461	108,781
Provision for income taxes	(7,368)	(9,096)	(15,071)	(37,084)
NET INCOME	25,436	25,300	42,390	71,697
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,164	1,716	8,359	4,253
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$21,272	$23,584	$34,031	$67,444
BASIC EARNINGS PER COMMON SHARE	$0.43	$0.47	$0.68	$1.36
DILUTED EARNINGS PER COMMON SHARE	$0.42	$0.47	$0.68	$1.33
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,018	49,775	49,927	49,602
DILUTED	50,375	50,587	50,210	50,768

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
NET INCOME	$25,436	$25,300	$42,390	$71,697

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	365	269	1,100	806
Foreign currency translation adjustments	376	726	(1,432)	1,321
Unrealized gain (loss) in fair value of investments	(129)	12	(1,143)	(12)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	612	1,007	(1,475)	2,115

COMPREHENSIVE INCOME	26,048	26,307	40,915	73,812
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,164	1,716	8,359	4,253
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$21,884	$24,591	$32,556	$69,559

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of September 30,	As of December 31,
(in thousands, except share and per share amounts)	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($32,040 and $53,067 related to variable interest entities (VIEs))	$118,258	$192,868
Restricted cash	3,436	4,780
Restricted investments	53,116	53,014
Accounts receivable ($75,999 and $30,003 related to VIEs)	1,325,465	1,265,717
Retainage receivable ($31,694 and $12,410 related to VIEs)	492,937	535,939
Costs and estimated earnings in excess of billings	1,085,651	932,758
Other current assets ($33,033 and $0 related to VIEs)	130,023	89,316
Total current assets	3,208,886	3,074,392
PROPERTY AND EQUIPMENT (P&E), net of accumulated depreciation of $345,405 and $359,188 (net P&E of $47,559 and $11,641 related to VIEs)	494,498	467,499
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	86,797	89,454
OTHER ASSETS	49,981	47,772
TOTAL ASSETS	$4,425,168	$4,264,123

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,601	$30,748
Accounts payable ($10,793 and $19,243 related to VIEs)	611,100	699,971
Retainage payable	213,430	261,820
Billings in excess of cost and estimated earnings ($261,187 and $120,952 related to VIEs)	648,287	456,869
Accrued expenses and other current liabilities ($46,164 and $0 related to VIEs)	162,102	132,438
Total current liabilities	1,655,520	1,581,846
LONG-TERM DEBT, less current maturities, net of unamortized discounts and debt issuance costs totaling $37,749 and $45,631	780,723	705,528
DEFERRED INCOME TAXES	106,636	108,504
OTHER LONG-TERM LIABILITIES	148,917	163,465
TOTAL LIABILITIES	2,691,796	2,559,343

COMMITMENTS AND CONTINGENCIES (NOTE 9)

EQUITY
Stockholders' Equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 50,025,996 and 49,781,010 shares	50,026	49,781
Additional paid-in capital	1,098,639	1,084,205
Retained earnings	652,276	622,007
Accumulated other comprehensive loss	(44,193)	(42,718)
Total stockholders' equity	1,756,748	1,713,275
Noncontrolling interests	(23,376)	(8,495)
TOTAL EQUITY	1,733,372	1,704,780

TOTAL LIABILITIES AND EQUITY	$4,425,168	$4,264,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$42,390	$71,697
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	30,924	37,806
Amortization of intangible assets	2,657	2,657
Share-based compensation expense	17,779	16,057
Change in debt discounts and deferred debt issuance costs	8,962	14,725
Deferred income taxes	233	642
Loss (gain) on sale of property and equipment	823	(376)
Changes in other components of working capital	(136,113)	(143,213)
Other long-term liabilities	(2,606)	(2,876)
Other, net	190	4,785
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(34,761)	1,904

Cash Flows from Investing Activities:
Acquisition of property and equipment	(64,411)	(9,712)
Proceeds from sale of property and equipment	5,462	1,440
Investment in securities	(13,841)	(48,657)
Proceeds from maturities and sales of investments in securities	14,302	—
NET CASH USED IN INVESTING ACTIVITIES	(58,488)	(56,929)

Cash Flows from Financing Activities:
Proceeds from debt	1,502,177	1,991,457
Repayment of debt	(1,444,760)	(1,866,072)
Business acquisition related payment	(15,951)	—
Issuance of common stock and effect of cashless exercise	(2,671)	(11,147)
Distributions paid to noncontrolling interests	(22,500)	(2,500)
Contributions from noncontrolling interests	1,000	1,250
Debt issuance and extinguishment costs	—	(15,268)
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,295	97,720

Net increase (decrease) in cash, cash equivalents and restricted cash	(75,954)	42,695
Cash, cash equivalents and restricted cash at beginning of period	197,648	196,607
Cash, cash equivalents and restricted cash at end of period	$121,694	$239,302

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 may not be indicative of the results that will be achieved for the full year ending December 31, 2018.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of September 30, 2018 and its consolidated statements of income and cash flows for the interim periods presented. Intercompany transactions of consolidated subsidiaries have been eliminated.

(2)     Recent Accounting Pronouncements

New accounting pronouncements implemented by the Company during the nine months ended September 30, 2018 are discussed below.

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

The effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

BALANCE SHEET	Balance as of	Adjustments due to	Balance as of
(in thousands)	December 31, 2017(a)	ASC 606	January 1, 2018
ASSETS
Accounts receivable(b)	$1,801,656	$(535,939)	$1,265,717
Retainage receivable(b)	—	535,939	535,939
Other current assets	89,316	32,773	122,089

LIABILITIES
Accounts payable(b)	$961,791	$(261,820)	$699,971
Retainage payable(b)	—	261,820	261,820
Billings in excess of costs and estimated earnings	456,869	39,785	496,654
Deferred income taxes	108,504	(1,537)	106,967

EQUITY
Retained earnings	$622,007	$(3,762)	$618,245
Noncontrolling interests	(8,495)	(1,714)	(10,209)

(a)	Balances as previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(b)	Prior to the adoption of ASC 606, retainage receivable and payable balances were included within accounts receivable and accounts payable, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In accordance with the new revenue standard requirements, the disclosure of the impacts of adoption on the Condensed Consolidated Statement of Income and Condensed Consolidated Balance Sheet were as follows:

	Three Months Ended September 30, 2018
		Balance Without
STATEMENT OF INCOME		Adoption of	Effect of
(in thousands)	As Reported	ASC 606	Change
REVENUE	$1,123,137	$1,122,571	$566
COST OF OPERATIONS	(1,012,013)	(1,011,808)	(205)
GROSS PROFIT	111,124	110,763	361
General and administrative expenses	(63,818)	(63,818)	—
INCOME FROM CONSTRUCTION OPERATIONS	47,306	46,945	361
Other income, net	1,909	1,909	—
Interest expense	(16,411)	(16,411)	—
INCOME BEFORE INCOME TAXES	32,804	32,443	361
Provision for income taxes	(7,368)	(7,303)	(65)
NET INCOME	25,436	25,140	296
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,164	4,024	140
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$21,272	$21,116	$156

	Nine Months Ended September 30, 2018
		Balance Without
STATEMENT OF INCOME		Adoption of	Effect of
(in thousands)	As Reported	ASC 606	Change
REVENUE	$3,271,378	$3,279,764	$(8,386)
COST OF OPERATIONS	(2,974,546)	(2,981,921)	7,375
GROSS PROFIT	296,832	297,843	(1,011)
General and administrative expenses	(195,636)	(195,636)	—
INCOME FROM CONSTRUCTION OPERATIONS	101,196	102,207	(1,011)
Other income, net	3,739	3,739	—
Interest expense	(47,474)	(47,474)	—
INCOME BEFORE INCOME TAXES	57,461	58,472	(1,011)
Provision for income taxes	(15,071)	(15,358)	287
NET INCOME	42,390	43,114	(724)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,359	8,379	(20)
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$34,031	$34,735	$(704)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	As of September 30, 2018
		Balance Without
BALANCE SHEET		Adoption of	Effect of
(in thousands)	As Reported	ASC 606	Change
ASSETS
Accounts receivable(a)	$1,325,465	$1,816,399	$(490,934)
Retainage receivable(a)	492,937	—	492,937
Costs and estimated earnings in excess of billings	1,085,651	1,089,452	(3,801)
Other current assets	130,023	89,875	40,148

LIABILITIES
Accounts payable(a)	$611,100	$824,530	$(213,430)
Retainage payable(a)	213,430	—	213,430
Billings in excess of costs and estimated earnings	648,287	601,913	46,374
Accrued expenses and other current liabilities	162,102	162,727	(625)
Deferred income taxes	106,636	107,835	(1,199)

EQUITY
Retained earnings	$652,276	$656,742	$(4,466)
Noncontrolling interests	(23,376)	(21,643)	(1,733)

(a)	Prior to the adoption of ASC 606, retainage receivable and payable balances were included within accounts receivable and payable, respectively.

The adoption of ASC 606 had no impact on the cash flows used in operating activities in the Company’s Condensed Consolidated Statement of Cash Flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be included with cash and cash equivalent balances in the statement of cash flows. The Company retrospectively adopted this ASU effective January 1, 2018. The adoption of this ASU resulted in an increase of net cash used in investing activities of $33.1 million for the nine months ended September 30, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASU 2016-02”). ASU 2016-02 amends the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases.  This ASU requires, among other things, the recognition of lease right-of-use assets and lease liabilities by lessees for those leases currently classified as operating leases. ASU 2016-02 allows companies to adopt the new standard by applying either a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the standard using the optional transition method. The

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Company has selected its leasing software solution and is in the process of identifying and implementing other changes to its business processes, systems and controls to support adoption of the new standard in 2019. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements but expects the adoption to result in a material increase to its assets and liabilities. The Company does not expect this ASU to have a material impact on its consolidated statements of income or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU simplifies the calculation of goodwill impairment by eliminating Step 2 of the impairment test prescribed by ASC 350, Intangibles—Goodwill and Other. Step 2 requires companies to calculate the implied fair value of their goodwill by estimating the fair value of their assets, other than goodwill, and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The calculated net fair value of the assets would then be compared to the fair value of the reporting unit to determine the implied fair value of goodwill, and to the extent that the carrying value of goodwill was less than the implied fair value, a loss would be recognized. Under ASU 2017-04, however, goodwill is impaired when the calculated fair value of a reporting unit is less than its carrying value, and the impairment charge will equal that difference (i.e., impairment will be calculated at the reporting unit level and there will be no need to estimate the fair value of individual assets and liabilities). This guidance will be effective for any goodwill impairment tests performed in fiscal years beginning after December 15, 2019; however, early adoption is permitted for tests performed on testing dates after January 1, 2017. The Company expects to early adopt this ASU in the fourth quarter of 2018 and does not expect its adoption to have a material impact on its consolidated financial statements.

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

Due to the nature of the work required to be performed on many of the Company’s performance obligations, estimating total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, including the impact of change orders, claims, contract disputes and the achievement of contractual performance criteria, and award or other incentive fees are made during the contract performance period. The Company estimates variable consideration at the most likely amount it expects to receive. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management.

Disaggregation of Revenue

The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
(in thousands)	2018	2018
Civil segment revenue by end market:
Mass transit	$177,619	$485,841
Bridges	128,240	311,979
Highways	46,553	129,619
Tunneling	33,377	66,009
Other	45,699	103,627
Total Civil segment revenue	$431,488	$1,097,075

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
(in thousands)	2018	2018
Building segment revenue by end market:
Health care facilities	$127,219	$320,416
Commercial and industrial facilities	57,505	290,571
Hospitality and gaming	65,744	226,999
Municipal and government	67,003	187,984
Mixed use	40,758	121,348
Education facilities	43,405	108,763
Other	53,858	136,631
Total Building segment revenue	$455,492	$1,392,712

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
(in thousands)	2018	2018
Specialty Contractors segment revenue by end market:
Mass transit	$63,457	$216,808
Mixed use	37,587	137,420
Commercial and industrial facilities	48,601	136,892
Education facilities	26,024	77,626
Transportation	17,150	73,154
Condominiums	18,254	64,104
Health care facilities	12,873	43,861
Other	12,211	31,726
Total Specialty Contractors segment revenue	$236,157	$781,591

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended September 30, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$341,067	$177,377	$99,913	$618,357
Federal agencies	26,944	52,890	12,058	91,892
Private owners	63,477	225,225	124,186	412,888
Total revenue	$431,488	$455,492	$236,157	$1,123,137

	Nine Months Ended September 30, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$894,613	$452,918	$312,541	$1,660,072
Federal agencies	67,571	149,464	45,770	262,805
Private owners	134,891	790,330	423,280	1,348,501
Total revenue	$1,097,075	$1,392,712	$781,591	$3,271,378

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

Most federal, state and local government contracts contain provisions that permit the termination of contracts, in whole or in part, for the convenience of government customers, among other reasons.

	Three Months Ended September 30, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$272,996	$91,972	$193,607	$558,575
Guaranteed maximum price	3,025	269,069	18,720	290,814
Unit price	141,917	9,938	7,939	159,794
Cost plus fee and other	13,550	84,513	15,891	113,954
Total revenue	$431,488	$455,492	$236,157	$1,123,137

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Nine Months Ended September 30, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$716,826	$267,630	$675,526	$1,659,982
Guaranteed maximum price	11,200	801,537	51,762	864,499
Unit price	332,118	29,526	21,829	383,473
Cost plus fee and other	36,931	294,019	32,474	363,424
Total revenue	$1,097,075	$1,392,712	$781,591	$3,271,378

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

Changes in Contract Estimates that Impact Revenue

Changes to the total estimated contract revenue or cost, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Net revenue recognized during the three and nine months ended September 30, 2018 related to performance obligations satisfied (or partially satisfied) in prior periods was immaterial.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts are $4.2 billion,  $2.1 billion and $1.7 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(4)     Contract Assets and Liabilities

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consist of the following:

	As of September 30,	As of January 1,
(in thousands)	2018	2018
Retainage receivable	$492,937	$535,939
Costs and estimated earnings in excess of billings:
Claims	672,858	549,849
Unapproved change orders	349,286	296,591
Other unbilled costs and profits	63,507	86,318
Total costs and estimated earnings in excess of billings	1,085,651	932,758
Capitalized contract costs	41,221	32,773
Total contract assets	$1,619,809	$1,501,470

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress towards completion.

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

Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and nine months ended September 30, 2018,  $4.0 million and $12.2 million of previously capitalized contract costs were amortized and recognized as expense on the related contracts, respectively.

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consist of the following:

	As of September 30,	As of January 1,
(in thousands)	2018	2018
Retainage payable	$213,430	$261,820
Billings in excess of costs and estimated earnings	648,287	496,654
Total contract liabilities	$861,717	$758,474

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Retainage payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payable is not remitted to subcontractors until the associated retainage receivable from customers is collected.

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and nine months ended September 30, 2018 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $251.4 million and $341.2 million, respectively.

(5)     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of September 30,	As of December 31,
(in thousands)	2018	2017
Cash and cash equivalents available for general corporate purposes	$53,927	$94,713
Joint venture cash and cash equivalents	64,331	98,155
Cash and cash equivalents	118,258	192,868
Restricted cash	3,436	4,780
Total cash, cash equivalents and restricted cash	$121,694	$197,648

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)     Earnings Per Common Share (EPS)

Basic EPS and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 8, Financial Commitments. In accordance with ASC 260, Earnings Per Share, the settlement of the principal amount of the Convertible Notes has no impact on diluted EPS because the Company has the intent and ability to settle the principal amount in cash. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share data)	2018	2017	2018	2017
Net income attributable to Tutor Perini Corporation	$21,272	$23,584	$34,031	$67,444

Weighted-average common shares outstanding, basic	50,018	49,775	49,927	49,602
Effect of dilutive restricted stock units and stock options	357	812	283	1,166
Weighted-average common shares outstanding, diluted	50,375	50,587	50,210	50,768

Net income attributable to Tutor Perini Corporation per common share:
Basic	$0.43	$0.47	$0.68	$1.36
Diluted	$0.42	$0.47	$0.68	$1.33

Anti-dilutive securities not included above	2,107	912	2,765	752

(7)     Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2018 was 22.5% and 26.2%, respectively,  and 26.4% and 34.1% for the three and nine months ended September 30, 2017, respectively. The effective tax rates for the 2018 periods reflect the reduction in the federal statutory income tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Act and were favorably impacted by the release of tax liabilities as a result of expirations of statutes of limitations and earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company, partially offset by unfavorable rate impacts of share-based compensation-related changes. The effective tax rates for the three and nine months ended September 30, 2017 were favorably impacted by the release of tax liabilities as a result of the expiration of statutes of limitations, earnings attributable to noncontrolling interests and favorable share-based compensation-related changes. The effective rates for the periods discussed above also reflect provisions for state income taxes.

(8)     Financial Commitments

Long-Term Debt

Long-term debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	As of September 30,	As of December 31,
(in thousands)	2018	2017
2017 Senior Notes	$493,319	$492,734
Convertible Notes	168,932	161,635
2017 Credit Facility	78,000	—
Equipment financing and mortgages	56,227	76,820
Other indebtedness	4,846	5,087
Total debt	801,324	736,276
Less: Current maturities	20,601	30,748
Long-term debt, net	$780,723	$705,528

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table reconciles the outstanding debt balance to the reported debt balances as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018			As of December 31, 2017
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(6,681)	$493,319	$500,000	$(7,266)	$492,734
Convertible Notes	200,000	(31,068)	168,932	200,000	(38,365)	161,635

The unamortized issuance costs related to the 2017 Credit Facility were $5.1 million and $6.2 million as of September 30, 2018 and December 31, 2017, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets.

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

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Facility, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased by 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 4.64% during the nine months ended September 30, 2018.

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

As of September 30, 2018, there was $272 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of September 30, 2018.

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock. As of September 30, 2018, the conversion provisions of the Convertible Notes have not been triggered.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,593	$25,781	$15,373
Interest on 2017 Credit Facility	2,596	2,035	6,300	3,526
Interest on Convertible Notes	1,437	1,438	4,312	4,313
Interest on 2010 Senior Notes	—	—	—	6,926
Interest on 2014 Credit Facility	—	—	—	4,455
Other interest	736	802	2,119	2,495
Cash portion of loss on extinguishment	—	—	—	1,913
Total cash interest expense	13,363	12,868	38,512	39,001

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	2,490	2,268	7,298	6,646
Amortization of debt issuance costs on 2017 Credit Facility	360	322	1,080	603
Amortization of debt issuance costs on 2017 Senior Notes	198	185	584	326
Amortization of debt issuance costs on 2014 Credit Facility	—	—	—	1,703
Amortization of discount and debt issuance costs on 2010 Senior Notes	—	—	—	308
Non-cash portion of loss on extinguishment	—	—	—	5,139
Total non-cash interest expense	3,048	2,775	8,962	14,725

Total interest expense	$16,411	$15,643	$47,474	$53,726

(a)

The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the nine months ended September 30, 2018.

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

In March 2011, the Company opened a case with the New York State Court of Claims against NYSDOT related to the LIE Project. In May 2011, NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of NYSDOT, which resulted in an amount of $0.5 million payable to the Company and formally closed out the project allowing the Company to re-file its claim. In March 2012, the Company filed its formal Verified Claim seeking $50.7 million in damages. In May 2012, NYSDOT served its answer and asserted counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to alleged violations of the disadvantaged business enterprise (“DBE”) requirements for the project. The Court subsequently ruled that NYSDOT’s counterclaims may only be asserted as a defense and offset to the Company’s claims and not as affirmative claims. In November 2014, the Appellate Division First Department affirmed the dismissal of NYSDOT’s affirmative counterclaims. In June 2018, following additional summary judgment motions, the Court granted the Company’s motion to dismiss NYSDOT’s affirmative defenses, which eliminated the use of NYSDOT’s counterclaim of $151 million as a defense to the claims of the Company. In October 2018, NYSDOT filed a notice of appeal. A trial date for the appeal has not been set.

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

In January 2010, the Bankruptcy Court approved the sale of the property to Icahn Nevada Gaming Acquisition, LLC, and this transaction closed in February 2010. As a result of a July 2010 ruling relating to certain priming liens, approximately $125 million was set aside from this sale that is available for distribution to satisfy the creditor claims based on seniority. At that time, the total estimated sustainable lien amount was approximately $350 million. The project lender filed suit against the mechanic’s lien claimants, including DMI and Fisk, alleging that certain mechanic’s liens are invalid and that all mechanic’s liens are subordinate to the lender’s claims against the property. The Nevada Supreme Court ruled in October 2012 in an advisory opinion at the request of the Bankruptcy Court that lien priorities would be determined in favor of the mechanic lien holders under Nevada law.

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

Following multiple post-trial motions, final judgment was entered in this matter on March 20, 2014. TSC was awarded total judgment in the amount of $19.7 million on its breach of contract claim, which includes an award of interest up through the date of judgment, plus attorney’s fees and costs. WPH was awarded total judgment in the amount of $3.1 million on its construction defect claims, which includes interest up through the date of judgment. WPH and its Sureties have filed a notice of appeal. TSC has filed a notice of appeal on the defect award. In July 2014, the District Court ordered WPH to post an additional supersedeas bond on appeal, in the amount of $1.7 million, in addition to the lien release bond of $22.3 million, which increases the security up to $24.0 million. In May 2017, the Nevada Supreme Court issued its ruling on the appeal by WPH and its Sureties. With only minor adjustments, the Nevada Supreme Court affirmed the District Court’s judgment, and following further proceedings in the District Court, the anticipated final recovery to the Company is estimated to exceed $20 million, including interest and recovery of certain attorneys’ fees and costs of which the Company collected more than $16 million in 2017. In December 2017 and in January 2018, the District Court issued several post-appeal orders confirming its previous rulings. Some of those matters have been appealed and are expected to be resolved in the first half of 2019. Once resolved, TSC will seek an order from the District Court seeking a remaining $4 million in interest and fees associated with the matter.

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

As of September 30, 2018, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

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

The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington (“Washington Superior Court”) seeking declaratory relief concerning contract interpretation, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi Zosen (“Hitachi”), the manufacturer of the TBM, has also joined the case as a plaintiff for costs incurred to repair the damages to the TBM. In September 2018, rulings received on pre-trial

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

motions effectively limited potential recovery under the Policy for STP, WSDOT and Hitachi. The Company intends to appeal these court orders. To the extent we are unable to recover damages under the Policy, we can still seek recovery against WSDOT and Hitachi as described in the next paragraph. Trial has been continued from October 2018 to February 2019.

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court for breach of contract alleging STP’s delays and failure to perform and declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi. Trial has been continued from April 2019 to October 2019.

As of September 30, 2018, the Company has concluded that the potential for a material adverse financial impact due to the Insurers’ denial of coverage and WSDOT’s legal actions is neither probable nor remote, and the potential loss or range of loss is not reasonably estimable. With respect to STP’s claims against the Insurers, WSDOT and Hitachi, management has included an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings recorded to date. To the extent new facts become known or the final recoveries vary from the estimate, the impact of the change will be reflected in the financial statements at that time.

(10)     Share-Based Compensation

During the second quarter of 2018, the Company adopted the Tutor Perini Corporation Omnibus Incentive Plan (the “Plan”), which effected the merger of the Company’s previous incentive compensation plans. Similar to its previous plans, the Plan provides for various types of share-based grants, including restricted and unrestricted stock units and stock options. As of September 30, 2018, there were 880,465 shares of common stock available for grant under the Company’s Plan. During the first nine months of 2018 and 2017, the Company issued the following share-based instruments: (1) restricted stock units of 614,000 and 1,055,000 with weighted-average fair values per share of $25.19 and $30.03, respectively; (2) stock options of 579,000 and 530,000 with weighted-average fair values per share of $11.45 and $13.11, respectively, and weighted-average per share exercise prices of $23.99 and $24.64, respectively. In addition, during the nine months ended September 30, 2018 and 2017, the Company issued 115,420 and 99,155 unrestricted stock units with a weighted-average fair value per share of $21.26 and $26.26, respectively.

The fair value of restricted and unrestricted stock units is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of certain performance-based awards are estimated taking into account the features of such awards. The fair value of stock options granted during the first nine months of 2018 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 5.1 years, (ii) expected volatility of 42.31%, (iii) risk-free rate of 2.57%, and (iv) no quarterly dividends.

For the three and nine months ended September 30, 2018, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $5.7 million and $17.8 million, respectively, and $5.6 million and $16.1 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the balance of unamortized share-based compensation expense was $30.9 million, which will be recognized over a weighted-average period of 2.1 years.

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

The following table sets forth the net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest cost	$883	$975	$2,649	$2,925
Expected return on plan assets	(1,077)	(1,088)	(3,231)	(3,264)
Amortization of net loss	513	456	1,539	1,368
Other	213	213	639	639
Net periodic benefit cost	$532	$556	$1,596	$1,668

The Company contributed $2.1 million and $2.0 million to its defined benefit pension plan during the nine-month periods ended September 30, 2018 and 2017, respectively, and expects to contribute an additional $0.7 million by the end of 2018.

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

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018				As of December 31, 2017
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$118,258	$—	$—	$118,258	$192,868	$—	$—	$192,868
Restricted cash(a)	3,436	—	—	3,436	4,780	—	—	4,780
Restricted investments(b)	—	53,116	—	53,116	—	—	—	—
Investments in lieu of retainage(c)	62,341	1,189	—	63,530	69,891	2,405	—	72,296
Other investments(b)	—	4,611	—	4,611	—	—	—	—
Total	$184,035	$58,916	$—	$242,951	$267,539	$2,405	$—	$269,944

(a)	Includes money market funds with original maturity dates of three months or less.
(b)

During the second quarter of 2018, the Company reclassified its restricted investments and other investments from the held-to-maturity category to the available-for-sale category as a result of a change in management’s investment strategy. At the time of the transfer, the securities had an aggregate amortized cost of $60.1 million and an immaterial aggregate unrealized loss. Restricted investments and other investments, as of September 30, 2018, consist of investments in corporate debt securities of $31.4 million and U.S. government agency securities of $26.3 million, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 Assets. As of December 31, 2017, restricted investments and other investments consisted of investments in U.S. agency securities of $26.1 million and corporate debt securities of $33.0 million. The maturities for restricted investments and other investments range from one month to five years. The amortized cost of these securities at September 30, 2018 and December 31, 2017 was not materially different from the fair value. Other investments are included in other current assets on the Condensed Consolidated Balance Sheets. As of December 31, 2017, the Company’s held-to-maturity restricted investments and other investments had an amortized cost of $59.6 million and fair value of $59.1 million.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(c)

Investments in lieu of retainage are included in retainage receivable and as of September 30, 2018 are comprised of money market funds of $62.3 million and municipal bonds of $1.2 million, the majority of which are rated A3 or better. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2017, investments in lieu of retainage consisted of money market funds of $69.9 million and municipal bonds of $2.4 million. The amortized cost of these available-for-sale securities at September 30, 2018 and December 31, 2017 was not materially different from the fair value.

The Company did not have material transfers between Levels 1 and 2 during the nine months ended September 30, 2018 or 2017.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $517.5 million and $537.5 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of the Convertible Notes was $202.4 million and $222.2 million as of September 30, 2018 and December 31, 2017, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings as of September 30, 2018 and December 31, 2017 approximates fair value.

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

As of September 30, 2018, the Company had unconsolidated VIE-related current assets and liabilities of $8.0 million and $7.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2017, the Company had unconsolidated VIE-related current assets and liabilities of $0.8 million and $0.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of September 30, 2018.

As of September 30, 2018, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $172.8 million and $47.6 million, respectively, as well as current liabilities of $320.1 million, related to the operations of its consolidated VIEs. As of December 31, 2017, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $95.5 million and $11.6 million, respectively, as well as current liabilities of $140.7 million related to the operations of its consolidated VIEs.

Below is a discussion of some of the Company’s more significant or unique VIEs.

The Company established a joint venture to construct the Purple Line Section 2 Extension project, a $1.4 billion mass-transit project in Los Angeles, California. The Company has a 75% interest in the joint venture with the remaining 25% held by O&G Industries, Inc.

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

The tax effects of the components of other comprehensive income (loss) for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$513	$(148)	$365	$456	$(187)	$269
Foreign currency translation adjustments	519	(143)	376	1,232	(506)	726
Unrealized gain (loss) in fair value of investments	(173)	44	(129)	21	(9)	12
Total other comprehensive income (loss)	859	(247)	612	1,709	(702)	1,007
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$859	$(247)	$612	$1,709	$(702)	$1,007

The tax effects of the components of other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$1,539	$(439)	$1,100	$1,368	$(562)	$806
Foreign currency translation adjustment	(2,034)	602	(1,432)	2,242	(921)	1,321
Unrealized gain (loss) in fair value of investments	(1,468)	325	(1,143)	(20)	8	(12)
Total other comprehensive income (loss)	(1,963)	488	(1,475)	3,590	(1,475)	2,115
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(1,963)	$488	$(1,475)	$3,590	$(1,475)	$2,115

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after tax) during the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30, 2018
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2018	$(38,706)	$(5,399)	$(700)	$(44,805)
Other comprehensive income (loss) before reclassifications	—	376	(145)	231
Amounts reclassified from AOCI	365	—	16	381
Total other comprehensive income (loss)	365	376	(129)	612
Balance as of September 30, 2018	$(38,341)	$(5,023)	$(829)	$(44,193)

	Nine Months Ended September 30, 2018
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2017	$(39,441)	$(3,591)	$314	$(42,718)
Other comprehensive income (loss) before reclassifications	—	(1,432)	(1,159)	(2,591)
Amounts reclassified from AOCI	1,100	—	16	1,116
Total other comprehensive income (loss)	1,100	(1,432)	(1,143)	(1,475)
Balance as of September 30, 2018	$(38,341)	$(5,023)	$(829)	$(44,193)

The changes in AOCI balance by component (after tax) for the three and nine months ended September 30, 2017 are as follows:

	Three Months Ended September 30, 2017
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2017	$(40,328)	$(4,269)	$292	$(44,305)
Other comprehensive income (loss) before reclassifications	—	726	12	738
Amounts reclassified from AOCI	269	—	—	269
Total other comprehensive income (loss)	269	726	12	1,007
Balance as of September 30, 2017	$(40,059)	$(3,543)	$304	$(43,298)

	Nine Months Ended September 30, 2017
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Loss
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2016	$(40,865)	$(4,864)	$316	$(45,413)
Other comprehensive income (loss) before reclassifications	—	1,321	(12)	1,309
Amounts reclassified from AOCI	806	—	—	806
Total other comprehensive income (loss)	806	1,321	(12)	2,115
Balance as of September 30, 2017	$(40,059)	$(3,543)	$304	$(43,298)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(15)     Business Segments

The Company offers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services: site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing, and HVAC (heating, ventilation and air conditioning). As described below, the Company’s business is conducted through three segments: Civil, Building and Specialty Contractors. These segments are determined based on how the Company’s Chairman and Chief Executive Officer (chief operating decision maker) aggregates business units when evaluating performance and allocating resources.

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

The Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment provides the Company with unique strengths and capabilities that allow the Company to position itself as a full-service contractor with greater control over scheduled work, project delivery, and cost and risk management.

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2018 and 2017:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended September 30, 2018
Total revenue	$479,581	$457,304	$236,157	$1,173,042	$—		$1,173,042
Elimination of intersegment revenue	(48,093)	(1,812)	—	(49,905)	—		(49,905)
Revenue from external customers	$431,488	$455,492	$236,157	$1,123,137	$—		$1,123,137
Income (loss) from construction operations	$41,282	$8,853	$11,561	$61,696	$(14,390)	(a)	$47,306
Capital expenditures	$15,364	$277	$70	$15,711	$397		$16,108
Depreciation and amortization(b)	$8,031	$488	$1,081	$9,600	$2,817		$12,417

Three Months Ended September 30, 2017
Total revenue	$458,487	$500,420	$310,137	$1,269,044	$—		$1,269,044
Elimination of intersegment revenue	(62,667)	(6,872)	—	(69,539)	—		(69,539)
Revenue from external customers	$395,820	$493,548	$310,137	$1,199,505	$—		$1,199,505
Income (loss) from construction operations	$38,144	$14,058	$14,575	$66,777	$(17,705)	(a)	$49,072
Capital expenditures	$1,248	$36	$81	$1,365	$164		$1,529
Depreciation and amortization(b)	$5,213	$502	$1,166	$6,881	$2,824		$9,705

(a)	Consists primarily of corporate general and administrative expenses.
(b)	Depreciation and amortization is included in income from construction operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Nine Months Ended September 30, 2018
Total revenue	$1,266,595	$1,395,896	$781,591	$3,444,082	$—		$3,444,082
Elimination of intersegment revenue	(169,520)	(3,184)	—	(172,704)	—		(172,704)
Revenue from external customers	$1,097,075	$1,392,712	$781,591	$3,271,378	$—		$3,271,378
Income (loss) from construction operations(a)	$93,560	$27,814	$26,250	$147,624	$(46,428)	(b)	$101,196
Capital expenditures	$61,912	$1,147	$704	$63,763	$648		$64,411
Depreciation and amortization(c)	$20,356	$1,458	$3,299	$25,113	$8,468		$33,581

Nine Months Ended September 30, 2017
Total revenue	$1,363,850	$1,520,356	$907,690	$3,791,896	$—		$3,791,896
Elimination of intersegment revenue	(190,873)	(36,883)	—	(227,756)	—		(227,756)
Revenue from external customers	$1,172,977	$1,483,473	$907,690	$3,564,140	$—		$3,564,140
Income (loss) from construction operations	$128,176	$25,035	$15,330	$168,541	$(48,407)	(b)	$120,134
Capital expenditures	$8,665	$184	$374	$9,223	$489		$9,712
Depreciation and amortization(c)	$26,767	$1,533	$3,551	$31,851	$8,612		$40,463

(a)

During the nine months ended September 30, 2018, the Company recorded a charge of $17.8 million in income from construction operations (an after-tax impact of $12.8 million, or $0.25 per diluted share), which was primarily non-cash, as a result of the unexpected outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013.

(b)	Consists primarily of corporate general and administrative expenses.
(c)	Depreciation and amortization is included in income from construction operations.

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Income from construction operations	$47,306	$49,072	$101,196	$120,134
Other income, net	1,909	967	3,739	42,373
Interest expense	(16,411)	(15,643)	(47,474)	(53,726)
Income before income taxes	$32,804	$34,396	$57,461	$108,781

Total assets by segment are as follows:

	As of	As of
(in thousands)	September 30, 2018	December 31, 2017
Civil	$2,597,653	$2,452,108
Building	936,365	909,207
Specialty Contractors	760,017	767,807
Corporate and other(a)	131,133	135,001
Total assets	$4,425,168	$4,264,123

(a)	Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)      Related Party Transactions

Raymond R. Oneglia, Vice Chairman of O&G Industries, Inc. (“O&G”), is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. Currently, the Company has a 75% interest in a joint venture with O&G (as the 25% interest holder) to construct the Purple Line Section 2 Extension project in Los Angeles, California. O&G may provide equipment and services to these joint ventures on customary trade terms; there were no material payments made by the joint venture to O&G during the three and nine months ended September 30, 2018 and 2017.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position as of September 30, 2018 and the results of our operations for the three and nine months ended September 30, 2018 and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes contained herein as well as the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•	Impairment of our goodwill or other indefinite-lived intangible assets;
•	Failure to meet our obligations under our debt agreements;
•	Inability to retain key members of our management, to hire and retain personnel required to complete projects or implement succession plans for key officers;
•	The impact of inclement weather conditions on projects;
•	Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;
•	Decreases in the level of government spending for infrastructure and other public projects;
•	Possible systems and information technology interruptions;
•	Failure to comply with laws and regulations related to government contracts;
•	Conversion of our outstanding Convertible Notes that could dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock;
•	Potential dilutive impact of our Convertible Notes in our diluted earnings per share calculation; and
•

Economic, political and other risks, including civil unrest, security issues, labor conditions, corruption and other unforeseeable events in countries where we do business, resulting in unanticipated losses.

Executive Overview

Consolidated revenue for the three and nine months ended September 30, 2018 was $1.1 billion and $3.3 billion compared to $1.2 billion and $3.6 billion, respectively, for the same periods in 2017. The decrease for both current-year periods was because revenue generated from project execution activities for new projects starting up did not fully offset reduced revenue from projects that have completed or are nearing completion. The primary driver for the revenue decline in both periods was the second quarter 2018 completion of a large technology project in California.

Income from construction operations for the three and nine months ended September 30, 2018 was $47.3 million and $101.2 million, respectively, compared to $49.1 million and $120.1 million for the same periods in 2017. For the three months ended September 30, 2018, the decrease was primarily due to the overall volume reduction. For the nine-month period, the decrease was primarily due to reduced contributions from lower volume on the technology project mentioned above, lower contributions from a tunnel project in Washington that is nearing completion and the impact of delays on a mass-transit project in California. The nine-month period also included a pre-tax charge in the first quarter of 2018 totaling $17.8 million, which was attributable to the unexpected outcome of an arbitration decision on a completed Civil segment project in New York. This charge was partially offset by the absence of prior-year unfavorable adjustments totaling $13.1 million in the Specialty Contractors segment, none of which were individually material.

The effective tax rate for the three and nine months ended September 30, 2018 was 22.5% and 26.2% respectively, compared to 26.4% and 34.1% for the three and nine months ended September 30, 2017. The decreases in the 2018 rates were primarily due to the reduction in the federal statutory income tax rate effective January 1, 2018. See Corporate, Tax and Other Matters below for a detailed discussion of the changes in the effective tax rate.

Earnings per diluted share (“diluted EPS”) for the three and nine months ended September 30, 2018 were $0.42 and $0.68, respectively, compared to $0.47 and $1.33 for three and nine months ended September 30, 2017. The primary drivers for the lower diluted EPS in the current-year periods were the factors discussed above that resulted in reduced income from construction operations, partially offset by the lower effective tax rate in 2018. The prior year nine-month period was also favorably impacted by a gain associated with a $37.0 million cash settlement ($0.43 of diluted EPS) received during the second quarter for litigation related to the Company’s purchase of auction-rate securities nearly a decade earlier.

Consolidated new awards for the three and nine months ended September 30, 2018 were $0.9 billion and $4.5 billion, respectively, compared to $1.1 billion and $4.8 billion for the same periods in 2017. The Building segment was the largest contributor to the new award activity in the third quarter of 2018, and the Building and Civil segments were both major contributors to the new award activity during the first nine months of 2018.

Consolidated backlog as of September 30, 2018 was $8.5 billion, an increase of 17%, compared to $7.3 billion at December 31, 2017. The significant backlog growth experienced since the end of 2017 was attributable to a large volume of new Building and Civil segment awards, including the $1.4 billion Newark Liberty International Airport Terminal One project in New Jersey, the $410 million Purple Line Extension Section 3 Tunneling project in California and a $215 million office building project, also in California. As of September 30, 2018, the mix of backlog by segment was approximately 55% for Civil, 25% for Building and 20% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2017 to September 30, 2018:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2017	Awards(a)	Recognized	September 30, 2018(b)
Civil	$4,118.2	$1,630.5	$(1,097.1)	$4,651.6
Building	1,701.4	1,814.1	(1,392.7)	2,122.8
Specialty Contractors	1,463.8	1,059.6	(781.6)	1,741.8
Total	$7,283.4	$4,504.2	$(3,271.4)	$8,516.2

(a)	New awards consist of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(b)

Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 3 of the Notes to the Condensed Consolidated Financial Statements. Backlog includes awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place).

The outlook for the Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, although the pace of growth could be moderated by project delays or the timing of project ramp-up activities. We anticipate that additional significant new awards may benefit these segments based on long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments. Voters in numerous states approved dozens of long-term transportation funding measures in recent elections totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. In addition, the Trump Administration has proposed a significant infrastructure investment program. Furthermore, several large, long-duration civil infrastructure programs with which we are already involved are progressing, such as California’s High-Speed Rail system and New York City’s East Side Access project. Planning and permitting activities continue on Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which is expected to eventually bring new rail tunnels beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, favorable interest rates and capital costs are anticipated to sustain strong demand and continued spending by public and private customers on infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see Results of Segment Operations,  Corporate, Tax and Other Matters and Liquidity and Capital Resources below.

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Revenue	$431.5	$395.8	$1,097.1	$1,173.0
Income from construction operations	41.3	38.1	93.6	128.2

Revenue for the three months ended September 30, 2018 increased 9% compared to the same period in 2017. For the nine months ended September 30, 2018, revenue decreased 6% compared to the same period in 2017. The growth for the third quarter was principally due to increased project execution activities related to a new joint venture tunnel project in British Columbia and a new airport terminal project in New Jersey, partially offset by reduced activity on a bridge project in New York that is nearing completion. For the nine-month period, the decrease was principally driven by reduced project activities on certain mass-transit projects in California.

Income from construction operations increased 8% for the third quarter and decreased 27% for the nine months ended September 30, 2018 compared to the same periods in 2017. The increase for the third quarter was primarily due to the factors mentioned above that drove the changes in revenue. For the nine-month period, the decrease was due to lower contributions from the aforementioned mass-transit projects and the $17.8 million charge in the first quarter of 2018 discussed above in the Executive Overview.

Operating margin was 9.6% and 8.5%, respectively, for the three and nine months ended September 30, 2018 compared to 9.6% and 10.9% for the same periods in 2017. The margin decrease for the nine-month period was primarily attributable to the factors mentioned above that drove the changes in revenue and income from construction operations.

New awards in the Civil segment totaled $346 million and $1.6 billion for the three and nine months ended September 30, 2018 compared to $463 million and $2.8 billion, respectively, for the same periods in 2017. New awards in the third quarter of 2018 included a $121 million water tunnel project in California and an $82 million aircraft maintenance facility and hangar project in Guam.

Backlog for the Civil segment was $4.7 billion as of September 30, 2018,  up 8% compared to $4.3 billion as of September 30, 2017. The segment continues to experience strong demand reflected in a large pipeline of prospective projects and substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects. The segment, however, continues to face considerable competition, including occasional aggressive bids from competitors.

Building Segment

Revenue and income from construction operations for the Building segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Revenue	$455.5	$493.5	$1,392.7	$1,483.5
Income from construction operations	8.9	14.1	27.8	25.0

Revenue for the three and nine months ended September 30, 2018 decreased 8% and 6%, respectively, compared to the same periods in 2017. The decrease for both periods was primarily due to a net reduction in project execution activities on projects in California, with the biggest contributor being a large technology project that was completed in the second quarter of 2018.

Income from construction operations for the three and nine months ended September 30, 2018 decreased 37% and increased 11%, respectively, compared to the same periods in 2017. The decrease for the three-month period was primarily driven by the current year completion of the aforementioned large technology project in California, which contributed greater project profit in the prior-year third quarter than it did during current-quarter closeout activities. In comparing the nine-month periods, the increase was largely due to contributions from certain projects in Texas, New Jersey and California, which more than offset reduced contributions from the completed technology project.

Operating margin was 1.9% and 2.0% for the three and nine months ended September 30, 2018, respectively, compared to 2.8% and 1.7% for the same periods in 2017. The margin changes for both periods were mostly attributable to the above-mentioned factors that drove the changes in income from construction operations.

New awards in the Building segment totaled $493 million and $1.8 billion for the three and nine months ended September 30, 2018, respectively, compared to $284 million and $1.1 billion for the same periods in 2017. New awards in the third quarter of 2018 included incremental funding of $78 million and $53 million, respectively, for a health care project and a technology office project, both in California, a $68 million industrial revitalization project in Mississippi and a $43 million airport terminal facility expansion project in Florida.

Backlog for the Building segment was $2.1 billion as of September 30, 2018, up 33% compared to $1.6 billion as of September 30, 2017. The backlog growth was primarily due to the award of the Newark Airport Terminal One project in the first quarter of 2018. The Building segment continues to have a large volume of prospective projects, some of which have already been bid and are expected to be selected and awarded by customers in 2018. Elevated demand is expected to continue due to ongoing customer spending supported by a still favorable interest rate environment. The Building segment is well-positioned to capture its share of prospective projects based on its strong customer relationships and long-term reputation for excellence in delivering high-quality projects on time and within budget.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Revenue	$236.2	$310.1	$781.6	$907.7
Income (loss) from construction operations	11.6	14.6	26.3	15.3

Revenue for the three and nine months ended September 30, 2018 decreased 24% and 14%, respectively, compared to the same periods in 2017. The decrease for both periods was primarily due to reduced project execution activities on various electrical projects in New York. A mass-transit project in California also contributed to the revenue declines for both periods.

Income from construction operations decreased 21% in the third quarter of 2018 and increased 72% for the nine months ended September 30, 2018 compared to the prior-year periods. The decrease for the third quarter of 2018 was primarily due to the overall volume reduction. Results for the nine-month period of 2018 reflected decreased volume, as well as the absence of prior-year unfavorable adjustments on certain mechanical projects in New York totaling $13.1 million in the aggregate, none of which were individually material.

Operating margin was 4.9% and 3.4% for the three and nine months ended September 30, 2018, respectively, compared to 4.7% and 1.7% for the same periods in 2017. The margin changes for both periods were largely attributable to the aforementioned reasons that caused the changes in income from construction operations.

New awards in the Specialty Contractors segment totaled $110 million and $1.1 billion for the three and nine months ended September 30, 2018 compared to $394 million and $929 million, respectively, for the three and nine months ended September 30, 2017. New awards in the third quarter of 2018 included approximately $58 million for various electrical projects in Florida, Texas and Louisiana.

Backlog for the Specialty Contractors segment was $1.7 billion as of September 30, 2018, up 9% compared to $1.6 billion as of September 30, 2017. The Specialty Contractors segment continues to have a substantial volume of prospective projects with demand increasing because of strong public and private sector spending on civil and building projects. The Specialty Contractors segment is increasingly focused on servicing the Company’s growing backlog of large Civil and Building segment projects, but remains well-positioned to capture its share of projects for other contractors and government agencies, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $15.0 million and $46.9 million during the three and nine months ended September 30, 2018 compared to $17.7 million and $48.4 million during the three and nine months ended September 30, 2017. The decrease for the three-month period was primarily due to lower compensation-related expenses.

Other Income, Net, Interest Expense and Income Tax Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Other income, net	$1.9	$1.0	$3.7	$42.4
Interest expense	(16.4)	(15.6)	(47.5)	(53.7)
Provision for income taxes	(7.4)	(9.1)	(15.1)	(37.1)

Other income, net decreased $38.7 million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily because the prior-year period included a $37.0 million gain associated with a cash settlement received during the second quarter of 2017 for litigation related to the Company’s purchase of auction-rate securities nearly a decade earlier.

Interest expense decreased $6.2 million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to extinguishment costs recorded in the second quarter of 2017 related to our April 2017 debt restructuring transactions.

The Company’s effective income tax rate for the three and nine months ended September 30, 2018 was 22.5% and  26.2%, respectively, compared to 26.4% and 34.1% for the three and nine months ended September 30, 2017. The effective tax rates for the 2018 periods were favorably impacted by the reduction in the federal statutory income tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Cut and Jobs Act of 2017. The effective tax rates for the three and nine months ended September 30, 2018 and 2017 were favorably impacted by the release of tax liabilities as a result of the expiration of statutes of limitations, with a larger benefit recognized in the 2017 periods. For a further discussion of income taxes, refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $350 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $272 million and cash position, is sufficient to fund any working capital needs for the next 12 months.

Cash and Working Capital

Cash and cash equivalents were $118.3 million as of September 30, 2018 compared to $192.9 million as of December 31, 2017. Cash immediately available for general corporate purposes was $53.9 million and $94.7 million as of September 30, 2018 and December 31, 2017, respectively, with the remainder being our proportionate share of cash held by our unconsolidated joint ventures and also amounts held by our consolidated joint ventures, which in both cases were available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $56.6 million as of September 30, 2018 compared to $57.8 million as of December 31, 2017.

During the nine months ended September 30, 2018, net cash used in operating activities was  $34.8 million (net cash generated by operating activities in the third quarter totaled $27.6 million) due primarily to investments in project working capital that exceeded cash generated from earnings sources. The change in working capital primarily reflects increases in costs and estimated earnings in excess of billings and accounts receivable, as well as decreases in accounts payable and retainage payable due to the timing of payments to vendors and subcontractors, partially offset by an increase in billings in excess of cost and estimated earnings and a decrease in retainage receivable. For the nine months ended September 30, 2017, net cash provided by operating activities was $1.9 million due primarily to cash generated from earnings sources, mostly offset by increased investment in project working capital.

The $36.7 million change resulting from the comparison of cash used in operating activities for the nine months ended September 30, 2018 with the cash flow for the nine months ended September 30, 2017 primarily reflects a decrease in earnings sources (the comparable period in 2017 included the gain from the $37.0 million cash settlement of the litigation discussed above), while the changes in project working capital were relatively consistent during the periods.

During the first nine months of 2018, we used $58.5 million of cash for investing activities due primarily to the acquisition of property and equipment for projects, compared to the use of cash of $56.9 million for the same period in 2017, primarily resulting from investments in securities and the acquisition of property and equipment for projects.

For the first nine months of 2018, net cash provided by financing activities was $17.3 million, which was primarily due to increased net borrowings of $57.4 million, partially offset by $22.5 million of cash distributions to noncontrolling interests and a $16.0 million earn-out payment related to a 2011 acquisition. Net cash provided by financing activities for the comparable period in 2017 was $97.7 million, which was primarily due to increased net borrowings, partially offset by debt issuance and extinguishment costs related to the debt restructuring transactions in April 2017 and tax payments related to the net settlement of share-based compensation.

At September 30, 2018, we had working capital of $1.6 billion, a ratio of current assets to current liabilities of 1.94 and a ratio of debt to equity of 0.46, compared to working capital of $1.5 billion, a ratio of current assets to current liabilities of 1.94 and a ratio of debt to equity of 0.43 at December 31, 2017.

Debt

Summarized below are the key terms of the 2017 Credit Facility as of September 30, 2018. For additional information regarding our outstanding debt, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended September 30, 2018
	Actual	Required
Fixed charge coverage ratio	2.68 to 1.00	> or = 1.25 : 1.00
Leverage ratio	3.24 to 1.00	< or = 3.50 : 1.00

As of September 30, 2018, we were in compliance and expect to continue to be in compliance with the covenants under the 2017 Credit Facility.

Contractual Obligations

There have been no material changes in our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

None.

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

The Company tests goodwill for impairment annually for each reporting unit as of October 1st, and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. We determined that no triggering events occurred or circumstances changed since the date of our last annual test that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. Accordingly, an interim impairment test since the date of our last annual impairment test was not required; however, circumstances such as a sustained decline in our stock price and market capitalization or other factors could result in an impairment charge in the future. We will continue to monitor such factors as we perform our annual impairment test during the fourth quarter.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits	Description
10.1	Employment Offer Letter, dated June 12, 2018, by and between Tutor Perini Corporation and Wendy A. Hallgren.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation

Dated: November 7, 2018	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer