Form 10-K
period 2018-12-31
TUTOR PERINI CORP
filed 2019-02-27
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal year ended December 31, 2018.

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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $725,059,982 as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 21, 2019 was 50,103,445.

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TUTOR PERINI CORPORATION

2018 ANNUAL REPORT ON FORM 10-K

PART I.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future and statements regarding future guidance or estimates and non-historical performance. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties are listed and discussed in Item 1A. Risk Factors, below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work; concrete forming and placement; steel erection; electrical, mechanical, plumbing, heating, ventilation and air conditioning (HVAC), and fire protection. During 2018, we performed work on approximately 1,400 construction projects.

In 2018, ENR ranked Tutor Perini as the tenth largest domestic contractor. We are recognized as one of the leading civil contractors in the United States, as evidenced by our performance on several of the country’s largest mass-transit and transportation projects, such as Newark Liberty International Airport Terminal One (“Newark Airport Terminal One”), the East Side Access project in New York City, the California High-Speed Rail System, the Alaskan Way Viaduct Replacement (SR 99) project in Seattle, major portions of the Red Line and Purple Line segments of the Los Angeles subway system, and the San Francisco Central Subway extension to Chinatown. We are also recognized as one of the leading building contractors in the United States, as evidenced by our performance on several of the country’s largest building development projects, including CityCenter and the Cosmopolitan Resort and Casino in Las Vegas and Hudson Yards in New York City.

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

The Civil segment is comprised of the Company’s legacy heavy civil construction operations (civil operations of our predecessors, Tutor-Saliba, its subsidiary Black Construction, and Perini Corporation), as well as our acquired companies, Frontier-Kemper, Lunda Construction and Becho. The Company’s legacy heavy civil units operate primarily on the West and East Coasts of the United States and are engaged in a variety of large mass-transit, transportation, bridge and highway projects. Frontier-Kemper is a heavy civil contractor engaged in the construction of tunnels for highways, railroads, subways and rapid transit systems; the construction of shafts and other facilities for water supply, wastewater transport and hydroelectric projects; and the development and equipping of mines with innovative hoisting, elevator and vertical conveyance systems. Lunda Construction is a heavy civil contractor specializing in the construction, rehabilitation and maintenance of bridges, railroads and other civil structures throughout the United States. Becho is engaged in drilling, foundation and excavation support for shoring, bridges, piers, roads and highway projects, primarily in the southwestern United States. We believe that the Company has benefitted from these acquisitions by an expanded geographic presence, enhanced civil construction capabilities and the addition of experienced management with proven, successful track records.

Our Civil segment’s customers primarily award contracts through one of two methods: the traditional public “competitive bid” method, in which price is the major determining factor, or through a request for proposal, where contracts are awarded based on a combination of technical qualifications, proposed project team, schedule, past performance on similar projects and price.

Traditionally, our Civil segment’s customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. Our financial strength and outstanding record of performance on challenging civil works projects often enable us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest, most complex infrastructure projects and on prestigious design-build, DBOM (design-build-operate-maintain) and P3 (public-private partnership) projects.

In its 2018 rankings, ENR ranked us as the nation’s second largest contractor in the transportation market and third largest domestic heavy contractor.

We believe the Civil segment provides us with significant opportunities for growth due to the age and condition of existing infrastructure coupled with large government funding sources dedicated to the replacement and reconstruction of aging U.S. infrastructure. In addition, infrastructure improvement programs frequently enjoy popular, bipartisan support from the public and elected officials. Funding for major civil infrastructure projects is typically provided through a combination of one or more of the following: local, regional, state and federal loans and grants; other direct allocations sourced through tax revenue; bonds; user fees; and, for certain projects, private capital.

We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed, or are currently working on, some of the most significant civil construction projects in the United States. For example, we are currently working on Newark Airport Terminal One, various portions of the East Side Access project in New York City, the first phase of the California High-Speed Rail project, the Purple Line Segments 2 and 3 expansion projects in Los Angeles, and the San Francisco Central Subway extension to Chinatown. We have also completed major projects such as the Alaskan Way Viaduct Replacement (SR 99) in Seattle; the platform over the eastern rail yard at Hudson Yards in New York City; the rehabilitation of the Verrazano-Narrows Bridge in New York; and multiple runway reconstruction projects, including the John F. Kennedy International Airport in New York, Los Angeles International Airport, and Fort Lauderdale-Hollywood International Airport.

Building Segment

Our Building segment has significant experience providing services to a number of specialized building markets for private and public works customers, including hospitality and gaming, transportation, health care, commercial offices, government facilities, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and high-tech. We believe the success of the Building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs, and advanced mechanical, electrical and life safety systems, while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve a leading position in the marketplace.

In its 2018 rankings, ENR ranked us as the 11th largest domestic building contractor. We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end resorts and casinos. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion could result in significant loss of revenue for the customer.

The Building segment is comprised of several operating units that provide general contracting, design-build, preconstruction and construction services in various regions of the United States. Tutor Perini Building Corp. focuses on large, complex building projects nationwide, including significant projects in the hospitality and gaming, commercial office, education, government facilities, and multi-unit residential markets. Rudolph and Sletten focuses on large, complex projects in California in the health care, commercial office, technology, industrial, education, and government facilities markets. Roy Anderson Corp. provides general contracting services, including major disaster response support, to public and private customers primarily throughout the southeastern United States. Perini Management Services provides diversified construction and design-build services internationally to U.S. government agencies, as well as to surety companies and multi-national corporations.

We have recently completed, or are currently working on, large private and public building projects across a wide array of building end markets, including commercial offices, multi-unit residential, health care, hospitality and gaming, transportation, education and entertainment. Specific projects include Newark Airport Terminal One in Newark, New Jersey; two large corporate office buildings in northern California for different confidential technology customers; a commercial office tower at 10 Hudson Yards and a multi-unit residential tower at 15 Hudson Yards in New York City; the Washington Hospital expansion in Fremont, California; the Graton Rancheria Resort and Casino in Rohnert Park, California; the Pechanga Resort and Casino expansion in Temecula, California; the Maryland Live! Casino expansion in Hanover, Maryland; Kaiser Hospital Buildings in San Leandro and Redwood City, California; and courthouses in San Bernardino and San Diego, California and Broward County, Florida. As a result of our reputation and track record, we were previously awarded and completed contracts for several marquee projects in the hospitality and gaming market, including the Resorts World New York Casino in Jamaica, New York, as well as CityCenter, the Cosmopolitan Resort and Casino, the Wynn Encore Hotel, Trump International Hotel and Tower, Paris Las Vegas and Planet Hollywood in Las Vegas. These projects span a wide array of building end markets and illustrate our Building segment’s résumé of successfully completed large-scale public and private projects.

Specialty Contractors Segment

Our Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment provides unique strengths and capabilities that position us as a full-service contractor with greater control over project bids and costs, scheduled work, project delivery and risk management. The majority of work performed by the Specialty Contractors segment is contracted directly with state and local municipal agencies, real estate developers, school districts and other commercial and industrial customers. A growing portion of its work is expected to be performed for our Civil and Building segments in future years.

The Specialty Contractors segment is comprised of several operating units that provide unique services in various regions of the United States. Five Star Electric has established itself as an industry leader and is one of the largest electrical contractors in New York City. Five Star Electric provides construction services in the electrical sector, including power, lighting, fire alarm, security, telecommunications, low voltage and wireless systems to both the public and private sectors. These services are provided across end markets that include multi-unit residential, hotels, commercial offices, industrial, mass transit, education, retail, sports and entertainment, health care and water treatment. Fisk Electric (“Fisk”) covers many of the major commercial, transportation and industrial electrical construction markets in California and the southern United States, with the ability to cover other attractive markets nationwide. Fisk’s expertise is in technology design and the development of electrical and technology systems for major projects spanning a broad variety of project types, including commercial office buildings, sports arenas, hospitals, research laboratories, hotels and casinos, convention centers, manufacturing plants, refineries, and water and wastewater treatment facilities. WDF, Nagelbush and Desert Mechanical each provide mechanical, plumbing, HVAC and fire protection services to a range of customers in a wide variety of markets, including transportation, commercial/industrial, schools and universities and residential. WDF is one of the largest mechanical contractors servicing the New York City metropolitan region. Nagelbush operates primarily in Florida and Desert Mechanical operates primarily in the western United States. Superior Gunite specializes in pneumatically placed structural concrete utilized in infrastructure projects nationwide, such as bridges, dams, tunnels and retaining walls.

In its 2018 rankings, ENR ranked us as the fifth largest electrical contractor1, 14th largest mechanical contractor1 and 14th largest specialty contractor1 in the United States. Through Five Star Electric and WDF, collectively, we are also the largest specialty contractor in the New York City metropolitan area.

1 This ranking represents the collective revenue of the Company’s specialty contracting subsidiaries as reported to ENR.

Our Specialty Contractors business units have completed, or are currently working on, various portions of the East Side Access project in New York City, various projects at the World Trade Center and at Hudson Yards in New York City, and electrical work for the new hospital at the University of Texas Southwestern Medical Center in Dallas. The Specialty Contractors segment has also supported, or is currently supporting, several large projects in our Civil and Building segments, including the Alaskan Way Viaduct Replacement (SR 99) project in Seattle; the San Francisco Central Subway extension to Chinatown; the Purple Line Segment 2 expansion project in Los Angeles; Newark Airport Terminal One in Newark, New Jersey; McCarran International Airport Terminal 3 in Las Vegas; and several marquee projects in the hospitality and gaming market, including CityCenter, the Cosmopolitan Resort and Casino, and the Wynn Encore Hotel in Las Vegas.

Backlog

Backlog in our industry is a measure of the total value of work that is remaining to be performed on projects that have been awarded. We include a construction project in our backlog when a contract is awarded or when we have otherwise received written definitive notice that the project has been awarded to us and there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place). As a result, we believe our backlog is firm, and although cancellations or scope adjustments may occur, historically they have not been material. We estimate that approximately $4 billion, or 45%, of our backlog as of December 31, 2018 will be recognized as revenue in 2019. Our backlog by segment, end market and customer type is presented in the following tables:

	As of December 31,
(in thousands)	2018		2017
Backlog by business segment:
Civil	$5,141,863	55%	$4,118,243	57%
Building	2,333,127	25%	1,701,378	23%
Specialty Contractors	1,821,701	20%	1,463,813	20%
Total backlog	$9,296,691	100%	$7,283,434	100%

	As of December 31,
(in thousands)	2018		2017
Civil segment backlog by end market:
Mass transit	$3,710,354	72%	$2,565,066	63%
Bridges	513,839	10%	617,084	15%
Highways	348,589	7%	471,706	11%
Tunneling	168,113	3%	266,727	6%
Other	400,968	8%	197,660	5%
Total Civil segment backlog	$5,141,863	100%	$4,118,243	100%

	As of December 31,
(in thousands)	2018		2017
Building segment backlog by end market:
Mass transit	$678,371	29%	$5,923	—%
Commercial and industrial facilities	518,880	22%	353,387	21%
Municipal and government	499,288	21%	332,073	20%
Health care facilities	280,354	12%	377,768	22%
Education facilities	177,402	8%	105,585	6%
Mixed use	61,746	3%	162,291	10%
Hospitality and gaming	26,866	1%	229,220	13%
Other	90,220	4%	135,131	8%
Total Building segment backlog	$2,333,127	100%	$1,701,378	100%

	As of December 31,
(in thousands)	2018		2017
Specialty Contractors segment backlog by end market:
Mass transit	$1,132,158	62%	$780,457	53%
Multi-unit residential	278,602	15%	85,339	6%
Commercial and industrial facilities	100,163	6%	127,964	9%
Education facilities	95,360	5%	96,533	7%
Mixed use	60,159	3%	128,669	9%
Transportation	44,178	2%	68,990	5%
Health care facilities	25,296	1%	66,537	5%
Other	85,785	6%	109,324	6%
Total Specialty Contractors segment backlog	$1,821,701	100%	$1,463,813	100%

	As of December 31,
	2018	2017
Backlog by customer type:
State and local agencies	72%	66%
Federal agencies	8%	8%
Private owners	20%	26%
Total backlog	100%	100%

Fixed price contracts are expected to continue to represent a sizeable percentage of total backlog. Fixed price contracts as a percentage of total backlog grew in 2018 compared to 2017. The composition of backlog by type of contract for 2018 and 2017 is as follows:

	As of December 31,
	2018	2017
Backlog by contract type:
Fixed price	80%	67%
Guaranteed maximum price	5%	12%
Unit price	8%	13%
Cost plus fee and other	7%	8%
Total backlog	100%	100%

For additional information on customer types and contract types, see Note 3 of the Notes to Consolidated Financial Statements.

Competition

While the construction markets include numerous competitors, especially for small to mid-sized projects, much of the work that we target is for larger, more complex projects where there are typically fewer active market participants due to the greater capabilities and resources required to perform the work. In addition to domestic competitors, we have seen certain foreign competitors attempting to grow their presence in the United States over the past several years, particularly through the pursuit of large civil projects. More recently, however, the number of these foreign competitors appears to be diminishing for many of the larger U.S. projects. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record, schedule control, risk management and quality of work are key factors customers consider when awarding contracts.

In our Civil segment, we compete principally with large civil construction firms, including (alphabetically) Dragados USA; Fluor Corporation; Granite Construction; Kiewit Corporation; Skanska USA; Traylor Bros., Inc.; and The Walsh Group. In our Building segment, we compete with a variety of national and regional contractors, including (alphabetically) AECOM (through its acquisitions of Tishman Construction and Hunt Construction Group); Balfour Beatty Construction; Clark Construction Group; DPR Construction; Gilbane, Inc.; Hensel Phelps Construction Co.; McCarthy Building Companies, Inc.; Skanska USA; Suffolk Construction; and Turner Construction Company. In our Specialty Contractors segment, we compete principally with various regional and local electrical, mechanical and plumbing subcontractors.

Construction Costs

If prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. In our fixed price contracts, we attempt to insulate ourselves from the unfavorable effects of inflation, when possible, by incorporating escalating wage and price assumptions into our construction cost estimates, by obtaining firm fixed price quotes from major subcontractors and material suppliers, and by entering into purchase commitments for materials early in the project schedule. Construction and other materials used in our construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Labor resources for our domestic projects are largely obtained through various labor unions. We have not experienced significant labor shortages in recent years, nor do we expect to in the near future, although a significant, rapid growth in our backlog may lead to situations in which labor resources become constrained. We employ expatriate and local labor in selected overseas areas.

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

Insurance and Bonding

All of our properties and equipment, as well as those of our joint ventures, are covered by insurance in amounts that we believe are consistent with our risk of loss and industry practice. Our wholly owned subsidiary, PCR Insurance Company, issues policies for default insurance for our subcontractors, auto liability, general liability and workers’ compensation insurance, allowing us to centralize our claims and risk management functions to reduce our insurance-related costs.

As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security for our performance. We also require many of our higher-risk subcontractors to provide surety bonds as security for payment of subcontractors and suppliers and to guarantee their performance. As an alternative to traditional surety bonds, we also have purchased subcontractor default insurance for certain construction projects to insure against the risk of subcontractor default.

Employees

The number of our employees varies based on the number of active projects, the type and magnitude of those projects, as well as our position within the lifecycle of those projects. Our total number of employees as of December 31, 2018 was approximately 8,200.

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

Financial information about geographic areas is discussed in Note 14 to the Consolidated Financial Statements under the heading “Geographic Information.”

Available Information

Our investor website address is http://investors.tutorperini.com. In the “Financial Reports” portion of our investor website, under the subsection “SEC Filings,” you may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K, proxy statements, and all amendments to those reports, as well as reports under Section 16 of the Exchange Act of transactions in our stock by our directors and executive officers. These reports are made available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (“SEC”). These reports, and any amendments to them, are also available at the Internet website of the SEC, www.sec.gov. We also maintain various documents, including our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of the Committees of our Board of Directors in the “Corporate Governance” portion of our investor website.

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

Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change significantly throughout the project lifecycle, which could result in a material impact to our consolidated financial statements. In addition, cost overruns, including unanticipated cost increases on fixed price and guaranteed maximum price contracts, may result in lower profits or losses. Changes in laws, policies or regulations, including tariffs and taxes, could impact the prices for materials or equipment. Further, our results of operations can fluctuate quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.

We are subject to significant legal proceedings which, if determined adversely to us, could harm our reputation, preclude us from bidding on future projects and/or have a material effect on us. We also may invest significant working capital on projects while legal proceedings are being settled.

We are involved in various lawsuits, including the legal proceedings described under Note 8 of the Notes to Consolidated Financial Statements. Litigation is inherently uncertain, and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates, which are inherently subject to risks and uncertainties, regarding potential outcomes of legal proceedings in order to determine an appropriate contingent liability and charge to income. Any result that is materially different than our estimates could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, any adverse judgments could harm our reputation and preclude us from bidding on future projects.

We may bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material effect on our liquidity and financial results.

Our contracts require us to perform extra, or change order, work which can result in disputes or claims and adversely affect our working capital, profits and cash flows.

Our contracts generally require us to perform extra, or change order, work as directed by the customer even if the customer has not agreed in advance on the scope and/or price of the work to be performed. This process may result in disputes or claims over whether the work performed is beyond the scope of work directed by the customer and/or exceeds the price the customer is willing to pay for the work performed. To the extent we do not recover our costs for this work or there are delays in the recovery of these costs, our working capital, profits and cash flows could be adversely impacted.

Our actual results could differ from the assumptions and estimates used to prepare our financial statements.

In preparing our financial statements, we are required under generally accepted accounting principles in the United States (“GAAP”) to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include, but are not limited to:

• recognition of contract revenue, costs, profits or losses in applying the principles of revenue accounting;

• recognition of revenue related to project incentives or awards we expect to receive;

• recognition of recoveries under contract change orders or claims;

• estimated amounts for expected project losses, warranty costs, contract closeout or other costs;

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

As of December 31, 2018, our backlog of uncompleted construction work was approximately $9.3 billion. The revenue projected in our backlog may not be fully realized and, in some cases, if realized, may not result in profits or may be less profitable than expected. The cancellation or reduction in scope of significant projects included in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We had $635.4 million of goodwill and indefinite-lived intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2018. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and involve highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material impact on our consolidated financial statements.

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

The execution of our business strategies also substantially depends on our ability to retain several key members of our management. Losing any of these individuals could adversely affect our business. The majority of these key individuals are not bound by employment agreements. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key individuals to whom we have provided share-based compensation. Additionally, because a substantial portion of our key officers' compensation is placed "at risk" and linked to the performance of our business, when our operating results are negatively impacted, we are at greater risk of employee turnover. If we lose our key officers and do not have qualified successors in place, our operating results would likely be harmed.

We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under our debt agreements.

We currently have, and expect to continue to have, a substantial amount of indebtedness. As of December 31, 2018, we had total debt of $761.5 million. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in the agreements governing our indebtedness, an event of default could occur, causing the debt related to such agreements to become immediately due. If such acceleration occurs, we may not be able to repay such indebtedness as required. Since indebtedness under our 2017 Credit Facility is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets and a negative impact on our operations. In addition, a failure to meet the terms of our 2017 Credit Facility could result in a reduction of future borrowing capacity under the 2017 Credit Facility, causing a loss of liquidity. A loss of liquidity could adversely impact our ability to execute projects in our backlog, obtain new projects, engage subcontractors, and attract and retain key employees.

The level of federal, state and local government spending for infrastructure and other public projects could adversely affect the number of projects available to us in the future.

The civil construction and public-works building markets are dependent on the amount of work funded by various government agencies, which depends on many factors, including the condition of the existing infrastructure and buildings; the need for new or expanded infrastructure and buildings; and federal, state and local government spending levels. As a result, our future operating results could be negatively impacted by any decrease in demand for public projects or decrease or delay in government funding, which could result from a variety of factors, including extended government shutdowns, delays in the sale of voter-approved bonds, budget shortfalls, credit rating downgrades or long-term impairment in the ability of state and local governments to raise capital in the municipal bond market.

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

We rely on computer, information and communication technology and other related systems, some of which are hosted by third party providers, for various business processes and activities, including project management, accounting, financial reporting and business development. These systems may be subject to interruptions or damage by a variety of factors including, but not limited to, cyber-attacks, natural disasters, power loss, telecommunications failures, acts of war, computer viruses, obsolescence and physical damage. Such interruptions could result in a loss of critical data, a delay in operations or an unintentional disclosure of client confidential or personally identifiable information, any of which could have a material impact to us and our consolidated financial statements.

In addition, various privacy and security laws require us to protect sensitive and confidential information from disclosure. We dedicate considerable attention and resources to the safeguarding of our information technology systems. Our systems may, nevertheless, continue to be at risk for cyber-attacks. Consequently, we may need to engage significant resources in the future to remediate the impact of, or further mitigate the risk of, such an attack. Any successful cyber-attack could result in the criminal, or otherwise illegitimate use of, confidential data, including our data or third-party data for which we have the responsibility for safekeeping. Additionally, such an attack could adversely affect our operations, reputation and financial results.

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

Failure to comply with laws and regulations related to government contracts could result in contract termination, suspension or debarment from contracting with the U.S. government, civil fines and criminal prosecution, any of which could adversely affect our operations, reputation and financial results.

Conversion of our outstanding Convertible Notes could dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock.

Based on the terms of the indenture for our 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”), we may redeem the Convertible Notes in cash, shares of our common stock or a combination of the two. As a result, a conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion of the Convertible Notes could cause the price of our common stock to decline. In addition, the existence of the Convertible Notes may encourage short selling by market participants because a conversion of the Convertible Notes could depress the price of our common stock.

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

For the year ended December 31, 2018, we derived $274.5 million of revenue from our work on projects located outside of the United States. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including political risks; risks of loss due to acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenue and income from construction operations in key international markets.

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

Finally, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, there is no assurance that our policies and procedures will protect us from circumstances or actions that could result in possible criminal penalties or other sanctions, including contract cancellations or debarment and loss of reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.

Our chairman and chief executive officer could exert influence over the Company due to his position and significant ownership interest.

As of December 31, 2018, our chairman and chief executive officer, Ronald N. Tutor, and three trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 17% of the outstanding shares of our common stock. Additionally, one of our current directors was appointed by Mr. Tutor pursuant to his right to nominate one member to our Board of Directors, so long as the Tutor Group owns at least 11.25% of the outstanding shares of our common stock. Accordingly, Mr. Tutor could exert influence over the outcome of a range of corporate matters, including the election of directors and the approval or rejection of other extraordinary transactions, such as a takeover attempt or sale of the Company or its assets.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings are set forth in Note 8 of the Notes to Consolidated Financial Statements and are incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

We do not own or operate any mines; however, we may be considered a mine operator under the Federal Mine Safety and Health Act of 1977 because we provide construction services to customers in the mining industry. Accordingly, we provide information regarding mine safety violations and other mining regulation matters in Exhibit 95 to this Form 10-K.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “TPC.”

Holders

At February 21, 2019, there were 381 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners.

Dividends and Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of 2018. We have not historically paid dividends on our common stock and have no immediate plans to do so.

Issuance of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index. We selected the Dow Jones U.S. Heavy Construction Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2013 in each of our common stock, the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Tutor Perini Corp
NYSE Composite Index
Dow Jones U.S. Heavy Construction Index
$150
$125
$100
$75
$50
$25
$0
2013
2014
2015
2016
2017
2018

COMPARISON OF CUMULATIVE TOTAL RETURN

Tutor Perini Corp NYSE Composite Index Dow Jones U.S. Heavy Construction Index

$225 $220 $175 $150 $125 $100 $75 $50 $25 $0

2012 2013 2014 2015 20

16 2017

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

The following tables present selected financial data for the last five years. This selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 15. Exhibits and Financial Statement Schedules, and the other information included elsewhere in this Annual Report.

CONSOLIDATED OPERATING RESULTS	Year Ended December 31,
(In thousands, except per common share data)	2018	2017	2016	2015	2014
Revenue:
Civil	$1,586,093	$1,602,175	$1,668,963	$1,889,907	$1,687,144
Building	1,861,699	1,941,325	2,069,841	1,802,535	1,503,837
Specialty Contractors	1,006,870	1,213,708	1,234,272	1,228,030	1,301,328
Total	4,454,662	4,757,208	4,973,076	4,920,472	4,492,309
Cost of operations	(4,000,209)	(4,302,803)	(4,515,886)	(4,564,219)	(3,986,867)
Gross profit	454,453	454,405	457,190	356,253	505,442
General and administrative expenses	(262,577)	(274,928)	(255,270)	(250,840)	(263,752)
Income from construction operations(a)	191,876	179,477	201,920	105,413	241,690
Other income (expense), net(b)	4,256	43,882	6,977	13,569	(8,217)
Interest expense	(63,519)	(69,384)	(59,782)	(45,143)	(46,035)
Income before income taxes	132,613	153,975	149,115	73,839	187,438
Income tax (expense) benefit(c)	(34,832)	569	(53,293)	(28,547)	(79,502)
Net income	97,781	154,544	95,822	45,292	107,936
Less: Net income attributable to noncontrolling interests	14,345	6,162	—	—	—
Net income attributable to Tutor Perini Corporation	$83,436	$148,382	$95,822	$45,292	$107,936

Earnings per common share:(a)(b)(c)
Basic	$1.67	$2.99	$1.95	$0.92	$2.22
Diluted	$1.66	$2.92	$1.92	$0.91	$2.20

Weighted-average common shares outstanding:
Basic	49,952	49,647	49,150	48,981	48,562
Diluted	50,301	50,759	49,864	49,666	49,114

(a)

During the year ended December 31, 2018, the Company recorded a charge of $17.8 million in income from construction operations ($0.25 per diluted share), which was primarily non-cash, as a result of the unexpected adverse outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013.

During the year ended December 31, 2015, the Company recorded unfavorable adjustments totaling $45.6 million to income from construction operations ($0.53 per diluted share) for various Five Star Electric projects in the Specialty Contractors segment. In addition, that same year there was a decrease of $24.3 million in income from construction operations ($0.28 per diluted share) due to unfavorable adjustments to the estimated cost to complete a Building segment project in New York. The Company’s 2015 results were also impacted by an unfavorable adjustment for an adverse legal decision related to a long-standing litigation matter in the Civil segment, which resulted in a decrease of $23.9 million in income from construction operations ($0.28 per diluted share). Furthermore, the Company recorded favorable adjustments for a Civil segment runway reconstruction project, which resulted in an increase of $13.7 million in income from construction operations ($0.16 per diluted share) in 2015.

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

(b)

On June 6, 2017, the Company received $37.0 million ($0.43 per diluted share) in a cash settlement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), as successor in interest to Banc of America Securities LLC and Bank of America, N.A. (collectively “BofA”). The settlement pertained to litigation, which was filed by the Company in 2011, and related to the purchase by the Company of certain auction-rate securities from BofA. The Company recognized the settlement as a gain during the second quarter of 2017. For additional information, see Note 9 of the Notes to Consolidated Financial Statements.

(c)

In December 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted reducing the U.S. corporate income tax rate from 35% to 21%, effective in 2018. As a result, tax expense in 2018 was positively impacted and in 2017 the Company recognized a favorable tax adjustment of $53.3 million ($1.05 per diluted share) primarily due to a one-time revaluation of its deferred tax assets and liabilities in connection with the adoption of the TCJA. For a further discussion of the effect of the TCJA, see Note 5 of the Notes to Consolidated Financial Statements.

	As of and For the Year Ended December 31,
(In thousands, except ratios and percentages)	2018	2017	2016	2015	2014
CONSOLIDATED FINANCIAL POSITION
Current assets	$3,175,643	$3,074,392	$2,837,756	$2,608,939	$2,454,594
Current liabilities	1,597,966	1,581,846	1,518,943	1,448,819	1,344,447
Working capital	$1,577,677	$1,492,546	$1,318,813	$1,160,120	$1,110,147
Current ratio	1.99	1.94	1.87	1.80	1.83

Property and equipment, net of accumulated depreciation	$490,669	$467,499	$477,626	$523,525	$527,602
Total assets	4,387,752	4,264,123	4,038,620	3,861,300	3,711,450
Capitalization:
Total debt	761,504	736,276	759,519	817,684	857,791
Stockholders’ equity	1,809,177	1,713,275	1,553,023	1,420,227	1,365,505
Total capitalization	$2,570,681	$2,449,551	$2,312,542	$2,237,911	$2,223,296
Total debt as a percentage of total capitalization	30%	30%	33%	37%	39%
Ratio of debt to equity	0.42	0.43	0.49	0.58	0.63
Stockholders' equity per common share	$36.16	$34.42	$31.56	$28.94	$28.06
OTHER DATA
Backlog at year end	$9,296,691	$7,283,434	$6,227,137	$7,465,129	$7,831,725
New awards	6,467,918	5,813,505	3,735,084	4,553,877	5,369,747
Capital expenditures	77,069	30,280	15,743	35,912	75,829
Net cash provided by (used in) operating activities	21,402	163,550	113,336	14,072	(56,678)
Net cash used in investing activities(a)	(70,208)	(87,133)	(13,844)	(30,932)	(25,181)
Net cash provided by (used in) financing activities	(28,979)	(75,376)	(24,190)	(41,788)	99,295

_____________________________________________________________________________________________________________

(a)

Prior years were adjusted retrospectively to exclude changes in restricted cash from investing activities in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows, as discussed in Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Item 15. Exhibits and Financial Statement Schedules in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. For cautions about relying on such forward-looking statements, please refer to the section entitled “Forward-Looking Statements” at the beginning of this Annual Report immediately prior to Item 1. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this Annual Report.

Executive Overview

Consolidated revenue for 2018 was $4.5 billion compared to $4.8 billion for 2017. The decrease was primarily driven by a mix of Building segment projects in California, including a large technology project that completed in the second quarter of 2018, and various electrical projects in New York within the Specialty Contractors segment, as revenue generated from project execution activities for certain new projects starting up did not fully offset reduced revenue from projects that have completed or are nearing completion.

Consolidated revenue for 2017 was $4.8 billion compared to $5.0 billion for 2016. The slight reduction was primarily due to decreased volume in our Building and Civil segments attributed to various projects that were completed or nearing completion. The decrease was partially offset by higher volume on certain Civil segment projects in California and New York, as well as certain Building segment projects in California and Maryland. In addition, revenue in 2017 was negatively impacted by the timing of certain Building and Civil projects that were in ramp-up stages.

Despite the volume reduction, income from construction operations increased 7% in 2018 to $191.9 million compared to $179.5 million in 2017. The increase was primarily due to unfavorable adjustments that occurred in 2017 on certain mechanical projects in New York ($13.1 million in the aggregate, none of which were individually material) and California (which were not material individually or in the aggregate), as well as general and administrative expense savings in 2018 largely related to lower compensation costs. The increase was partially offset by a pre-tax charge in the first quarter of 2018 totaling $17.8 million, which was attributable to the unexpected adverse outcome of an arbitration decision on a completed Civil segment project in New York.

Income from construction operations for 2017 was $179.5 million compared to $201.9 million for 2016. The decrease was driven by the unfavorable adjustments in 2017 related to certain mechanical projects mentioned in the preceding paragraph, the lower volume in 2017 relative to 2016 and higher compensation-related general and administrative expenses in 2017. The decrease was partially offset by work performed on certain higher margin Civil and Building projects.

The effective tax rate was 26.3%, (0.4)% and 35.7% for 2018, 2017 and 2016, respectively. The effective tax rates for 2018 and 2017 were favorably impacted by the enactment of the TCJA, which was signed into law on December 22, 2017. For a further discussion of the effect of the TCJA, see Note 5 of the Notes to Consolidated Financial Statements.

Earnings per diluted share was $1.66, $2.92 and $1.92 in 2018, 2017 and 2016, respectively. The decreased earnings in 2018 were primarily attributable to the $17.8 million charge mentioned above. The higher earnings in 2017 compared to 2016 were primarily due to the above-mentioned tax benefit of $53.3 million ($1.05 per diluted share), as well as the 2017 gain on a $37.0 million ($0.43 per diluted share) legal settlement mentioned above (also see Note 9 of the Notes to Consolidated Financial Statements).

Consolidated new awards in 2018 were $6.5 billion compared to $5.8 billion in 2017 and $3.7 billion in 2016. The Civil and Building segments were the predominant contributors of new awards during 2018 and 2016. The Civil segment was the major contributor of new awards during 2017.

Consolidated backlog was $9.3 billion, $7.3 billion and $6.2 billion as of December 31, 2018, 2017 and 2016, respectively. The Company experienced backlog growth of 28% in 2018, driven by various large awards in the Civil and Building segments. As of December 31, 2018, the mix of backlog by segment was 55% for Civil, 25% for Building and 20% for Specialty Contractors. The Company experienced backlog growth of 17% in 2017, driven by various awards in the Civil segment.

Most projects in the Civil segment’s backlog typically convert to revenue over a period of three to five years and in the Building and Specialty Contractors segments over a period of one to three years. We estimate that approximately $4 billion, or 45%, of our backlog as of December 31, 2018 will be recognized as revenue in 2019.

The following table presents the changes in backlog in 2018:

	Backlog at		Revenue	Backlog at
	December 31,	New Awards	Recognized	December 31,
(in millions)	2017	in 2018 (a)	in 2018	in 2018 (b)
Civil	$4,118.2	$2,609.8	$(1,586.1)	$5,141.9
Building	1,701.4	2,493.4	(1,861.7)	2,333.1
Specialty Contractors	1,463.8	1,364.8	(1,006.9)	1,821.7
Total	$7,283.4	$6,468.0	$(4,454.7)	$9,296.7
(a)	New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(b)

Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 3 of the Notes to the Consolidated Financial Statements. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place).

The outlook for our Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, although the pace of growth could be moderated by project delays or the timing of project completions and project ramp-up activities. We anticipate that additional significant new awards should benefit these segments based on long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments. In recent years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. In addition, the Trump Administration previously proposed a significant infrastructure investment program. Furthermore, several large, long-duration civil infrastructure programs with which we are already involved are progressing, such as the Purple Line Extension projects in Los Angeles and New York City’s East Side Access project.

Planning and permitting activities continue on Amtrak’s Northeast Corridor Improvements, including the Gateway Program, which is expected to rehabilitate an existing tunnel and construct a new rail tunnel beneath the Hudson River to connect service between New Jersey and New York’s Penn Station. Finally, while interest rates have climbed modestly from their historical low levels, they remain relatively low and generally favorable to sustain continued demand and spending by public and private customers on infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations,  Corporate, Tax and Other Matters and Liquidity and Capital Resources below.

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below:

Civil Segment

Revenue and income from construction operations for the Civil segment are as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenue	$1,586.1	$1,602.2	$1,669.0
Income from construction operations	168.3	192.2	172.7

Revenue for 2018 decreased slightly compared to 2017, as the impact of certain large projects that completed or are nearing completion was approximately offset by projects that started or experienced higher volume during 2018. Revenue for 2017 decreased 4% compared to 2016 primarily due to the impact of certain projects in New York, Washington and the Midwest that were completed or nearing completion in 2017. The decrease was partially offset by increased activity on certain mass-transit projects in California and New York that were ramping up.

Income from construction operations decreased 12% in 2018 compared to 2017, principally due to the $17.8 million charge in the first quarter of 2018 discussed above in the Executive Overview. Income from construction operations increased 11% in 2017 compared to 2016, principally due to increased project execution activity on certain higher-margin projects in California and New York.

Operating margin was 10.6% in 2018 compared to 12.0% in 2017 and 10.3% in 2016. The operating margin changes in 2018 and 2017 were primarily due to the reasons discussed above that impacted revenue and income from construction operations.

New awards in the Civil segment totaled $2.6 billion in 2018, $3.0 billion in 2017 and $1.6 billion in 2016. New awards in 2018 included the $800 million Minneapolis Southwest Light Rail Transit project in Minnesota; the Civil segment’s 50% share of the $1.4 billion Newark Airport Terminal One project, net of subcontracts awarded to Five Star Electric and WDF in the Specialty Contractors segment (with the remaining 50% share of the project booked in the Building segment’s backlog); a $410 million mass-transit project in California; a $121 million water tunnel project in California; a $93 million bridge project in New York; and an $82 million aircraft maintenance facility and hangar project in Guam.

New awards in 2017 included a $1.4 billion joint venture mass-transit project in California; a bridge project in Iowa valued at $323 million; a mass-transit project in New York worth $292 million; a joint venture tunnel project for a hydroelectric generating station in British Columbia valued at $274 million; a bridge project in New York valued at $189 million; $97 million of additional scope for a platform project in New York; a joint venture bridge project in Minnesota, for which the Company’s portion is valued at $90 million; a bridge project in New York valued at $82 million; a highway project in Maryland worth $78 million; and a military training range project in Guam worth $78 million. New awards in 2016 included a $663 million mass-transit project in New York, approximately $277 million of new bridge projects in the Midwest, the Company’s share of $244 million of additional contract scope for a mass-transit project in California, a $107 million highway project in Virginia and a $97 million airport terminal expansion project in Guam.

Backlog for the Civil segment was $5.1 billion as of December 31, 2018, compared to $4.1 billion as of December 31, 2017 and $2.7 billion as of December 31, 2016. Civil segment backlog grew 25% year-over-year in 2018 as a result of significant new award activity discussed above. The segment continues to experience strong demand reflected in a large pipeline of prospective projects, substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects. The segment, however, continues to face considerable competition, including periodic aggressive bids from competitors.

Building Segment

Revenue and income from construction operations for the Building segment are as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenue	$1,861.7	$1,941.3	$2,069.8
Income from construction operations	43.9	34.2	51.6

Revenue for 2018 decreased modestly compared to 2017. The decrease was primarily driven by the net impact of the completion and ramp-up of various large projects in California, with the biggest contributor being a large technology project that was completed in the second quarter of 2018. Revenue for 2017 decreased slightly compared to 2016, principally due to decreased project execution activity on certain projects in California and Florida that were substantially complete, partially offset by increased activity on certain hospitality and gaming projects and a large technology project.

Despite the slight volume reduction, income from construction operations increased 28% in 2018 compared to 2017, largely due to contributions from the Newark Airport Terminal One project and a favorable closeout adjustment on a courthouse project in California. Income from construction operations decreased 34% in 2017 compared to 2016, primarily due to favorable closeout activities in 2016 on two projects in New York and the volume changes mentioned above. The decrease was partially offset by improved performance on a large technology project in California that was nearing completion.

Operating margin was 2.4% in 2018 compared to 1.8% in 2017 and 2.5% in 2016. The operating margin changes in 2018 and 2017 were due to the factors mentioned above that drove the changes in revenue and income from construction operations.

New awards in the Building segment totaled $2.5 billion in 2018, $1.7 billion in 2017 and $1.3 billion in 2016. New awards in 2018 included the Building segment’s 50% share of the $1.4 billion Newark Airport Terminal One project, net of subcontracts awarded to Five Star Electric and WDF in the Specialty Contractors segment; $311 million of additional funding for a technology project in California; a government office building project in California valued at $215 million; a $100 million military facility project in Saudi Arabia; an $88 million airport parking garage project in South Carolina; and incremental funding of $90 million and $82 million, respectively, for another technology office project and a health care project, both in California.

New awards in 2017 included four health care projects in California collectively worth $328 million; $250 million of initial funding for a technology office building in California; additional scope of work valued at $121 million for another technology office project in California; a U.S. embassy renovation project in Uruguay valued at $87 million; and an $80 million military facility project in Saudi Arabia. New awards in 2016 included a hospitality and gaming project in California and another in Maryland, collectively valued at $372 million; a hospitality project in California valued at $120 million; and a multi-unit residential project in Florida valued at $72 million.

Backlog for the Building segment was $2.3 billion as of December 31, 2018, compared to $1.7 billion as of December 31, 2017 and $2.0 billion as of December 31, 2016. The backlog growth in 2018 was primarily due to the award of the Newark Airport Terminal One project. The decline in backlog for 2017 was due to revenue burn that outpaced new awards. The Building segment continues to have a large volume of prospective projects, some of which have already been bid and are expected to be selected and awarded by customers in 2019. Demand for our building services is expected to remain stable due to ongoing customer spending supported by a still favorable interest rate environment.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenue	$1,006.9	$1,213.7	$1,234.3
Income from construction operations	43.4	18.9	37.9

Revenue for 2018 decreased 17% compared to 2017 primarily due to reduced project execution activities on various electrical projects in New York and a mass-transit project in California. Revenue for 2017 decreased modestly compared to 2016, as decreased activity on various electrical projects in New York was largely offset by increased activity on various electrical projects in the southern U.S. and California.

Despite the volume reduction, income from construction operations increased 130% in 2018 compared to 2017, principally due to the absence of prior year unfavorable adjustments on certain mechanical projects in New York ($13.1 million in the aggregate, none of which were individually material) and California (which were not material individually or in the aggregate). Overall improvement in the performance of other mechanical projects in New York also contributed to the increase. Income from construction operations decreased 50% in 2017 compared to 2016, principally due to the impact of the above-mentioned unfavorable project adjustments on certain mechanical projects in New York and California. The decrease was partially offset by improved profitability on various electrical projects in New York and the increased activity mentioned above on various electrical projects.

Operating margin was 4.3% in 2018 compared to 1.6% in 2017 and 3.1% in 2016. The margin changes in both 2018 and 2017 were due to the factors mentioned above that impacted income from construction operations for both years.

New awards in the Specialty Contractors segment totaled $1.4 billion in 2018, $1.1 billion in 2017 and $867 million in 2016. New awards in 2018 included $364 million of electrical and mechanical subcontracts for the Newark Airport Terminal One project; $294 million for various electrical projects in New York; $248 million for various electrical projects in the southern United States and California; and $243 million for two large mechanical projects in New York.

New awards in 2017 included approximately $426 million for various electrical projects in the southern United States and California, two electrical subcontracts for mass-transit projects in New York collectively valued at $158 million, and four mechanical contracts in New York with a total value of $131 million. New awards in 2016 included various mechanical projects in New York collectively valued at approximately $146 million, several electrical projects in the southern United States totaling approximately $93 million and an electrical subcontract for a mass-transit project in New York valued at $86 million.

Backlog for the Specialty Contractors segment was $1.8 billion as of December 31, 2018 compared to $1.5 billion as of December 31, 2017 and $1.6 billion as of December 31, 2016. The Specialty Contractors segment continues to have a substantial volume of prospective projects with demand increasing because of strong public and private sector spending on civil and building projects. The Specialty Contractors segment is increasingly focused on servicing our growing backlog of large Civil and Building segment projects, but remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $63.8 million in 2018, $65.9 million in 2017 and $60.2 million in 2016. The 2017 increase in corporate general and administrative expenses compared to 2016 was predominantly due to higher compensation-related expenses pertaining to the employment and retention of certain key executives.

Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Year Ended December 31,
(in millions)	2018	2017	2016
Other income, net	$4.3	$43.9	$7.0
Interest expense	(63.5)	(69.4)	(59.8)
Income tax (expense) benefit	(34.8)	0.6	(53.3)

Other income, net, decreased by $39.6 million in 2018 compared to 2017, and increased by $36.9 million in 2017 compared to 2016. The higher balance in 2017 relative to the other years presented was primarily due to a $37.0 million gain associated with a legal settlement in 2017, as discussed in Note 9 of the Notes to Consolidated Financial Statements.

Interest expense decreased $5.9 million in 2018 compared to the prior year, principally due to non-cash extinguishment costs recognized in 2017 related to our debt restructuring transactions in April 2017. Interest expense increased $9.6 million in 2017 compared to 2016 principally due to non-cash extinguishment costs recognized in 2017 related to our debt restructuring transactions, as well as increased non-cash interest charges from the amortization of debt discount and issuance costs.

The effective income tax rate was 26.3% for 2018, (0.4)% for 2017 and 35.7% for 2016. As discussed in the Executive Overview, the effective tax rates for 2018 and 2017 were positively impacted by the enactment of the TCJA. The TCJA included a number of provisions including, but not limited to, the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result, our tax expense in 2018 was lower due to the U.S. statutory rate reduction and we recognized a one-time federal income tax benefit of $53.3 million in 2017 primarily related to the required remeasurement of deferred tax assets and liabilities as of December 31, 2017 with the enactment of the TCJA. Excluding the benefit resulting from the enactment of the TCJA, the effective income tax rate for 2017 would have been 34.3%. For a further discussion of the effect of the TCJA, see Note 5 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $350 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $309 million and cash position as of December 31, 2018, will be sufficient to fund any working capital needs for the next 12 months.

Cash and Working Capital

Cash and cash equivalents were $116.1 million as of December 31, 2018 compared to $192.9 million as of December 31, 2017. Cash immediately available for general corporate purposes was $51.7 million and $94.7 million as of December 31, 2018 and 2017, respectively, with the remainder being our proportionate share of cash held by our unconsolidated joint ventures and also amounts held by our consolidated joint ventures, which, in both cases, were available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $61.9 million as of December 31, 2018 compared to $57.8 million as of December 31, 2017.

During the year ended December 31, 2018, net cash provided by operating activities was $21.4 million, due primarily to cash generated from income sources mostly offset by changes in net investment in working capital. The change in working capital primarily reflects an increase in costs and estimated earnings in excess of billings, which was partially offset by an increase in billings in excess of costs and estimated earnings. During the year ended December 31, 2017, net cash provided by operating activities was $163.6 million also due primarily to cash generated from income sources partially offset by changes in net investment in working capital. The change in working capital primarily reflects an increase in accounts receivable and costs and estimated earnings in excess of billings, which was mostly offset by an increase in billings in excess of costs and estimated earnings.

Cash flow from operations for 2018 was $21.4 million compared to $163.6 million in 2017 (which was a record high for the Company since the 2008 merger). The decrease primarily reflects a higher net investment in working capital, as costs and estimated earnings in excess of billings increased $108.6 million more in 2018 than in 2017. In addition, cash flows from operations for 2017 benefited from a $37.0 million cash settlement associated with a legal matter, as discussed in Note 9 of the Notes to Consolidated Financial Statements. Cash flow from operations for 2017 improved $50.2 million compared to 2016 and was due to a lower net investment in working capital.

During 2018 and 2017, we used $70.2 million and $87.1 million of cash from investing activities, respectively. The net cash used in investing activities in 2018 was primarily due to $77.1 million of expenditures for the acquisition of property and equipment. The net cash used in investing activities for 2017 was attributable to investments in securities of $61.0 million and the acquisition of property and equipment of $30.3 million.

During 2018, we utilized $29.0 million of cash from financing activities principally due to distributions to noncontrolling interests of $29.0 million and an earn-out payment related to a 2011 acquisition of $16.0 million, partially offset by increased net borrowings of $14.8 million. Net cash used in financing activities for 2017 was $75.4 million, primarily due to the net paydown of debt, distributions paid to noncontrolling interests of $17.5 million and the payment of $15.3 million in debt issuance and extinguishment costs related to debt restructuring transactions.

As of December 31, 2018, we had working capital of $1.6 billion, a ratio of current assets to current liabilities of 1.99 and a ratio of debt to equity of 0.43 compared to working capital of $1.5 billion, a ratio of current assets to current liabilities of 1.94 and a ratio of debt to equity of 0.43 at December 31, 2017.

Debt

Summarized below are the key terms of our debt as of December 31, 2018. For additional information, refer to Note 7 of the Notes to Consolidated Financial Statements, as applicable.

2017 Credit Facility

On April 20, 2017, we entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (subject to certain further exceptions). In addition, the 2017 Credit Facility permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans. For additional information regarding the terms of our 2017 Credit Facility, refer to Note 7 of the Notes to Consolidated Financial Statements.

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended December 31, 2018
	Actual	Required
Fixed charge coverage ratio	3.19 to 1.00	> or = 1.25 : 1.00
Leverage ratio	2.74 to 1.00	< or = 3.50 : 1.00

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

Repurchase and Redemption of Notes and Termination of Credit Facility

We used proceeds from the 2017 Senior Notes and 2017 Revolver to repurchase or redeem our previously outstanding senior notes, to pay off and terminate our previous credit facility which included a term loan and revolver, as well as to pay accrued but unpaid interest and fees.

Convertible Notes

On June 15, 2016, we completed an offering of $200 million of Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest on the Convertible Notes is payable on June 15 and December 15 of each year, commencing on December 15, 2016, until the maturity date. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of December 31, 2018, none of the conversion provisions of our Convertible Notes have been triggered.

Equipment financing and mortgages

We have certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $38.6 million and $61.1 million at December 31, 2018 and 2017, respectively, with interest rates ranging from 2.19% to 3.38% with equal monthly installment payments over periods up to ten years with additional balloon payments of $12.4 million in 2021 and $6.3 million in 2022 on the remaining loans outstanding at December 31, 2018. The aggregate balance of mortgage loans was approximately $12.3 million and $15.7 million at December 31, 2018 and 2017, respectively, with interest rates ranging from a fixed 3.50% to London Interbank Offered Rate (“LIBOR”) plus 3% and equal monthly installment payments over periods up to ten years with additional balloon payments of $2.9 million in 2021 and $7.0 million in 2023.

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2018 are summarized in the following table:

		Payments Due
(in thousands)	Total	1 year or less	2-3 years	4-5 years	Over 5 years
Debt(a)	$796,502	$16,817	$265,150	$14,535	$500,000
Interest on debt(a)	240,283	43,804	81,339	69,307	45,833
Operating leases	56,025	14,039	18,170	12,154	11,662
Pension benefit payments(b)	6,162	4,862	1,300	—	—
Other	7,388	747	540	48	6,053
Total	$1,106,360	$80,269	$366,499	$96,044	$563,548

(a)	Debt and interest on debt exclude unamortized debt discount and deferred debt issuance costs. Amounts for interest on debt are based on interest rates in effect as of December 31, 2018.
(b)

The Company utilizes current actuarial assumptions in determining the expected minimum contributions to fund our defined benefit pension and other post-retirement plans. Estimated contributions for periods beyond the scope of the actuarial assumptions have not been included because, in management’s judgment, such estimates may not be reliable.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available through the date of the issuance of the financial statements; accordingly, actual results in future periods could differ from these estimates. Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). See Note 1(d), Note 3 and Note 4 of the Notes to Consolidated Financial Statements for more information. Significant judgments and estimates used in the preparation of the Consolidated Financial Statements apply to the following critical accounting policies:

Method of Accounting for Contracts — Contract revenue is recognized over time using the cost-to-cost method which measures progress towards completion based on the ratio of contract costs incurred to date compared to total estimated costs for each performance obligation. The estimates used in accounting for contracts with customers require judgment and assumptions regarding both future events and the evaluation of contingencies such as the impact of change orders, liability claims, other contract disputes, the achievement of contractual performance standards and potential variances in project schedule and costs. Changes to the total estimated contract cost, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined.

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

Claims arising from construction contracts have been made against the Company by customers, and the Company has made claims against customers for costs incurred in excess of current contract provisions. The Company recognizes revenue for claims as variable consideration in accordance with ASC 606. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration are made during the contract performance period. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management.

Construction Joint Ventures — Certain contracts are executed through joint ventures. The arrangements are often formed for the execution of single contracts or projects and allow the Company to share risks and secure specialty skills required for project execution.

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

For construction joint ventures that do not need to be fully consolidated, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. Intercompany balances and transactions have been eliminated. See Note 1(b) and Note 13 for additional discussion regarding VIEs.

Recoverability of Goodwill — Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, we perform an assessment to determine the value of the acquired company's tangible and identifiable intangible assets and liabilities. In our assessment, we determine whether identifiable intangible assets exist, which typically include backlog, customer relationships and trade names.

We test goodwill for impairment annually as of October 1 of each year for our Civil, Building and Specialty Contractors operating segments, which are the same as our reporting units for goodwill impairment analysis. This test requires us to estimate the fair value of each reporting unit, using income and market approaches and to compare the calculated fair value of each reporting unit to its carrying value, which is equal to the reporting unit’s net assets. If the calculated fair value of a reporting unit is less than its carrying value, we recognize an impairment charge equal to the difference.

The impairment evaluation process requires assumptions that are subject to a high degree of judgment such as revenue growth rates, profitability levels, discount rates, industry market multiples and weighted average cost of capital (WACC). Changes in these assumptions would impact the results of our impairment tests.

As part of our annual impairment test, we also assess the reasonableness of the estimated fair value of our reporting units by comparing the sum of our reporting units’ fair values to our market capitalization and calculating an implied control premium (the excess of the aggregate fair values of our reporting units over our market capitalization). The reasonableness of this implied control premium is evaluated by considering a number of factors including, but not limited to, the following:

•

Market control premium: We compare our implied control premium to those observed in industry-specific mergers and acquisition transactions over a sustained period of time with an emphasis on more recent transactions.

•

Sensitivity analysis: We perform a sensitivity analysis to determine the minimum control premium required to recover our carrying value as of our testing date. The minimum control premium required is then compared to the observable market information.

•

Other entity-specific factors: A significant portion of our common stock is owned by our Chairman and CEO. As a result, our public float, which represents the percentage of our total outstanding shares of common stock that are freely traded by public investors, is significantly lower relative to that of our peers. While this circumstance does not impact the fair value of our reporting units, we believe it leads to an inherent marketability discount impacting our stock price.

During interim periods, including those subsequent to the Company’s October 1 annual test date, we evaluate events and circumstances, including, but not limited to, an examination of macroeconomic conditions, cost factors, overall financial performance by each reporting unit, other relevant entity-specific events, and trends in the stock prices of our Company and peers to determine if such factors indicate that it is likely that the goodwill for one or more of our reporting units is impaired, thus warranting the performance of the annual impairment test sooner than the fourth quarter of the year.

During the fourth quarter of 2018, we conducted our annual goodwill impairment test and determined that goodwill was not impaired since the estimated fair value for each of our reporting units exceeded their respective net book values. Further, the implied control premium was consistent with or within a reasonable range of actual premiums paid in industry-specific merger and acquisition transactions observed over a sustained period of time. The estimated fair value of the Civil and Building reporting units were substantially in excess of their carrying value. The estimated fair value of our Specialty Contractors reporting unit exceeded its carrying value, but not by a significant amount. As such, there is a risk of goodwill impairment if future events are less favorable than what we assumed or estimated in our impairment analysis.

The Company considered relevant events and circumstances since the annual goodwill impairment test, including, but not limited to, an examination of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance by each reporting unit, other relevant entity-specific events, and trends in the stock prices of the Company and its peers. The Company has continued to observe significant opportunities in a robust marketplace which have led to sizable new awards and significant growth in backlog for each of the Company’s reporting units, including the Specialty Contractors reporting unit, which has backlog margins in excess of historical averages. In considering the totality of qualitative factors known as of the reporting date, we determined that no triggering events occurred or circumstances changed since the date of our October 1 annual test that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. Accordingly, an interim impairment test was not required. However, we will continue to monitor circumstances such as a sustained decline in our stock price and market capitalization or other factors, as well as consider entity specific quantitative and qualitative factors to identify potential triggering events that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts.

New Accounting Pronouncements — For discussion of recently adopted accounting standards and updates, see Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is our primary market risk exposure. Borrowing under our 2017 Credit Facility and certain other debt obligations have variable interest rates subject to interest rate risk. As of December 31, 2018, we had approximately $49.1 million of net borrowings with variable interest rates. If short-term floating interest rates were to increase by 0.50%, the change in interest on these borrowings would increase by approximately $250,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Supplementary Schedules are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act, as of December 31, 2018 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting — Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting for the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Tutor Perini Corporation

Sylmar, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.

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

February 27, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2018.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Tutor Perini Corporation and Subsidiaries

(a) List of Documents Filed as a Part of This Report.

1.           Financial Statements:

Our consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 and the Notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this Annual Report on Form 10-K, beginning on page F-1.

2.           Financial Statement Schedules:

All consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and in the Notes thereto.

3.           Exhibits:

             See exhibits listed under Part (b) below.

(b) Exhibits.

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the SEC under the Securities Act or the Exchange Act and are referred to and incorporated herein by reference to such filings.

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

10.12*	Employment Offer Letter, dated May 9, 2017, by and between Tutor Perini Corporation and Leonard J. Rejcek (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2018).
10.13*

Amendment to Employment Offer Letter, dated August 11, 2017, by and between Tutor Perini Corporation and Leonard J. Rejcek (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 9, 2018).

10.14*	Tutor Perini Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 25, 2018).
10.15*	Employment Offer Letter, dated June 12, 2018, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 7, 2018).
Exhibit 21	Subsidiaries of Tutor Perini Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 24	Power of Attorney executed by members of the Company’s Board of Directors allowing Management to sign the Company’s Form 10-K on their behalf.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 95	Mine Safety Disclosure.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Tutor Perini Corporation
(Registrant)

Dated: February 27, 2019	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

•Principal Executive Officer and Director

/s/ Ronald N. Tutor
Ronald N. Tutor	Chairman and Chief Executive Officer	February 27, 2019

•Principal Financial Officer

/s/ Gary G. Smalley
Gary G. Smalley	Executive Vice President and Chief Financial Officer	February 27, 2019

•Principal Accounting Officer

/s/ Ryan J. Soroka
Ryan J. Soroka	Vice President and Chief Accounting Officer	February 27, 2019

• Other Directors

Peter Arkley	)
Sidney J. Feltenstein	)
James A. Frost	)
Michael F. Horodniceanu	)	/s/ Gary G. Smalley
Michael R. Klein	)	Gary G. Smalley
Robert C. Lieber	)	Attorney in Fact
Dennis D. Oklak	)
Raymond R. Oneglia	)
Dale A. Reiss	)
Donald D. Snyder	)
Dickran M. Tevrizian, Jr.	)	Dated: February 27, 2019

TUTOR PERINI CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Tutor Perini Corporation

Sylmar, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 27, 2019

We have served as the Company's auditor since 2002.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per common share amounts)	2018	2017	2016
REVENUE	$4,454,662	$4,757,208	$4,973,076
COST OF OPERATIONS	(4,000,209)	(4,302,803)	(4,515,886)
GROSS PROFIT	454,453	454,405	457,190
General and administrative expenses	(262,577)	(274,928)	(255,270)
INCOME FROM CONSTRUCTION OPERATIONS	191,876	179,477	201,920
Other income, net	4,256	43,882	6,977
Interest expense	(63,519)	(69,384)	(59,782)
INCOME BEFORE INCOME TAXES	132,613	153,975	149,115
Income tax (expense) benefit	(34,832)	569	(53,293)
NET INCOME	97,781	154,544	95,822
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,345	6,162	—
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$83,436	$148,382	$95,822
BASIC EARNINGS PER COMMON SHARE	$1.67	$2.99	$1.95
DILUTED EARNINGS PER COMMON SHARE	$1.66	$2.92	$1.92
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	49,952	49,647	49,150
DILUTED	50,301	50,759	49,864

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2018	2017	2016
NET INCOME	$97,781	$154,544	$95,822

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	771	1,424	(2,623)
Foreign currency translation adjustments	(2,945)	1,273	(261)
Unrealized loss in fair value of investments	(778)	(2)	(340)
Unrealized loss in fair value of interest rate swap	—	—	(24)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2,952)	2,695	(3,248)

COMPREHENSIVE INCOME	94,829	157,239	92,574
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,124	6,162	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$80,705	$151,077	$92,574

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share amounts)	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($43,131 and $53,067 related to VIEs)	$116,075	$192,868
Restricted cash	3,788	4,780
Restricted investments	58,142	53,014
Accounts receivable ($62,482 and $30,003 related to VIEs)	1,261,072	1,265,717
Retainage receivable ($36,724 and $12,410 related to VIEs)	478,744	535,939
Costs and estimated earnings in excess of billings	1,142,295	932,758
Other current assets ($30,185 and $0 related to VIEs)	115,527	89,316
Total current assets	3,175,643	3,074,392
PROPERTY AND EQUIPMENT:
Land	41,599	41,382
Building and improvements	125,193	125,029
Construction equipment	486,034	477,988
Other equipment	181,578	182,288
	834,404	826,687
Less accumulated depreciation	(343,735)	(359,188)
Total property and equipment, net ($51,508 and $11,641 related to VIEs)	490,669	467,499
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	85,911	89,454
OTHER ASSETS	50,523	47,772
TOTAL ASSETS	$4,387,752	$4,264,123
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$16,767	$30,748
Accounts payable ($18,070 and $19,243 related to VIEs)	621,728	699,971
Retainage payable	211,956	261,820
Billings in excess of costs and estimated earnings ($263,764 and $120,952 related to VIEs)	573,190	456,869
Accrued expenses and other current liabilities ($34,828 and $0 related to VIEs)	174,325	132,438
Total current liabilities	1,597,966	1,581,846
LONG-TERM DEBT, less current maturities, net of unamortized discounts and debt issuance costs totaling $34,998 and $45,631	744,737	705,528
DEFERRED TAX LIABILITIES	105,521	108,504
OTHER LONG-TERM LIABILITIES	151,639	163,465
TOTAL LIABILITIES	2,599,863	2,559,343
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Stockholders' equity:
Preferred stock – authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock – authorized 75,000,000 shares ($1 par value), issued and outstanding 50,025,996 and 49,781,010 shares	50,026	49,781
Additional paid-in capital	1,102,919	1,084,205
Retained earnings	701,681	622,007
Accumulated other comprehensive loss	(45,449)	(42,718)
Total stockholders' equity	1,809,177	1,713,275
Noncontrolling interests	(21,288)	(8,495)
TOTAL EQUITY	1,787,889	1,704,780
TOTAL LIABILITIES AND EQUITY	$4,387,752	$4,264,123

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$97,781	$154,544	$95,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,724	48,387	63,759
Amortization of intangible assets	3,543	3,543	3,543
Share-based compensation expense	22,782	21,174	13,423
Excess income tax benefit from share-based compensation	—	—	(269)
Change in debt discounts and deferred debt issuance costs	12,072	17,595	10,968
Deferred income taxes	(449)	(23,096)	(10,169)
Loss on sale of property and equipment	402	1,131	453
Changes in other components of working capital	(156,844)	(60,214)	(90,530)
Other long-term liabilities	(2,007)	3,656	28,210
Other, net	398	(3,170)	(1,874)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,402	163,550	113,336

Cash Flows from Investing Activities:
Acquisition of property and equipment	(77,069)	(30,280)	(15,743)
Proceeds from sale of property and equipment	6,387	2,744	1,899
Investments in securities	(20,848)	(60,967)	—
Proceeds from maturities and sales of investments in securities	21,322	1,370	—
NET CASH USED IN INVESTING ACTIVITIES	(70,208)	(87,133)	(13,844)

Cash Flows from Financing Activities:
Proceeds from debt	1,753,160	2,161,384	1,353,895
Repayment of debt	(1,738,314)	(2,195,068)	(1,562,684)
Business acquisition related payment	(15,951)	—	—
Issuance of convertible notes	—	—	200,000
Cash payments related to share-based compensation	(2,671)	(11,769)	(584)
Excess income tax benefit from share-based compensation	—	—	269
Distributions paid to noncontrolling interests	(29,000)	(17,499)	—
Contributions from noncontrolling interests	3,797	2,842	—
Debt issuance and extinguishment costs	—	(15,266)	(15,086)
NET CASH USED IN FINANCING ACTIVITIES	(28,979)	(75,376)	(24,190)

Net increase (decrease) in cash, cash equivalents and restricted cash	(77,785)	1,041	75,302
Cash, cash equivalents and restricted cash at beginning of year	197,648	196,607	121,305
Cash, cash equivalents and restricted cash at end of year	$119,863	$197,648	$196,607

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Total
Balance - December 31, 2015	$49,073	$1,035,516	$377,803	$(42,165)	$—	$1,420,227
Net income	—	—	95,822	—	—	95,822
Other comprehensive loss	—	—	—	(3,248)	—	(3,248)
Tax effect of share-based compensation	—	(457)	—	—	—	(457)
Share-based compensation	—	13,423	—	—	—	13,423
Issuance of common stock, net	138	676	—	—	—	814
Convertible note proceeds allocated to conversion option, net	—	26,442	—	—	—	26,442
Balance - December 31, 2016	$49,211	$1,075,600	$473,625	$(45,413)	$—	$1,553,023
Net income	—	—	148,382	—	6,162	154,544
Other comprehensive income	—	—	—	2,695	—	2,695
Share-based compensation	—	20,877	—	—	—	20,877
Issuance of common stock, net	570	(12,272)	—	—	—	(11,702)
Contributions from noncontrolling interests	—	—	—	—	2,842	2,842
Distributions to noncontrolling interests	—	—	—	—	(17,499)	(17,499)
Balance - December 31, 2017	$49,781	$1,084,205	$622,007	$(42,718)	$(8,495)	$1,704,780
Cumulative effect of accounting change	—	—	(3,762)	—	(1,714)	(5,476)
Net income	—	—	83,436	—	14,345	97,781
Other comprehensive loss	—	—	—	(2,731)	(221)	(2,952)
Share-based compensation	—	21,544	—	—	—	21,544
Issuance of common stock, net	245	(2,830)	—	—	—	(2,585)
Contributions from noncontrolling interests	—	—	—	—	3,797	3,797
Distributions to noncontrolling interests	—	—	—	—	(29,000)	(29,000)
Balance - December 31, 2018	$50,026	$1,102,919	$701,681	$(45,449)	$(21,288)	$1,787,889

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with generally accepted accounting principles in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”). The Company occasionally forms joint ventures with unrelated third parties for the execution of single contracts or projects. The Company assesses its joint ventures at inception to determine if they meet the qualifications of a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”). If a joint venture is a VIE and the Company is the primary beneficiary, the joint venture is fully consolidated (See Note 13 below). For construction joint ventures that do not need to be consolidated, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. Intercompany balances and transactions have been eliminated.

(c) Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available through the date of the issuance of the financial statements; therefore, actual results could differ from those estimates.

(d) Revenue Recognition

Implementation of New Revenue Recognition Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASC 606”) which amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. The Company adopted this ASU effective January 1, 2018 using the modified retrospective transition method. The Company recognized the cumulative effect of initially applying the new revenue standard to all contracts not yet completed or substantially completed as of January 1, 2018 as an immaterial reduction to beginning retained earnings. The impact of adoption on the Company’s opening balance sheet was primarily related to the deferral of costs incurred to fulfill certain contracts that were previously recorded in income in the period incurred, but under the new standard are capitalized and amortized over the period of contract performance. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods; however, certain balances have been reclassified to conform to the current year presentation.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

_____________________________________________________________________________________________________________

(a)	Balances as previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(b)	Prior to the adoption of ASC 606, retainage receivable and payable balances were included within accounts receivable and accounts payable, respectively.

In accordance with the new revenue standard requirements, the disclosure of the impacts of adoption on the Consolidated Statement of Income and Consolidated Balance Sheet were as follows:

	Year Ended December 31, 2018
		Balance Without
STATEMENT OF INCOME		Adoption of	Effect of
(in thousands)	As Reported	ASC 606	Change
REVENUE	$4,454,662	$4,458,668	$(4,006)
COST OF OPERATIONS	(4,000,209)	(4,003,959)	3,750
GROSS PROFIT	454,453	454,709	(256)
General and administrative expenses	(262,577)	(262,577)	—
INCOME FROM CONSTRUCTION OPERATIONS	191,876	192,132	(256)
Other income, net	4,256	4,256	—
Interest expense	(63,519)	(63,519)	—
INCOME BEFORE INCOME TAXES	132,613	132,869	(256)
Income tax (expense) benefit	(34,832)	(34,939)	107
NET INCOME	97,781	97,930	(149)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,345	14,212	133
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$83,436	$83,718	$(282)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2018
		Balance Without
BALANCE SHEET		Adoption of	Effect of
(in thousands)	As Reported	ASC 606	Change
ASSETS
Accounts receivable(a)	$1,261,072	$1,735,414	$(474,342)
Retainage receivable(a)	478,744	—	478,744
Costs and estimated earnings in excess of billings	1,142,295	1,148,216	(5,921)
Other current assets	115,527	79,004	36,523

LIABILITIES
Accounts payable(a)	$621,728	$833,684	$(211,956)
Retainage payable(a)	211,956	—	211,956
Billings in excess of costs and estimated earnings	573,190	530,918	42,272
Accrued expenses and other current liabilities	174,325	174,824	(499)
Deferred income taxes	105,521	106,665	(1,144)

EQUITY
Retained earnings	$701,681	$705,725	$(4,044)
Noncontrolling interests	(21,288)	(19,707)	(1,581)

_____________________________________________________________________________________________________________

(a)	Prior to the adoption of ASC 606, retainage receivable and payable balances were included within accounts receivable and payable, respectively.

The adoption of ASC 606 had no impact on the cash flows provided by operating activities in the Company’s Consolidated Statement of Cash Flows.

Revenue Recognition Policy

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Estimates on Construction Contracts

The Company’s estimates of contract revenue and cost are highly detailed and many factors change during a contract performance period that result in a change to contract profitability. These factors include, but are not limited to, differing site conditions; availability of skilled contract labor; performance of major material suppliers and subcontractors; on-going subcontractor negotiations and buyout provisions; unusual weather conditions; changes in the timing of scheduled work; change orders; accuracy of the original bid estimate; changes in estimated labor productivity and costs based on experience to date; achievement of incentive-based income targets; and the expected, or actual, resolution terms for claims. The factors that cause changes in estimates vary depending on the maturation of the project within its lifecycle. For example, in the ramp-up phase, these factors typically consist of revisions in anticipated project costs and during the peak and closeout phases, these factors include the impact of change orders and claims, as well as additional revisions in remaining anticipated project costs. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Management evaluates changes in estimates on a contract by contract basis and discloses significant changes, if material, in the Notes to the Consolidated Financial Statements. The cumulative catch-up method is used to account for revisions in estimates.

(e) Depreciation of Property and Equipment and Amortization of Long-Lived Intangible Assets

Property and equipment and long-lived intangible assets are generally depreciated or amortized on a straight-line basis over their estimated useful lives ranging from three to forty years.

(f) Recoverability of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. In such circumstances, an impairment loss will be recognized by the amount the assets’ net carrying value exceeds their fair value.

(g) Recoverability of Goodwill

The Company tests goodwill for impairment annually as of October 1 for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. The Civil, Building and Specialty Contractors segments each represent a reporting unit. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using a weighted-average of an income and a market approach. The income approach is based on estimated present value of future cash flows for each reporting unit. The market approach is based on assumptions about how market data relates to each reporting unit. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit. The quantitative assessment performed in 2018 resulted in an estimated fair value for each of the Company’s reporting units that exceeded their respective net book values; therefore, no impairment charge was necessary for 2018.

(h) Recoverability of Non-Amortizable Trade Names

Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using an income approach (relief from royalty method). The quantitative assessment performed in 2018 resulted in an estimated fair value for the non-amortizable trade names that exceeded their respective net book values; therefore, no impairment charge was necessary for 2018.

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

(j) Earnings Per Common Share (EPS)

Basic EPS and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 7. In accordance with ASC 260, Earnings Per Share, the settlement of the principal amount of the Convertible Notes has no impact on diluted EPS because the Company has the intent and ability to settle the principal amount in cash. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

	Year Ended December 31,
(in thousands, except per common share data)	2018	2017	2016
Net income attributable to Tutor Perini Corporation	$83,436	$148,382	$95,822

Weighted-average common shares outstanding, basic	49,952	49,647	49,150
Effect of dilutive restricted stock units and stock options	349	1,112	714
Weighted-average common shares outstanding, diluted	50,301	50,759	49,864

Net income attributable to Tutor Perini Corporation per common share:
Basic	$1.67	$2.99	$1.95
Diluted	$1.66	$2.92	$1.92
Anti-dilutive securities not included above	2,670	798	1,132

(k) Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
(in thousands)	2018	2017
Cash and cash equivalents available for general corporate purposes	$51,749	$94,713
Joint venture cash and cash equivalents	64,326	98,155
Cash and cash equivalents	116,075	192,868
Restricted cash	3,788	4,780
Total cash, cash equivalents and restricted cash	$119,863	$197,648

Cash equivalents include short-term, highly liquid investments with maturities of three months or less when acquired. Cash and cash equivalents, consist of amounts available for the Company’s general purposes, the Company’s proportionate share of cash held by the Company’s unconsolidated joint ventures and 100% of amounts held by the Company’s consolidated joint ventures. In both cases, cash held by joint ventures is available only for joint venture-related uses, including future distributions to joint venture partners.

Amounts included in restricted cash are primarily held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.

(l) Restricted Investments

The Company has restricted investments primarily held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit. Restricted investments are comprised of investments in corporate debt securities and U.S. government agency securities that are rated A3 or better.

(m) Share-Based Compensation

The Company’s long-term incentive plans allow the Company to grant share-based compensation awards in a variety of forms, including restricted and unrestricted stock units and stock options. Restricted stock units and stock options generally vest subject to service and/or performance requirements, with related compensation expense equal to the fair value of the award on the date of grant and recognized on a straight-line basis over the requisite period.

For share-based awards that have a service requirement, the Company accounts for forfeitures upon occurrence, rather than estimating the probability of forfeiture at the date of grant. Accordingly, the Company recognizes the full grant-date fair value of these awards on a straight-line basis throughout the requisite service period, reversing any expense if, and only if, there is a forfeiture.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For share-based awards that have a performance-based vesting requirement, the Company evaluates the probability of achieving the performance criteria throughout the performance period, and will adjust share-based compensation expense if it estimates that the achievement of the performance criteria is not probable. Certain performance-based awards contain market condition components and are valued on the date of grant using a Monte Carlo simulation model. The fair value of such awards is expensed ratably over the performance period and is not adjusted for actual achievement.

(n) Insurance Liabilities

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

The tax effects of the components of other comprehensive income (loss) for are as follows:

	Year Ended December 31,
	2018			2017			2016
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$1,079	$(308)	$771	$2,416	$(992)	$1,424	$(4,452)	$1,829	$(2,623)
Foreign currency translation adjustment	(4,067)	1,122	(2,945)	2,159	(886)	1,273	(439)	178	(261)
Unrealized gain (loss) in fair value of investments	(1,005)	227	(778)	(4)	2	(2)	(576)	236	(340)
Unrealized gain (loss) in fair value of interest rate swap	—	—	—	—	—	—	(45)	21	(24)
Total other comprehensive income (loss)	$(3,993)	$1,041	$(2,952)	$4,571	$(1,876)	$2,695	$(5,512)	$2,264	$(3,248)
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	(221)	—	(221)	—	—	—	—	—	—
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(3,772)	$1,041	$(2,731)	$4,571	$(1,876)	$2,695	$(5,512)	$2,264	$(3,248)
(a)	The only component of other comprehensive loss attributable to noncontrolling interests is foreign currency translation.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation are as follows:

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments	Unrealized Gain (Loss) in Fair Value of Interest Rate Swap	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2015	$(38,242)	$(4,603)	$656	$24	$(42,165)
Other comprehensive loss before reclassifications	(3,722)	(261)	(340)	(24)	(4,347)
Amounts reclassified from AOCI	1,099	—	—	—	1,099
Balance as of December 31, 2016	$(40,865)	$(4,864)	$316	$—	$(45,413)
Other comprehensive income (loss) before reclassifications	306	1,273	(2)	—	1,577
Amounts reclassified from AOCI	1,118	—	—	—	1,118
Balance as of December 31, 2017	$(39,441)	$(3,591)	$314	$—	$(42,718)
Other comprehensive loss before reclassifications	(695)	(2,724)	(835)	—	(4,254)
Amounts reclassified from AOCI	1,466	—	57	—	1,523
Balance as of December 31, 2018	$(38,670)	$(6,315)	$(464)	$—	$(45,449)

(p) Recent Accounting Pronouncements

In addition to the implementation of ASC 606 as discussed in 1(d), new accounting pronouncements implemented by the Company during the year ended December 31, 2018 are discussed below.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be included with cash and cash equivalent balances in the statement of cash flows. The Company retrospectively adopted this ASU on January 1, 2018. The adoption of this ASU resulted in an increase of net cash used in investing activities of $45.7 million for the year ended December 31, 2017 and a decrease of net cash used in investing activities of $4.7 million for the year ended December 31, 2016.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU simplifies the calculation of goodwill impairment by eliminating Step 2 of the impairment test prescribed by ASC 350, Intangibles—Goodwill and Other. Step 2 requires companies to calculate the implied fair value of their goodwill by estimating the fair value of their assets, other than goodwill, and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The calculated net fair value of the assets would then be compared to the fair value of the reporting unit to determine the implied fair value of goodwill, and to the extent that the carrying value of goodwill was less than the implied fair value, a loss would be recognized. Under ASU 2017-04, however, goodwill is impaired when the calculated fair value of a reporting unit is less than its carrying value, and the impairment charge will equal that difference (i.e., impairment will be calculated at the reporting unit level and there will be no need to estimate the fair value of individual assets and liabilities). This guidance will be effective for any goodwill impairment tests performed in fiscal years beginning after December 15, 2019; however, early adoption is permitted for tests performed on testing dates after January 1, 2017. The Company adopted this ASU on October 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies the scope of modification accounting under Topic 718 with respect to changes to the terms or conditions of a share-based payment award. Under this new guidance, modification accounting would not apply if a change to an award does not affect the total current fair value, vesting conditions or the classification of the award. The Company adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from the Accumulated Other Comprehensive Income. This ASU gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of tax reform. Entities can apply the provisions of this ASU either in the period of adoption or retrospectively. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU effective October 1, 2018 and elected to not reclassify the income tax effects of the tax reform from accumulated other comprehensive income to retained earnings.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). This ASU provides guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act of 2017 (the “Tax Act”) in the period of enactment. Staff Accounting Bulletin (“SAB”) No. 118 provides for a provisional one year measurement period to finalize the accounting for certain income tax effects related to the Tax Act and requires disclosure of the reasons for incomplete accounting. The Company applied the guidance provided in SAB No. 118 in 2017 and adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The following new accounting pronouncement will be implemented in 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASU 2016-02”). ASU 2016-02 amends the existing guidance in ASC 840, Leases. This ASU requires, among other things, the recognition of lease right-of-use assets and lease liabilities by lessees for those leases currently classified as operating leases. ASU 2016-02 allows companies to adopt the new standard by applying either a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the standard using the optional transition method. The Company has implemented changes to certain business processes, systems and internal controls to support adoption of the new standard and the related disclosure requirements, including the implementation of a third-party leasing software solution. Based on the Company’s evaluation of ASU 2016-02, the Company expects the adoption to result in an increase of approximately $40 million to $50 million to its assets and liabilities on the consolidated balance sheets with an immaterial impact to its consolidated statements of income or cash flows.

2.     Consolidated Statements of Cash Flows

Below are the changes in other components of working capital, as shown in the Consolidated Statements of Cash Flows, and the supplemental disclosure of cash paid for interest and income taxes:

	Year Ended December 31,
(in thousands)	2018	2017	2016
(Increase) Decrease in:
Accounts receivable	$3,899	$(91,062)	$(184,549)
Retainage receivable	56,754	33,453	(85,351)
Costs and estimated earnings in excess of billings	(209,537)	(100,932)	73,349
Other current assets	15,398	(19,718)	39,480
(Decrease) Increase in:
Accounts payable	(78,243)	(35,751)	3,025
Retainage payable	(49,864)	3,526	53,527
Billings in excess of costs and estimated earnings	76,703	125,757	42,926
Accrued expenses and other current liabilities	28,046	24,513	(32,937)
Changes in other components of working capital	$(156,844)	$(60,214)	$(90,530)

Cash paid during the year for:
Interest	$51,063	$50,443	$47,403
Income taxes	$13,652	$39,776	$26,908

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the year ended December 31, 2018.

Year Ended December 31,
(in thousands)	2018
Civil segment revenue by end market:
Mass transit	$702,614
Bridges	431,202
Highways	202,423
Tunneling	103,980
Other	145,874
Total Civil segment revenue	$1,586,093

Year Ended December 31,
(in thousands)	2018
Building segment revenue by end market:
Health care facilities	$428,819
Commercial and industrial facilities	374,312
Hospitality and gaming	301,871
Municipal and government	261,496
Mixed use	150,549
Education facilities	145,147
Mass transit	67,588
Other	131,917
Total Building segment revenue	$1,861,699

Year Ended December 31,
(in thousands)	2018
Specialty Contractors segment revenue by end market:
Mass transit	$296,092
Commercial and industrial facilities	189,632
Mixed use	163,308
Education facilities	99,214
Transportation	83,551
Multi-unit residential	81,023
Health care facilities	52,392
Other	41,658
Total Specialty Contractors segment revenue	$1,006,870

	Year Ended December 31, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$1,294,630	$617,133	$406,782	$2,318,545
Federal agencies	95,567	201,745	53,335	350,647
Private owners	195,896	1,042,821	546,753	1,785,470
Total revenue	$1,586,093	$1,861,699	$1,006,870	$4,454,662

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended December 31, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$1,054,473	$377,538	$857,742	$2,289,753
Guaranteed maximum price	15,709	1,040,093	62,132	1,117,934
Unit price	469,305	32,468	32,562	534,335
Cost plus fee and other	46,606	411,600	54,434	512,640
Total revenue	$1,586,093	$1,861,699	$1,006,870	$4,454,662

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

Changes in Contract Estimates that Impact Revenue

Changes to the total estimated contract revenue or cost, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Net revenue recognized during the year ended

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018 related to performance obligations satisfied (or partially satisfied) in prior periods was $19.4 million for various projects, none of which was individually material.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts are $4.6 billion, $2.3 billion and $1.7 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

4.     Contract Assets and Liabilities

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Consolidated Balance Sheets consist of the following:

	As of December 31,	As of January 1,
(in thousands)	2018	2018
Retainage receivable	$478,744	$535,939
Costs and estimated earnings in excess of billings:
Claims	698,274	549,849
Unapproved change orders	354,000	296,591
Other unbilled costs and profits	90,021	86,318
Total costs and estimated earnings in excess of billings	1,142,295	932,758
Capitalized contract costs	37,404	32,773
Total contract assets	$1,658,443	$1,501,470

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress towards completion. As of December 31, 2018, the amount of retainage receivables estimated by management to be collected or remitted beyond one year is approximately 29% of the balance.

Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: 1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or 2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 8, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of December 31, 2018 estimated by management to be collected beyond one year is approximately $529.3 million.

Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contract over the period of anticipated use on the project. During the year ended December 31, 2018, $16.3 million of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Consolidated Balance Sheets consists of the following:

	As of December 31,	As of January 1,
(in thousands)	2018	2018
Retainage payable	$211,956	$261,820
Billings in excess of costs and estimated earnings	573,190	496,654
Total contract liabilities	$785,146	$758,474

 Retainage payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payable is not remitted to subcontractors until the associated retainage receivable from customers is collected. As of December 31, 2018, the amount of retainage payables estimated by management to be collected or remitted beyond one year is approximately 24% of the balance.

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the year ended December 31, 2018 and included in the opening billings in excess of costs and estimated earnings balances totaled $382.7 million.

5.     Income Taxes

Income before taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
United States operations	$106,222	$135,177	$128,072
Foreign and U.S. territory operations	26,391	18,798	21,043
Total	$132,613	$153,975	$149,115

The income tax expense (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current expense:
Federal	$21,055	$12,329	$43,850
State	8,676	6,763	13,039
Foreign and U.S. territories	5,550	3,435	6,573
Total current expense	35,281	22,527	63,462

Deferred expense (benefit):
Federal	(1,773)	(30,021)	(3,054)
State	1,278	5,560	(5,302)
Foreign and U.S. territories	46	1,365	(1,813)
Total deferred expense (benefit)	(449)	(23,096)	(10,169)
Total expense (benefit)	$34,832	$(569)	$53,293

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a reconciliation of the Company’s income tax provision at the statutory rates to the income tax expense (benefit) at the Company’s effective rate:

	Year Ended December 31,
	2018		2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax expense at statutory tax rate	$27,849	21.0%	$53,892	35.0%	$52,190	35.0%
State income taxes, net of federal tax benefit	9,011	6.8	7,753	5.0	4,614	3.1
Impact of federal tax law change	211	0.2	(53,348)	(34.6)	—	—
Officers' compensation	3,078	2.3	2,622	1.7	3,807	2.6
Domestic production activities deduction	—	—	(2,668)	(1.7)	(4,018)	(2.7)
Noncontrolling interest	(3,232)	(2.4)	(2,137)	(1.4)	—	—
Federal R&D credits	(2,658)	(2.0)	(470)	(0.4)	(669)	(0.5)
Reversal of reserve for uncertain tax positions and taxes payable due to statute expirations	(1,958)	(1.5)	(4,337)	(2.8)	—	—
Other	2,531	1.9	(1,876)	(1.2)	(2,631)	(1.8)
Income tax expense (benefit)	$34,832	26.3%	$(569)	(0.4)%	$53,293	35.7%

On December 22, 2017, the U.S. government enacted the TCJA which made broad and complex changes to the U.S. tax code that impact the Company’s financial statements, including, but not limited to, a permanent decrease in the corporate federal statutory income tax rate from 35% to 21%, effective January 1, 2018, and a one-time transition tax from the inclusion of foreign earnings. Future distributions from foreign subsidiaries, however, are no longer subject to federal income tax.

As a result of the TCJA, the Company recognized an income tax benefit of $53.3 million in 2017, primarily due to the remeasurement of deferred tax assets and liabilities based on the reduced corporate federal statutory income tax rate of 21%.

In accordance with ASU 2018-05, the Company recorded a provisional amount for its one-time transition tax liability in 2017 which was not material. As of December 31, 2018 the Company has completed the accounting for the impacts of the TCJA and there were no material changes to the provisional amounts recorded in 2017.

The following is a summary of the significant components of the deferred tax assets and liabilities:

	As of December 31,
(in thousands)	2018	2017
Deferred tax assets:
Timing of expense recognition	$20,832	$22,730
Net operating losses	8,611	8,590
Other, net	18,828	15,618
Deferred tax assets	48,271	46,938
Valuation allowance	(1,150)	(381)
Net deferred tax assets	47,121	46,557
Deferred tax liabilities:
Intangible assets, due primarily to purchase accounting	(36,862)	(30,019)
Fixed assets, due primarily to purchase accounting	(75,998)	(73,833)
Construction contract accounting	(9,435)	(17,539)
Joint ventures	(9,853)	(11,343)
Other	(20,411)	(22,263)
Deferred tax liabilities	(152,559)	(154,997)

Net deferred tax liabilities	$(105,438)	$(108,440)

The Company had net operating loss carryforwards in various state tax jurisdictions totaling approximately $93.9 million as of December 31, 2018, with expiration dates ranging from 2020 to 2035.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net deferred tax liabilities are presented in the Consolidated Balance Sheets as follows:

	As of December 31,
(in thousands)	2018	2017
Deferred tax assets	$83	$64
Deferred tax liabilities	(105,521)	(108,504)
Net deferred tax liabilities	$(105,438)	$(108,440)

Prior to 2017, the Company did not provide for deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries that result from undistributed earnings which the Company had the intent and the ability to reinvest in its foreign operations. Due to the enactment of the TCJA, the Company no longer intends to permanently reinvest in its foreign subsidiaries.

The Company’s policy is to record interest and penalties on unrecognized tax benefits as an element of income tax expense. The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet. The total amount of gross unrecognized tax benefits as of December 31, 2018 that, if recognized, would affect the effective tax rate is $5.0 million. During 2018, the Company recognized a net decrease of $1.5 million in liabilities. The amount of gross unrecognized tax benefits as of December 31, 2017 was $6.5 million. During 2017, the Company recognized a net decrease of $1.1 million in liabilities. The amount of gross unrecognized tax benefits as of December 31, 2016 was $7.6 million. During 2016, the Company recognized a net increase of $4.0 million in liabilities. The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.

The Company accounts for its uncertain tax positions in accordance with GAAP. The following is a reconciliation of the beginning and ending amounts of these tax benefits for the three years ended December 31, 2018:

	As of December 31,
(in thousands)	2018	2017	2016
Beginning balance	$6,495	$7,574	$3,612
Change in tax positions of prior years	(302)	(1,207)	3,543
Change in tax positions of current year	763	128	419
Reduction in tax positions for statute expirations	(1,958)	—	—
Ending Balance	$4,998	$6,495	$7,574

The Company conducts business internationally and, as a result, one or more of its subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, the Company is subject to examination by taxing authorities principally throughout the United States, Guam and Canada. The Company is no longer subject to examination by the taxing authority regarding any U.S. federal income tax returns for years before 2014 while the years open for examination under certain state and local jurisdictions vary.

6.     Goodwill and Other Intangible Assets

As of December 31, 2018, 2017 and 2016, the Company had $585.0 million of goodwill allocated to its reporting units as follows: Civil, $415.3 million; Building, $13.5 million; and Specialty Contractors, $156.2 million. The balances presented include historical accumulated impairment of $76.7 million for the Civil reporting unit and $411.3 million for the Building reporting unit.

In addition, as of December 31, 2018 and 2017, the Company had the following: (1) non-amortizable trade names with a carrying value of $50.4 million; (2) amortizable trade names with a gross carrying value of $51.1 million and accumulated amortization as of December 31, 2018 and 2017 of $18.8 million and $16.3 million, respectively; and (3) amortizable customer relationships with a gross carrying value of $23.2 million and accumulated amortization as of December 31, 2018 and 2017 of $20.0 million and $18.9 million, respectively.

Amortization expense related to amortizable intangible assets was $3.5 million for each of the years ended December 31, 2018, 2017 and 2016. Future amortization expense related to amortizable intangible assets will be approximately $3.5 million per year for the years 2019 through 2021, $2.6 million for the year 2022 and $2.5 million for the year 2023.

The weighted-average amortization period for amortizable trade names and customer relationships is 20 years and 12 years, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Financial Commitments

Long-Term Debt

Long-term debt consisted of the following as of the dates of the Consolidated Balance Sheets presented:

	As of December 31,
(in thousands)	2018	2017
2017 Senior Notes	$493,521	$492,734
Convertible Notes	171,481	161,635
2017 Credit Facility	41,000	—
Equipment financing and mortgages	50,904	76,820
Other indebtedness	4,598	5,087
Total debt	761,504	736,276
Less: Current maturities	16,767	30,748
Long-term debt, net	$744,737	$705,528

The following table reconciles the outstanding debt balance to the reported debt balances as of December 31, 2018 and 2017:

	As of December 31, 2018			As of December 31, 2017
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discounts and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(6,479)	$493,521	$500,000	$(7,266)	$492,734
Convertible Notes	200,000	(28,519)	171,481	200,000	(38,365)	161,635

The unamortized issuance costs related to the 2017 Credit Facility were $4.8 million and $6.2 million as of December 31, 2018 and 2017, respectively, and are included in other assets in the Consolidated Balance Sheets.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Facility, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased by 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 4.77% during the year ended December 31, 2018.

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

As of December 31, 2018, there was $309 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of December 31, 2018.

Repurchase and Redemption of Notes and Termination of Credit Facility

On April 20, 2017, the Company used proceeds from the 2017 Senior Notes and 2017 Revolver to repurchase or redeem its previously outstanding senior notes ($300 million of 7.625% Senior Notes due November 1, 2018), to pay off and terminate its previous credit facility ($300 million revolving credit facility and a $250 million term loan, both maturing on May 1, 2018), and to pay accrued but unpaid interest and fees.

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

To account for the Convertible Notes, the Company applied the provisions of ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). ASC 470-20 requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This is done by allocating the proceeds from issuance to the liability component based on the fair value of the debt instrument excluding the conversion feature, with the residual allocated to the equity component and classified in additional paid in capital. The $46.8 million difference between the principal amount of the Convertible Notes ($200.0 million) and the proceeds initially allocated to the liability component ($153.2 million) is treated as a discount on the Convertible Notes. This difference is being amortized as non-cash interest expense using the interest method, as shown below under Interest Expense. The equity component, however, is not subject to amortization nor subsequent remeasurement.

In addition, ASC 470-20 requires that the debt issuance costs associated with a convertible debt instrument be allocated between the liability and equity components in proportion to the allocation of the debt proceeds between these two components. The debt issuance costs attributable to the liability component of the Convertible Notes ($5.1 million) are also treated as a discount on the Convertible Notes and amortized as non-cash interest expense. The debt issuance costs attributable to the equity component ($1.5 million) were netted with the equity component and are not amortized.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information related to the liability and equity components of the Convertible Notes:

(in thousands)	December 31, 2018	December 31, 2017
Liability component:
Principal	$200,000	$200,000
Conversion feature	(46,800)	(46,800)
Allocated debt issuance costs	(5,051)	(5,051)
Amortization of discount and debt issuance costs (non-cash interest expense)	23,332	13,486
Net carrying amount	$171,481	$161,635

Equity component:
Conversion feature	$46,800	$46,800
Allocated debt issuance costs	(1,543)	(1,543)
Deferred taxes	(18,815)	(18,815)
Net carrying amount	$26,442	$26,442

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of December 31, 2018, the conversion provisions of the Convertible Notes have not been triggered.

Equipment Financing and Mortgages

The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $38.6 million and $61.1 million at December 31, 2018 and 2017, respectively, with interest rates ranging from 2.19% to 3.38% with equal monthly installment payments over periods up to ten years with additional balloon payments of $12.4 million in 2021 and $6.3 million in 2022 on the remaining loans outstanding at December 31, 2018. The aggregate balance of mortgage loans was approximately $12.3 million and $15.7 million at December 31, 2018 and 2017, respectively, with interest rates ranging from a fixed 3.50% to LIBOR plus 3% and equal monthly installment payments over periods up to ten years with additional balloon payments of $2.9 million in 2021 and $7.0 million in 2023.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the future principal payments required under all of the Company’s debt obligations, discussed above:

Year (in thousands)
2019	$16,817
2020	46,275
2021	218,875
2022	7,457
2023	7,078
Thereafter	500,000
796,502
Less: Unamortized discount and issuance costs	(34,998)
Total	$761,504

Interest Expense

Interest expense as reported in the Consolidated Statements of Income consists of the following:

	For the year ended December 31,
(in thousands)	2018	2017	2016
Cash interest expense:
Interest on 2017 Senior Notes	$34,375	$23,967	$—
Interest on 2017 Credit Facility	8,575	5,517	—
Interest on Convertible Notes	5,750	5,750	3,115
Interest on 2010 Senior Notes	—	6,926	22,875
Interest on 2014 Credit Facility	—	4,455	19,201
Other interest	2,747	3,261	3,623
Cash portion of loss on extinguishment	—	1,913	—
Total cash interest expense	51,447	51,789	48,814

Non-cash interest expense(a):
Amortization of discount and debt issuance costs on Convertible Notes	9,846	8,967	4,519
Amortization of debt issuance costs on 2017 Credit Facility	1,439	962	—
Amortization of debt issuance costs on 2017 Senior Notes	787	516	—
Amortization of debt issuance costs on 2014 Credit Facility	—	1,703	5,447
Amortization of discount and debt issuance costs on 2010 Senior Notes	—	308	1,002
Non-cash portion of loss on extinguishment	—	5,139	—
Total non-cash interest expense	12,072	17,595	10,968

Total interest expense	$63,519	$69,384	$59,782

(a)   The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the year ended December 31, 2018.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases

The Company leases certain construction equipment and office space under non-cancellable operating leases, with future minimum rent payments as of December 31, 2018 as follows:

Year (in thousands)
2019	$14,039
2020	10,706
2021	7,464
2022	6,567
2023	5,587
Thereafter	11,662
56,025
Less: Sublease rental agreements	(1,398)
Total	$54,627

Rental expense under operating leases of construction equipment, vehicles and office space was $24.3 million in 2018, $27.4 million in 2017 and $28.2 million in 2016.

8.     Commitments and Contingencies

The Company and certain of its subsidiaries are involved in litigation and various forms of dispute resolution, and are contingently liable for commitments and performance guarantees arising in the ordinary course of business. In addition, other activities inherent to the Company’s business may result in litigation or dispute resolution proceedings when there is a disagreement regarding a change in the scope of work and/or the price associated with that change. In accordance with ASC 606, the Company makes assessments of these types of disputes on a routine basis and estimates and records recovery related to these disputes at the most likely amount it expects to receive, as discussed further in Note 1(d) and Note 4. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations and the estimated cost of resolving such disputes. In addition, because most contingencies are resolved over long periods of time, assets and liabilities may change in the future due to various factors. Management believes that, based on current information and discussions with the Company’s legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Several matters are in the litigation and dispute resolution processes that include characteristics which management consider to be other than ordinary routine contract performance related issues. The following discussion provides a background and current status of such material matters.

Long Island Expressway/Cross Island Parkway Matter

The Company reconstructed the Long Island Expressway/Cross Island Parkway Interchange (“LIE” Project) for the New York State Department of Transportation (“NYSDOT”). The $130 million project was substantially complete in January 2004 and was accepted by NYSDOT as complete in February 2006. The Company incurred significant added costs in completing its work and suffered extended schedule costs due to numerous design errors, undisclosed utility conflicts, lack of coordination with local agencies and other interferences for which the Company believes NYSDOT is responsible.

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

Fontainebleau Matter

Desert Mechanical, Inc. (“DMI”) and Fisk Electric Company (“Fisk”), wholly owned subsidiaries of the Company, were subcontractors on the Fontainebleau project located in Las Vegas, Nevada, a hotel/casino complex with approximately 3,800 rooms (the “Project”). In June 2009, the owners of the Project filed for bankruptcy protection, under Chapter 11 of the U.S. Bankruptcy Code, in the Southern District of Florida.

DMI and Fisk recorded mechanic’s liens against the Project totaling approximately $44 million, for unpaid labor, materials and equipment it furnished to the Project. Other unaffiliated contractors, subcontractors and suppliers also recorded mechanic’s liens against the Project, subjecting the property to approximately $550 million in total lien claims by the various lien claimants who furnished labor, materials and equipment to the Project (the “Statutory Lienholders”). In June 2009, DMI filed suit against Turnberry West Construction, Inc., the general contractor, in the Eighth Judicial District Court, Clark County, Nevada, and in May 2010, the court entered an order in favor of DMI for approximately $45 million.

In January 2010, the Bankruptcy Court approved the sale of the Property to Icahn Nevada Gaming Acquisition, LLC for approximately $150 million. Certain Project lenders (the “Lenders”) who had recorded deeds of trust as security interests in the property which far exceeded the sale proceeds, filed suit against the Statutory Lienholders, including DMI and Fisk, alleging that all mechanic’s liens were subordinate to the Lenders’ deeds of trust against the property. The Nevada Supreme Court ruled in October 2012 that under Nevada Law, the mechanic’s lien claims had priority over a portion of the deeds of trust, but not all of them.

In October 2013, a comprehensive settlement agreement was reached by and among the Statutory Lienholders and the Lenders to divide the Sale Proceeds such that the Statutory Lienholders would receive approximately $85 million of the sale proceeds (the “Net Statutory Lienholder Proceeds”) and the Lenders would receive the balance. The Bankruptcy Court appointed a mediator to facilitate a settlement between the Statutory Lienholders as to how the Net Statutory Lienholder Proceeds would be distributed, but after engaging in numerous mediation sessions spanning several years, the parties were unable to reach a resolution. DMI filed a motion seeking permission from the Bankruptcy Court to file an action in Nevada to enforce its lien rights against the Net Statutory Lienholder Proceeds, and the motion was granted. Pursuant to that order, litigation involving all Statutory Lienholders was commenced at the end of November 2017 (the “Nevada Action”).

A determination of each Statutory Lienholder’s rights against the Net Statutory Lienholder Proceeds in the Nevada Action is expected by May 2019, with a pro rata distribution of those monies to follow shortly thereafter.

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

Following multiple post-trial motions, final judgment was entered in this matter on March 20, 2014. TSC was awarded total judgment in the amount of $19.7 million on its breach of contract claim, which includes an award of interest up through the date of judgment, plus attorney’s fees and costs. WPH was awarded total judgment in the amount of $3.1 million on its construction defect claims, which includes interest up through the date of judgment. WPH and its Sureties filed a notice of appeal. TSC filed a notice of appeal on the defect award. In July 2014, the District Court ordered WPH to post an additional supersedeas bond on appeal, in the amount of

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.7 million, in addition to the lien release bond of $22.3 million, which increases the security up to $24.0 million. In May 2017, the Nevada Supreme Court issued its ruling on the appeal by WPH and its Sureties. With only minor adjustments, the Nevada Supreme Court affirmed the District Court’s judgment, and following further proceedings in the District Court, the anticipated final recovery to the Company is estimated to exceed $20 million, including interest and recovery of certain attorneys’ fees and costs of which the Company collected more than $16 million in 2017. In December 2017 and in January 2018, the District Court issued several post-appeal orders confirming its previous rulings. Some of those matters have been appealed and are expected to be resolved in the first half of 2019. Once resolved, TSC will seek an order from the District Court seeking the remaining $4 million in interest and fees associated with the matter.

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

As of December 31, 2018, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

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

The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington (“Washington Superior Court”) seeking declaratory relief concerning contract interpretation, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi Zosen (“Hitachi”), the manufacturer of the TBM, has also joined the case as a plaintiff for costs incurred to repair the damages to the TBM. In September 2018, rulings received on pre-trial motions effectively limited potential recovery under the Policy for STP, WSDOT and Hitachi. However, on December 19, 2018, the Court of Appeal granted the Company’s request for a discretionary appeal of those rulings. The appeal is expected to be heard in the second half of 2019. To the extent we are unable to recover damages under the Policy, we can still seek recovery against WSDOT and Hitachi.

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court for breach of contract alleging STP’s delays and failure to perform and declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi. Trial is scheduled for October 2019.

As of December 31, 2018, the Company has concluded that the potential for a material adverse financial impact due to the Insurers’ denial of coverage and WSDOT’s legal actions is neither probable nor remote, and the potential loss or range of loss is not reasonably estimable. With respect to STP’s claims against the Insurers, WSDOT and Hitachi, management has included an estimate of the total

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings recorded to date. To the extent new facts become known or the final recoveries vary from the estimate, the impact of the change will be reflected in the financial statements at that time.

9.     Other Income, Net

On May 31, 2017, the Company entered into a settlement agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), as successor in interest to Banc of America Securities LLC and Bank of America, N.A. (collectively “BofA”), to resolve the pending litigation between the Company and Merrill Lynch. The litigation, which was filed by the Company in 2011, related to the Company’s purchase of certain auction-rate securities from BofA.

On June 6, 2017, the Company received the $37.0 million cash settlement payment agreed to in the settlement agreement, and the pending litigation was dismissed with prejudice. Neither party made any admission of liability or wrongdoing, and the settlement agreement includes mutual releases of all claims and liabilities related to the subject matter of the pending litigation.

The Company recognized the settlement as a gain and reported it as a component of other income, net in its Consolidated Statement of Income for the year ended December 31, 2017.

10.     Share-Based Compensation

On April 10, 2018, the Company adopted the Tutor Perini Corporation Omnibus Incentive Plan (the “Current Plan”), which was approved by the Company’s shareholders on May 23, 2018. The Current Plan effected the merger of the Company’s Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan, as amended and restated on October 2, 2014 (the “2014 Plan”) and the Tutor Perini Corporation Incentive Compensation Plan adopted on April 3, 2017 (the “2017 Plan,” together with the 2014 Plan and the Current Plan, the “Plans”). The Current Plan provides for various types of share-based grants, including restricted and unrestricted stock units and stock options. Restricted and unrestricted stock units give the holder the right to exchange their stock units for shares of the Company’s common stock on a one-for-one basis. Stock options give the holder the right to purchase shares of the Company’s common stock subsequent to the vesting date at a defined exercise price. A stock option exercise price must be equal to or greater than the fair value of the Company’s common stock on the date of the award. Restricted stock units and stock options are usually subject to certain service and performance conditions as well as other restrictions. The term for stock options is limited to 10 years from the date of grant. As of December 31, 2018, there were 800,667 shares of common stock available for grant under the Company’s Current Plan. As of December 31, 2018, the Plans had an aggregate of 4,732,044 of restricted stock units and stock options from outstanding, historical awards that either have not vested or have vested but have not been exercised. Any awards that were granted under the 2014 Plan or the 2017 Plan that are forfeited, cancelled or held back for net settlement will become available to be issued under the Current Plan.

The terms of the Plans give the Company the right to settle the vesting of share-based grants in cash or shares. During the year ended December 31, 2018, the Company did not settle any awards in cash. During the year ended December 31, 2017, the Company paid approximately $0.6 million to settle share-based awards.

Many of the awards issued under the Plans contain separate tranches, each for a separate performance period and each with a performance target to be established subsequent to the award date; accordingly, the tranches are accounted for under ASC 718, Stock Compensation (“ASC 718”) as separate grants, with the grant date being the date the performance targets for a given tranche are established and communicated to the grantee. Similarly, for these awards, compliance with the requirements of the Plans is also based on the number of units granted in a given year, as determined by ASC 718, rather than the number of units awarded in a given year. As a result, as of December 31, 2018, the Company had outstanding awards with 160,000 restricted stock units and 160,000 stock options that had not been granted yet. These units will be granted in 2019 and 2020 when the performance targets for those respective years are established.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes restricted stock unit and stock option activity:

	Restricted Stock Units		Stock Options
		Weighted-		Weighted-
		Average		Average
		Grant Date		Exercise/
		Fair Value		(Strike) Price
	Number	Per Share	Number	Per Share
Outstanding as of December 31, 2015	725,597	$25.28	1,998,000	$19.62
Granted	483,387	19.14	274,000	16.20
Vested/exercised	(52,500)	18.74	(97,500)	12.72
Outstanding as of December 31, 2016	1,156,484	$22.64	2,174,500	$19.50
Granted	1,064,000	30.02	539,000	24.54
Expired or cancelled	(20,985)	23.91	(19,466)	26.56
Vested/exercised	(801,515)	19.38	(140,000)	21.41
Outstanding as of December 31, 2017	1,397,984	$30.11	2,554,034	$20.45
Granted	699,000	24.21	664,000	23.20
Expired or cancelled	(240,289)	32.76	(274,990)	22.82
Vested/exercised	(387,695)	28.67	—	—
Outstanding as of December 31, 2018	1,469,000	$27.27	2,943,044	$20.89

The following table summarizes unrestricted stock units, which are generally issued to the non-employee members of the Company’s Board of Directors as part of their annual retainer fees:

	Unrestricted Stock Units
		Weighted-Average
		Grant Date
Year	Number	Fair Value Per Share
2016	64,603	$21.67
2017	99,155	26.26
2018	115,420	21.26

The fair value of unrestricted stock units issued during 2018, 2017 and 2016 was approximately $2.5 million, $2.6 million and $1.4 million, respectively.

The fair value of restricted stock units that vested during 2018,  2017 and 2016 was approximately $7.9 million, $25.3 million and $1.0 million, respectively. There were no stock options exercised during 2018. The aggregate intrinsic value, representing the difference between the market value on the date of exercise and the option price of the stock options exercised during 2017 and 2016 was $1.3 million and $1.1 million, respectively, with a corresponding tax benefit of $0.6 million and $0.5 million, respectively. As of December 31, 2018, the balance of unamortized restricted stock and stock option expense was $21.4 million and $6.0 million, respectively, which will be recognized over weighted-average periods of 2.0 years for both restricted stock units and stock options.

The 2,943,044 outstanding stock options as of December 31, 2018 had an intrinsic value of $2.5 million and a weighted-average remaining contractual life of 4.8 years. Of those outstanding options: (1) 2,034,044 were exercisable with an intrinsic value of $2.5 million, a weighted-average exercise price of $19.42 per share and a weighted-average remaining contractual life of 3.1 years; (2) 909,000 have been granted but have not vested with no intrinsic value, a weighted-average exercise price of $23.92 per share and a weighted-average remaining contractual life of 8.5 years. Of the granted but unvested options, 876,750, are expected to vest.

The fair value of restricted and unrestricted stock units is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. For certain performance-based awards containing market condition components, the fair value on the grant date is determined using a Monte Carlo simulation model.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2018	2017	2016
Total stock options granted	664,000	539,000	274,000
Weighted-average grant date fair value	$11.09	$13.11	$5.31
Weighted-average assumptions:
Risk-free rate	2.6%	1.8%	1.2%
Expected life of options(a)	5.8	4.8	4.2
Expected volatility(b)	42.2%	43.1%	40.6%
Expected quarterly dividends	$—	$—	$—

_____________________________________________________________________________________________________________

(a)	Calculated using the simplified method due to the terms of the stock options and the limited pool of grantees.
(b)	Calculated using historical volatility of the Company’s common stock over periods commensurate with the expected life of the option.

For the respective years ended December 31, 2018, 2017 and 2016, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements for employees of $21.1 million, $19.6 million and $13.4 million. Additionally for the same periods, the Company also recognized as part of general and administrative expenses costs for share-based awards to non-employee directors of $1.7 million, $1.6 million and $1.4 million, respectively. The aggregate tax benefits for these awards were approximately $3.8 million, $8.7 million and $6.1 million, for the respective periods.

11.     Employee Benefit Plans

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that covers certain of its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The pension plan is noncontributory and benefits are based on an employee’s years of service and “final average earnings,” as defined by the pension plan. The pension plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. The Company also has an unfunded supplemental retirement plan (“Benefit Equalization Plan”) for certain employees whose benefits under the defined benefit pension plan were reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan and Benefit Equalization Plan were frozen; however, the current vested benefit was preserved. Pension disclosure as presented below includes aggregated amounts for both of the Company’s plans, except where otherwise indicated.

The Company historically has used the date of its year-end as its measurement date to determine the funded status of the pension plan.

The long-term investment goals of the Company’s pension plan are to manage the assets in accordance with the legal requirements of all applicable laws; produce investment returns which maximize return within reasonable and prudent levels of risks; and achieve a fully funded status with regard to current pension liabilities. Some risk must be assumed in order to achieve the investment goals. Investments with the ability to withstand short and intermediate term variability are considered and some interim fluctuations in market value and rates of return are tolerated in order to achieve the pension plan’s longer-term objectives.

The pension plan’s assets are managed by a third-party investment manager. The Company monitors investment performance and risk on an ongoing basis.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of net periodic benefit cost is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest cost	$3,496	$3,919	$4,153
Service cost	875	850	600
Expected return on plan assets	(4,302)	(4,358)	(4,803)
Recognized net actuarial losses	2,067	1,897	1,745
Net periodic benefit cost	$2,136	$2,308	$1,695
Actuarial assumptions used to determine net cost:
Discount rate	3.45%	3.90%	4.10%
Expected return on assets	6.00%	6.00%	6.00%
Rate of increase in compensation	N/A	N/A	N/A

The target asset allocation for the Company’s pension plan by asset category for 2019 and the actual asset allocation as of December 31, 2018 and 2017 by asset category are as follows:

	Percentage of Plan Assets as of December 31,
	Target
	Allocation	Actual Allocation
Asset Category	2019	2018	2017
Cash	5%	3%	3%
Equity funds:
Domestic	45	50	41
International	20	27	31
Fixed income funds	30	20	25
Total	100%	100%	100%

As of December 31, 2018 and 2017, pension plan assets included approximately $16.5 million and $30.7 million, respectively, of investments in hedge funds and equity partnerships which do not have readily determinable fair values. The underlying holdings of the funds were comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.

The Company expects to contribute approximately $4.6 million to its defined benefit pension plan in 2019.

Future benefit payments under the plans are estimated as follows:

(in thousands)
Year ended December 31,
2019	$6,810
2020	6,779
2021	6,729
2022	6,669
2023	6,590
2024-2028	31,752
Total	$65,329

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2018 and 2017, and a summary of the funded status as of December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017
Change in Fair Value of Plan Assets
Balance at beginning of year	$71,541	$66,057
Actual return on plan assets	(4,758)	9,224
Company contribution	2,975	2,838
Benefit payments	(6,649)	(6,578)
Balance at end of year	$63,109	$71,541

	Year Ended December 31,
(in thousands)	2018	2017
Change in Benefit Obligations
Balance at beginning of year	$106,218	$103,681
Interest cost	3,496	3,919
Service cost	875	850
Assumption change (gain) loss	(7,056)	3,854
Actuarial (gain) loss	(1,014)	492
Benefit payments	(6,650)	(6,578)
Balance at end of year	$95,869	$106,218

	As of December 31,
(in thousands)	2018	2017
Funded status	$(32,760)	$(34,677)
Net unfunded amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(262)	$(279)
Long-term liabilities	(32,498)	(34,398)
Total net unfunded amount recognized in Consolidated Balance Sheets	$(32,760)	$(34,677)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss consist of net actuarial losses before income taxes of $57.6 million and $58.7 million as of December 31, 2018 and 2017, respectively.

In 2018, net other comprehensive income of $1.1 million consisted of reclassification adjustments for the amortization of previously existing actuarial losses and net actuarial gains arising during the period. In 2017, net other comprehensive income of $2.4 million consisted of reclassification adjustments for the amortization of previously existing actuarial losses and net actuarial gains arising during the period. In 2016, net actuarial losses arising during the year were partially offset by reclassification adjustments for the amortization of previously existing actuarial losses and resulted in net other comprehensive loss of $4.3 million.

The estimated amount of the net accumulated loss (consisting of net actuarial losses) that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 is $1.9 million.

The discount rate used in determining the accumulated post-retirement benefit obligation was 4.1% as of December 31, 2018 and 3.5% as of December 31, 2017. The discount rate used for the accumulated post-retirement obligation was derived using a blend of U.S. Treasury and high-quality corporate bond discount rates.

The expected long-term rate of return on assets assumption was 6.0% for both 2018 and 2017. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the plans’ target asset allocation and full availability of invested assets.

Closely held fund strategies seek to capitalize on inefficiencies identified across different asset classes or markets and include long-short equity and long equity, event-driven, multi-strategy and distressed credit.

Plan assets were measured at fair value. Registered investment companies are public investment vehicles valued using the Net Asset Value (“NAV”) of shares held by the pension plan at year-end. Equity and fixed income funds are valued based on quoted market

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prices in active markets. Closely held funds held by the pension plan, which are only available through private offerings, do not have readily determinable fair values. Estimates of fair value of these funds were determined using the information provided by the fund managers and are generally based on the NAV per share or its equivalent.

The following table sets forth the pension plan assets at fair value in accordance with the fair value hierarchy described in Note 12:

	As of December 31, 2018				As of December 31, 2017
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,587	$—	$—	$7,587	$2,390	$—	$—	$2,390
Fixed income funds	—	2,585	—	2,585	18,031	—	—	18,031
Equity funds	36,436	—	—	36,436	20,372	—	—	20,372
	$44,023	$2,585	$—	$46,608	$40,793	$—	$—	$40,793
Closely held funds(a)
Equity partnerships				5,580				8,711
Hedge fund investments				10,921				22,037
Total closely held funds(a)				16,501				30,748
Total	$44,023	$2,585	$—	$63,109	$40,793	$—	$—	$71,541
(a)

Closely held funds in private investment were comprised of a combination of Level 1, 2 and 3 investments, but were not categorized in the fair value hierarchy because they were measured at NAV using the practical expedient under ASC 820, Fair Value Measurement (“ASC 820”).

The plans have benefit obligations in excess of the fair value of each plan’s assets as follows:

	As of December 31, 2018			As of December 31, 2017
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
(in thousands)	Plan	Plan	Total	Plan	Plan	Total
Projected benefit obligation	$92,816	$3,053	$95,869	$102,806	$3,412	$106,218
Accumulated benefit obligation	$92,816	$3,053	$95,869	$102,806	$3,412	$106,218
Fair value of plans' assets	63,109	—	63,109	71,541	—	71,541
Projected benefit obligation greater than fair value of plans' assets	$29,707	$3,053	$32,760	$31,265	$3,412	$34,677
Accumulated benefit obligation greater than fair value of plans' assets	$29,707	$3,053	$32,760	$31,265	$3,412	$34,677

Section 401(k) Plan

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The cost recognized by the Company for its 401(k) plan was $4.2 million in 2018, $4.2 million in 2017 and $4.0 million in 2016. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined by the plan.

Multiemployer Plans

In addition to the Company’s defined benefit pension and contribution plans discussed above, the Company participates in multiemployer pension plans for its union construction employees. Contributions are based on the hours worked by employees covered under various collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is only liable for its proportionate share of a plan’s unfunded vested liability upon termination, or withdrawal from a plan. The Company currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates and, therefore, has not recognized a liability for its proportionate share of any unfunded vested liabilities associated with these plans.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes key information for the plans that the Company made significant contributions to during the three years ended December 31, 2018:

											Expiration
				FIP/RP							Date of
		Pension Protections Act		Status	Company Contributions						Collective
	EIN/Pension	Zone Status		Pending Or	(amounts in millions)(b)					Surcharge	Bargaining
Pension Fund	Plan Number	2018	2017	Implemented	2018	2017		2016		Imposed	Agreement
The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund	13-6123601/001	Green	Green	N/A	$12.2	$16.0		$15.8	(a)	No	4/30/2019
Carpenters Pension Trust Fund for Northern California	94-6050970	Red	Red	Implemented	4.9	8.2		4.4		No	6/30/2019
Excavators Union Local 731 Pension Fund	13-1809825/002	Green	Green	N/A	4.1	4.3		4.2		No	4/30/2022
Northern California Electrical Workers Pension Plan	94-6062674	Green	Green	N/A	4.1	5.2		1.5		No	5/31/2022
Laborers Pension Trust Fund for Northern California	94-6277608	Green	Yellow	N/A	3.8	6.6		5.6		No	6/30/2019
Steamfitters Industry Pension Fund	13-6149680/001	Green	Green	N/A	3.5	3.9	(a)	3.9	(a)	No	6/30/2020

_____________________________________________________________________________________________________________

(a)	These amounts exceeded 5% of the respective total plan contributions.
(b)

The Company's contributions as a percentage of total plan contributions were not available for the 2018 plan year for any of the above pension funds nor the 2017 plan year for The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund.

In addition to the individually significant plans described above, the Company also contributed approximately $29.3 million in 2018, $27.8 million in 2017 and $48.3 million in 2016 to other multiemployer pension plans.

12.     Fair Value Measurements

The fair value hierarchy established by ASC 820 prioritizes the use of inputs used in valuation techniques into the following three levels:

•     Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities

•     Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs

•     Level 3 inputs are unobservable

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	As of December 31, 2018				As of December 31, 2017
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$116,075	$—	$—	$116,075	$192,868	$—	$—	$192,868
Restricted cash(a)	3,788	—	—	3,788	4,780	—	—	4,780
Restricted investments(b)	—	58,142	—	58,142	—	—	—	—
Investments in lieu of retainage(c)	62,858	1,190	—	64,048	69,891	2,405	—	72,296
Total	$182,721	$59,332	$—	$242,053	$267,539	$2,405	$—	$269,944

(a)Includes money market funds with original maturity dates of three months or less.

(b)During 2018, the Company reclassified its restricted investments from the held-to-maturity category to the available-for-sale category as a result of a change in management’s investment strategy. At the time of the transfer, the securities had an aggregate amortized cost of $60.1 million and an immaterial aggregate unrealized loss. Restricted investments, as of December 31, 2018, consist of investments in corporate debt securities of $30.4 million and U.S. government agency securities of $27.7 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 Assets. As of December 31, 2017, restricted investments consisted of investments in U.S. agency securities of $26.1 million and corporate debt securities of $33.0 million. The amortized cost of these securities at December 31, 2018 and 2017 was not materially different from the fair value.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)

Investments in lieu of retainage are included in retainage receivable and as of December 31, 2018 are comprised of money market funds of $62.9 million and municipal bonds of $1.2 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2017, investments in lieu of retainage consisted of money market funds of $69.9 million and municipal bonds of $2.4 million. The amortized cost of these available-for-sale securities at December 31, 2018 and 2017 was not materially different from the fair value.

The Company did not have material transfers between Levels 1 and 2 during the years ended December 31, 2018 and 2017.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $466.8 million and $537.5 million as of December 31, 2018 and 2017, respectively. The fair value of the Convertible Notes was $184.4 million and $222.2 million as of December 31, 2018 and 2017, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings approximates fair value as of December 31, 2018 and 2017.

13.     Variable Interest Entities

The Company may form joint ventures or partnerships with third parties for the execution of single contracts or projects. In accordance with ASC 810, the Company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. The Company considers a joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the company reassesses its initial determination of whether the joint venture is a VIE.

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

As of December 31, 2018, the Company had unconsolidated VIE-related current assets and liabilities of $4.0 million and $3.8 million, respectively, included in the Company’s Consolidated Balance Sheet. As of December 31, 2017, the Company had unconsolidated VIE-related current assets and liabilities each of $0.8 million, included in the Company’s Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of December 31, 2018.

As of December 31, 2018, the Company’s Consolidated Balance Sheet included current and noncurrent assets of $173.9 million and $51.5 million, respectively, as well as current liabilities of $319.9 million related to the operations of its consolidated VIEs. As of December 31, 2017, the Company’s Consolidated Balance Sheet included current and noncurrent assets of $95.5 million and $11.6 million, respectively, as well as current liabilities of $140.7 million related to the operations of its consolidated VIEs.

Below is a discussion of some of the Company’s more significant or unique VIEs.

The Company established a joint venture to construct the Purple Line Section 2 Extension project, a $1.4 billion mass-transit project in Los Angeles, California. The Company has a 75% interest in the joint venture with the remaining 25% held by O&G Industries, Inc. (“O&G”). The joint venture was initially financed with contributions from the partners and, per the terms of the joint venture agreement, the partners may be required to provide additional capital contributions in the future. The Company has determined that this joint venture is a VIE for which the Company is the primary beneficiary.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also established a joint venture with Parsons Corporation (“Parsons”) to construct the Newark Liberty International Airport Terminal One project, a $1.4 billion transportation infrastructure project in Newark, New Jersey. The Company has an 80% interest in the joint venture with the remaining 20% held by Parsons. The joint venture was initially financed with contributions from the partners and, per the terms of the joint venture agreement, the partners may be required to provide additional capital contributions in the future. The Company has determined that this joint venture is a VIE for which the Company is the primary beneficiary.

14.     Business Segments

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

The Civil segment specializes in public works construction and the replacement and reconstruction of infrastructure. The contracting services provided by the Civil segment include construction and rehabilitation of highways, bridges, tunnels, mass-transit systems, and water management and wastewater treatment facilities.

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

To the extent that a contract is co-managed and co-executed among segments, the Company allocates the share of revenues and costs of the contract to each segment to reflect the shared responsibilities in the management and execution of the project.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2018, 2017 and 2016:

	Reportable Segments
			Specialty	Segment			Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Year ended December 31, 2018
Total revenue	$1,810,232	$1,866,902	$1,006,870	$4,684,004	$—		$4,684,004
Elimination of intersegment revenue	(224,139)	(5,203)	—	(229,342)	—		(229,342)
Revenue from external customers	$1,586,093	$1,861,699	$1,006,870	$4,454,662	$—		$4,454,662
Income (loss) from construction operations(a)	$168,256	$43,939	$43,430	$255,625	$(63,749)	(b)	$191,876
Capital expenditures	$73,866	$1,655	$777	$76,298	$771		$77,069
Depreciation and amortization(c)	$29,685	$1,956	$4,358	$35,999	$11,268		$47,267
Year ended December 31, 2017
Total revenue	$1,856,164	$1,982,857	$1,213,708	$5,052,729	$—		$5,052,729
Elimination of intersegment revenue	(253,989)	(41,532)	—	(295,521)	—		(295,521)
Revenue from external customers	$1,602,175	$1,941,325	$1,213,708	$4,757,208	$—		$4,757,208
Income (loss) from construction operations	$192,207	$34,199	$18,938	$245,344	$(65,867)	(b)	$179,477
Capital expenditures	$27,694	$267	$721	$28,682	$1,598		$30,280
Depreciation and amortization(c)	$33,767	$2,021	$4,699	$40,487	$11,443		$51,930
Year ended December 31, 2016
Total revenue	$1,830,857	$2,146,747	$1,234,272	$5,211,876	$—		$5,211,876
Elimination of intersegment revenue	(161,894)	(76,906)	—	(238,800)	—		(238,800)
Revenue from external customers	$1,668,963	$2,069,841	$1,234,272	$4,973,076	$—		$4,973,076
Income (loss) from construction operations(d)	$172,668	$51,564	$37,908	$262,140	$(60,220)	(b)	$201,920
Capital expenditures	$13,541	$516	$1,005	$15,062	$681		$15,743
Depreciation and amortization(c)	$48,561	$2,186	$5,035	$55,782	$11,520		$67,302

_____________________________________________________________________________________________________________

(a)

During the year ended December 31,  2018, the Company recorded a charge of $17.8 million in income from construction operations (an after-tax impact of $12.8 million, or $0.25 per diluted share), which was primarily non-cash, as a result of the unexpected outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013.

(b)	Consists primarily of corporate general and administrative expenses.
(c)	Depreciation and amortization is included in income from construction operations.
(d)

During the year ended December 31, 2016 the Company recorded net favorable adjustments totaling $3.0 million in income from construction operations (an after-tax impact of $1.8 million, or $0.04 per diluted share) for various Five Star Electric projects in New York in the Specialty Contractors segment. The net impact included material adjustments related to two electrical subcontract projects: a favorable adjustment of $14.0 million for a completed project (an after-tax impact of $8.2 million, or $0.17 per diluted share) and an unfavorable adjustment of $13.8 million for a project that was nearly complete (an after-tax impact of $8.1 million, or $0.16 per diluted share).

The above were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

Total assets by segment are as follows:

	As of December 31,
(in thousands)	2018	2017
Civil	$2,574,326	$2,452,108
Building	913,746	909,207
Specialty Contractors	745,313	767,807
Corporate and other(a)	154,367	135,001
Total assets	$4,387,752	$4,264,123
(a)	Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Information concerning principal geographic areas is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue:
United States	$4,180,206	$4,613,644	$4,802,393
Foreign and U.S. territories	274,456	143,564	170,683
Total revenue	$4,454,662	$4,757,208	$4,973,076

	As of December 31,
(in thousands)	2018	2017
Assets:
United States	$4,225,143	$4,093,673
Foreign and U.S. territories	162,609	170,450
Total assets	$4,387,752	$4,264,123

Reconciliation of Segment Information to Consolidated Amounts

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Income from construction operations	$191,876	$179,477	$201,920
Other income, net	4,256	43,882	6,977
Interest expense	(63,519)	(69,384)	(59,782)
Income before income taxes	$132,613	$153,975	$149,115

15.     Related Party Transactions

The Company leases, at market rates, certain facilities from an entity owned by Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer. Under these leases, the Company paid $3.0 million in 2018 and $2.8 million in both 2017 and 2016, and recognized expense of $3.2 million in each of the three years.

Raymond R. Oneglia, Vice Chairman of O&G, is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. During the three years ended December 31, 2018, the Company had active joint ventures with O&G including two infrastructure projects in the northeastern United States that were completed in 2017 and one to construct the Purple Line Section 2 Extension project in Los Angeles, California in which the Company’s and O&G’s joint venture interests are 75% and 25%, respectively. O&G may provide equipment and services to these joint ventures on customary trade terms; there were no material payments made by these joint ventures to O&G for services and equipment during the years ended December 31, 2018, 2017 and 2016.

Peter Arkley, Senior Managing Director, Construction Services Group, of Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance-related services. The associated expenses for services provided for the years ended December 31, 2018, 2017 and 2016 were $14.7 million, $17.6 million and $8.9 million, respectively. The Company owed Alliant $4.1 million and $0.5 million as of December 31, 2018 and 2017, respectively, for services rendered.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Unaudited Quarterly Financial Data

The following table presents selected unaudited quarterly financial data for each full quarterly period of 2018 and 2017:

(in thousands, except per common share amounts)	First	Second	Third	Fourth
Year Ended December 31, 2018	Quarter	Quarter	Quarter	Quarter
Revenue	$1,028,156	$1,120,085	$1,123,137	$1,183,284
Gross profit	67,068	118,640	111,124	157,621
Income (loss) from construction operations	(925)	54,815	47,306	90,680
Income (loss) before income taxes	(15,210)	39,867	32,804	75,152
Net income (loss)	(10,942)	27,896	25,436	55,391
Net income (loss) attributable to Tutor Perini Corporation	(12,124)	24,883	21,272	49,405
Earnings (loss) per common share:
Basic	$(0.24)	$0.50	$0.43	$0.99
Diluted	$(0.24)	$0.49	$0.42	$0.98

(in thousands, except per common share amounts)	First	Second	Third	Fourth
Year Ended December 31, 2017	Quarter	Quarter	Quarter	Quarter
Revenue	$1,117,361	$1,247,274	$1,199,505	$1,193,068
Gross profit	102,720	102,838	118,251	130,596
Income from construction operations	37,017	34,045	49,072	59,343
Income before income taxes	21,870	52,516	34,396	45,193
Net income	13,764	32,633	25,300	82,847
Net income attributable to Tutor Perini Corporation	13,764	30,096	23,584	80,938
Earnings per common share:
Basic	$0.28	$0.61	$0.47	$1.63
Diluted	$0.27	$0.59	$0.47	$1.60