Form 10-Q
period 2019-03-31
TUTOR PERINI CORP
filed 2019-05-08
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 1-6314

Tutor Perini Corporation

(Exact Name of Registrant as Specified in its Charter)

MASSACHUSETTS	04-1717070
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

15901 OLDEN STREET, SYLMAR, CALIFORNIA	91342-1093
Address of Principal Executive Offices	Zip Code

(818) 362-8391

Registrant’s Telephone Number, Including Area Code

None

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TPC	The New York Stock Exchange

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at May 2, 2019 was 50,180,225.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per common share amounts)	2019	2018
REVENUE	$958,487	$1,028,156
COST OF OPERATIONS	(870,017)	(961,088)
GROSS PROFIT	88,470	67,068
General and administrative expenses	(65,557)	(67,993)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	22,913	(925)
Other income, net	422	780
Interest expense	(16,425)	(15,065)
INCOME (LOSS) BEFORE INCOME TAXES	6,910	(15,210)
Income tax (expense) benefit	(2,188)	4,268
NET INCOME (LOSS)	4,722	(10,942)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,078	1,182
NET LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(356)	$(12,124)
BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.24)
DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.24)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,098	49,814
DILUTED	50,098	49,814

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2019	2018
NET INCOME (LOSS)	$4,722	$(10,942)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	330	381
Foreign currency translation adjustments	348	(1,174)
Unrealized gain (loss) in fair value of investments	673	(85)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,351	(878)

COMPREHENSIVE INCOME (LOSS)	6,073	(11,820)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,180	1,182
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$893	$(13,002)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of March 31,	As of December 31,
(in thousands, except share and per share amounts)	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($38,485 and $43,131 related to VIEs)	$101,482	$116,075
Restricted cash	5,095	3,788
Restricted investments	63,937	58,142
Accounts receivable ($54,791 and $62,482 related to VIEs)	1,347,881	1,261,072
Retainage receivable ($45,618 and $36,724 related to VIEs)	490,132	478,744
Costs and estimated earnings in excess of billings	1,168,675	1,142,295
Other current assets ($33,666 and $30,185 related to VIEs)	124,303	115,527
Total current assets	3,301,505	3,175,643
PROPERTY AND EQUIPMENT (P&E), net of accumulated depreciation of $355,939 and $343,735 (net P&E of $51,128 and $51,508 related to VIEs)	492,929	490,669
GOODWILL	585,006	585,006
INTANGIBLE ASSETS, NET	85,026	85,911
OTHER ASSETS	91,804	50,523
TOTAL ASSETS	$4,556,270	$4,387,752
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,921	$16,767
Accounts payable ($29,210 and $18,070 related to VIEs)	597,498	621,728
Retainage payable	221,028	211,956
Billings in excess of costs and estimated earnings ($244,617 and $263,764 related to VIEs)	579,000	573,190
Accrued expenses and other current liabilities ($35,851 and $34,828 related to VIEs)	173,827	174,325
Total current liabilities	1,583,274	1,597,966
LONG-TERM DEBT, less current maturities, net of unamortized discounts and debt issuance costs totaling $32,185 and $34,998	886,705	744,737
DEFERRED INCOME TAXES	106,113	105,521
OTHER LONG-TERM LIABILITIES	184,999	151,639
TOTAL LIABILITIES	2,761,091	2,599,863
COMMITMENTS AND CONTINGENCIES (NOTE 10)
EQUITY
Stockholders' Equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 50,180,225 and 50,025,996 shares	50,180	50,026
Additional paid-in capital	1,105,184	1,102,919
Retained earnings	701,325	701,681
Accumulated other comprehensive loss	(44,200)	(45,449)
Total stockholders' equity	1,812,489	1,809,177
Noncontrolling interests	(17,310)	(21,288)
TOTAL EQUITY	1,795,179	1,787,889
TOTAL LIABILITIES AND EQUITY	$4,556,270	$4,387,752

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$4,722	$(10,942)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	12,831	9,301
Amortization of intangible assets	886	886
Share-based compensation expense	5,506	6,081
Change in debt discounts and deferred debt issuance costs	3,174	2,927
Deferred income taxes	142	186
(Gain) loss on sale of property and equipment	(107)	1,471
Changes in other components of working capital	(154,192)	(84,272)
Other long-term liabilities	2,177	1,139
Other, net	76	(180)
NET CASH USED IN OPERATING ACTIVITIES	(124,785)	(73,403)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(14,412)	(19,970)
Proceeds from sale of property and equipment	201	3,303
Investment in securities	(8,357)	(3,288)
Proceeds from maturities and sales of investments in securities	3,324	3,007
NET CASH USED IN INVESTING ACTIVITIES	(19,244)	(16,948)

Cash Flows from Financing Activities:
Proceeds from debt	394,000	665,000
Repayment of debt	(259,691)	(586,559)
Cash payments related to share-based compensation	(2,364)	(2,308)
Distributions paid to noncontrolling interests	(4,000)	(5,000)
Contributions from noncontrolling interests	2,798	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	130,743	71,133

Net decrease in cash, cash equivalents and restricted cash	(13,286)	(19,218)
Cash, cash equivalents and restricted cash at beginning of period	119,863	197,648
Cash, cash equivalents and restricted cash at end of period	$106,577	$178,430

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 may not be indicative of the results that will be achieved for the full year ending December 31, 2019.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 31, 2019 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated.

(2)     Recent Accounting Pronouncements

New accounting pronouncements adopted by the Company during the three months ended March 31, 2019 are discussed below.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” adopting amendments to certain disclosure rules that were redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, GAAP or changes in the information environment. The amendments expanded the disclosure requirements relating to the analysis of equity for interim financial statements. Under the amendments, an analysis of the changes in each caption of stockholders’ equity and noncontrolling interests presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance of each period for which a statement of earnings is required to be filed. The final rule was effective on November 5, 2018. The Company adopted the final rule effective for the first quarter of 2019. The adoption of the final rule did not have an impact on the Company’s consolidated financial position or results of operations. See Note 15, Changes in Equity, for the new required disclosures.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASC 842”). ASC 842 amends the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases. This ASU requires, among other things, the recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases currently classified as operating leases. ASC 842 allowed companies to adopt the new standard by applying either a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard using the optional transition method. Under this method, financial results reported in periods prior to 2019 are unchanged. The Company elected the package of practical expedients which provides relief from having to reassess (1) whether any expired or existing contracts contain leases, (2) lease classification (as operating or financing) for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also elected to separate non-lease components from lease components. Based on the Company’s evaluation of ASC 842, the adoption on January 1, 2019 resulted in an increase of $43.3 million to its assets and liabilities on the Condensed Consolidated Balance Sheets with no impact to its results of operations or cash flows.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The effects of the changes made to the Company’s January 1, 2019 consolidated balance sheet for the adoption of ASC 842 were as follows:

BALANCE SHEET	Balance as of	Adjustments due to	Balance as of
(in thousands)	December 31, 2018(a)	ASC 842	January 1, 2019
ASSETS
Other assets(b)	$50,523	$43,273	$93,796

LIABILITIES
Accrued expenses and other current liabilities(b)	$174,325	$11,569	$185,894
Other long-term liabilities(b)	151,639	31,704	183,343

(a)	Balance as previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(b)	Prior to the adoption of ASC 842, operating lease ROU assets and current and long-term operating lease liabilities were not recorded on the Condensed Consolidated Balance Sheets.

In accordance with the new lease standard requirements, the impacts of adoption on the Condensed Consolidated Balance Sheet were as follows:

	As of March 31, 2019
		Balance Without
BALANCE SHEET		Adoption of	Effect of
(in thousands)	As Reported	ASC 842	Change
ASSETS
Other assets(a)	$91,804	$49,916	$41,888

LIABILITIES
Accrued expenses and other current liabilities(a)	$173,827	$162,383	$11,444
Other long-term liabilities(a)	184,999	154,555	30,444

(a)	Prior to the adoption of ASC 842, operating lease ROU assets and current and long-term operating lease liabilities were not recorded on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2019, the new requirements of ASC 842 did not have an impact on the Company’s results of operations or cash flows.

(3)     Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Civil segment revenue by end market:
Mass transit	$146,250	$150,126
Bridges	69,307	62,811
Highways	41,043	17,257
Tunneling	34,940	8,701
Other	41,954	24,219
Total Civil segment revenue	$333,494	$263,114

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Building segment revenue by end market:
Commercial and industrial facilities	$109,353	$173,747
Health care facilities	80,227	75,081
Municipal and government	61,962	50,452
Hospitality and gaming	47,957	81,765
Education facilities	42,528	32,482
Mixed use	36,627	41,777
Mass transit	29,177	—
Other	25,635	34,937
Total Building segment revenue	$433,466	$490,241

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Specialty Contractors segment revenue by end market:
Mass transit	$81,394	$75,182
Commercial and industrial facilities	44,023	39,339
Health care facilities	11,652	16,365
Education facilities	11,580	25,304
Multi-unit residential	11,389	23,089
Mixed use	10,669	47,857
Transportation	6,435	33,985
Other	14,385	13,680
Total Specialty Contractors segment revenue	$191,527	$274,801

	Three Months Ended March 31, 2019
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$257,107	$144,686	$97,071	$498,864
Federal agencies	23,158	40,151	7,769	71,078
Private owners	53,229	248,629	86,687	388,545
Total revenue	$333,494	$433,466	$191,527	$958,487

	Three Months Ended March 31, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$226,351	$115,986	$106,320	$448,657
Federal agencies	9,855	44,311	18,723	72,889
Private owners	26,908	329,944	149,758	506,610
Total revenue	$263,114	$490,241	$274,801	$1,028,156

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended March 31, 2019
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$242,867	$114,359	$155,264	$512,490
Guaranteed maximum price	2,233	207,131	3,606	212,970
Unit price	84,878	5,228	19,003	109,109
Cost plus fee and other	3,516	106,748	13,654	123,918
Total revenue	$333,494	$433,466	$191,527	$958,487

	Three Months Ended March 31, 2018
			Specialty
(in thousands)	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$183,904	$79,001	$247,424	$510,329
Guaranteed maximum price	5,072	262,028	15,579	282,679
Unit price	68,754	8,816	6,658	84,228
Cost plus fee and other	5,384	140,396	5,140	150,920
Total revenue	$263,114	$490,241	$274,801	$1,028,156

Changes in Contract Estimates that Impact Revenue

Changes to the total estimated contract revenue or cost, either due to unexpected events or revisions to management’s initial estimates, for a given project are recognized in the period in which they are determined. Net revenue recognized during the three month periods ended March 31, 2019 and 2018 related to performance obligations satisfied (or partially satisfied) in prior periods was immaterial.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2019, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.5 billion, $2.0 billion and $1.8 billion for the Civil, Building and Specialty Contractors segments, respectively. As of March 31, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.5 billion, $2.2 billion and $1.8 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

(4)     Contract Assets and Liabilities

The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Retainage receivable	$490,132	$478,744
Costs and estimated earnings in excess of billings:
Claims	740,844	698,274
Unapproved change orders	362,273	354,000
Other unbilled costs and profits	65,558	90,021
Total costs and estimated earnings in excess of billings	1,168,675	1,142,295
Capitalized contract costs	41,973	37,404
Total contract assets	$1,700,780	$1,658,443

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

Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: 1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or 2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 10, Commitments and Contingencies, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones.

Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three months ended March 31, 2019 and 2018, $5.7 million and $4.1 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Retainage payable	$221,028	$211,956
Billings in excess of costs and estimated earnings	579,000	573,190
Total contract liabilities	$800,028	$785,146

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

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three months ended March 31, 2019 and 2018 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $301.0 million and $222.9 million, respectively.

(5)     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Cash and cash equivalents available for general corporate purposes	$37,268	$51,749
Joint venture cash and cash equivalents	64,214	64,326
Cash and cash equivalents	101,482	116,075
Restricted cash	5,095	3,788
Total cash, cash equivalents and restricted cash	$106,577	$119,863

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

(6)     Earnings Per Common Share (EPS)

Basic EPS and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 8, Financial Commitments. In accordance with ASC 260, Earnings Per Share (“ASC 260”), the settlement of the principal amount of the Convertible Notes has no impact on diluted EPS because the Company has the intent and ability to settle the principal amount in cash. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

	Three Months Ended March 31,
(in thousands, except per common share data)	2019	2018
Net loss attributable to Tutor Perini Corporation	$(356)	$(12,124)

Weighted-average common shares outstanding, basic	50,098	49,814
Effect of dilutive restricted stock units and stock options	—	—
Weighted-average common shares outstanding, diluted	50,098	49,814

Net loss attributable to Tutor Perini Corporation per common share:
Basic	$(0.01)	$(0.24)
Diluted	$(0.01)	$(0.24)

Anti-dilutive securities not included above	4,518	4,507

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

All restricted stock units and stock options that were outstanding during the three months ended March 31, 2019 and 2018 were excluded from weighted-average diluted shares outstanding for the periods, as the shares would have an anti-dilutive effect on the net losses. Since the Company has the intent and ability to settle the principal amount of the Convertible Notes in cash, per ASC 260, the settlement of the principal amount was excluded from the calculation of diluted EPS.

(7)     Income Taxes

The Company’s effective income tax rate was 31.7% for the three months ended March 31, 2019 and 28.1% for the three months ended March 31, 2018. The effective tax rate for the 2019 period was impacted by immaterial unfavorable nonrecurring items recognized during the period. In addition, the effective tax rates for both periods primarily reflect increases due to state income taxes and decreases due to impacts of earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company.

(8)     Financial Commitments

Long-Term Debt

Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
2017 Senior Notes	$493,726	$493,521
2017 Credit Facility	181,500	41,000
Convertible Notes	174,089	171,481
Equipment financing and mortgages	46,454	50,904
Other indebtedness	2,857	4,598
Total debt	898,626	761,504
Less: Current maturities	11,921	16,767
Long-term debt, net	$886,705	$744,737

The following table reconciles the outstanding debt balance to the reported debt balances as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019			As of December 31, 2018
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(6,274)	$493,726	$500,000	$(6,479)	$493,521
Convertible Notes	200,000	(25,911)	174,089	200,000	(28,519)	171,481

The unamortized issuance costs related to the 2017 Credit Facility were $4.4 million and $4.8 million as of March 31, 2019 and December 31, 2018, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets.

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

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Facility, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased by 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 5.28% during the three months ended March 31, 2019.

The 2017 Credit Facility contains customary covenants for credit facilities of this type, including maximum consolidated leverage ratios ranging from 4.00:1.00 to 3.25:1.00 over the life of the facility and a minimum consolidated fixed charge coverage ratio of 1.25:1.00. On May 7, 2019, certain provisions of the 2017 Credit Facility were amended, including setting the maximum leverage ratio at 3.50:1.00 for the remainder of its term, thus eliminating the step down from 3.50:1:00 to 3.25:1.00. Substantially all of the Company’s subsidiaries unconditionally guarantee the obligations of the Company under the 2017 Credit Facility; additionally, the obligations are secured by a lien on all personal property of the Company and its subsidiaries guaranteeing these obligations.

As of March 31, 2019, there was $169 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of March 31, 2019.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of March 31, 2019, the conversion provisions of the Convertible Notes have not been triggered.

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,594
Interest on 2017 Credit Facility	2,645	1,349
Interest on Convertible Notes	1,438	1,438
Other interest	574	757
Total cash interest expense	13,251	12,138

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	2,608	2,376
Amortization of debt issuance costs on 2017 Credit Facility	361	360
Amortization of debt issuance costs on 2017 Senior Notes	205	191
Total non-cash interest expense	3,174	2,927

Total interest expense	$16,425	$15,065

(a)

The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the three months ended March 31, 2019.

(9)     Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2019, the Company’s operating leases have remaining lease terms ranging from less than one year to 10 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in other assets, while current and long-term operating lease liabilities are included in accrued expenses and other current liabilities, and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet as of March 31, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents components of lease expense for the three months ended March 31, 2019:

Three Months Ended
(in thousands)	March 31, 2019
Operating lease expense	$3,781
Short-term lease expense(a)	16,571
20,352
Less: Sublease income	259
Total lease expense	$20,093

(a)

Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

The following table presents supplemental balance sheet information related to operating leases as of March 31, 2019:

		As of March 31,
(dollars in thousands)	Balance Sheet Line Item	2019
Assets
ROU assets	Other assets	$41,977
Total lease assets		$41,977
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$11,598
Long-term lease liabilities	Other long-term liabilities	33,341
Total lease liabilities		$44,939
Weighted-average remaining lease term (in years)		5.1
Weighted-average discount rate		5.82%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the three months ended March 31, 2019:

Three Months Ended
(in thousands)	March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(3,765)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$1,798

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2019:

Year (in thousands)	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$10,513
2020	10,871
2021	7,636
2022	6,567
2023	5,587
Thereafter	11,662
Total lease payments	52,836
Less: Imputed interest	7,897
Total	$44,939

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

As of December 31, 2018, future minimum lease payments under long-term non-cancelable operating leases as classified under ASC 840 were as follows:

Year (in thousands)	Operating Leases
2019	$14,039
2020	10,706
2021	7,464
2022	6,567
2023	5,587
Thereafter	11,662
56,025
Less: Sublease rental agreements	1,398
Total	$54,627

(10)     Commitments and Contingencies

The Company and certain of its subsidiaries are involved in litigation and other legal proceedings and forms of dispute resolution in the ordinary course of business, including but not limited to disputes over contract payment and/or performance-related issues (such as disagreements regarding delay or a change in the scope of work of a project and/or the price associated with that change) and other matters incidental to the Company’s business. In accordance with ASC 606, the Company makes assessments of these types of matters on a routine basis and, to the extent permitted by ASC 606, estimates and records recovery related to these matters as a form of variable consideration at the most likely amount the Company expects to receive, as discussed further in Note 4, Contract Assets and Liabilities.  In addition, the Company is contingently liable for litigation, performance guarantees and other commitments arising in the ordinary course of business, which are accounted for in accordance with ASC 450, Contingencies. Management reviews these matters regularly and updates or revises its estimates from time to time as warranted by subsequent information and developments.  These assessments require judgments concerning matters that are inherently uncertain, such as litigation developments and outcomes, the anticipated outcome of negotiations and the estimated cost of resolving disputes.  Consequently, these assessments are estimates, and actual amounts may vary from such estimates. In addition, because such matters are typically resolved over long periods of time, the Company’s assets and liabilities may change over time should the circumstances dictate. Management believes that, based on current information and discussions with the Company’s legal counsel, the ultimate resolution of these matters is not expected to have a material effect on the Company’s consolidated financial position.

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

In March 2011, the Company opened a case with the New York State Court of Claims against NYSDOT related to the LIE Project. In May 2011, NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of NYSDOT, which resulted in an amount of $0.5 million payable to the Company and formally closed out the project allowing the Company to re-file its claim. In March 2012, the Company filed its formal Verified Claim seeking $50.7 million in damages. In May 2012, NYSDOT served its answer and asserted counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to alleged violations of the disadvantaged business enterprise (“DBE”) requirements for the project. The Court subsequently ruled that NYSDOT’s counterclaims may only be asserted as a defense and offset to the Company’s claims and not as affirmative claims. In November 2014, the Appellate Division First Department affirmed the dismissal of NYSDOT’s affirmative counterclaims. In June 2018, following additional summary judgment motions, the Court granted the Company’s motion to dismiss NYSDOT’s affirmative defenses, which eliminated the use of NYSDOT’s counterclaims of $151 million as a defense to the claims of the Company. In October 2018, NYSDOT filed a notice of appeal. A trial date for the appeal has not been set.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the consolidated financial statements at that time. As of March 31, 2019, the Company has also concluded that the potential for a material adverse financial impact due to NYSDOT’s counterclaims is remote.

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

On April 25, 2019, DMI and Fisk agreed to a settlement in the Nevada Action with another Statutory Lienholder, who has guaranteed payment on account of their claims. The settlement amount will be paid when the Bankruptcy Court distributes the Net Statutory Lienholder Proceeds to the Statutory Lienholders, which is expected to occur later in 2019. The settlement had no material impact on the consolidated financial statements.

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

As of March 31, 2019, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The construction of the large diameter bored tunnel required the use of a tunnel boring machine (“TBM”). In December 2013, the TBM struck a steel pipe, installed by WSDOT as a well casing for an exploratory well. The TBM was damaged and was required to be repaired. STP has asserted that the steel pipe casing was a differing site condition that WSDOT failed to properly disclose. The Disputes Review Board mandated by the contract to hear disputes issued a decision finding the steel casing was a Type I differing site condition. WSDOT has not accepted that finding.

The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief concerning contract interpretation, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. STP is also asserting extra-contractual and statutory claims against the Insurers. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi Zosen (“Hitachi”), the manufacturer of the TBM, has also joined the case as a plaintiff for costs incurred to repair the damages to the TBM. In September 2018, rulings received on pre-trial motions effectively limited potential recovery under the Policy for STP, WSDOT and Hitachi. However, on December 19, 2018, the Court of Appeal granted the Company’s request for a discretionary appeal of those rulings. The appeal is expected to be heard in the second half of 2019. STP submitted damages to the Insurers in the King County lawsuit in the amount of $532 million. STP is also seeking these damages from WSDOT and Hitachi related to the pipe-strike by the TBM in a related lawsuit in Thurston County (see following paragraph).

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court for breach of contract alleging STP’s delays and failure to perform, seeking $57.2 million in damages and seeking declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi seeking damages of $667 million. Trial is scheduled for October 2019.

As of March 31, 2019, the Company has concluded that the potential for a material adverse financial impact due to the Insurers’ denial of coverage and WSDOT’s legal actions is neither probable nor remote, and the potential loss or range of loss is not reasonably estimable. With respect to STP’s claims against the Insurers, WSDOT and Hitachi, management has included an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings recorded to date. To the extent new facts become known or the final recoveries vary from the estimate, the impact of the change will be reflected in the financial statements at that time.

(11)     Share-Based Compensation

As of March 31, 2019, there were 901,834 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the first three months of 2019 and 2018, the Company issued the following share-based instruments: (1) restricted stock units totaling 175,000 and 514,000 with weighted-average fair values per share of $20.41 and $26.49, respectively; (2) stock options totaling 85,000 and 479,000 with weighted-average fair values per share of $7.57 and $11.82, respectively, and weighted-average per share exercise prices of $25.62 and $24.53, respectively. The Company issued 10,000 unrestricted stock units with a weighted-average fair value per share of $25.40 during the three months ended March 31, 2018; no unrestricted stock units were issued in the first quarter of 2019.

The fair value of restricted and unrestricted stock units is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of stock options granted during the first three months of 2019 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 5.4 years, (ii) expected volatility of 36.63%, (iii) risk-free rate of 2.66%, and (iv) no quarterly dividends. For certain performance-based awards containing market condition components, the fair value on the grant date is determined using a Monte Carlo simulation model.

For the three months ended March 31, 2019 and 2018, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $5.5 million and $6.1 million, respectively. As of March 31, 2019, the balance of unamortized share-based compensation expense was $26.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(12)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth a summary of the net periodic benefit cost for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Interest cost	$948	$883
Expected return on plan assets	(1,043)	(1,077)
Amortization of net loss	463	513
Other	225	213
Net periodic benefit cost	$593	$532

The Company contributed $0.7 million and $0.8 million to its defined benefit pension plan during the three-month periods ended March 31, 2019 and 2018, respectively, and expects to contribute an additional $3.9 million by the end of 2019.

(13)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•	Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•	Level 3 inputs are unobservable

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019				As of December 31, 2018
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$101,482	$—	$—	$101,482	$116,075	$—	$—	$116,075
Restricted cash(a)	5,095	—	—	5,095	3,788	—	—	3,788
Restricted investments(b)	—	63,937	—	63,937	—	58,142	—	58,142
Investments in lieu of retainage(c)	66,933	1,254	—	68,187	62,858	1,190	—	64,048
Total	$173,510	$65,191	$—	$238,701	$182,721	$59,332	$—	$242,053

(a)	Includes money market funds with original maturity dates of three months or less.
(b)

Restricted investments, as of March 31, 2019, consist of investments in corporate debt securities of $35.6 million and U.S. government agency securities of $28.3 million with maturities up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2018, restricted investments consisted of investments in corporate debt securities of $30.4 million and U.S. government agency securities of $27.7 million. The amortized cost of these securities at March 31, 2019 and December 31, 2018 was not materially different from the fair value.

(c)

Investments in lieu of retainage are included in retainage receivable and as of March 31, 2019 are comprised of money market funds of $66.9 million and municipal bonds of $1.3 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2018, investments in lieu of retainage consisted of money market funds of $62.9 million and municipal bonds of $1.2 million. The amortized cost of these available-for-sale securities at March 31, 2019 and December 31, 2018 was not materially different from the fair value.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $501.5 million and $466.8 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of the Convertible Notes was $191.9 million and $184.4 million as of March 31, 2019 and December 31, 2018, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings approximates fair value as of March 31, 2019 and December 31, 2018.

(14)     Variable Interest Entities (VIEs)

The Company may form joint ventures or partnerships with third parties for the execution of projects. In accordance with ASC 810, Consolidation (“ASC 810”), the Company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. The Company considers a joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether the joint venture is a VIE.

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

As of March 31, 2019, the Company had unconsolidated VIE-related current assets and liabilities of $0.8 million and $0.5 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company had unconsolidated VIE-related current assets and liabilities of $4.0 million and $3.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of March 31, 2019.

As of March 31, 2019, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $172.6 million and $53.6 million, respectively, as well as current liabilities of $314.3 million related to the operations of its consolidated VIEs. As of December 31, 2018, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $173.9 million and $51.5 million, respectively, as well as current liabilities of $319.9 million related to the operations of its consolidated VIEs.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(15)     Changes in Equity

A reconciliation of the changes in equity for the three months ended March 31, 2019 and 2018 is provided below:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - December 31, 2018	$50,026	$1,102,919	$701,681	$(45,449)	$(21,288)	$1,787,889
Net income (loss)	—	—	(356)	—	5,078	4,722
Other comprehensive income	—	—	—	1,249	102	1,351
Share-based compensation	—	4,783	—	—	—	4,783
Issuance of common stock, net	154	(2,518)	—	—	—	(2,364)
Contributions from noncontrolling interests	—	—	—	—	2,798	2,798
Distributions to noncontrolling interests	—	—	—	—	(4,000)	(4,000)
Balance - March 31, 2019	$50,180	$1,105,184	$701,325	$(44,200)	$(17,310)	$1,795,179

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - December 31, 2017	$49,781	$1,084,205	$622,007	$(42,718)	$(8,495)	$1,704,780
Cumulative effect of accounting change	—	—	(3,684)	—	(1,763)	(5,447)
Net income (loss)	—	—	(12,124)	—	1,182	(10,942)
Other comprehensive loss	—	—	—	(878)	—	(878)
Share-based compensation	—	5,399	—	—	—	5,399
Issuance of common stock, net	132	(2,440)	—	—	—	(2,308)
Distributions to noncontrolling interests	—	—	—	—	(5,000)	(5,000)
Balance - March 31, 2018	$49,913	$1,087,164	$606,199	$(43,596)	$(14,076)	$1,685,604

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)     Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation and change in fair value of investments as components of accumulated other comprehensive income (loss) (“AOCI”).

The tax effects of the components of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$463	$(133)	$330	$532	$(151)	$381
Foreign currency translation adjustments	479	(131)	348	(1,638)	464	(1,174)
Unrealized gain (loss) in fair value of investments	858	(185)	673	(119)	34	(85)
Total other comprehensive income (loss)	1,800	(449)	1,351	(1,225)	347	(878)
Less: Other comprehensive income attributable to noncontrolling interests(a)	102	—	102	—	—	—
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$1,698	$(449)	$1,249	$(1,225)	$347	$(878)
(a)	The only component of other comprehensive income attributable to noncontrolling interests is foreign currency translation.

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2018	$(38,670)	$(6,315)	$(464)	$(45,449)
Other comprehensive income before reclassifications	—	246	665	911
Amounts reclassified from AOCI	330	—	8	338
Total other comprehensive income	330	246	673	1,249
Balance as of March 31, 2019	$(38,340)	$(6,069)	$209	$(44,200)

	Three Months Ended March 31, 2018
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2017	$(39,441)	$(3,591)	$314	$(42,718)
Other comprehensive loss before reclassifications	—	(1,174)	(85)	(1,259)
Amounts reclassified from AOCI	381	—	—	381
Total other comprehensive income (loss)	381	(1,174)	(85)	(878)
Balance as of March 31, 2018	$(39,060)	$(4,765)	$229	$(43,596)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(17)     Business Segments

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

The Building segment has significant experience providing services for private and public works customers in a number of specialized building markets, including: high-rise residential, hospitality and gaming, transportation, health care, commercial and government offices, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and technology.

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

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2019 and 2018:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended March 31, 2019
Total revenue	$383,622	$436,243	$191,527	$1,011,392	$—		$1,011,392
Elimination of intersegment revenue	(50,128)	(2,777)	—	(52,905)	—		(52,905)
Revenue from external customers	$333,494	$433,466	$191,527	$958,487	$—		$958,487
Income (loss) from construction operations	$41,745	$3,133	$(7,488)	$37,390	$(14,477)	(a)	$22,913
Capital expenditures	$14,012	$55	$123	$14,190	$222		$14,412
Depreciation and amortization(b)	$9,370	$503	$1,064	$10,937	$2,780		$13,717

Three Months Ended March 31, 2018
Total revenue	$325,400	$490,617	$274,801	$1,090,818	$—		$1,090,818
Elimination of intersegment revenue	(62,286)	(376)	—	(62,662)	—		(62,662)
Revenue from external customers	$263,114	$490,241	$274,801	$1,028,156	$—		$1,028,156
Income (loss) from construction operations(c)	$2,839	$6,425	$7,235	$16,499	$(17,424)	(a)	$(925)
Capital expenditures	$19,196	$278	$419	$19,893	$77		$19,970
Depreciation and amortization(b)	$5,756	$481	$1,112	$7,349	$2,838		$10,187

(a)	Consists primarily of corporate general and administrative expenses.
(b)	Depreciation and amortization is included in income (loss) from construction operations.
(c)

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Income (loss) from construction operations	$22,913	$(925)
Other income, net	422	780
Interest expense	(16,425)	(15,065)
Income (loss) before income taxes	$6,910	$(15,210)

Total assets by segment were as follows:

	As of	As of
(in thousands)	March 31, 2019	December 31, 2018
Civil	$2,606,842	$2,574,326
Building	936,099	913,746
Specialty Contractors	744,509	745,313
Corporate and other(a)	268,820	154,367
Total assets	$4,556,270	$4,387,752

(a)	Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position as of March 31, 2019 and the results of our operations for the three months ended March 31, 2019 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part 1, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2018, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

•	Revisions of estimates of contract risks, revenue or costs; the timing of new awards; or the pace of project execution may result in losses or lower than anticipated profit;
•

Unfavorable outcomes of existing or future litigation or dispute resolution proceedings against project owners, subcontractors or suppliers, as well as failure to promptly recover significant working capital invested in projects subject to such matters;

•	The requirement to perform extra, or change order, work resulting in disputes or claims or adversely affecting our working capital, profits and cash flows;
•	A significant slowdown or decline in economic conditions;
•	Risks and other uncertainties associated with assumptions and estimates used to prepare financial statements;
•	Client cancellations of, or reductions in scope under, contracts reported in our backlog;
•	Increased competition and failure to secure new contracts;
•

Failure to meet contractual schedule requirements, which could result in higher costs and reduced profits or, in some cases, exposure to financial liability for liquidated damages and/or damages to customers;

•	Impairment of our goodwill or other indefinite-lived intangible assets;
•	Failure to meet our obligations under our debt agreements;
•	Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;
•	Inability to retain key members of our management, to hire and retain personnel required to complete projects or implement succession plans for key officers;
•	Decreases in the level of government spending for infrastructure and other public projects;
•	Possible systems and information technology interruptions, including due to cyberattack, systems failures or other similar events;
•	The impact of inclement weather conditions on projects;
•	Failure to comply with laws and regulations related to government contracts;
•	Conversion of our outstanding Convertible Notes that could dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock;
•	Potential dilutive impact of our Convertible Notes in our diluted earnings per share calculation; and
•

Economic, political and other risks, including civil unrest, security issues, labor conditions, corruption and other unforeseeable events in countries where we do business, resulting in unanticipated losses.

Executive Overview

Consolidated revenue for the three months ended March 31, 2019 was $958.5 million compared to $1.0 billion for the same period in 2018. The decrease was primarily driven by reduced project execution activities on certain Building segment projects in California, including a large technology project that completed in 2018, and on certain electrical projects in California, New York and Washington within the Specialty Contractors segment that are complete or nearing completion. Adverse weather that impacted certain projects primarily in California and the Midwest also contributed to the revenue decrease. The decrease was partially offset by increased activities on certain newer Civil segment projects and a Building segment technology project in California that are ramping up.

Income from construction operations for the three months ended March 31, 2019 was $22.9 million compared to a loss of $0.9 million for the same period in 2018. The increase was principally due to the absence of a prior-year pre-tax charge totaling $17.8 million, which was attributable to the unexpected outcome of an arbitration decision on a completed Civil segment project in New York.

Income tax expense was  $2.2 million reflecting an effective tax rate of 31.7% for the three months ended March 31, 2019 compared to an income tax benefit of $4.3 million and an effective tax rate of 28.1% for the comparable period in 2018. See Corporate, Tax and Other Matters below for a detailed discussion of the changes in the effective tax rate.

The loss per share for the three months ended March 31, 2019 was $0.01 compared to $0.24 for the three months ended March 31, 2018. The reduction in loss per share was primarily due to the factors discussed above that resulted in increased income from construction operations.

Consolidated new awards for the three months ended March 31, 2019 totaled $3.2 billion compared to $2.2 billion for the same period in 2018. The Civil and Building segments were the primary contributors to the new award activity in the first quarter of 2019.

Consolidated backlog as of March 31, 2019 was $11.6 billion, an increase of 25%, compared to $9.3 billion at December 31, 2018. The backlog growth was attributable to a large volume of new Civil and Building segment awards, including the $1.4 billion Purple Line Section 3 Stations project in California, the Choctaw Casino and Resort project in Oklahoma, a large hospitality and gaming project in California, the $253 million Culver Line Communications-Based Train Control project in New York and the $200 million Southland Gaming Casino and Hotel project in Arkansas. As of March 31, 2019, the mix of backlog by segment was approximately 56% for Civil, 26% for Building and 18% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2018 to March 31, 2019:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2018	Awards(a)	Recognized	March 31, 2019(b)
Civil	$5,141.9	$1,697.5	$(333.5)	$6,505.9
Building	2,333.1	1,069.3	(433.5)	2,968.9
Specialty Contractors	1,821.7	479.3	(191.5)	2,109.5
Total	$9,296.7	$3,246.1	$(958.5)	$11,584.3

(a)	New awards consist of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(b)

Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place).

The outlook for our Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, although the pace of growth could be moderated by project delays or the timing of project completions and project ramp-up activities. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments and limited competition for some of the largest project opportunities. In recent years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. In addition, the Trump Administration and various congressional leaders continue to propose a significant federal infrastructure investment program, which is now estimated to be $2 trillion. Furthermore, several large, long-duration civil infrastructure programs with which we are already involved are progressing, such as the Purple Line Extension projects in Los Angeles. Finally, while interest rates have climbed modestly from their historical low levels, they remain relatively low and generally favorable to sustain continued demand and spending by customers.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see Results of Segment Operations,  Corporate, Tax and Other Matters and Liquidity and Capital Resources below.

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Revenue	$333.5	$263.1
Income from construction operations	41.8	2.8

Revenue for the three months ended March 31, 2019 increased 27% compared to the same period in 2018. The growth was primarily due to the ramp-up of project execution activities on several newer projects, partially offset by a net reduction of activities on certain mass-transit projects in New York.

Income from construction operations increased substantially for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to the absence of the above-mentioned prior-year pre-tax charge totaling $17.8 million, the factors mentioned above that drove the revenue increase and improved contributions from a project in California.

Operating margin was 12.5% for the three months ended March 31, 2019 compared to 1.1% for the same period in 2018. The margin increase was primarily attributable to the factors mentioned above that drove the change in income from construction operations.

New awards in the Civil segment totaled $1.7 billion for the three months ended March 31, 2019 compared to $620 million for the same period in 2018. New awards in the first quarter of 2019 included the $1.4 billion Purple Line Section 3 Stations project in California and the $253 million Culver Line Communications-Based Train Control project in New York.

Backlog for the Civil segment was $6.5 billion as of March 31, 2019, up 45% compared to $4.5 billion as of March 31, 2018. The increase was driven primarily by the two new awards mentioned above, which highlight the strong market demand for investments in mass-transit infrastructure. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.

Building Segment

Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Revenue	$433.5	$490.2
Income from construction operations	3.1	6.4

Revenue for the three months ended March 31, 2019 decreased 12% compared to the same period in 2018. The decrease was primarily due to reduced project execution activities on certain completed projects in California, with the biggest contributor being a large technology project that was finished in 2018. The decrease was partially offset by the ramp-up and progress towards completion of another technology project in California, though the ramp-up and progress on this project, as well as on another project also in California, was limited by adverse weather.

Income from construction operations for the three months ended March 31, 2019 decreased 52% compared to the same period in 2018. The decrease was primarily due to the factors mentioned above that drove the change in volume, along with positive contributions from a project in California that was nearing completion in 2018.

Operating margin was 0.7% for the three months ended March 31, 2019 compared to 1.3% for the same period in 2018. The margin decrease was mostly attributable to the above-mentioned factors that drove the change in income from construction operations.

New awards in the Building segment totaled $1.1 billion for the three months ended March 31, 2019, up slightly from the same period in 2018. New awards in the first quarter of 2019 included the Choctaw Casino and Resort project in Oklahoma, a large hospitality and gaming project in California and the $200 million Southland Gaming Casino and Hotel project in Arkansas.

Backlog for the Building segment was $3.0 billion as of March 31, 2019, up 33% compared to $2.2 billion as of March 31, 2018. The increase was driven by the awards of above-mentioned projects, which reflect customer confidence in investments in new hospitality and gaming developments. The Building segment continues to have a large volume of prospective projects, some of which have already been bid and are expected to be selected and awarded by customers in 2019. Strong demand is expected to continue due to ongoing customer spending supported by a still favorable interest rate environment.

Specialty Contractors Segment

Revenue and income from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Revenue	$191.5	$274.8
Income (loss) from construction operations	(7.5)	7.2

Revenue for the three months ended March 31, 2019 decreased 30% compared to the same period in 2018. The decrease was primarily due to reduced project execution activities on certain electrical and mechanical projects in California, Washington and New York that are complete or nearing completion.

A loss from construction operations of $7.5 million was reported in the first quarter of 2019 compared to $7.2 million of income from construction operations in the same quarter of 2018. The decrease in income from construction operations was primarily driven by unfavorable closeout adjustments on certain electrical and mechanical projects in New York totaling $13.6 million, none of which were individually material. Lower contributions associated with the volume reduction mentioned above were mostly offset by favorable performance on other electrical and mechanical projects in New York.

Operating margin was (3.9)% for the three months ended March 31, 2019 compared to 2.6% for the same period in 2018. The margin change was mainly attributable to the aforementioned reasons that caused the changes in revenue and income (loss) from construction operations.

New awards in the Specialty Contractors segment totaled $479 million for the three months ended March 31, 2019 compared to $576 million for the three months ended March 31, 2018. New awards in the first quarter of 2019 included three mechanical projects in New York collectively valued at $192 million and an electrical subcontract valued at $140 million for a mass-transit project, also in New York.

Backlog for the Specialty Contractors segment was $2.1 billion as of March 31, 2019, up 20% compared to $1.8 billion as of March 31, 2018, driven by the new awards mentioned above. The Specialty Contractors segment continues to have a substantial volume of prospective projects with demand increasing because of strong public and private sector spending on civil and building projects. The Specialty Contractors segment is increasingly focused on servicing the Company’s growing backlog of large Civil and Building segment projects, but remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $14.8 million during the three months ended March 31, 2019 compared to $17.4 million during the three months ended March 31, 2018. The decrease was primarily due to lower compensation-related expenses.

Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended March 31,
(in millions)	2019	2018
Other income, net	$0.4	$0.8
Interest expense	(16.4)	(15.1)
Income tax (expense) benefit	(2.2)	4.3

Interest expense increased $1.3 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase in the 2019 period was primarily due to a higher average balance and interest rate on our line of credit.

The effective income tax rate for the three months ended March 31, 2019 was 31.7% compared to 28.1% for the same period in 2018. The higher rate in the 2019 period primarily resulted from the recognition of immaterial unfavorable nonrecurring items. For a further discussion of income taxes, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $350 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $169 million and cash position, will be sufficient to fund any working capital needs for the next 12 months.

Cash and Working Capital

Cash and cash equivalents were $101.5 million as of March 31, 2019 compared to $116.1 million as of December 31, 2018. Cash immediately available for general corporate purposes was $37.3 million and $51.7 million as of March 31, 2019 and December 31, 2018, respectively, with the remainder being our proportionate share of cash held by our unconsolidated joint ventures and also amounts held by our consolidated joint ventures, which in both cases were available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $69.0 million as of March 31, 2019 compared to $61.9 million as of December 31, 2018.

During the three months ended March 31, 2019, net cash used in operating activities was $124.8 million due primarily to investments in project working capital that exceeded cash generated from earnings sources. The change in working capital primarily reflects an increase in accounts receivable due to timing of collections. During the three months ended March 31, 2018, net cash used in operating activities was $73.4 million due primarily to investments in project working capital. The change in project working capital primarily reflected a decrease in accounts payable due to the timing of payments to vendors and subcontractors and an increase in costs and estimated earnings in excess of billings.

The $51.4 million change resulting from the comparison of cash used in operating activities for the three months ended March 31, 2019 with the cash flow for the comparable period in 2018 primarily reflects unfavorable timing of collections affecting accounts receivable.

During the first three months of 2019, we used $19.2 million of cash for investing activities principally due to the acquisition of property and equipment for projects and investments in securities, compared to the use of cash of $16.9 million for the same period in 2018, primarily resulting from the acquisition of property and equipment for projects.

For the first three months of 2019, net cash provided by financing activities was $130.7 million, which was primarily due to increased net borrowings of $134.3 million. Net cash provided by financing activities for the comparable period in 2018 was $71.1 million, which was primarily due to increased net borrowings of $78.4 million.

At March 31, 2019, we had working capital of $1.7 billion, a ratio of current assets to current liabilities of 2.09 and a ratio of debt to equity of 0.50, compared to working capital of $1.6 billion, a ratio of current assets to current liabilities of 1.99 and a ratio of debt to equity of 0.43 at December 31, 2018.

Debt

Summarized below are the key terms of the 2017 Credit Facility as of March 31, 2019. For additional information regarding our outstanding debt, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

2017 Credit Facility

On April 20, 2017, we entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (subject to certain further exceptions). In addition, the 2017 Credit Facility permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans. On May 7, 2019, certain provisions of the 2017 Credit Facility were amended, including, among other things, setting the maximum leverage ratio at 3.50:1.00 for the remainder of its term, thus eliminating the step down from 3.50:1.00 to 3.25:1.00. For additional information regarding the terms of our 2017 Credit Facility, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended March 31, 2019
	Actual	Required
Fixed charge coverage ratio	3.51 to 1.00	> or = 1.25 : 1.00
Leverage ratio	2.87 to 1.00	< or = 3.50 : 1.00

As of March 31, 2019, we were in compliance and expect to continue to be in compliance with the covenants under the 2017 Credit Facility.

Contractual Obligations

There have been no material changes in our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

The Company tests goodwill for impairment annually for each reporting unit as of October 1st, and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. We determined that no triggering events occurred or circumstances changed since the date of our last annual test that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. Accordingly, an interim impairment test since the date of our last annual impairment test was not required. However, we will continue to monitor circumstances such as a sustained decline in our stock price and market capitalization or other factors, as well as consider entity specific quantitative and qualitative factors to identify potential triggering events that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. For a further discussion of how the Company considers these and other factors in our annual goodwill impairment test, please see the discussion included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018, updated by Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 5. Other Information

On May 7, 2019 Tutor Perini Corporation amended its 2017 Credit Facility (“the Amendment”). The Amendment does not change the total revolving commitments or the maturity under the 2017 Credit Facility. The Amendment modified certain provisions of the 2017 Credit Facility, including, among other things, setting the maximum leverage ratio at 3.50:1.00 for the remainder of its term, effective March 31, 2019. Other usual and customary covenants for credit facilities of this type remained consistent with those of the 2017 Credit Facility (subject to certain definitional adjustments made in the Amendment).

The foregoing description of the Amendment does not constitute a complete summary and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.1.

Item 6. Exhibits

Exhibits	Description
10.1	First Amendment to Credit Agreement dated as of May 7, 2019.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation

Dated: May 8, 2019	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer