Form 10-Q
period 2019-06-30
TUTOR PERINI CORP
filed 2019-08-08
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at August 1, 2019 was 50,278,816.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per common share amounts)	2019	2018	2019	2018
REVENUE	$1,125,275	$1,120,085	$2,083,762	$2,148,241
COST OF OPERATIONS	(1,024,332)	(1,001,445)	(1,894,349)	(1,962,533)
GROSS PROFIT	100,943	118,640	189,413	185,708
General and administrative expenses	(62,797)	(63,825)	(128,354)	(131,818)
Goodwill impairment	(379,863)	—	(379,863)	—
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(341,717)	54,815	(318,804)	53,890
Other income, net	900	1,050	1,322	1,830
Interest expense	(17,522)	(15,998)	(33,947)	(31,063)
INCOME (LOSS) BEFORE INCOME TAXES	(358,339)	39,867	(351,429)	24,657
Income tax benefit (expense)	42,900	(11,971)	40,712	(7,703)
NET INCOME (LOSS)	(315,439)	27,896	(310,717)	16,954
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,091	3,013	10,169	4,195
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(320,530)	$24,883	$(320,886)	$12,759
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(6.38)	$0.50	$(6.40)	$0.26
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(6.38)	$0.49	$(6.40)	$0.25
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,224	49,946	50,161	49,880
DILUTED	50,224	50,440	50,161	50,127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
NET INCOME (LOSS)	$(315,439)	$27,896	$(310,717)	$16,954

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	331	354	661	735
Foreign currency translation adjustments	810	(634)	1,158	(1,808)
Unrealized gain (loss) in fair value of investments	686	(929)	1,359	(1,014)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,827	(1,209)	3,178	(2,087)

COMPREHENSIVE INCOME (LOSS)	(313,612)	26,687	(307,539)	14,867
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,248	3,013	10,428	4,195
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(318,860)	$23,674	$(317,967)	$10,672

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of June 30,	As of December 31,
(in thousands, except share and per share amounts)	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($60,562 and $43,131 related to variable interest entities ("VIEs"))	$149,881	$116,075
Restricted cash	4,742	3,788
Restricted investments	65,287	58,142
Accounts receivable ($94,807 and $62,482 related to VIEs)	1,469,213	1,261,072
Retainage receivable ($56,012 and $36,724 related to VIEs)	508,423	478,744
Costs and estimated earnings in excess of billings	1,165,408	1,142,295
Other current assets ($35,051 and $30,185 related to VIEs)	165,688	115,527
Total current assets	3,528,642	3,175,643
PROPERTY AND EQUIPMENT ("P&E"), net of accumulated depreciation of $362,350 and $343,735 (net P&E of $53,818 and $51,508 related to VIEs)	502,675	490,669
GOODWILL	205,143	585,006
INTANGIBLE ASSETS, NET	84,140	85,911
OTHER ASSETS	92,896	50,523
TOTAL ASSETS	$4,413,496	$4,387,752
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,414	$16,767
Accounts payable ($36,524 and $18,070 related to VIEs)	685,745	621,728
Retainage payable	227,884	211,956
Billings in excess of costs and estimated earnings ($282,130 and $263,764 related to VIEs)	635,924	573,190
Accrued expenses and other current liabilities ($42,109 and $34,828 related to VIEs)	175,525	174,325
Total current liabilities	1,739,492	1,597,966
LONG-TERM DEBT, less current maturities, net of unamortized discounts and debt issuance costs totaling $29,305 and $34,998	941,763	744,737
DEFERRED INCOME TAXES	56,248	105,521
OTHER LONG-TERM LIABILITIES	186,434	151,639
TOTAL LIABILITIES	2,923,937	2,599,863
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 50,278,816 and 50,025,996 shares	50,279	50,026
Additional paid-in capital	1,110,496	1,102,919
Retained earnings	380,795	701,681
Accumulated other comprehensive loss	(42,530)	(45,449)
Total stockholders' equity	1,499,040	1,809,177
Noncontrolling interests	(9,481)	(21,288)
TOTAL EQUITY	1,489,559	1,787,889
TOTAL LIABILITIES AND EQUITY	$4,413,496	$4,387,752

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(310,717)	$16,954
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill impairment	379,863	—
Depreciation	26,543	19,393
Amortization of intangible assets	1,771	1,771
Share-based compensation expense	10,078	12,063
Change in debt discounts and deferred debt issuance costs	6,442	5,914
Deferred income taxes	(50,321)	116
(Gain) loss on sale of property and equipment	(1,479)	1,474
Changes in other components of working capital	(177,471)	(113,887)
Other long-term liabilities	3,209	(5,276)
Other, net	596	(902)
NET CASH USED IN OPERATING ACTIVITIES	(111,486)	(62,380)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(39,346)	(48,303)
Proceeds from sale of property and equipment	3,629	4,120
Investment in securities	(13,660)	(8,549)
Proceeds from maturities and sales of investments in securities	8,131	7,982
NET CASH USED IN INVESTING ACTIVITIES	(41,246)	(44,750)

Cash Flows from Financing Activities:
Proceeds from debt	716,139	1,246,677
Repayment of debt	(527,159)	(1,165,283)
Business acquisition related payment	—	(15,951)
Cash payments related to share-based compensation	(2,363)	(2,458)
Distributions paid to noncontrolling interests	(4,000)	(12,500)
Contributions from noncontrolling interests	5,379	1,000
Debt modification costs	(504)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	187,492	51,485

Net increase (decrease) in cash, cash equivalents and restricted cash	34,760	(55,645)
Cash, cash equivalents and restricted cash at beginning of period	119,863	197,648
Cash, cash equivalents and restricted cash at end of period	$154,623	$142,003

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 may not be indicative of the results that will be achieved for the full year ending December 31, 2019.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2019 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated.

(2)     Recent Accounting Pronouncements

New accounting pronouncements adopted by the Company during the six months ended June 30, 2019 are discussed below.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” adopting amendments to certain disclosure rules that were redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, GAAP or changes in the information environment. The amendments expanded the disclosure requirements relating to the analysis of equity for interim financial statements. Under the amendments, an analysis of the changes in each caption of stockholders’ equity and noncontrolling interests presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance of each period for which a statement of earnings is required to be filed. The final rule was effective on November 5, 2018. The Company adopted the final rule effective for the first quarter of 2019. The adoption of the final rule did not have an impact on the Company’s consolidated financial position or results of operations. See Note 16, Changes in Equity, for the new required disclosures.

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

(a)Balance as previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(b)Prior to the adoption of ASC 842, operating lease ROU assets and current and long-term operating lease liabilities were not recorded on the Condensed Consolidated Balance Sheets.

The following table presents the impacts of adoption of the new leases standard on the Condensed Consolidated Balance Sheet:

	As of June 30, 2019
		Balance Without
BALANCE SHEET		Adoption of	Effect of
(in thousands)	As Reported	ASC 842	Change
ASSETS
Other assets(a)	$92,896	$50,001	$42,895

LIABILITIES
Accrued expenses and other current liabilities(a)	$175,525	$163,718	$11,807
Other long-term liabilities(a)	186,434	155,346	31,088

(a)Prior to the adoption of ASC 842, operating lease ROU assets and current and long-term operating lease liabilities were not recorded on the Condensed Consolidated Balance Sheets.

For the three and six months ended June 30, 2019, the new requirements of ASC 842 did not have an impact on the Company’s results of operations or cash flows.

(3)     Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Civil segment revenue by end market:
Mass transit	$243,620	$158,096	$389,870	$308,222
Bridges	86,467	120,929	155,774	183,739
Highways	60,244	65,809	101,287	83,066
Tunneling	29,586	23,931	64,526	32,632
Other	53,741	33,708	95,695	57,928
Total Civil segment revenue	$473,658	$402,473	$807,152	$665,587

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Building segment revenue by end market:
Commercial and industrial facilities	$118,564	$59,318	$227,917	$233,066
Health care facilities	60,796	118,116	141,023	193,197
Municipal and government	68,580	70,528	130,542	120,981
Education facilities	47,062	32,876	89,590	65,358
Hospitality and gaming	35,939	79,490	83,896	161,255
Mass transit	41,211	13,171	70,388	13,171
Mixed use	23,582	38,814	60,209	80,590
Other	32,584	34,666	58,219	69,602
Total Building segment revenue	$428,318	$446,979	$861,784	$937,220

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Specialty Contractors segment revenue by end market:
Mass transit	$100,016	$78,169	$181,411	$153,351
Commercial and industrial facilities	43,618	48,952	87,641	88,291
Multi-unit residential	19,225	22,761	30,614	45,850
Mixed use	18,036	51,976	28,705	99,833
Education facilities	14,036	26,298	25,616	51,602
Health care facilities	9,248	14,623	20,899	30,988
Transportation	3,726	22,019	10,161	56,004
Other	15,394	5,835	29,779	19,515
Total Specialty Contractors segment revenue	$223,299	$270,633	$414,826	$545,434

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$381,438	$133,798	$114,255	$629,491	$327,195	$159,556	$106,308	$593,059
Private owners	65,241	250,124	106,283	421,648	44,506	235,160	149,337	429,003
Federal agencies	26,979	44,396	2,761	74,136	30,772	52,263	14,988	98,023
Total revenue	$473,658	$428,318	$223,299	$1,125,275	$402,473	$446,979	$270,633	$1,120,085

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$638,545	$278,484	$211,326	$1,128,355	$553,546	$275,541	$212,628	$1,041,715
Private owners	118,470	498,753	192,970	810,193	71,414	565,105	299,094	935,613
Federal agencies	50,137	84,547	10,530	145,214	40,627	96,574	33,712	170,913
Total revenue	$807,152	$861,784	$414,826	$2,083,762	$665,587	$937,220	$545,434	$2,148,241

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$349,945	$136,250	$187,826	$674,021	$259,927	$96,657	$234,495	$591,079
Guaranteed maximum price	1,644	185,050	7,315	194,009	3,103	270,440	17,462	291,005
Unit price	116,285	2,800	20,183	139,268	121,447	10,771	7,233	139,451
Cost plus fee and other	5,784	104,218	7,975	117,977	17,996	69,111	11,443	98,550
Total revenue	$473,658	$428,318	$223,299	$1,125,275	$402,473	$446,979	$270,633	$1,120,085

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$592,811	$250,609	$343,090	$1,186,510	$443,830	$175,658	$481,919	$1,101,407
Guaranteed maximum price	3,878	392,182	10,921	406,981	8,175	532,468	33,042	573,685
Unit price	201,163	8,028	39,186	248,377	190,201	19,588	13,890	223,679
Cost plus fee and other	9,300	210,965	21,629	241,894	23,381	209,506	16,583	249,470
Total revenue	$807,152	$861,784	$414,826	$2,083,762	$665,587	$937,220	$545,434	$2,148,241

Changes in Contract Estimates that Impact Revenue

Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Net revenue was negatively impacted during the three- and six-month periods ended June 30, 2019 related to performance obligations satisfied (or partially satisfied) in prior periods by $14.6 million and $27.7 million, respectively. Net revenue recognized during the three and six months ended June 30, 2018 related to performance obligations satisfied (or partially satisfied) in prior periods was immaterial.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2019, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.5 billion, $1.7 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. As of June 30, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.3 billion, $2.0 billion and $1.6 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Retainage receivable	$508,423	$478,744
Costs and estimated earnings in excess of billings:
Claims	752,712	698,274
Unapproved change orders	334,774	354,000
Other unbilled costs and profits	77,922	90,021
Total costs and estimated earnings in excess of billings	1,165,408	1,142,295
Capitalized contract costs	61,376	37,404
Total contract assets	$1,735,207	$1,658,443

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

Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: 1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or 2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 11, Commitments and Contingencies, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones.

Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and six months ended June 30, 2019, $8.6 million and $14.3 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and six months ended June 30, 2018, $4.1 million and $8.2 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Retainage payable	$227,884	$211,956
Billings in excess of costs and estimated earnings	635,924	573,190
Total contract liabilities	$863,808	$785,146

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

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and six months ended June 30, 2019 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $289.4 million and $391.9 million, respectively. Revenue recognized during the three and six months ended June 30, 2018 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $262.3 million and $303.4 million, respectively.

(5)     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Cash and cash equivalents available for general corporate purposes	$64,668	$51,749
Joint venture cash and cash equivalents	85,213	64,326
Cash and cash equivalents	149,881	116,075
Restricted cash	4,742	3,788
Total cash, cash equivalents and restricted cash	$154,623	$119,863

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(6)     Earnings Per Common Share (EPS)

Basic EPS and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 9, Financial Commitments. In accordance with ASC 260, Earnings Per Share (“ASC 260”), the settlement of the principal amount of the Convertible Notes has no impact on diluted EPS because the Company has the intent and ability to settle the principal amount in cash. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share data)	2019	2018	2019	2018
Net income (loss) attributable to Tutor Perini Corporation	$(320,530)	$24,883	$(320,886)	$12,759

Weighted-average common shares outstanding, basic	50,224	49,946	50,161	49,880
Effect of dilutive restricted stock units and stock options	—	494	—	247
Weighted-average common shares outstanding, diluted	50,224	50,440	50,161	50,127

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$(6.38)	$0.50	$(6.40)	$0.26
Diluted	$(6.38)	$0.49	$(6.40)	$0.25

Anti-dilutive securities not included above	4,191	1,682	4,354	3,095

The net loss attributable to Tutor Perini Corporation per common share for the three and six months ended June 30, 2019 in the table above reflects the impact of the $379.9 million goodwill impairment charge discussed in Note 8, Goodwill and Intangible Assets, an after-tax impact of $329.5 million, or $6.56 and $6.57 per diluted share for the three and six months ended June 30, 2019, respectively.

All restricted stock units and stock options that were outstanding during the three and six months ended June 30, 2019 were excluded from weighted-average diluted shares outstanding for the periods, as the shares would have a dilutive effect on the net losses. Since the Company has the intent and ability to settle the principal amount of the Convertible Notes in cash, per ASC 260, the settlement of the principal amount was excluded from the calculation of diluted EPS.

(7)     Income Taxes

The Company’s effective income tax rate was 12.0% and 11.6% for the three and six months ended June 30, 2019, respectively, and 30.0% and 31.2% for the three and six months ended June 30, 2018. The Company’s provision for income taxes and effective tax rates for the three and six months ended June 30, 2019 were significantly impacted by the goodwill impairment charge discussed in Note 8, Goodwill and Intangible Assets. Of the total goodwill impairment charge of $379.9 million, approximately $209.5 million pertained to goodwill that is not tax deductible and yielded permanent differences between book income and taxable income. For the three and six months ended June 30, 2019, the Company recognized a tax benefit totaling $50.4 million as a result of the impairment charge. Additionally, approximately $50.4 million was recorded as a deferred tax asset or a reduction of a previously recorded deferred tax liability due to the impairment charge.

The adjusted effective income tax rates, which exclude the tax benefit resulting from the goodwill impairment charge, were 34.7% and 34.0% for the three and six months ended June 30, 2019, respectively, and primarily reflect the unfavorable impact of expired stock options for which the share-based compensation expense recognized in prior periods will not be deductible for income taxes. For the three and six months ended June 30, 2019 and 2018, the effective tax rates were higher than the federal statutory rates also as a result of state income taxes, with the increases partially offset by earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)      Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill since its inception through June 30, 2019:

			Specialty
(in thousands)	Civil	Building	Contractors	Total
Gross goodwill	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment	(76,716)	(411,269)	—	(487,985)
Balance as of December 31, 2018	415,358	13,455	156,193	585,006
Second quarter 2019 impairment	(210,215)	(13,455)	(156,193)	(379,863)
Balance as of June 30, 2019(a)	$205,143	$—	$—	$205,143

(a)As of June 30, 2019, accumulated impairment was $867.8 million.

The aggregate carrying amount of goodwill allocated to the Company’s three reporting units as of December 31, 2018 was $585.0 million. The Company tests the goodwill allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed its 2018 annual impairment test as of October 1, 2018 using a weighted average of (1) an income approach and (2) a market approach to determine the fair value of each reporting unit and concluded that the goodwill was not impaired since the estimated fair value of each reporting unit exceeded its respective net book value. In addition, the Company determined the implied control premium (the excess of the aggregated fair values of its reporting units over its market capitalization) was consistent with and within a reasonable range of actual premiums paid in industry-specific merger and acquisition (“M&A”) transactions over a sustained period of time.

During the interim periods since the date of the last annual test, and prior to the second quarter of 2019, the Company concluded that no triggering events had occurred. In the second quarter of 2019, in connection with the preparation of its quarterly financial statements, the Company assessed the changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair values of any of its reporting units were below their carrying amounts. While there was no single determinative event or factor, potential triggering events identified in the accounting guidance (ASC 350, Intangibles – Goodwill and Other) developed during the second quarter of 2019, which led the Company to conclude that, when considering the events and factors in totality, it was more likely than not that the fair values of each of its reporting units were below their carrying amounts. The triggering factors included:

•The Company faced a declining stock price and observed a sustained decrease subsequent to the filing of the Company’s first quarter Form 10-Q on May 8, 2019, in both absolute terms and relative to its peers. Consistent with the average stock prices of companies in its peer group, the Company’s stock price had been trending lower over several prior periods; however, during the second quarter of 2019, the Company’s stock price dropped to a 52-week low while the average stock price of companies in its peer group increased. The Company believes that delays experienced in resolving certain claims and unapproved change orders, which when combined with the increased working capital needs and significant negative operating cash flows in the first quarter of 2019, has contributed significantly to the sustained decrease in the Company’s stock price;

•The Company experienced significant negative operating cash flows from each of its reporting units in the first quarter of 2019, and that trend continued at the beginning of the second quarter; and

•The Company’s debt rating was downgraded by a major credit rating agency on May 17, 2019.

As the Company determined that it was more likely than not that the fair values of its reporting units were below their carrying amounts, the Company performed an interim impairment test as of June 1, 2019 (the “Interim Test”) and, as described below, recognized a non-cash impairment loss totaling $379.9 million.

The decrease in the Company’s stock price reduced its total market capitalization and increased the implied control premium to a level beyond observable market-comparable data. As a result, when performing the Interim Test, the Company increased the discount rates and the projected investments in working capital compared to the assumptions used in the previous October 1 test, which extended the timing of certain expected future cash flows in the calculation of fair value under the income-based approach. The Company believes these are changes reflective of market participant inputs and the recent decrease in the Company’s market valuation.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Consistent with the previous October 1, 2018 test, the Company utilized a weighted average of (1) an income approach and (2) a market approach to determine the fair value of the Company and each of its reporting units for the Interim Test. The income approach is based on estimated present value of future cash flows for each reporting unit. The market approach is based on assumptions about how market data relates to each reporting unit. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit and is impacted by factors such as the availability of comparable market data for each reporting unit.

Assessing impairment inherently involves management judgments as to the assumptions used to calculate fair value of the reporting units and the impact of market conditions on those assumptions. The key inputs that the Company uses in its assumptions to estimate the fair value of its reporting units under the income-based approach are as follows:

•Weighted average cost of capital (“WACC”), the risk-adjusted rate used to discount the projected cash flows;

•Cash flows generated from existing work and new awards; and

•Projected operating margins.

Expected future after-tax operating cash flows of each reporting unit are discounted to a present value using a risk-adjusted discount rate. Estimates of future cash flows require management to make significant assumptions concerning future operating performance including cash flows generated from existing work and new awards, projected operating margins, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, as well as future economic conditions, which may differ from actual future cash flows. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in estimating the present value of future cash flows, is based on estimates of the WACC of market participants relative to the reporting units. Financial and credit market volatility can directly impact certain inputs and assumptions used to develop the WACC.

To develop the cash flows generated from new awards and future operating margins, the Company tracks known prospects of significance for each of its reporting units and considers the estimated timing of when the work is expected to be bid, started and completed. The Company also gives consideration to its relationships with the prospective owners; the pool of competitors that are capable of performing large, complex work; business strategy; and the Company’s history of success in winning new work in each reporting unit. With regard to operating margins, the Company gives consideration to its historical reporting unit operating margins in the end markets that the prospective work opportunities are most significant, expected margins from existing work, current market trends in recent new work procurement, and business strategy.

The Company also estimated the fair value of its reporting units under a market-based approach by applying industry-comparable multiples of revenues and operating earnings to its reporting units’ revenues and operating earnings. The conditions and prospects of companies in the engineering and construction industry depend on common factors such as overall demand for services.

The Company believes that the discount rates, timing of cash flows and other inputs and assumptions used in the Interim Test are consistent with those that a market participant would use based on the events described above which occurred during the second quarter of 2019 and are reflective of the current market assessment of the fair value of its reporting units. In addition, the Company believes that its estimates and assumptions about future revenues and margin projections in the Interim Test were reasonable and consistent with the estimates and assumptions used in the annual goodwill impairment test as of October 1, 2018. As an additional step to corroborate the Interim Test results, the Company compared its implied control premium with those of recent comparable market transactions and concluded that the implied control premium was within the range of control premiums observed in prior industry-specific M&A transactions.

Similar to previous valuations, the Company noted that small changes to valuation assumptions could have a significant impact on the concluded value. The assumption changes described above were relatively larger in the Specialty Contractors reporting unit than in the Civil or Building reporting units, as Specialty Contractors has not met recent market expectations.

As of June 30, 2019, the carrying value of the Civil reporting unit approximates its fair value. As such, there is a risk of additional goodwill impairment if future events related to the Civil reporting unit are less favorable than what the Company assumed or estimated in its Interim Test. The Company will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during interim periods prior to the annual impairment test. These events and circumstances include, but are not limited to, a sustained decline in our stock price and market capitalization, as well as quantitative and qualitative factors specific to the Civil reporting unit which indicate potential triggering events that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Intangible Assets

Intangible assets consist of the following:

	As of June 30, 2019				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
(in thousands)	Cost	Amortization	Charge	Value	Period
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(20,023)	(23,232)	31,095	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(20,520)	(16,645)	2,635	12 years
Construction contract backlog	73,706	(73,706)	—	—	N/A
Total	$311,456	$(114,249)	$(113,067)	$84,140

	As of December 31, 2018				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
(in thousands)	Cost	Amortization	Charge	Value	Period
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(18,780)	(23,232)	32,338	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(19,992)	(16,645)	3,163	12 years
Construction contract backlog	73,706	(73,706)	—	—	N/A
Total	$311,456	$(112,478)	$(113,067)	$85,911

Amortization expense for the three and six months ended June 30, 2019 was $0.9 million and $1.8 million, respectively. Amortization expense for the three and six months ended June 30, 2018 was $0.9 million and $1.8 million, respectively. As of June 30, 2019, amortization expense is estimated to be $1.8 million for the remainder of 2019, $3.5 million in 2020, $3.4 million in 2021, $2.6 million in 2022 and $2.5 million in both 2023 and 2024.

Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. The Company has also monitored events and circumstances as well as any entity-specific quantitative or qualitative factors, which occurred during interim periods since the annual test, that suggest intangible assets should be reevaluated for impairment. Management concluded that no triggering events occurred since the date of its last annual test and prior to the second quarter that would more likely than not reduce the fair value of the Company’s intangible assets below their carrying amounts.

In conjunction with its interim goodwill test during the second quarter of 2019, the Company also evaluated its non-amortizable trade names for potential impairment due to the triggering factors related to goodwill mentioned above. The Company performed its interim impairment test by comparing the carrying value of its indefinite-lived intangible assets to their calculated fair value, which is determined by the income approach (relief from royalty method). This income-based valuation approach involves similar key assumptions to the goodwill impairment analysis discussed above. The interim impairment test performed in the second quarter of 2019 resulted in an estimated fair value for the non-amortizable trade names that substantially exceeded their respective net book values; therefore, no impairment charge was necessary for the six months ended June 30, 2019. While the key assumptions used in the impairment test of the non-amortizable trade names are similar to those used in the evaluation of goodwill, historically, the headroom (the excess of calculated fair value over carrying value) has been relatively higher for non-amortizable trade names than for goodwill. Unlike goodwill, trade names possess inherent value based on market perception which is valued considering the cost savings available through ownership and the avoidance of paying royalties associated with revenue generation. The discounted value is not impacted by cash flow related assumptions such as working capital investment. Consequently, goodwill was impaired while the non-amortizable trade name intangible assets were not.

The Company also performed a qualitative assessment to evaluate its long-lived tangible and intangible assets with finite lives due to the changes in circumstances since the Company’s 2018 annual impairment analysis. Based on this assessment in which there were no identified changes to market prices, the manner of use or the planned purchase or sale of assets/asset groups, the Company concluded that no triggering events occurred since the date of its last annual test that would more likely than not reduce the fair value of its long-lived tangible and intangible assets with finite lives below their carrying amounts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(9)     Financial Commitments

Long-Term Debt

Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
2017 Senior Notes	$493,935	$493,521
2017 Credit Facility	235,000	41,000
Convertible Notes	176,760	171,481
Equipment financing and mortgages	42,961	50,904
Other indebtedness	7,521	4,598
Total debt	956,177	761,504
Less: Current maturities	14,414	16,767
Long-term debt, net	$941,763	$744,737

The following table reconciles the outstanding debt balance to the reported debt balances as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019			As of December 31, 2018
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(6,065)	$493,935	$500,000	$(6,479)	$493,521
Convertible Notes	200,000	(23,240)	176,760	200,000	(28,519)	171,481

The unamortized issuance costs related to the 2017 Credit Facility were $4.5 million and $4.8 million as of June 30, 2019 and December 31, 2018, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets.

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

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Facility, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased by 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 5.18% during the six months ended June 30, 2019.

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

As of June 30, 2019, there was $115 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of June 30, 2019 (the goodwill impairment charge, as discussed in Note 8, Goodwill and Intangible Assets, did not impact the financial covenant calculations).

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of June 30, 2019, the conversion provisions of the Convertible Notes have not been triggered.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,594	$17,187	$17,187
Interest on 2017 Credit Facility	3,682	2,354	6,327	3,704
Interest on Convertible Notes	1,438	1,437	2,875	2,875
Other interest	541	626	1,116	1,383
Total cash interest expense	14,255	13,011	27,505	25,149

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	2,671	2,432	5,279	4,808
Amortization of debt issuance costs on 2017 Credit Facility	387	360	749	720
Amortization of debt issuance costs on 2017 Senior Notes	209	195	414	386
Total non-cash interest expense	3,267	2,987	6,442	5,914

Total interest expense	$17,522	$15,998	$33,947	$31,063

(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the six months ended June 30, 2019.

(10)     Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2019, the Company’s operating leases have remaining lease terms ranging from less than one year to 10 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in other assets, while current and long-term operating lease liabilities are included in accrued expenses and other current liabilities, and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet as of June 30, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents components of lease expense for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease expense	$3,921	$7,702
Short-term lease expense(a)	16,486	33,057
	20,407	40,759
Less: Sublease income	262	521
Total lease expense	$20,145	$40,238

(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

The following table presents supplemental balance sheet information related to operating leases as of June 30, 2019:

		As of June 30,
(dollars in thousands)	Balance Sheet Line Item	2019
Assets
ROU assets	Other assets	$42,968
Total lease assets		$42,968
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$11,991
Long-term lease liabilities	Other long-term liabilities	34,002
Total lease liabilities		$45,993
Weighted-average remaining lease term (in years)		4.7
Weighted-average discount rate		5.85%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the six months ended June 30, 2019:

Six Months Ended
(in thousands)	June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(7,622)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$6,040

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2019:

Year (in thousands)	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$7,442
2020	11,987
2021	8,595
2022	7,346
2023	6,129
Thereafter	12,431
Total lease payments	53,930
Less: Imputed interest	7,937
Total	$45,993

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

(11)     Commitments and Contingencies

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the consolidated financial statements at that time. As of June 30, 2019, the Company has concluded that the potential for a material adverse financial impact due to NYSDOT’s counterclaims is remote.

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

As of June 30, 2019, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

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

As of June 30, 2019, the Company has concluded that the potential for a material adverse financial impact due to the Insurers’ denial of coverage and WSDOT’s legal actions is neither probable nor remote, and the potential loss or range of loss is not reasonably estimable. With respect to STP’s claims against the Insurers, WSDOT and Hitachi, management has included an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings recorded to date. To the extent new facts become known or the final recoveries vary from the estimate, the impact of the change will be reflected in the financial statements at that time.

(12)     Share-Based Compensation

As of June 30, 2019, there were 1,553,243 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the first six months of 2019 and 2018, the Company issued the following share-based instruments: (1) restricted stock units totaling 175,000 and 614,000 with weighted-average fair values per share of $20.41 and $25.19, respectively; (2) stock options totaling 85,000 and 579,000 with weighted-average fair values per share of $7.57 and $11.45, respectively, and weighted-average per share exercise prices of $25.62 and $23.73, respectively; and (3) unrestricted stock units totaling 98,591 and 115,420 with weighted-average fair values per share of $15.72 and $21.26, respectively. During the six months ended June 30, 2019, 750,000 stock options with a weighted-average per share exercise price of $20.33 expired.

The fair value of restricted and unrestricted stock units is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of stock options granted during the first six months of 2019 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 5.4 years, (ii) expected volatility of 36.63%, (iii) risk-free rate of 2.66%, and (iv) no quarterly dividends. For certain performance-based awards containing market condition components, the fair value on the grant date is determined using a Monte Carlo simulation model.

For the three and six months ended June 30, 2019, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $4.6 million and $10.1 million, respectively, and $6.0 million and $12.1 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the balance of unamortized share-based compensation expense was $22.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table sets forth a summary of the net periodic benefit cost for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest cost	$948	$883	$1,896	$1,766
Expected return on plan assets	(1,043)	(1,077)	(2,086)	(2,154)
Amortization of net loss	463	513	926	1,026
Other	225	213	450	426
Net periodic benefit cost	$593	$532	$1,186	$1,064

The Company contributed $2.0 million and $1.4 million to its defined benefit pension plan during each of the six-month periods ended June 30, 2019 and 2018, respectively, and expects to contribute an additional $2.6 million by the end of 2019.

(14)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:

•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities

•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs

•Level 3 inputs are unobservable

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019				As of December 31, 2018
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$149,881	$—	$—	$149,881	$116,075	$—	$—	$116,075
Restricted cash(a)	4,742	—	—	4,742	3,788	—	—	3,788
Restricted investments(b)	—	65,287	—	65,287	—	58,142	—	58,142
Investments in lieu of retainage(c)	71,828	1,186	—	73,014	62,858	1,190	—	64,048
Total	$226,451	$66,473	$—	$292,924	$182,721	$59,332	$—	$242,053

(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.

(b)Restricted investments, as of June 30, 2019, consist of investments in corporate debt securities of $37.0 million and U.S. government agency securities of $28.3 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2018, restricted investments consisted of investments in corporate debt securities of $30.4 million and U.S. government agency securities of $27.7 million. The amortized cost of these securities at June 30, 2019 and December 31, 2018 was not materially different from the fair value.

(c)Investments in lieu of retainage are included in retainage receivable and as of June 30, 2019 are comprised of money market funds of $71.8 million and municipal bonds of $1.2 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2018, investments in lieu of retainage consisted of money market funds of $62.9 million and municipal bonds of $1.2 million. The amortized cost of these available-for-sale securities at June 30, 2019 and December 31, 2018 was not materially different from the fair value.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Senior Notes was $475.9 million and $466.8 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of the Convertible Notes was $188.5 million and $184.4 million as of June 30, 2019 and December 31, 2018, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings approximates fair value as of June 30, 2019 and December 31, 2018.

(15)     Variable Interest Entities (VIEs)

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

As of June 30, 2019, the Company had unconsolidated VIE-related current assets and liabilities of $1.9 million and $1.6 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company had unconsolidated VIE-related current assets and liabilities of $4.0 million and $3.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of June 30, 2019.

As of June 30, 2019, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $249.6 million and $56.1 million, respectively, as well as current liabilities of $368.0 million related to the operations of its consolidated VIEs. As of December 31, 2018, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $173.9 million and $51.5 million, respectively, as well as current liabilities of $319.9 million related to the operations of its consolidated VIEs.

Below is a discussion of some of the Company’s more significant or unique VIEs.

The Company established a joint venture to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations) mass-transit projects in Los Angeles, California with a combined value of approximately $2.8 billion. The Company has a 75% interest in the joint venture with the remaining 25% held by O&G Industries, Inc. The joint venture was initially financed with contributions from the partners and, per the terms of the joint venture agreement, the partners may be required to provide additional capital contributions in the future. The Company has determined that this joint venture is a VIE for which the Company is the primary beneficiary.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)     Changes in Equity

A reconciliation of the changes in equity for the three and six months ended June 30, 2019 and 2018 is provided below:

	Three Months Ended June 30, 2019
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - March 31, 2019	$50,180	$1,105,184	$701,325	$(44,200)	$(17,310)	$1,795,179
Net income (loss)	—	—	(320,530)	—	5,091	(315,439)
Other comprehensive income (loss)	—	—	—	1,670	157	1,827
Share-based compensation	—	5,312	—	—	—	5,312
Issuance of common stock, net	99	—	—	—	—	99
Contributions from noncontrolling interests	—	—	—	—	2,581	2,581
Balance - June 30, 2019	$50,279	$1,110,496	$380,795	$(42,530)	$(9,481)	$1,489,559

	Six Months Ended June 30, 2019
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - December 31, 2018	$50,026	$1,102,919	$701,681	$(45,449)	$(21,288)	$1,787,889
Net income (loss)	—	—	(320,886)	—	10,169	(310,717)
Other comprehensive income (loss)	—	—	—	2,919	259	3,178
Share-based compensation	—	10,095	—	—	—	10,095
Issuance of common stock, net	253	(2,518)	—	—	—	(2,265)
Contributions from noncontrolling interests	—	—	—	—	5,379	5,379
Distributions to noncontrolling interests	—	—	—	—	(4,000)	(4,000)
Balance - June 30, 2019	$50,279	$1,110,496	$380,795	$(42,530)	$(9,481)	$1,489,559

	Three Months Ended June 30, 2018
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - March 31, 2018	$49,913	$1,087,164	$606,121	$(43,596)	$(14,131)	$1,685,471
Net income	—	—	24,883	—	3,013	27,896
Other comprehensive loss	—	—	—	(1,209)	—	(1,209)
Share-based compensation	—	6,872	—	—	—	6,872
Issuance of common stock, net	98	(162)	—	—	—	(64)
Contributions from noncontrolling interests	—	—	—	—	1,000	1,000
Distributions to noncontrolling interests	—	—	—	—	(7,500)	(7,500)
Balance - June 30, 2018	$50,011	$1,093,874	$631,004	$(44,805)	$(17,618)	$1,712,466

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Six Months Ended June 30, 2018
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - December 31, 2017	$49,781	$1,084,205	$622,007	$(42,718)	$(8,495)	$1,704,780
Cumulative effect of accounting change	—	—	(3,762)	—	(1,818)	(5,580)
Net income	—	—	12,759	—	4,195	16,954
Other comprehensive loss	—	—	—	(2,087)	—	(2,087)
Share-based compensation	—	12,271	—	—	—	12,271
Issuance of common stock, net	230	(2,602)	—	—	—	(2,372)
Contributions from noncontrolling interests	—	—	—	—	1,000	1,000
Distributions to noncontrolling interests	—	—	—	—	(12,500)	(12,500)
Balance - June 30, 2018	$50,011	$1,093,874	$631,004	$(44,805)	$(17,618)	$1,712,466

(17)     Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation and change in fair value of investments as components of accumulated other comprehensive income (loss) (“AOCI”).

The tax effects of the components of other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$464	$(133)	$331	$494	$(140)	$354
Foreign currency translation adjustments	1,072	(262)	810	(914)	280	(634)
Unrealized gain (loss) in fair value of investments	867	(181)	686	(1,176)	247	(929)
Total other comprehensive income (loss)	2,403	(576)	1,827	(1,596)	387	(1,209)
Less: Other comprehensive income attributable to noncontrolling interests(a)	157	—	157	—	—	—
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$2,246	$(576)	$1,670	$(1,596)	$387	$(1,209)

(a)The only component of other comprehensive income attributable to noncontrolling interests is foreign currency translation.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$926	$(265)	$661	$1,026	$(291)	$735
Foreign currency translation adjustment	1,551	(393)	1,158	(2,553)	745	(1,808)
Unrealized gain (loss) in fair value of investments	1,725	(366)	1,359	(1,295)	281	(1,014)
Total other comprehensive income (loss)	4,202	(1,024)	3,178	(2,822)	735	(2,087)
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	259	—	259	—	—	—
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$3,943	$(1,024)	$2,919	$(2,822)	$735	$(2,087)

(a)The only component of other comprehensive income attributable to noncontrolling interests is foreign currency translation.

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2019	$(38,340)	$(6,069)	$209	$(44,200)
Other comprehensive income before reclassifications	—	653	714	1,367
Amounts reclassified from AOCI	331	—	(28)	303
Total other comprehensive income	331	653	686	1,670
Balance as of June 30, 2019	$(38,009)	$(5,416)	$895	$(42,530)

	Six Months Ended June 30, 2019
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2018	$(38,670)	$(6,315)	$(464)	$(45,449)
Other comprehensive income before reclassifications	—	899	1,379	2,278
Amounts reclassified from AOCI	661	—	(20)	641
Total other comprehensive income	661	899	1,359	2,919
Balance as of June 30, 2019	$(38,009)	$(5,416)	$895	$(42,530)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2018	$(39,060)	$(4,765)	$229	$(43,596)
Other comprehensive loss before reclassifications	—	(634)	(929)	(1,563)
Amounts reclassified from AOCI	354	—	—	354
Total other comprehensive income (loss)	354	(634)	(929)	(1,209)
Balance as of June 30, 2018	$(38,706)	$(5,399)	$(700)	$(44,805)

	Six Months Ended June 30, 2018
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2017	$(39,441)	$(3,591)	$314	$(42,718)
Other comprehensive loss before reclassifications	—	(1,808)	(1,014)	(2,822)
Amounts reclassified from AOCI	735	—	—	735
Total other comprehensive income (loss)	735	(1,808)	(1,014)	(2,087)
Balance as of June 30, 2018	$(38,706)	$(5,399)	$(700)	$(44,805)

(18)     Business Segments

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2019 and 2018:

	Reportable Segments
			Specialty					Consolidated
(in thousands)	Civil	Building	Contractors	Total		Corporate		Total
Three Months Ended June 30, 2019
Total revenue	$541,117	$433,559	$223,299	$1,197,975		$—		$1,197,975
Elimination of intersegment revenue	(67,459)	(5,241)	—	(72,700)		—		(72,700)
Revenue from external customers	$473,658	$428,318	$223,299	$1,125,275		$—		$1,125,275
Income (loss) from construction operations	$(164,472)	$(3,810)	$(159,795)	$(328,077)	(a)	$(13,640)	(b)	$(341,717)
Capital expenditures	$24,439	$150	$110	$24,699		$235		$24,934
Depreciation and amortization(c)	$10,285	$497	$1,061	$11,843		$2,754		$14,597

Three Months Ended June 30, 2018
Total revenue	$461,614	$447,975	$270,633	$1,180,222		$—		$1,180,222
Elimination of intersegment revenue	(59,141)	(996)	—	(60,137)		—		(60,137)
Revenue from external customers	$402,473	$446,979	$270,633	$1,120,085		$—		$1,120,085
Income (loss) from construction operations	$49,439	$12,536	$7,454	$69,429		$(14,614)	(b)	$54,815
Capital expenditures	$27,352	$592	$215	$28,159		$174		$28,333
Depreciation and amortization(c)	$6,569	$489	$1,106	$8,164		$2,813		$10,977

(a)During the three months ended June 30, 2019, the Company recorded a non-cash goodwill impairment charge of $379.9 million in income (loss) from continuing operations (an unfavorable after-tax impact of $329.5 million, or $6.56 per diluted share) resulting from an interim impairment test the Company performed as of June 1, 2019. (For further information and breakdown of the goodwill impairment charge by segment, see Note 8, Goodwill and Intangible Assets).

(b)Consists primarily of corporate general and administrative expenses.

(c)Depreciation and amortization is included in income (loss) from construction operations.

	Reportable Segments
			Specialty					Consolidated
(in thousands)	Civil	Building	Contractors	Total		Corporate		Total
Six Months Ended June 30, 2019
Total revenue	$924,739	$869,802	$414,826	$2,209,367		$—		$2,209,367
Elimination of intersegment revenue	(117,587)	(8,018)	—	(125,605)		—		(125,605)
Revenue from external customers	$807,152	$861,784	$414,826	$2,083,762		$—		$2,083,762
Income (loss) from construction operations	$(122,727)	$(677)	$(167,283)	$(290,687)	(a)	$(28,117)	(b)	$(318,804)
Capital expenditures	$38,451	$205	$233	$38,889		$457		$39,346
Depreciation and amortization(c)	$19,655	$1,000	$2,125	$22,780		$5,534		$28,314

Six Months Ended June 30, 2018
Total revenue	$787,014	$938,592	$545,434	$2,271,040		$—		$2,271,040
Elimination of intersegment revenue	(121,427)	(1,372)	—	(122,799)		—		(122,799)
Revenue from external customers	$665,587	$937,220	$545,434	$2,148,241		$—		$2,148,241
Income (loss) from construction operations(d)	$52,278	$18,961	$14,689	$85,928		$(32,038)	(b)	$53,890
Capital expenditures	$46,548	$870	$634	$48,052		$251		$48,303
Depreciation and amortization(c)	$12,325	$970	$2,218	$15,513		$5,651		$21,164

(a)During the six months ended June 30, 2019, the Company recorded a non-cash goodwill impairment charge of $379.9 million in income (loss) from continuing operations (an unfavorable after-tax impact of $329.5 million, or $6.57 per diluted share) resulting from an interim impairment test the Company performed as of June 1, 2019. (For further information and breakdown of the goodwill impairment charge by segment, see Note 8, Goodwill and Intangible Assets).

(b)Consists primarily of corporate general and administrative expenses.

(c)Depreciation and amortization is included in income (loss) from construction operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(d)During the six months ended June 30, 2018, the Company recorded a charge of $17.8 million in income from construction operations (an after-tax impact of $12.8 million, or $0.25 per diluted share), which was primarily non-cash, as a result of the unexpected outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013.

A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Income (loss) from construction operations	$(341,717)	$54,815	$(318,804)	$53,890
Other income, net	900	1,050	1,322	1,830
Interest expense	(17,522)	(15,998)	(33,947)	(31,063)
Income (loss) before income taxes	$(358,339)	$39,867	$(351,429)	$24,657

Total assets by segment were as follows:

	As of	As of
(in thousands)	June 30, 2019	December 31, 2018
Civil	$2,545,572	$2,574,326
Building	961,287	913,746
Specialty Contractors	607,008	745,313
Corporate and other(a)	299,629	154,367
Total assets	$4,413,496	$4,387,752

(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position as of June 30, 2019 and the results of our operations for the three and six months ended June 30, 2019 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part 1, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2018, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

•Revisions of estimates of contract risks, revenue or costs; the timing of new awards; or the pace of project execution may result in losses or lower than anticipated profit;

•Unfavorable outcomes of existing or future litigation or dispute resolution proceedings against clients (project owners, developers, general contractors, etc.), subcontractors or suppliers, as well as failure to promptly recover significant working capital invested in projects subject to such matters;

•The requirement to perform extra, or change order, work resulting in disputes or claims or adversely affecting our working capital, profits and cash flows;

•A significant slowdown or decline in economic conditions;

•Risks and other uncertainties associated with assumptions and estimates used to prepare financial statements;

•Impairment of our goodwill or other indefinite-lived intangible assets;

•Inability to retain key members of our management, to hire and retain personnel required to complete projects or implement succession plans for key officers;

•Failure to meet our obligations under our debt agreements;

•Failure to meet contractual schedule requirements, which could result in higher costs and reduced profits or, in some cases, exposure to financial liability for liquidated damages and/or damages to customers;

•Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;

•Increased competition and failure to secure new contracts;

•Client cancellations of, or reductions in scope under, contracts reported in our backlog;

•Decreases in the level of government spending for infrastructure and other public projects;

•Possible systems and information technology interruptions, including due to cyberattack, systems failures or other similar events;

•The impact of inclement weather conditions on projects;

•Failure to comply with laws and regulations related to government contracts;

•Uncertainty from the expected discontinuance of London Interbank Offered Rate and transition to any other interest rate benchmark;

•Conversion of our outstanding Convertible Notes that could dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock;

•Potential dilutive impact of our Convertible Notes in our diluted earnings per share calculation; and

•Economic, political and other risks, including civil unrest, security issues, labor conditions, corruption and other unforeseeable events in countries where we do business, resulting in unanticipated losses.

Executive Overview

Consolidated revenue for the three and six months ended June 30, 2019 was $1.1 billion and $2.1 billion, respectively, consistent with revenue for the same periods in 2018. The loss from construction operations for the three and six months ended June 30, 2019 was $341.7 million and $318.8 million, respectively, driven by the $379.9 million pre-tax non-cash goodwill impairment charge. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the goodwill impairment charge. This non-cash charge does not impact the Company’s overall business operations, including the pursuit of new work. Adjusted income from construction operations for the three and six months ended June 30, 2019, which is a non-GAAP financial measure and excludes the non-cash goodwill impairment charge (and the associated tax benefit), was $38.2 million and $61.1 million, respectively, compared to $54.8 million and $53.9 million for the same periods in 2018. For a discussion of non-GAAP financial measures, including a reconciliation of non-GAAP financial measures to the most nearly comparable GAAP financial measures, see Non-GAAP Financial Measures below. The decrease for the second quarter of 2019 was principally due to unfavorable adjustments in the current-year period on certain electrical and mechanical projects in New York, none of which were individually material, as well as the absence of a prior-year immaterial favorable adjustment on a highway project in New York. The increase for the six-month period was primarily due to the absence of a prior-year pre-tax charge totaling $17.8 million, which was attributable to the unexpected outcome of an arbitration decision on a completed Civil segment project in New York, as well as improved contributions from several Civil and Building segment projects that are early in the project lifecycle, including an airport project in New Jersey. The increase was partially offset by unfavorable adjustments on the aforementioned and other electrical and mechanical projects in New York totaling $20.0 million, none of which were individually material, and the absence of the above-mentioned prior-year favorable adjustment on a highway project in New York. In addition, during both current-year periods, the Company’s results were impacted by lower than anticipated contributions from certain projects that have experienced execution delays, but which are expected to advance more meaningfully in the second half of 2019 and in 2020.

An income tax benefit of $42.9 million and $40.7 million was recognized for the three and six months ended June 30, 2019, respectively, reflecting effective tax rates of 12.0% and 11.6% compared to income tax expense of $12.0 million and $7.7 million and effective tax rates of 30.0% and 31.2%, respectively, for the comparable periods in 2018. A tax benefit totaling $50.4 million was recognized during the three months ended June 30, 2019 related to the goodwill impairment charge. The adjusted effective income tax rates for the three and six months ended June 30, 2019, which exclude the tax benefit from the goodwill impairment charge and which are non-GAAP financial measures, were 34.7% and 34.0%, respectively. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rates.

The loss per share for the three and six months ended June 30, 2019 was $6.38 and $6.40, respectively, compared to diluted earnings per share of $0.49 and $0.25, respectively, for the same periods in 2018. Adjusted diluted earnings per common share, which is a non-GAAP financial measure and excludes the goodwill impairment charge (and the associated tax benefit) for the three and six months ended June 30, 2019 was $0.18 and $0.17, respectively. The reduction in earnings per share was primarily due to the factors discussed above.

Consolidated new awards for the three and six months ended June 30, 2019 totaled $0.9 billion and $4.2 billion, respectively, compared to $1.3 billion and $3.6 billion for the same periods in 2018. The Specialty Contractors and Building segments were the primary contributors to the new award activity in the second quarter of 2019, whereas the new awards in the Civil and Building segments were most prominent in the first half of 2019.

Consolidated backlog as of June 30, 2019 was a near-record $11.4 billion, an increase of 22% compared to $9.3 billion at December 31, 2018 and up 31% compared to $8.7 billion at June 30, 2018. The backlog growth was attributable to a large volume of new awards across all segments, including the $1.4 billion Purple Line Section 3 Stations project in California (which includes $216 million of electrical and mechanical work to be performed by the Specialty Contractors segment), the Choctaw Casino and Resort project in Oklahoma, a large hospitality and gaming project in California, the $253 million Culver Line Communications-Based Train Control project in New York, a technology campus tenant improvement project worth over $200 million in California and the $200 million Southland Gaming Casino and Hotel project in Arkansas. As of June 30, 2019, the mix of backlog by segment was approximately 55% for Civil, 25% for Building and 20% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2018 to June 30, 2019:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2018	Awards(a)	Recognized	June 30, 2019(b)
Civil	$5,141.9	$1,846.8	$(807.2)	$6,181.5
Building	2,333.1	1,397.0	(861.8)	2,868.3
Specialty Contractors	1,821.7	918.0	(414.8)	2,324.9
Total	$9,296.7	$4,161.8	$(2,083.8)	$11,374.7

(a)New awards consist of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

(b)Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place).

The outlook for the Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, although the pace of growth could continue to be moderated by project delays or the timing of project commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments and limited competition for some of the largest project opportunities. In recent years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. In addition, the Trump Administration and various congressional leaders continue to propose a significant federal infrastructure investment program, which most recently has been estimated at approximately $2 trillion. Furthermore, several large, long-duration civil infrastructure programs with which we are already involved are progressing, such as the Purple Line Extension projects in Los Angeles. Finally, while interest rates have climbed modestly from their historical low levels, they remain relatively low and generally favorable to sustain continued demand and spending by customers.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expense and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented under generally accepted accounting principles in the United States (“GAAP”), we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.

These non-GAAP financial measures, which exclude the non-cash goodwill impairment charge incurred in the second quarter of 2019 (and the tax benefit associated with that charge), include adjusted income (loss) from construction operations, adjusted net income attributable to Tutor Perini Corporation, adjusted diluted earnings per common share and adjusted effective income tax rate. We also reference adjusted operating margin for each segment, which is a non-GAAP financial measure that we define as adjusted income (loss) from construction operations as a percentage of consolidated revenue. These non-GAAP financial measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled non-GAAP financial measures presented by other companies. Reconciliations of these non-GAAP financial measures to the most nearly comparable GAAP financial measures are presented below.

Reconciliation of Non-GAAP Financial Measures
			Specialty		Consolidated
(in millions)	Civil	Building	Contractors	Corporate	Total
Three Months Ended June 30, 2019
Income (loss) from construction operations, as reported	$(164.5)	$(3.8)	$(159.8)	$(13.6)	$(341.7)
Plus: Goodwill impairment charge	210.2	13.5	156.2	—	379.9
Adjusted income (loss) from construction operations	$45.7	$9.7	$(3.6)	$(13.6)	$38.2

Six Months Ended June 30, 2019
Income (loss) from construction operations, as reported	$(122.7)	$(0.7)	$(167.3)	$(28.1)	$(318.8)
Plus: Goodwill impairment charge	210.2	13.5	156.2	—	379.9
Adjusted income (loss) from construction operations	$87.5	$12.8	$(11.1)	$(28.1)	$61.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts and percentages)	2019	2018	2019	2018
Net income (loss) attributable to Tutor Perini Corporation, as reported	$(320.5)	$24.9	$(320.9)	$12.8
Plus: Goodwill impairment charge	379.9	—	379.9	—
Less: Tax benefit provided on goodwill impairment charge	(50.4)	—	(50.4)	—
Adjusted net income attributable to Tutor Perini Corporation	$9.0	$24.9	$8.6	$12.8

Diluted earnings (loss) per common share, as reported	$(6.38)	$0.49	$(6.40)	$0.25
Plus: Goodwill impairment charge	7.56	—	7.57	—
Less: Tax benefit provided on goodwill impairment charge	(1.00)	—	(1.00)	—
Adjusted diluted earnings per common share	$0.18	$0.49	$0.17	$0.25

Effective income tax rate, as reported	(12.0)%	30.0%	(11.6)%	31.2%
Tax effect of goodwill impairment charge	46.7%	—%	45.6%	—%
Adjusted effective income tax rate	34.7%	30.0%	34.0%	31.2%

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue, income (loss) from construction operations and adjusted income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenue	$473.7	$402.5	$807.2	$665.6
Income (loss) from construction operations, as reported	(164.5)	49.4	(122.7)	52.3
Plus: Goodwill impairment charge	210.2	—	210.2	—
Adjusted income from construction operations	$45.7	$49.4	$87.5	$52.3

Revenue for the three and six months ended June 30, 2019 increased 18% and 21% compared to the same periods in 2018. The growth for both periods was principally driven by increased project execution activities on a mass-transit project in the Midwest, a highway project in Maryland and an airport project in New Jersey. For the six-month period, the increase was also due to increased activity on a tunnel project in British Columbia.

Income from construction operations for the three and six months ended June 30, 2019 decreased 433% and 335% compared to the same periods in 2018 principally due to the goodwill impairment charge in the second quarter. Adjusted income from construction operations for the three and six months ended June 30, 2019 decreased 7% and increased 67% compared to the same periods in 2018. The decrease for the current-year second quarter was principally due to the absence of a prior-year immaterial favorable adjustment on a highway project in New York. The increase for the six-month period of 2019 was primarily due to the absence of the prior-year pre-

tax charge totaling $17.8 million mentioned above in the Executive Overview, and improved contributions from several projects in the segment that are early in the project lifecycle, including an airport project in New Jersey. The increase was partially offset by the absence of the prior-year favorable adjustment on a highway project in New York, also mentioned in the Executive Overview.

Operating margin was (34.7)% and (15.2)% and adjusted operating margin was 9.6% and 10.8% for the three and six months ended June 30, 2019, respectively, compared to 12.3% and 7.9% for the same periods in 2018. The reduction in operating margin was driven by the second quarter goodwill impairment charge. The changes to adjusted operating margin for both periods were primarily driven by the factors mentioned above that drove the changes in adjusted income from construction operations.

New awards in the Civil segment totaled $149 million and $1.8 billion for the three and six months ended June 30, 2019 compared to $664 million and $1.3 billion, respectively, for the same periods in 2018. New awards in the second quarter of 2019 included a $122 million wastewater treatment project in Guam and various other smaller projects, the combined value of which was offset by $216 million of electrical and mechanical work subcontracted to the Specialty Contractors segment.

Backlog for the Civil segment was $6.2 billion as of June 30, 2019, up 30% compared to $4.7 billion as of June 30, 2018. The increase was driven primarily by the award in the first quarter of 2019 of the $1.4 billion Purple Line Section 3 Stations project in California. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.

Building Segment

Revenue, income (loss) from construction operations and adjusted income from construction operations for the Building segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenue	$428.3	$447.0	$861.8	$937.2
Income (loss) from construction operations, as reported	(3.8)	12.5	(0.7)	19.0
Plus: Goodwill impairment charge	13.5	—	13.5	—
Adjusted income from construction operations	$9.7	$12.5	$12.8	$19.0

Revenue for the three and six months ended June 30, 2019 decreased 4% and 8%, respectively, compared to the same periods in 2018. The decrease for the three-month period was primarily due to reduced project execution activities on certain projects in California that are complete or nearing completion, partially offset by increased activity on a newer large technology project in California and an airport project in New Jersey. The decrease for the six-month period was primarily due to the completion of two large technology projects in California, partially offset by greater volume for the newer technology project in California.

Income from construction operations for the three and six months ended June 30, 2019 decreased 130% and 104% compared to the same periods in 2018 primarily due to the goodwill impairment charge in the second quarter. Adjusted income from construction operations for the three and six months ended June 30, 2019 decreased 22% and 33%, respectively, compared to the same periods in 2018. For both periods, the decrease was primarily due to the absence of prior-year favorable closeout adjustments on certain projects in California and Texas, partially offset by positive contributions from the above-mentioned airport project in New Jersey.

Operating margin was (0.9)% and (0.1)% and adjusted operating margin was 2.3% and 1.5% for the three and six months ended June 30, 2019, respectively, compared to 2.8% and 2.0% for the same periods in 2018. The reduction in operating margin was driven by the second quarter goodwill impairment charge. The changes to adjusted operating margin for both periods were primarily driven by the factors mentioned above that drove the changes in adjusted income from construction operations.

New awards in the Building segment totaled $328 million and $1.4 billion for the three and six months ended June 30, 2019, respectively, compared to $296 million and $1.3 billion for the same periods in 2018. New awards in the second quarter of 2019 included a technology campus tenant improvement project in California valued at more than $200 million.

Backlog for the Building segment was $2.9 billion as of June 30, 2019, up 38% compared to $2.1 billion as of June 30, 2018. The increase was driven by the awards in the first quarter of 2019 of the Choctaw Casino and Resort project in Oklahoma, a large hospitality and gaming project in California and the $200 million Southland Gaming Casino and Hotel project in Arkansas, as well as the above-mentioned technology campus tenant improvement project in California awarded in the second quarter of 2019. The Building segment continues to have a large volume of prospective projects, some of which have already been bid and are expected to be selected and awarded by customers in 2019. Strong demand is expected to continue due to ongoing customer spending supported by a still favorable interest rate environment.

Specialty Contractors Segment

Revenue, income (loss) from construction operations and adjusted income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenue	$223.3	$270.6	$414.8	$545.4
Income (loss) from construction operations, as reported	(159.8)	7.5	(167.3)	14.7
Plus: Goodwill impairment charge	156.2	—	156.2	—
Adjusted income (loss) from construction operations	$(3.6)	$7.5	$(11.1)	$14.7

Revenue for the three and six months ended June 30, 2019 decreased 17% and 24%, respectively, compared to the same periods in 2018. The decrease for both periods was primarily due to reduced project execution activities on certain electrical and mechanical projects in California, Washington and New York that are complete or nearing completion.

Loss from construction operations was $159.8 million and $167.3 million for the three and six months ended June 30, 2019, respectively, compared to income from construction operations of $7.5 million and $14.7 million during the three and six months ended June 30, 2018, respectively. The decrease was mostly due to the aforementioned goodwill impairment charge incurred in the second quarter of 2019. Excluding the impact of the goodwill impairment charge, the Company reported a profit reduction, recognizing adjusted losses from construction operations of $3.6 million and $11.1 million for the three and six months ended June 30, 2019, respectively, compared to adjusted income from construction operations of $7.5 million and $14.7 million for the corresponding periods in 2018. The decrease for the second quarter was principally due to unfavorable adjustments on certain electrical and mechanical projects in New York, none of which were material individually or in the aggregate. The decrease for the six-month period was primarily due to unfavorable adjustments totaling $20.0 million on the above-mentioned projects and on certain other electrical and mechanical projects in New York, none of which were individually material.

Operating margin was (71.6)% and (40.3)% and adjusted operating margin was (1.6)% and (2.7)% for the three and six months ended June 30, 2019, respectively, compared to 2.8% and 2.7% for the same periods in 2018. The reduction in operating margin was driven by the second quarter goodwill impairment charge. The changes to adjusted operating margin for both periods were primarily driven by the factors mentioned above that drove the changes in adjusted income (loss) from construction operations.

New awards in the Specialty Contractors segment totaled $439 million and $918 million for the three and six months ended June 30, 2019 compared to $374 million and $950 million, respectively, for the same periods in 2018. New awards in the second quarter of 2019 included $216 million of electrical and mechanical subcontracts for the Purple Line Section 3 Stations project in California, as well as $83 million and $71 million of mechanical and electrical projects in New York, respectively.

Backlog for the segment was $2.3 billion as of June 30, 2019, up 24% compared to $1.9 billion as of June 30, 2018, driven by the new awards mentioned above. Many of the segment’s new awards over the last year have notably higher margins than in the past due, in some cases, to limited competition. The segment continues to have a substantial volume of prospective projects with demand increasing because of strong public and private sector spending on civil and building projects. The Specialty Contractors segment is increasingly focused on servicing the Company’s growing backlog of large Civil and Building segment projects, but remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $13.6 million and $28.4 million during the three and six months ended June 30, 2019, respectively, compared to $14.4 million and $31.8 million during the three and six months ended June 30, 2018, respectively. The decreases in the 2019 periods were primarily due to lower compensation-related expenses.

Other Income, Net, Interest Expense and Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Other income, net	$0.9	$1.1	$1.3	$1.8
Interest expense	(17.5)	(16.0)	(33.9)	(31.1)
Income tax benefit (expense)	42.9	(12.0)	40.7	(7.7)

Interest expense increased $1.5 million and $2.8 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases in the 2019 periods were primarily due to higher average balances and interest rates on our line of credit.

The Company recognized a tax benefit of $42.9 million on a loss before income taxes of $358.3 million for the three months ended June 30, 2019. The effective income tax rate for the three and six months ended June 30, 2019 was 12.0% and 11.6%, respectively, compared to 30.0% and 31.2% for the same periods in 2018. The lower rates in the 2019 period primarily resulted from the $379.9 million goodwill impairment charge discussed above of which approximately $209.5 million is not deductible for income tax purposes. The Company recognized a tax benefit totaling $50.4 million as a result of the impairment charge. For a further discussion of income taxes, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $350 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, including substantial amounts anticipated in the remainder of 2019, and along with our unused credit capacity of $115 million and cash position, will be sufficient to fund any working capital needs for the next 12 months.

Cash and Working Capital

Cash and cash equivalents were $149.9 million as of June 30, 2019 compared to $116.1 million as of December 31, 2018. Cash immediately available for general corporate purposes was $64.7 million and $51.7 million as of June 30, 2019 and December 31, 2018, respectively, with the remainder being our proportionate share of cash held by our unconsolidated joint ventures and also amounts held by our consolidated joint ventures, which in both cases were available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $70.0 million as of June 30, 2019 compared to $61.9 million as of December 31, 2018.

During the six months ended June 30, 2019, net cash used in operating activities was $111.5 million (with a positive operating cash flow in the second quarter) due primarily to investments in project working capital that exceeded cash generated from earnings sources. The change in working capital primarily reflects an increase in accounts receivable due to timing of collections. During the six months ended June 30, 2018, net cash used in operating activities was $62.4 million due primarily to investments in project working capital that exceeded cash generated from earnings sources. The change in project working capital primarily reflected an increase in costs and estimated earnings in excess of billings and a decrease in accounts payable primarily due to timing of payments to vendors and subcontractors, partially offset by an increase in billings in excess of costs and estimated earnings and a decrease in retainage receivable.

The change resulting from the comparison of cash used in operating activities for the six months ended June 30, 2019 with the cash flow for the comparable period in 2018 is an increase in cash used of $49.1 million in the 2019 period which primarily reflects unfavorable timing of collections of accounts receivable, partially offset by favorable timing of payments to vendors and subcontractors impacting accounts payable.

The cash used for investing activities during the first six months of 2019 and 2018 was $41.2 million and $44.8 million, respectively, due primarily to the acquisition of property and equipment for projects.

For the first six months of 2019, net cash provided by financing activities was $187.5 million, which was primarily due to increased net borrowings of $189.0 million. Net cash provided by financing activities for the comparable period in 2018 was $51.5 million, which was primarily due to increased net borrowings of $81.4 million, partially offset by a $16.0 million earn-out payment related to an acquisition in a prior year and $12.5 million of cash distributions to noncontrolling interests.

At June 30, 2019, we had working capital of $1.8 billion, a ratio of current assets to current liabilities of 2.03 and a ratio of debt to equity of 0.64, compared to working capital of $1.6 billion, a ratio of current assets to current liabilities of 1.99 and a ratio of debt to equity of 0.43 at December 31, 2018.

Debt

Summarized below are the key terms of the 2017 Credit Facility as of June 30, 2019. For additional information regarding our outstanding debt, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

2017 Credit Facility

On April 20, 2017, we entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (subject to certain further exceptions). In addition, the 2017 Credit Facility permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans. On May 7, 2019, certain provisions of the 2017 Credit Facility were amended, including, among other things, setting the maximum leverage ratio at 3.50:1.00 for the remainder of its term, thus eliminating the step down from 3.50:1.00 to 3.25:1.00. For additional information regarding the terms of our 2017 Credit Facility, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended June 30, 2019
	Actual	Required
Fixed charge coverage ratio	3.18 to 1.00	> or = 1.25 : 1.00
Leverage ratio	3.07 to 1.00	< or = 3.50 : 1.00

As of June 30, 2019, we were in compliance and expect to continue to be in compliance with the covenants under the 2017 Credit Facility.

Contractual Obligations

There have been no material changes in our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of our accounting policies related to goodwill.

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

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018, updated by Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibits	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2019, formatted in Inline XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: August 8, 2019	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer