Form 10-Q
period 2019-09-30
TUTOR PERINI CORP
filed 2019-11-06
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at October 31, 2019 was 50,278,816.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per common share amounts)	2019	2018	2019	2018
REVENUE	$1,189,345	$1,123,137	$3,273,107	$3,271,378
COST OF OPERATIONS	(1,074,282)	(1,012,013)	(2,968,631)	(2,974,546)
GROSS PROFIT	115,063	111,124	304,476	296,832
General and administrative expenses	(67,120)	(63,818)	(195,474)	(195,636)
Goodwill impairment	—	—	(379,863)	—
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	47,943	47,306	(270,861)	101,196
Other income, net	1,674	1,909	2,996	3,739
Interest expense	(17,305)	(16,411)	(51,252)	(47,474)
INCOME (LOSS) BEFORE INCOME TAXES	32,312	32,804	(319,117)	57,461
Income tax (expense) benefit	(5,591)	(7,368)	35,121	(15,071)
NET INCOME (LOSS)	26,721	25,436	(283,996)	42,390
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,408	4,164	17,577	8,359
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$19,313	$21,272	$(301,573)	$34,031
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.38	$0.43	$(6.01)	$0.68
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.38	$0.42	$(6.01)	$0.68
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,279	50,018	50,201	49,927
DILUTED	50,582	50,375	50,201	50,210

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
NET INCOME (LOSS)	$26,721	$25,436	$(283,996)	$42,390

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	331	365	992	1,100
Foreign currency translation adjustments	(450)	376	708	(1,432)
Unrealized gain (loss) in fair value of investments	256	(129)	1,615	(1,143)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	137	612	3,315	(1,475)

COMPREHENSIVE INCOME (LOSS)	26,858	26,048	(280,681)	40,915
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,309	4,164	17,737	8,359
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$19,549	$21,884	$(298,418)	$32,556

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of September 30,	As of December 31,
(in thousands, except share and per share amounts)	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($110,447 and $43,131 related to variable interest entities ("VIEs"))	$207,130	$116,075
Restricted cash	6,261	3,788
Restricted investments	67,728	58,142
Accounts receivable ($142,749 and $62,482 related to VIEs)	1,460,450	1,261,072
Retainage receivable ($73,424 and $36,724 related to VIEs)	542,274	478,744
Costs and estimated earnings in excess of billings	1,159,333	1,142,295
Other current assets ($36,859 and $30,185 related to VIEs)	162,406	115,527
Total current assets	3,605,582	3,175,643
PROPERTY AND EQUIPMENT ("P&E"), net of accumulated depreciation of $375,717 and $343,735 (net P&E of $54,729 and $51,508 related to VIEs)	509,986	490,669
GOODWILL	205,143	585,006
INTANGIBLE ASSETS, NET	83,254	85,911
OTHER ASSETS	90,943	50,523
TOTAL ASSETS	$4,494,908	$4,387,752

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$10,862	$16,767
Accounts payable ($74,183 and $18,070 related to VIEs)	670,458	621,728
Retainage payable ($10,294 and $0 related to VIEs)	232,209	211,956
Billings in excess of costs and estimated earnings ($404,357 and $263,764 related to VIEs)	818,806	573,190
Accrued expenses and other current liabilities ($37,935 and $34,828 related to VIEs)	188,373	174,325
Total current liabilities	1,920,708	1,597,966
LONG-TERM DEBT, less current maturities, net of unamortized discounts and debt issuance costs totaling $26,358 and $34,998	825,382	744,737
DEFERRED INCOME TAXES	58,305	105,521
OTHER LONG-TERM LIABILITIES	186,965	151,639
TOTAL LIABILITIES	2,991,360	2,599,863
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 50,278,816 and 50,025,996 shares	50,279	50,026
Additional paid-in capital	1,113,987	1,102,919
Retained earnings	400,108	701,681
Accumulated other comprehensive loss	(42,294)	(45,449)
Total stockholders' equity	1,522,080	1,809,177
Noncontrolling interests	(18,532)	(21,288)
TOTAL EQUITY	1,503,548	1,787,889
TOTAL LIABILITIES AND EQUITY	$4,494,908	$4,387,752

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(283,996)	$42,390
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	379,863	—
Depreciation	41,884	30,924
Amortization of intangible assets	2,657	2,657
Share-based compensation expense	14,331	17,779
Change in debt discounts and deferred debt issuance costs	9,790	8,962
Deferred income taxes	(48,318)	233
(Gain) loss on sale of property and equipment	(1,799)	823
Changes in other components of working capital	(7,148)	(136,113)
Other long-term liabilities	3,979	(2,606)
Other, net	122	190
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	111,365	(34,761)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(62,677)	(64,411)
Proceeds from sale of property and equipment	4,300	5,462
Investment in securities	(18,790)	(13,841)
Proceeds from maturities and sales of investments in securities	11,078	14,302
NET CASH USED IN INVESTING ACTIVITIES	(66,089)	(58,488)

Cash Flows from Financing Activities:
Proceeds from debt	649,139	1,502,177
Repayment of debt	(583,039)	(1,444,760)
Business acquisition related payment	—	(15,951)
Cash payments related to share-based compensation	(2,363)	(2,671)
Distributions paid to noncontrolling interests	(21,500)	(22,500)
Contributions from noncontrolling interests	6,519	1,000
Debt modification costs	(504)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,252	17,295

Net increase (decrease) in cash, cash equivalents and restricted cash	93,528	(75,954)
Cash, cash equivalents and restricted cash at beginning of period	119,863	197,648
Cash, cash equivalents and restricted cash at end of period	$213,391	$121,694

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 may not be indicative of the results that will be achieved for the full year ending December 31, 2019.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of September 30, 2019 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated.

(2)     Recent Accounting Pronouncements

New accounting pronouncements adopted by the Company during the nine months ended September 30, 2019 are discussed below.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” adopting amendments to certain disclosure rules that were redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, GAAP or changes in the information environment. This release was subsequently codified in July 2019 as part of Accounting Standards Update (“ASU”) 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, “Disclosure Update and Simplification,” and Nos. 33-10231 and 33-10442, “Investment Company Reporting Modernization,” and Miscellaneous Updates. The amendments expanded the disclosure requirements relating to the analysis of equity for interim financial statements. Under the amendments, an analysis of the changes in each caption of stockholders’ equity and noncontrolling interests presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance of each period for which a statement of earnings is required to be filed. The final rule was effective on November 5, 2018. The Company adopted the final rule effective for the first quarter of 2019. The adoption of the final rule did not have an impact on the Company’s consolidated financial position or results of operations. See Note 16, Changes in Equity, for the new required disclosures.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASC 842”). ASC 842 amends the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases. This ASU requires, among other things, the recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases currently classified as operating leases. ASC 842 allowed companies to adopt the new standard by applying either a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard using the optional transition method. Under this method, financial results reported in periods prior to 2019 are unchanged. The Company elected the package of practical expedients which provides relief from having to reassess (1) whether any expired or existing contracts contain leases, (2) lease classification (as operating or financing) for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also elected to separate non-lease components from lease components. Based on the Company’s evaluation of ASC 842, the adoption on January 1, 2019 resulted in an increase of $43.3 million to its assets and liabilities on the Condensed Consolidated Balance Sheets with no impact to its results of operations or cash flows.

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

____________________________________________________________________________________________________

(a)Balance as previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(b)Prior to the adoption of ASC 842, operating lease ROU assets and current and long-term operating lease liabilities were not recorded on the Condensed Consolidated Balance Sheets.

The following table presents the impacts of adoption of the new leases standard on the Condensed Consolidated Balance Sheet:

	As of September 30, 2019
		Balance Without
BALANCE SHEET		Adoption of	Effect of
(in thousands)	As Reported	ASC 842	Change
ASSETS
Other assets(a)	$90,943	$49,823	$41,120

LIABILITIES
Accrued expenses and other current liabilities(a)	$188,373	$177,298	$11,075
Other long-term liabilities(a)	186,965	156,920	30,045

____________________________________________________________________________________________________

(a)Prior to the adoption of ASC 842, operating lease ROU assets and current and long-term operating lease liabilities were not recorded on the Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2019, the new requirements of ASC 842 did not have an impact on the Company’s results of operations or cash flows.

(3)     Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Civil segment revenue by end market:
Mass transit	$265,671	$177,619	$655,541	$485,841
Bridges	113,743	128,240	269,517	311,979
Highways	44,630	46,553	145,917	129,619
Tunneling	32,076	33,377	96,602	66,009
Other	68,426	45,699	164,121	103,627
Total Civil segment revenue	$524,546	$431,488	$1,331,698	$1,097,075

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Building segment revenue by end market:
Commercial and industrial facilities	$121,206	$57,505	$345,752	$290,571
Health care facilities	58,323	127,219	199,347	320,416
Municipal and government	62,444	67,003	192,986	187,984
Hospitality and gaming	57,672	65,744	180,556	226,999
Mass transit	53,384	—	123,772	—
Education facilities	33,469	43,405	123,059	108,763
Mixed use	2,183	40,758	26,774	121,348
Other	26,665	53,858	84,884	136,631
Total Building segment revenue	$415,346	$455,492	$1,277,130	$1,392,712

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Specialty Contractors segment revenue by end market:
Mass transit	$103,710	$63,457	$285,121	$216,808
Commercial and industrial facilities	51,471	48,601	139,112	136,892
Multi-unit residential	25,860	18,254	56,474	64,104
Education facilities	21,610	26,024	47,226	77,626
Mixed use	18,465	37,587	47,170	137,420
Health care facilities	5,217	12,873	26,116	43,861
Transportation	5,931	17,150	16,092	73,154
Other	17,189	12,211	46,968	31,726
Total Specialty Contractors segment revenue	$249,453	$236,157	$664,279	$781,591

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$420,839	$144,106	$136,191	$701,136	$341,067	$177,377	$99,913	$618,357
Private owners	70,855	234,350	108,476	413,681	63,477	225,225	124,186	412,888
Federal agencies	32,852	36,890	4,786	74,528	26,944	52,890	12,058	91,892
Total revenue	$524,546	$415,346	$249,453	$1,189,345	$431,488	$455,492	$236,157	$1,123,137

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$1,059,384	$422,590	$347,517	$1,829,491	$894,613	$452,918	$312,541	$1,660,072
Private owners	189,325	733,103	301,446	1,223,874	134,891	790,330	423,280	1,348,501
Federal agencies	82,989	121,437	15,316	219,742	67,571	149,464	45,770	262,805
Total revenue	$1,331,698	$1,277,130	$664,279	$3,273,107	$1,097,075	$1,392,712	$781,591	$3,271,378

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$376,230	$144,514	$208,689	$729,433	$272,996	$91,972	$193,607	$558,575
Guaranteed maximum price	639	159,217	4,405	164,261	3,025	269,069	18,720	290,814
Unit price	142,253	2,922	25,193	170,368	141,917	9,938	7,939	159,794
Cost plus fee and other	5,424	108,693	11,166	125,283	13,550	84,513	15,891	113,954
Total revenue	$524,546	$415,346	$249,453	$1,189,345	$431,488	$455,492	$236,157	$1,123,137

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$969,041	$395,123	$551,779	$1,915,943	$716,826	$267,630	$675,526	$1,659,982
Guaranteed maximum price	4,517	551,399	15,326	571,242	11,200	801,537	51,762	864,499
Unit price	343,416	10,950	64,379	418,745	332,118	29,526	21,829	383,473
Cost plus fee and other	14,724	319,658	32,795	367,177	36,931	294,019	32,474	363,424
Total revenue	$1,331,698	$1,277,130	$664,279	$3,273,107	$1,097,075	$1,392,712	$781,591	$3,271,378

Changes in Contract Estimates that Impact Revenue

Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Net revenue was negatively impacted during the three- and nine-month periods ended September 30, 2019 related to performance obligations satisfied (or partially satisfied) in prior periods by $13.8 million and $46.3 million, respectively. Net revenue recognized during the three and nine months ended September 30, 2018 related to performance obligations satisfied (or partially satisfied) in prior periods was immaterial.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2019, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.3 billion, $1.6 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. As of September 30, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.2 billion, $2.1 billion and $1.7 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Retainage receivable	$542,274	$478,744
Costs and estimated earnings in excess of billings:
Claims	756,760	698,274
Unapproved change orders	334,125	354,000
Other unbilled costs and profits	68,448	90,021
Total costs and estimated earnings in excess of billings	1,159,333	1,142,295
Capitalized contract costs	60,290	37,404
Total contract assets	$1,761,897	$1,658,443

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress towards completion. As of September 30, 2019, the amount of retainage receivables estimated by management to be collected beyond one year is approximately 39% of the balance.

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

Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and nine months ended September 30, 2019, $8.5 million and $22.8 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and nine months ended September 30, 2018, $4.0 million and $12.2 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Retainage payable	$232,209	$211,956
Billings in excess of costs and estimated earnings	818,806	573,190
Total contract liabilities	$1,051,015	$785,146

Retainage payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payable is not remitted to subcontractors until the associated retainage receivable from customers is collected. As of September 30, 2019, the amount of retainage payable estimated by management to be remitted beyond one year is approximately 30% of the balance.

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and nine months ended September 30, 2019 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $322.8 million and $437.1 million, respectively. Revenue recognized during the three and nine months ended September 30, 2018 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $251.4 million and $341.2 million, respectively.

(5)     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Cash and cash equivalents available for general corporate purposes	$49,166	$51,749
Joint venture cash and cash equivalents	157,964	64,326
Cash and cash equivalents	207,130	116,075
Restricted cash	6,261	3,788
Total cash, cash equivalents and restricted cash	$213,391	$119,863

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share data)	2019	2018	2019	2018
Net income (loss) attributable to Tutor Perini Corporation	$19,313	$21,272	$(301,573)	$34,031

Weighted-average common shares outstanding, basic	50,279	50,018	50,201	49,927
Effect of dilutive restricted stock units and stock options	303	357	—	283
Weighted-average common shares outstanding, diluted	50,582	50,375	50,201	50,210

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$0.38	$0.43	$(6.01)	$0.68
Diluted	$0.38	$0.42	$(6.01)	$0.68

Anti-dilutive securities not included above	1,665	2,107	3,458	2,765

The net loss attributable to Tutor Perini Corporation per common share for the nine months ended September 30, 2019 in the table above reflects the impact of the $379.9 million goodwill impairment charge discussed in Note 8, Goodwill and Intangible Assets, with an after-tax impact of $329.5 million, or $6.56 per diluted share.

For the nine months ended September 30, 2019, all outstanding restricted stock units and stock options were excluded from the calculation of diluted shares outstanding due to the net loss for the period.

(7)     Income Taxes

The Company’s effective income tax rate was 17.3% and 11.0% for the three and nine months ended September 30, 2019 and 22.5% and 26.2% for the three and nine months ended September 30, 2018, respectively. The Company’s provision for income taxes and effective tax rate for the nine months ended September 30, 2019 were significantly impacted by the goodwill impairment charge discussed in Note 8, Goodwill and Intangible Assets. Of the total goodwill impairment charge of $379.9 million, approximately $209.5 million pertained to goodwill that is not tax deductible and yielded permanent differences between book income and taxable income. For the nine months ended September 30, 2019, the Company recognized a tax benefit totaling $50.4 million as a result of the impairment charge. Additionally, approximately $50.3 million was recorded as a deferred tax asset or a reduction of a previously recorded deferred tax liability due to the impairment charge.

The effective tax rate for the three months ended September 30, 2019 of 17.3% and the adjusted effective income tax rate for the nine months ended September 30, 2019 of 25.1%, which excludes the goodwill impairment charge and associated tax benefit, were favorably impacted by earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company and tax return-to-provision adjustments. The nine-month period ended September 30, 2019 also included the unfavorable impact of expired stock options for which the share-based compensation expense recognized in prior periods will not be deductible for income taxes. The effective tax rates for the 2018 periods were favorably impacted by the release of tax liabilities as a result of expirations of statutes of limitations and earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company, partially offset by unfavorable rate impacts of share-based compensation-related changes. The effective tax rates for all periods also include provisions for state income taxes, net of the federal benefit.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(8)      Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill since its inception through September 30, 2019:

			Specialty
(in thousands)	Civil	Building	Contractors	Total
Gross goodwill	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment	(76,716)	(411,269)	—	(487,985)
Balance as of December 31, 2018	415,358	13,455	156,193	585,006
Second quarter 2019 impairment	(210,215)	(13,455)	(156,193)	(379,863)
Balance as of September 30, 2019(a)	$205,143	$—	$—	$205,143

____________________________________________________________________________________________________

(a)As of September 30, 2019, accumulated impairment was $867.8 million.

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

The Company believes that the discount rates, timing of cash flows and other inputs and assumptions used in the Interim Test were consistent with those that a market participant would use based on the events described above which occurred during the second quarter of 2019 and were reflective of the market assessment of the fair value of its reporting units at that time. In addition, the Company believes that its estimates and assumptions about future revenues and margin projections in the Interim Test were reasonable and consistent with the estimates and assumptions used in the annual goodwill impairment test as of October 1, 2018. As an additional step to corroborate the Interim Test results, the Company compared its implied control premium with those of recent comparable market transactions and concluded that the implied control premium was within the range of control premiums observed in prior industry-specific M&A transactions.

Similar to previous valuations, the Company noted that small changes to valuation assumptions could have a significant impact on the concluded value. The assumption changes described above were relatively larger in the Specialty Contractors reporting unit than in the Civil or Building reporting units, as Specialty Contractors had not met recent market expectations at the time of the Interim Test.

As of September 30, 2019, the Company determined that no triggering events occurred or circumstances changed since the date of our Interim Test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount. However, since the Interim Test reduced the carrying value of the Civil reporting unit to approximate its fair value, there is a risk of additional goodwill impairment if future events related to the Civil reporting unit are less favorable than what the Company assumed or estimated in its Interim Test. The Company will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during interim periods prior to the annual impairment test. These events and circumstances include, but are not limited to, a sustained decline in our stock price and market capitalization, as well as quantitative and qualitative factors specific to the Civil reporting unit which indicate potential triggering events that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Intangible Assets

Intangible assets consist of the following:

	As of September 30, 2019				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
(in thousands)	Cost	Amortization	Charge	Value	Period
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(20,645)	(23,232)	30,473	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(20,784)	(16,645)	2,371	12 years
Construction contract backlog	73,706	(73,706)	—	—	N/A
Total	$311,456	$(115,135)	$(113,067)	$83,254

	As of December 31, 2018				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
(in thousands)	Cost	Amortization	Charge	Value	Period
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(18,780)	(23,232)	32,338	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(19,992)	(16,645)	3,163	12 years
Construction contract backlog	73,706	(73,706)	—	—	N/A
Total	$311,456	$(112,478)	$(113,067)	$85,911

Amortization expense for the three and nine months ended September 30, 2019 was $0.9 million and $2.7 million, respectively. Amortization expense for the three and nine months ended September 30, 2018 was $0.9 million and $2.7 million, respectively. As of September 30, 2019, amortization expense is estimated to be $0.9 million for the remainder of 2019, $3.5 million in 2020, $3.4 million in 2021, $2.6 million in 2022 and $2.5 million in both 2023 and 2024.

Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. The Company has also monitored events and circumstances as well as any entity-specific quantitative or qualitative factors, which occurred during interim periods since the annual test, that suggest intangible assets should be reevaluated for impairment. During the interim periods since the date of the last annual test, and prior to the second quarter of 2019, management concluded that there have been no triggering events that would more likely than not reduce the fair value of the Company’s intangible assets below their carrying amounts.

In conjunction with its interim goodwill test during the second quarter of 2019, the Company also evaluated its non-amortizable trade names for potential impairment due to the second quarter triggering factors related to goodwill mentioned above. The Company performed its interim impairment test by comparing the carrying value of its indefinite-lived intangible assets to their calculated fair value, which is determined by the income approach (relief from royalty method). This income-based valuation approach involves similar key assumptions to the goodwill impairment analysis discussed above. The interim impairment test performed in the second quarter of 2019 resulted in an estimated fair value for the non-amortizable trade names that substantially exceeded their respective net book values; therefore, no impairment charge was necessary for the second quarter. While the key assumptions used in the impairment test of the non-amortizable trade names are similar to those used in the evaluation of goodwill, historically, the headroom (the excess of calculated fair value over carrying value) has been relatively higher for non-amortizable trade names than for goodwill. Unlike goodwill, trade names possess inherent value based on market perception which is valued considering the cost savings available through ownership and the avoidance of paying royalties associated with revenue generation. The discounted value is not impacted by cash flow related assumptions such as working capital investment. Consequently, goodwill was impaired while the non-amortizable trade name intangible assets were not.

As of September 30, 2019, management concluded that no triggering events occurred or circumstances changed since the date of the interim impairment test that would more likely than not reduce the fair value of the Company’s intangible assets below their carrying amounts.

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

(9)     Financial Commitments

Long-Term Debt

Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
2017 Senior Notes	$494,148	$493,521
2017 Credit Facility	117,000	41,000
Convertible Notes	179,494	171,481
Equipment financing and mortgages	40,475	50,904
Other indebtedness	5,127	4,598
Total debt	836,244	761,504
Less: Current maturities	10,862	16,767
Long-term debt, net	$825,382	$744,737

The following table reconciles the outstanding debt balance to the reported debt balances as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019			As of December 31, 2018
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(5,852)	$494,148	$500,000	$(6,479)	$493,521
Convertible Notes	200,000	(20,506)	179,494	200,000	(28,519)	171,481

The unamortized issuance costs related to the 2017 Credit Facility were $4.1 million and $4.8 million as of September 30, 2019 and December 31, 2018, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets.

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

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Facility, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased by 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 5.03% during the nine months ended September 30, 2019.

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

As of September 30, 2019, there was $233 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of September 30, 2019 (the goodwill impairment charge, as discussed in Note 8, Goodwill and Intangible Assets, did not impact the financial covenant calculations).

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of September 30, 2019, the conversion provisions of the Convertible Notes have not been triggered.

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,594	$25,781	$25,781
Interest on 2017 Credit Facility	3,385	2,596	9,712	6,300
Interest on Convertible Notes	1,438	1,437	4,313	4,312
Other interest	540	736	1,656	2,119
Total cash interest expense	13,957	13,363	41,462	38,512

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	2,734	2,490	8,013	7,298
Amortization of debt issuance costs on 2017 Credit Facility	401	360	1,150	1,080
Amortization of debt issuance costs on 2017 Senior Notes	213	198	627	584
Total non-cash interest expense	3,348	3,048	9,790	8,962

Total interest expense	$17,305	$16,411	$51,252	$47,474

____________________________________________________________________________________________________

(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the nine months ended September 30, 2019.

(10)     Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2019, the Company’s operating leases have remaining lease terms ranging from less than one year to 10 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in other assets, while current and long-term operating lease liabilities are included in accrued expenses and other current liabilities, and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet as of September 30, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents components of lease expense for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Operating lease expense	$4,047	$11,749
Short-term lease expense(a)	17,786	50,843
	21,833	62,592
Less: Sublease income	263	784
Total lease expense	$21,570	$61,808

____________________________________________________________________________________________________

(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

The following table presents supplemental balance sheet information related to operating leases as of September 30, 2019:

		As of September 30,
(dollars in thousands)	Balance Sheet Line Item	2019
Assets
ROU assets	Other assets	$41,186
Total lease assets		$41,186
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$11,267
Long-term lease liabilities	Other long-term liabilities	33,027
Total lease liabilities		$44,294
Weighted-average remaining lease term (in years)		5.1
Weighted-average discount rate		5.88%

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the nine months ended September 30, 2019:

Nine Months Ended
(in thousands)	September 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(11,586)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$7,621

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2019:

Year (in thousands)	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$3,781
2020	12,339
2021	8,997
2022	7,695
2023	6,489
Thereafter	12,461
Total lease payments	51,762
Less: Imputed interest	7,468
Total	$44,294

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

In March 2011, the Company opened a case with the New York State Court of Claims against NYSDOT related to the LIE Project. In May 2011, NYSDOT filed a motion to dismiss the Company’s claim on the grounds that the Company had not provided required documentation for project closeout and filing of a claim. In September 2011, the Company reached agreement on final payment with the Comptroller’s Office on behalf of NYSDOT, which resulted in an amount of $0.5 million payable to the Company and formally closed out the project allowing the Company to re-file its claim. In March 2012, the Company filed its formal Verified Claim seeking $50.7 million in damages. In May 2012, NYSDOT served its answer and asserted counterclaims in the amount of $151 million alleging fraud in the inducement and punitive damages related to alleged violations of the disadvantaged business enterprise (“DBE”) requirements for the project. The Court subsequently ruled that NYSDOT’s counterclaims may only be asserted as a defense and offset to the Company’s claims and not as affirmative claims. In November 2014, the Appellate Division First Department affirmed the dismissal of NYSDOT’s affirmative counterclaims. In June 2018, following additional summary judgment motions, the Court granted the Company’s motion to dismiss NYSDOT’s affirmative defenses, which eliminated the use of NYSDOT’s counterclaims of $151 million as a defense to the claims of the Company. In October 2018, NYSDOT filed a notice of appeal. A trial date for the underlying case will not be set until after the appeal is resolved.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the consolidated financial statements at that time. As of September 30, 2019, the Company has concluded that the potential for a material adverse financial impact due to NYSDOT’s counterclaims is remote.

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

As of September 30, 2019, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

Alaskan Way Viaduct Matter

In January 2011, Seattle Tunnel Partners (“STP”), a joint venture between Dragados USA, Inc. and the Company, entered into a design-build contract with the Washington State Department of Transportation (“WSDOT”) for the construction of a large diameter bored tunnel in downtown Seattle, King County, Washington to replace the Alaskan Way Viaduct, also known as State Route 99. The Company has a 45% interest in STP.

The construction of the large diameter bored tunnel required the use of a tunnel boring machine (“TBM”). In December 2013, the TBM struck a steel pipe, installed by WSDOT as a well casing for an exploratory well. The TBM was significantly damaged and was required to be repaired. STP has asserted that the steel pipe casing was a differing site condition that WSDOT failed to properly disclose. The Disputes Review Board mandated by the contract to hear disputes issued a decision finding the steel casing was a Type I (material) differing site condition. WSDOT has not accepted that finding.

The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief concerning contract interpretation, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. STP is also asserting extra-contractual and statutory claims against the Insurers. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi Zosen (“Hitachi”), the manufacturer of the TBM, has also joined the case as a plaintiff for costs incurred to repair the damages to the TBM. In September 2018, rulings received on pre-trial motions effectively limited potential recovery under the Policy for STP, WSDOT and Hitachi. However, on December 19, 2018, the Court of Appeal granted the Company’s request for a discretionary appeal of those rulings. The appeal is expected to be heard in the first half of 2020. STP submitted damages to the Insurers in the King County lawsuit in the amount of $532 million. STP is also seeking these damages from WSDOT related to the pipe-strike by the TBM in a related lawsuit in Thurston County (see following paragraph).

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court for breach of contract alleging STP’s delays and failure to perform, seeking $57.2 million in damages and seeking declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi, as the TBM designer, seeking damages of $667 million. On October 3, 2019, STP and Hitachi entered into a settlement agreement which caused the release and dismissal of claims that STP and Hitachi had against each other. The trial between STP and WSDOT commenced on October 7, 2019.

As of September 30, 2019, the Company has concluded that the potential for a material adverse financial impact due to the Insurers’ denial of coverage and WSDOT’s legal actions is neither probable nor remote, and the potential loss or range of loss is not reasonably estimable. With respect to STP’s direct and indirect claims against the Insurers, WSDOT and Hitachi, management has included an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings recorded to date. To the extent new facts become known or the final recoveries vary from the estimate, the impact of the change will be reflected in the financial statements at that time.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

George Washington Bridge Bus Station Matter

In August 2013, Tutor Perini Building Corporation (“TPBC”) entered into a contract with the George Washington Bridge Bus Station Development Venture, LLC (the “Developer”) to renovate the George Washington Bridge Bus Station, a mixed-use facility owned by the Port Authority of New York and New Jersey that serves as a transit facility and retail space. The $100 million project experienced significant design errors and associated delays, resulting in damages to TPBC and its subcontractors, including WDF and Five Star, wholly owned subsidiaries of the Company. The project reached substantial completion on May 16, 2017.

On February 26, 2015, the Developer filed a demand for arbitration, subsequently amended, seeking $30 million in alleged liquidated damages and declaratory relief that TPBC’s requests for additional compensation are invalid due to lack of notice. TPBC denied the Developer’s claims and filed a counterclaim in March 2018. TPBC seeks in excess of $113 million in the arbitration, which includes unpaid contract balance claims, the return of $29 million retained by the Developer in alleged liquidated damages, as well as extra work claims, pass-through claims and delay claims.

Hearings on the merits commenced on September 24, 2018 before the arbitration panel, and were expected to continue over various weeks through March 2020. On April 15, 2019, the counsel for the Developer withdrew from the case, which resulted in further delays to the proceedings. On June 4, 2019, the arbitration panel, as confirmed by the U.S. District Court in the Southern District of New York, issued a writ of attachment for $23 million of the $29 million discussed above. On October 7, 2019, the Developer filed for bankruptcy protection in the Southern District of New York under Chapter 11 of the Bankruptcy Code. The filing for bankruptcy stayed the pending arbitration proceedings.

Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority of New York and New Jersey, as owner of the project, and STV Incorporated, as designer, seeking the same $113 million in damages. That lawsuit is proceeding in the discovery phase, and is not stayed by the Developer’s bankruptcy filing.

As of September 30, 2019, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, the Port Authority of New York and New Jersey, and STV Incorporated, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date. To the extent new facts become known or the final recovery included in the claim settlement varies from the estimate, the impact of the change will be reflected in the consolidated financial statements at that time.

(12)     Share-Based Compensation

As of September 30, 2019, there were 1,368,243 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the first nine months of 2019 and 2018, the Company issued the following share-based instruments: (1) restricted stock units totaling 400,000 and 614,000 with weighted-average fair values per share of $20.90 and $25.19, respectively; (2) stock options totaling 135,000 and 579,000 with weighted-average fair values per share of $6.84 and $11.45, respectively, and weighted-average per share exercise prices of $20.94 and $23.99, respectively; and (3) unrestricted stock units totaling 98,591 and 115,420 with weighted-average fair values per share of $15.72 and $21.26, respectively. During the nine months ended September 30, 2019, 839,711 stock options with a weighted-average per share exercise price of $20.78 expired or were forfeited.

The fair value of restricted and unrestricted stock units is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of stock options granted during the first nine months of 2019 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 5.8 years, (ii) expected volatility of 38.17%, (iii) risk-free rate of 2.31%, and (iv) no quarterly dividends. For certain performance-based awards containing market condition components, the fair value on the grant date is determined using a Monte Carlo simulation model.

For the three and nine months ended September 30, 2019, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $4.3 million and $14.3 million, respectively, and $5.7 million and $17.8 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the balance of unamortized share-based compensation expense was $22.8 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The following table sets forth a summary of the net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest cost	$948	$883	$2,844	$2,649
Expected return on plan assets	(1,043)	(1,077)	(3,129)	(3,231)
Amortization of net loss	463	513	1,389	1,539
Other	225	213	675	639
Net periodic benefit cost	$593	$532	$1,779	$1,596

The Company contributed $3.3 million and $2.1 million to its defined benefit pension plan during each of the nine-month periods ended September 30, 2019 and 2018, respectively, and expects to contribute an additional $1.3 million by the end of 2019.

(14)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:

•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities

•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs

•Level 3 inputs are unobservable

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019				As of December 31, 2018
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$207,130	$—	$—	$207,130	$116,075	$—	$—	$116,075
Restricted cash(a)	6,261	—	—	6,261	3,788	—	—	3,788
Restricted investments(b)	—	67,728	—	67,728	—	58,142	—	58,142
Investments in lieu of retainage(c)	78,492	1,229	—	79,721	62,858	1,190	—	64,048
Total	$291,883	$68,957	$—	$360,840	$182,721	$59,332	$—	$242,053

____________________________________________________________________________________________________

(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.

(b)Restricted investments, as of September 30, 2019, consist of investments in corporate debt securities of $37.0 million and U.S. government agency securities of $30.7 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2018, restricted investments consisted of investments in corporate debt securities of $30.4 million and U.S. government agency securities of $27.7 million. The amortized cost of these available-for-sale securities at September 30, 2019 and December 31, 2018 was not materially different from the fair value.

(c)Investments in lieu of retainage are included in retainage receivable and as of September 30, 2019 are comprised of money market funds of $78.5 million and municipal bonds of $1.2 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2018, investments in lieu of retainage consisted of money market funds of $62.9 million and municipal bonds of $1.2 million. The amortized cost of these available-for-sale securities at September 30, 2019 and December 31, 2018 was not materially different from the fair value.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $486.0 million and $466.8 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of the Convertible Notes was $190.3 million and $184.4 million as of September 30, 2019 and December 31, 2018, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings approximates fair value as of September 30, 2019 and December 31, 2018.

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

As of September 30, 2019, the Company had unconsolidated VIE-related current assets and liabilities of $0.5 million and $0.4 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company had unconsolidated VIE-related current assets and liabilities of $4.0 million and $3.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of September 30, 2019.

As of September 30, 2019, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $372.6 million and $56.8 million, respectively, as well as current liabilities of $526.8 million related to the operations of its consolidated VIEs. As of December 31, 2018, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $173.9 million and $51.5 million, respectively, as well as current liabilities of $319.9 million related to the operations of its consolidated VIEs.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)     Changes in Equity

A reconciliation of the changes in equity for the three and nine months ended September 30, 2019 and 2018 is provided below:

	Three Months Ended September 30, 2019
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - June 30, 2019	$50,279	$1,110,496	$380,795	$(42,530)	$(9,481)	$1,489,559
Net income	—	—	19,313	—	7,408	26,721
Other comprehensive income (loss)	—	—	—	236	(99)	137
Share-based compensation	—	3,491	—	—	—	3,491
Contributions from noncontrolling interests	—	—	—	—	1,140	1,140
Distributions to noncontrolling interests	—	—	—	—	(17,500)	(17,500)
Balance - September 30, 2019	$50,279	$1,113,987	$400,108	$(42,294)	$(18,532)	$1,503,548

	Nine Months Ended September 30, 2019
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - December 31, 2018	$50,026	$1,102,919	$701,681	$(45,449)	$(21,288)	$1,787,889
Net income (loss)	—	—	(301,573)	—	17,577	(283,996)
Other comprehensive income	—	—	—	3,155	160	3,315
Share-based compensation	—	13,586	—	—	—	13,586
Issuance of common stock, net	253	(2,518)	—	—	—	(2,265)
Contributions from noncontrolling interests	—	—	—	—	6,519	6,519
Distributions to noncontrolling interests	—	—	—	—	(21,500)	(21,500)
Balance - September 30, 2019	$50,279	$1,113,987	$400,108	$(42,294)	$(18,532)	$1,503,548

	Three Months Ended September 30, 2018
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - June 30, 2018	$50,011	$1,093,874	$631,004	$(44,805)	$(17,540)	$1,712,544
Net income	—	—	21,272	—	4,164	25,436
Other comprehensive income	—	—	—	612	—	612
Share-based compensation	—	4,993	—	—	—	4,993
Issuance of common stock, net	15	(228)	—	—	—	(213)
Distributions to noncontrolling interests	—	—	—	—	(10,000)	(10,000)
Balance - September 30, 2018	$50,026	$1,098,639	$652,276	$(44,193)	$(23,376)	$1,733,372

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Nine Months Ended September 30, 2018
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - December 31, 2017	$49,781	$1,084,205	$622,007	$(42,718)	$(8,495)	$1,704,780
Cumulative effect of accounting change	—	—	(3,762)	—	(1,740)	(5,502)
Net income	—	—	34,031	—	8,359	42,390
Other comprehensive loss	—	—	—	(1,475)	—	(1,475)
Share-based compensation	—	17,264	—	—	—	17,264
Issuance of common stock, net	245	(2,830)	—	—	—	(2,585)
Contributions from noncontrolling interests	—	—	—	—	1,000	1,000
Distributions to noncontrolling interests	—	—	—	—	(22,500)	(22,500)
Balance - September 30, 2018	$50,026	$1,098,639	$652,276	$(44,193)	$(23,376)	$1,733,372

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

The tax effects of the components of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$464	$(133)	$331	$513	$(148)	$365
Foreign currency translation adjustments	(590)	140	(450)	519	(143)	376
Unrealized gain (loss) in fair value of investments	328	(72)	256	(173)	44	(129)
Total other comprehensive income (loss)	202	(65)	137	859	(247)	612
Less: Other comprehensive income attributable to noncontrolling interests(a)	(99)	—	(99)	—	—	—
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$301	$(65)	$236	$859	$(247)	$612

____________________________________________________________________________________________________

(a)The only component of other comprehensive income attributable to noncontrolling interests is foreign currency translation.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$1,390	$(398)	$992	$1,539	$(439)	$1,100
Foreign currency translation adjustment	961	(253)	708	(2,034)	602	(1,432)
Unrealized gain (loss) in fair value of investments	2,053	(438)	1,615	(1,468)	325	(1,143)
Total other comprehensive income (loss)	4,404	(1,089)	3,315	(1,963)	488	(1,475)
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	160	—	160	—	—	—
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$4,244	$(1,089)	$3,155	$(1,963)	$488	$(1,475)

____________________________________________________________________________________________________

(a)The only component of other comprehensive income attributable to noncontrolling interests is foreign currency translation.

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2019	$(38,009)	$(5,416)	$895	$(42,530)
Other comprehensive income (loss) before reclassifications	—	(351)	254	(97)
Amounts reclassified from AOCI	331	—	2	333
Total other comprehensive income	331	(351)	256	236
Balance as of September 30, 2019	$(37,678)	$(5,767)	$1,151	$(42,294)

	Nine Months Ended September 30, 2019
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2018	$(38,670)	$(6,315)	$(464)	$(45,449)
Other comprehensive income before reclassifications	—	548	1,633	2,181
Amounts reclassified from AOCI	992	—	(18)	974
Total other comprehensive income	992	548	1,615	3,155
Balance as of September 30, 2019	$(37,678)	$(5,767)	$1,151	$(42,294)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2018
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2018	$(38,706)	$(5,399)	$(700)	$(44,805)
Other comprehensive income (loss) before reclassifications	—	376	(145)	231
Amounts reclassified from AOCI	365	—	16	381
Total other comprehensive income (loss)	365	376	(129)	612
Balance as of September 30, 2018	$(38,341)	$(5,023)	$(829)	$(44,193)

	Nine Months Ended September 30, 2018
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2017	$(39,441)	$(3,591)	$314	$(42,718)
Other comprehensive loss before reclassifications	—	(1,432)	(1,159)	(2,591)
Amounts reclassified from AOCI	1,100	—	16	1,116
Total other comprehensive income (loss)	1,100	(1,432)	(1,143)	(1,475)
Balance as of September 30, 2018	$(38,341)	$(5,023)	$(829)	$(44,193)

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2019 and 2018:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended September 30, 2019
Total revenue	$591,884	$421,241	$249,453	$1,262,578	$—		$1,262,578
Elimination of intersegment revenue	(67,338)	(5,895)	—	(73,233)	—		(73,233)
Revenue from external customers	$524,546	$415,346	$249,453	$1,189,345	$—		$1,189,345
Income (loss) from construction operations	$50,695	$7,580	$7,247	$65,522	$(17,579)	(a)	$47,943
Capital expenditures	$22,497	$144	$325	$22,966	$365		$23,331
Depreciation and amortization(b)	$11,953	$495	$1,018	$13,466	$2,761		$16,227

Three Months Ended September 30, 2018
Total revenue	$479,581	$457,304	$236,157	$1,173,042	$—		$1,173,042
Elimination of intersegment revenue	(48,093)	(1,812)	—	(49,905)	—		(49,905)
Revenue from external customers	$431,488	$455,492	$236,157	$1,123,137	$—		$1,123,137
Income (loss) from construction operations	$41,282	$8,853	$11,561	$61,696	$(14,390)	(a)	$47,306
Capital expenditures	$15,364	$277	$70	$15,711	$397		$16,108
Depreciation and amortization(b)	$8,031	$488	$1,081	$9,600	$2,817		$12,417

____________________________________________________________________________________________________

(a)Consists primarily of corporate general and administrative expenses.

(b)Depreciation and amortization is included in income (loss) from construction operations.

	Reportable Segments
			Specialty					Consolidated
(in thousands)	Civil	Building	Contractors	Total		Corporate		Total
Nine Months Ended September 30, 2019
Total revenue	$1,516,623	$1,291,043	$664,279	$3,471,945		$—		$3,471,945
Elimination of intersegment revenue	(184,925)	(13,913)	—	(198,838)		—		(198,838)
Revenue from external customers	$1,331,698	$1,277,130	$664,279	$3,273,107		$—		$3,273,107
Income (loss) from construction operations	$(72,032)	$6,903	$(160,036)	$(225,165)	(a)	$(45,696)	(b)	$(270,861)
Capital expenditures	$60,948	$349	$558	$61,855		$822		$62,677
Depreciation and amortization(c)	$31,608	$1,495	$3,143	$36,246		$8,295		$44,541

Nine Months Ended September 30, 2018
Total revenue	$1,266,595	$1,395,896	$781,591	$3,444,082		$—		$3,444,082
Elimination of intersegment revenue	(169,520)	(3,184)	—	(172,704)		—		(172,704)
Revenue from external customers	$1,097,075	$1,392,712	$781,591	$3,271,378		$—		$3,271,378
Income (loss) from construction operations(d)	$93,560	$27,814	$26,250	$147,624		$(46,428)	(b)	$101,196
Capital expenditures	$61,912	$1,147	$704	$63,763		$648		$64,411
Depreciation and amortization(c)	$20,356	$1,458	$3,299	$25,113		$8,468		$33,581

____________________________________________________________________________________________________

(a)During the nine months ended September 30, 2019, the Company recorded a non-cash goodwill impairment charge of $379.9 million in income (loss) from continuing operations (an unfavorable after-tax impact of $329.5 million, or $6.56 per diluted share) resulting from an interim impairment test the Company performed as of June 1, 2019. (For further information and breakdown of the goodwill impairment charge by segment, see Note 8, Goodwill and Intangible Assets).

(b)Consists primarily of corporate general and administrative expenses.

(c)Depreciation and amortization is included in income (loss) from construction operations.

(d)During the nine months ended September 30, 2018, the Company recorded a charge of $17.8 million in income (loss) from construction operations (an after-tax impact of $12.8 million, or $0.25 per diluted share), which was primarily non-cash, as a result of the unexpected outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Income (loss) from construction operations	$47,943	$47,306	$(270,861)	$101,196
Other income, net	1,674	1,909	2,996	3,739
Interest expense	(17,305)	(16,411)	(51,252)	(47,474)
Income (loss) before income taxes	$32,312	$32,804	$(319,117)	$57,461

Total assets by segment were as follows:

	As of	As of
(in thousands)	September 30, 2019	December 31, 2018
Civil	$2,791,537	$2,574,326
Building	965,917	913,746
Specialty Contractors	644,016	745,313
Corporate and other(a)	93,438	154,367
Total assets	$4,494,908	$4,387,752

____________________________________________________________________________________________________

(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position as of September 30, 2019 and the results of our operations for the three and nine months ended September 30, 2019 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part 1, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2018, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports.

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

•A significant slowdown or decline in economic conditions;

•Failure to meet our obligations under our debt agreements;

•The impact of inclement weather conditions on projects;

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

•Impairment of our goodwill or other indefinite-lived intangible assets;

•Possible systems and information technology interruptions, including due to cyberattack, systems failures or other similar events;

•Failure to comply with laws and regulations related to government contracts;

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

Executive Overview

Consolidated revenue for the three and nine months ended September 30, 2019 was $1.2 billion and $3.3 billion, respectively, compared to $1.1 billion and $3.3 billion for the same periods in 2018. The revenue growth for the third quarter of 2019 was primarily driven by increased project execution activities on certain mass-transit projects in California and Minnesota.

Income from construction operations for the third quarter of 2019 was $47.9 million and loss from construction operations for the nine months ended September 30, 2019 was $270.9 million. Income from construction operations was $47.3 million and $101.2 million, respectively, for the three and nine months ended September 30, 2018. The loss for the nine-month period in 2019 was driven by the $379.9 million pre-tax non-cash goodwill impairment charge recorded in the second quarter of 2019 (see Note 8 of the Notes to Condensed Consolidated Financial Statements). This non-cash charge does not impact the Company’s overall business operations, including the pursuit of new work. Adjusted income from construction operations for the nine months ended September 30, 2019, which is a non-GAAP financial measure and excludes the non-cash goodwill impairment charge (and the associated tax benefit), was $109.0 million. For a discussion of non-GAAP financial measures, including a reconciliation of non-GAAP financial measures to the most nearly comparable GAAP financial measures, see Non-GAAP Financial Measures below. The increase for the nine-month period was primarily due to current-year contributions from the Newark Airport Terminal One project and the absence of a prior-year pre-tax charge totaling $17.8 million, which was attributable to the unexpected outcome of an arbitration decision on a completed Civil segment project in New York. The increase was partially offset by net unfavorable adjustments on certain electrical and mechanical projects in New York totaling $26.7 million, none of which were individually material. In addition, during both current-year periods, the Company’s results were impacted by lower than anticipated contributions from certain projects that have experienced temporary progress delays, but which are expected to advance more meaningfully in the fourth quarter of 2019 and in 2020.

Income tax expense was $5.6 million for the three months ended September 30, 2019 and the Company recognized an income tax benefit of $35.1 million for the nine months then ended. The effective tax rates were 17.3% and 11.0% for the three and nine months ended September 30, 2019, compared to effective tax rates of 22.5% and 26.2%, respectively, for the comparable periods in 2018. A tax benefit totaling $50.4 million was recognized during the nine months ended September 30, 2019 related to the goodwill impairment charge. The adjusted effective income tax rate for the nine months ended September 30, 2019, which excludes the tax benefit from the goodwill impairment charge and which is a non-GAAP financial measure, was 25.1%. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rates.

Diluted earnings per share for the three months ended September 30, 2019 was $0.38 and loss per share for the nine months ended September 30, 2019 was $6.01, compared to diluted earnings per share of $0.42 and $0.68, respectively, for the same periods in 2018. Adjusted diluted earnings per common share, which is a non-GAAP financial measure and excludes the goodwill impairment charge (and the associated tax benefit) for the nine months ended September 30, 2019 was $0.55. The reduction in adjusted earnings per share for both periods in 2019 was primarily due to higher income attributable to noncontrolling interests compared to the same periods in 2018.

Consolidated new awards for the three and nine months ended September 30, 2019 totaled $0.7 billion and $4.9 billion, respectively, compared to $0.9 billion and $4.5 billion for the same periods in 2018. The Civil segment was the largest contributor to the new award activity in the third quarter of 2019, whereas the new awards in the Civil and Building segments were most prominent during the nine months ended September 30, 2019.

Consolidated backlog as of September 30, 2019 was $10.9 billion, an increase of 17% compared to $9.3 billion at December 31, 2018 and up 28% compared to $8.5 billion at September 30, 2018. The backlog growth was attributable to a large volume of new awards across all segments, including the $1.4 billion Purple Line Section 3 Stations project in California (which includes $216 million of electrical and mechanical work to be performed by the Specialty Contractors segment), the Choctaw Casino and Resort project in Oklahoma, the Table Mountain Hotel and Casino project in California, valued at approximately $350 million, the $253 million Culver Line Communications-Based Train Control project in New York, a technology campus tenant improvement project worth over $200 million in California and the $200 million Southland Gaming Casino and Hotel project in Arkansas. As of September 30, 2019, the mix of backlog by segment was approximately 55% for Civil, 24% for Building and 21% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2018 to September 30, 2019:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2018	Awards(a)	Recognized	September 30, 2019(b)
Civil	$5,141.9	$2,139.4	$(1,331.7)	$5,949.6
Building	2,333.1	1,596.4	(1,277.1)	2,652.4
Specialty Contractors	1,821.7	1,116.5	(664.3)	2,273.9
Total	$9,296.7	$4,852.3	$(3,273.1)	$10,875.9

____________________________________________________________________________________________________

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

The outlook for the Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, although the pace of growth could continue to be impacted by project delays or the timing of project commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments and limited competition for some of the largest project opportunities. In recent years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. In addition, the Trump Administration and various congressional leaders continue to propose a significant federal infrastructure investment program, which most recently has been estimated at approximately $2 trillion. Furthermore, several large, long-duration civil infrastructure programs with which we are already involved are progressing, such as the Purple Line Extension projects in Los Angeles. Finally, while interest rates are up modestly from their historically low levels, they remain conducive to continued customer spending.

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

These non-GAAP financial measures, which exclude the non-cash goodwill impairment charge incurred in the second quarter of 2019 (and the tax benefit associated with that charge), include adjusted income (loss) from construction operations, adjusted net income attributable to Tutor Perini Corporation, adjusted diluted earnings per common share and adjusted effective income tax rate. We also reference adjusted operating margin for each segment, which is a non-GAAP financial measure that we define as adjusted income (loss) from construction operations as a percentage of consolidated revenue. These non-GAAP financial measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled non-GAAP financial measures presented by other companies. Reconciliations of these non-GAAP financial measures to the most nearly comparable GAAP financial measures are presented below. For the three months ended September 30, 2019 and the three and nine months ended September 30, 2018, there are no non-GAAP financial measures presented or included in the reconciliation tables below because the non-GAAP financial measures, as defined by the Company, do not differ from GAAP results in those periods, as the only adjustment item occurred in the second quarter of 2019.

Reconciliation of Non-GAAP Financial Measures
			Specialty		Consolidated
(in millions)	Civil	Building	Contractors	Corporate	Total
Nine Months Ended September 30, 2019
Income (loss) from construction operations, as reported	$(72.0)	$6.9	$(160.0)	$(45.8)	$(270.9)
Plus: Goodwill impairment charge	210.2	13.5	156.2	—	379.9
Adjusted income (loss) from construction operations	$138.2	$20.4	$(3.8)	$(45.8)	$109.0

	Nine Months Ended
	September 30,
(in millions, except per common share amounts and percentages)	2019	2018
Net income (loss) attributable to Tutor Perini Corporation, as reported	$(301.6)	$34.0
Plus: Goodwill impairment charge	379.9	—
Less: Tax benefit provided on goodwill impairment charge	(50.4)	—
Adjusted net income attributable to Tutor Perini Corporation	$27.9	$34.0

Diluted earnings (loss) per common share, as reported	$(6.01)	$0.68
Plus: Goodwill impairment charge	7.56	—
Less: Tax benefit provided on goodwill impairment charge	(1.00)	—
Adjusted diluted earnings per common share	$0.55	$0.68

Effective income tax rate, as reported	(11.0)%	26.2%
Tax effect of goodwill impairment charge	36.1%	—%
Adjusted effective income tax rate	25.1%	26.2%

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue, income (loss) from construction operations and adjusted income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenue	$524.5	$431.5	$1,331.7	$1,097.1
Income (loss) from construction operations, as reported	50.7	41.3	(72.0)	93.6
Plus: Goodwill impairment charge	—	—	210.2	—
Adjusted income from construction operations	$50.7	$41.3	$138.2	$93.6

Revenue for the three and nine months ended September 30, 2019 increased 22% and 21%, respectively, compared to the same periods in 2018. The growth for both periods was principally driven by increased project execution activities on certain mass-transit projects in California and Minnesota that are early in their project life cycles. For the nine-month period, the increase was also due to increased activity on the Newark Airport Terminal One project, a highway project in Maryland and a tunnel project in British Columbia.

Income from construction operations for the three and nine months ended September 30, 2019 increased 23% and decreased 177%, respectively, compared to the same periods in 2018. The decrease for the nine-month period was attributable to the goodwill impairment charge recorded in the second quarter of 2019. Adjusted income from construction operations for the three and nine months ended September 30, 2019 increased 23% and 48%, respectively, compared to the same periods in 2018. For the three-month period, the increase was primarily due to increased volume. The increase for the nine-month period of 2019 was due to higher volume and the absence of the $17.8 million charge in the prior year mentioned above in the Executive Overview and an immaterial favorable adjustment on a highway project in New York, also in the prior year.

Operating margin was 9.7% and (5.4)% and adjusted operating margin was 9.7% and 10.4% for the three and nine months ended September 30, 2019, respectively, compared to 9.6% and 8.5% for the same periods in 2018. The reduction in operating margin for the nine-month period was driven by the goodwill impairment charge recorded in the second quarter of 2019. The changes to adjusted operating margin for both periods were primarily driven by the factors mentioned above that drove the changes in revenue and adjusted income from construction operations.

New awards in the Civil segment totaled $293 million and $2.1 billion for the three and nine months ended September 30, 2019 compared to $346 million and $1.6 billion, respectively, for the same periods in 2018. The Civil segment’s new awards in the third quarter of 2019 included a $178 million military facilities project in Guam and various other smaller projects.

Backlog for the Civil segment was $5.9 billion as of September 30, 2019, up 28% compared to $4.7 billion as of September 30, 2018. The increase was driven primarily by the award in the first quarter of 2019 of the $1.4 billion Purple Line Section 3 Stations project in California. The segment continues to experience strong demand reflected in a large, pipeline of prospective projects that are supported by substantial funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.

Building Segment

Revenue, income from construction operations and adjusted income from construction operations for the Building segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenue	$415.3	$455.5	$1,277.1	$1,392.7
Income from construction operations, as reported	7.6	8.9	6.9	27.8
Plus: Goodwill impairment charge	—	—	13.5	—
Adjusted income from construction operations	$7.6	$8.9	$20.4	$27.8

Revenue for the three and nine months ended September 30, 2019 decreased 9% and 8%, respectively, compared to the same periods in 2018. The decrease for both periods was primarily due to a reduction in project execution activities on health care projects in California and hospitality and gaming projects in various states. For the third quarter of 2019, the decrease was partially offset by increased activity on technology projects in California.

Income from construction operations for the three and nine months ended September 30, 2019 decreased 15% and 75%, respectively, compared to the same periods in 2018. The decrease for the nine-month period was primarily due to the goodwill impairment charge recorded in the second quarter of 2019. Adjusted income from construction operations for the three and nine months ended September 30, 2019 decreased 15% and 27%, respectively, compared to the same periods in 2018. For both periods, the decrease was due to the absence of prior-year immaterial favorable project closeout adjustments, offset by increased project contributions from other projects, including Newark Airport Terminal One, in the current year.

Operating margin was 1.8% and 0.5% and adjusted operating margin was 1.8% and 1.6% for the three and nine months ended September 30, 2019, respectively, compared to 1.9% and 2.0% for the same periods in 2018. The reduction in operating margin for the nine-month period in 2019 was driven by the goodwill impairment charge recorded in the second quarter. The changes to adjusted operating margin for both periods were primarily driven by the factors mentioned above that drove the changes in revenue and adjusted income from construction operations.

New awards in the Building segment totaled $199 million and $1.6 billion for the three and nine months ended September 30, 2019, respectively, compared to $493 million and $1.8 billion for the same periods in 2018. New awards in the third quarter of 2019 included $59 million of incremental funding for an education building in California and a cultural arts facility, also in California, valued at $51 million.

Backlog for the Building segment was $2.7 billion as of September 30, 2019, up 25% compared to $2.1 billion as of September 30, 2018. The increase was driven by the awards of the Choctaw Casino and Resort project in Oklahoma, the Table Mountain Hotel and Casino project in California, valued at approximately $350 million, the $200 million Southland Gaming Casino and Hotel project in Arkansas and a technology campus tenant improvement project in California valued at more than $200 million. The Building segment continues to have a large volume of prospective projects, some of which have already been bid and are expected to be selected and awarded by customers in 2019. Strong demand is expected to continue due to ongoing customer spending supported by a favorable economic environment and low interest rates.

Specialty Contractors Segment

Revenue, income (loss) from construction operations and adjusted income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenue	$249.5	$236.2	$664.3	$781.6
Income (loss) from construction operations, as reported	7.2	11.6	(160.0)	26.3
Plus: Goodwill impairment charge	—	—	156.2	—
Adjusted income (loss) from construction operations	$7.2	$11.6	$(3.8)	$26.3

Revenue for the third quarter of 2019 increased 6% compared to the third quarter of 2018. Revenue for the nine months ended September 30, 2019 decreased 15% compared to the same period in 2018 primarily due to reduced project execution activities on certain electrical and mechanical projects in California, New York and Washington that are complete or nearing completion. The decrease was partially offset by increased activity on a large mechanical project in New York.

Income from construction operations for the third quarter of 2019 was $7.2 million and loss from construction operations for the nine months ended September 30, 2019 was $160.0 million compared to income from construction operations of $11.6 million and $26.3 million for the three and nine months ended September 30, 2018, respectively. For the nine-month period, the decrease was primarily due to the goodwill impairment charge recorded in the second quarter of 2019. Excluding the impact of the goodwill impairment charge, adjusted loss from construction operations was $3.8 million for the nine months ended September 30, 2019. The decrease for the third quarter was principally due to the net impact of various immaterial adjustments on certain electrical projects in New York. The decrease for the nine-month period was due to net unfavorable adjustments totaling $26.7 million on certain electrical and mechanical projects in New York, none of which were individually material.

Operating margin was 2.9% and (24.1)% and adjusted operating margin was 2.9% and (0.6)% for the three and nine months ended September 30, 2019, respectively, compared to 4.9% and 3.4% for the same periods in 2018. For the nine-month period, the reduction in operating margin was driven by the goodwill impairment charge recorded in the second quarter of 2019. The changes to adjusted operating margin for both periods were primarily driven by the factors mentioned above that drove the changes in revenue and adjusted income (loss) from construction operations.

New awards in the Specialty Contractors segment totaled $199 million and $1.1 billion for the three and nine months ended September 30, 2019 compared to $110 million and $1.1 billion, respectively, for the same periods in 2018. New awards in the third quarter of 2019 included three electrical projects in Texas collectively valued at $99 million, as well as $32 million of incremental funding for another electrical project, also in Texas.

Backlog for the Specialty Contractors segment was $2.3 billion as of September 30, 2019, up 31% compared to $1.7 billion as of September 30, 2018, driven by significant new awards received earlier in 2019. Many of the segment’s new awards over the last year have notably higher margins than in the past due, in some cases, to limited competition. The segment continues to have a substantial volume of prospective projects with demand increasing because of strong public and private sector spending on civil and building projects. The Specialty Contractors segment is increasingly focused on servicing the Company’s growing backlog of large Civil and Building segment projects, but remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $17.6 million and $46.0 million during the three and nine months ended September 30, 2019, respectively, compared to $15.0 million and $46.9 million during the three and nine months ended September 30, 2018, respectively. The increase in the three months ended September 30, 2019 was primarily due to higher professional fees.

Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Other income, net	$1.7	$1.9	$3.0	$3.7
Interest expense	(17.3)	(16.4)	(51.3)	(47.5)
Income tax (expense) benefit	(5.6)	(7.4)	35.1	(15.1)

Interest expense increased $0.9 million and $3.8 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases in the 2019 periods were primarily due to higher average balances on our line of credit, while higher interest rates also impacted the nine month period.

Income tax expense was $5.6 million for the three months ended September 30, 2019 and the Company recognized an income tax benefit of $35.1 million for the first nine months of 2019. The effective income tax rate for the three and nine months ended September 30, 2019 was 17.3% and 11.0%, respectively, compared to 22.5% and 26.2% for the same periods in 2018. The lower rate for the nine months ended September 30, 2019 primarily resulted from the $379.9 million goodwill impairment charge discussed above of which approximately $209.5 million is not deductible for income tax purposes. The Company recognized a tax benefit totaling $50.4 million as a result of the impairment charge. The adjusted effective income tax rate for the nine months ended September 30, 2019, which excludes the goodwill impairment charge and associated tax benefit, and which is a non-GAAP financial measure, was 25.1%. The lower effective rate in the third quarter of 2019 compared to the prior year is primarily due to the favorable impact of tax return-to-provision adjustments, a smaller unfavorable impact of share-based compensation related changes and higher earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company. The lower adjusted effective rate in the nine month period of 2019 compared to the prior year is primarily due to the favorable impact of higher earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company and tax return-to-provision adjustments, partially offset by a higher unfavorable impact of share-based compensation related changes. For a further discussion of income taxes, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $350 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $233 million and available cash balances, will be sufficient to fund any working capital needs for the next 12 months.

Cash and Working Capital

Cash and cash equivalents were $207.1 million as of September 30, 2019 compared to $116.1 million as of December 31, 2018. Cash immediately available for general corporate purposes was $49.2 million and $51.7 million as of September 30, 2019 and December 31, 2018, respectively, with the remainder being our proportionate share of cash held by our unconsolidated joint ventures and also amounts held by our consolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $74.0 million as of September 30, 2019 compared to $61.9 million as of December 31, 2018.

During the nine months ended September 30, 2019, net cash provided by operating activities was $111.4 million (with $222.9 million provided in the third quarter) due primarily to cash generated from earnings sources while investment in working capital was relatively flat during the period. The $222.9 million of cash provided by operating activities in the third quarter of 2019 was primarily driven by an increase in billings in excess of costs and estimated earnings (“BIE”), along with modest declines in accounts receivable and costs and estimated earnings in excess of billings (“CIE”) corresponding to settlement and collection activities. During the nine months ended September 30, 2018, net cash used in operating activities was $34.8 million due primarily to investments in project working capital that exceeded cash generated from earnings sources. The change in working capital primarily reflected increases in CIE and accounts receivable, as well as decreases in accounts payable due to the timing of payments to vendors and subcontractors, partially offset by an increase in BIE.

The change resulting from the comparison of cash provided by operating activities for the nine months ended September 30, 2019 with the cash flow for the comparable period in 2018 is an increase in cash provided of $146.1 million in the 2019 period. The improvement in the 2019 period primarily reflects a current year increase in accounts payable compared to a decrease in the prior year due to favorable timing of payments to vendors and subcontractors, along with a smaller increase in CIE and a larger increase in BIE. These current year improvements were partially offset by larger increases for accounts receivable and retainage receivable in 2019.

The cash used for investing activities during the first nine months of 2019 and 2018 was $66.1 million and $58.5 million, respectively, due primarily to the acquisition of property and equipment for projects.

For the first nine months of 2019, net cash provided by financing activities was $48.3 million, which was primarily due to increased net borrowings of $66.1 million, partially offset by $21.5 million of cash distributions to noncontrolling interests. Net cash provided by financing activities for the comparable period in 2018 was $17.3 million, which was primarily due to increased net borrowings of $57.4 million, partially offset by $22.5 million of cash distributions to noncontrolling interests and a $16.0 million earn-out payment related to an acquisition in a prior year.

At September 30, 2019, we had working capital of $1.7 billion, a ratio of current assets to current liabilities of 1.88 and a ratio of debt to equity of 0.56, compared to working capital of $1.6 billion, a ratio of current assets to current liabilities of 1.99 and a ratio of debt to equity of 0.43 at December 31, 2018.

Debt

Summarized below are the key terms of the 2017 Credit Facility as of September 30, 2019. For additional information regarding our outstanding debt, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended September 30, 2019
	Actual	Required
Fixed charge coverage ratio	3.45 to 1.00	> or = 1.25 : 1.00
Leverage ratio	2.64 to 1.00	< or = 3.50 : 1.00

As of September 30, 2019, we were in compliance and expect to continue to be in compliance with the covenants under the 2017 Credit Facility.

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
10.1

Separation Benefits Agreement, dated September 17, 2019, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2019).

10.2	Form of Restricted Stock Unit Award Agreement.
10.3	Form of Restricted Stock Unit Award Agreement with Guarantee.
10.4	Form of Stock Option Agreement.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: November 6, 2019	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer