Form 10-K
period 2019-12-31
TUTOR PERINI CORP
filed 2020-02-26
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from-to-

Commission File No. 1-6314

Tutor Perini Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-1717070
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

15901 Olden Street, Sylmar, California	91342
(Address of principal executive offices)	(Zip Code)

(818) 362-8391
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TPC	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $549,519,663 as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock, $1.00 par value per share, outstanding at February 21, 2020 was 50,298,607.

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2020, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TUTOR PERINI CORPORATION

2019 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

General

Tutor Perini Corporation, formerly known as Perini Corporation (“Perini”), was incorporated in 1918 as a successor to businesses that had been engaged in providing construction services since 1894. Tutor Perini Corporation (together with its consolidated subsidiaries, “Tutor Perini,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction company, based on revenue as ranked by Engineering News-Record (“ENR”), offering diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. Our corporate headquarters are in Los Angeles (Sylmar), California, and we have various other principal offices throughout the United States and its territories (see Item 2. Properties for a listing of our major facilities). Our common stock is listed on the New York Stock Exchange under the symbol “TPC.” We are incorporated in the Commonwealth of Massachusetts.

We have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work; concrete forming and placement; steel erection; electrical, mechanical, plumbing, heating, ventilation and air conditioning (HVAC), and fire protection. During 2019, we performed work on approximately 1,300 construction projects.

In 2019, ENR ranked Tutor Perini as the 12th largest domestic contractor. We are recognized as one of the leading civil contractors in the United States, as evidenced by our performance on several of the country’s largest mass-transit and transportation projects, such as Newark Liberty International Airport Terminal One (“Newark Airport Terminal One”), the East Side Access project in New York City, the California High-Speed Rail System, the Alaskan Way Viaduct Replacement (SR 99) project in Seattle, major portions of the Red Line and Purple Line segments of the Los Angeles subway system, and the San Francisco Central Subway extension to Chinatown. We are also recognized as one of the leading building contractors in the United States, as evidenced by our performance on several of the country’s largest building development projects, including CityCenter and the Cosmopolitan Resort and Casino in Las Vegas, and Hudson Yards in New York City.

As a result of the 2008 merger between our predecessor companies, Tutor-Saliba Corporation (“Tutor-Saliba”) and Perini, and the subsequent acquisitions that we made in 2010 and 2011, we have experienced growth supported by our increased size, scale, bonding capacity, access to broader geographic regions, expanded management capabilities, complementary assets and particular expertise in large, complex projects. Our acquisitions have enabled us to provide customers with a vertically integrated service offering. This vertical integration is a unique capability and competitive advantage that allows us to self-perform a greater amount of work than our competitors. Our vertical integration increases our competitiveness in bidding and our efficiency in managing and executing large, complex projects. It also provides us with significant cross-selling opportunities across a broad geographic footprint.

Business Segment Overview

Our business is conducted through three segments: Civil, Building and Specialty Contractors.

Civil Segment

Our Civil segment specializes in public works construction and the replacement and reconstruction of infrastructure across most of the major geographic regions of the United States. Our civil contracting services include construction and rehabilitation of highways, bridges, tunnels, mass-transit systems, military defense facilities, and water management and wastewater treatment facilities.

The Civil segment is comprised of the Company’s legacy heavy civil construction operations (civil operations of our predecessors, Tutor-Saliba, its subsidiary Black Construction, and Perini), as well as our acquired companies, Frontier-Kemper, Lunda Construction and Becho. The Company’s legacy heavy civil units operate primarily on the West and East Coasts of the United States and are engaged in a variety of large mass-transit, tunneling, bridge and highway projects. Black Construction is the largest contractor in Guam and provides a variety of heavy, civil, building, mechanical and electrical construction services throughout the Western Pacific region and in other strategic military locations. Frontier-Kemper is a heavy civil contractor engaged in the construction of tunnels for highways, railroads, subways and rapid transit systems; the construction of shafts and other facilities for water supply, wastewater transport and hydroelectric projects; and the development and equipping of mines with innovative hoisting, elevator and vertical conveyance systems. Lunda Construction is a heavy civil contractor specializing in the construction, rehabilitation and maintenance of bridges, railroads and other civil structures throughout the United States. Becho is engaged in drilling, foundation and excavation support for shoring, bridges, piers, roads and highway projects, primarily in the southwestern United States. We believe that the Company has benefitted from these acquisitions by an expanded geographic presence, enhanced civil construction capabilities and the addition of experienced management with proven, successful track records.

Our Civil segment’s customers primarily award contracts through one of two methods: the traditional public “competitive bid” method, in which price is the major determining factor, or through a request for proposal, where contracts are awarded based on a combination of technical qualifications, proposed project team, schedule, past performance on similar projects and price.

Traditionally, our Civil segment’s customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. Our financial strength and outstanding record of performance on challenging civil works projects often enable us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that makes us an attractive partner on the largest, most complex infrastructure projects and on prestigious design-build, design-build-operate-maintain and public-private partnership projects.

In its 2019 rankings, ENR ranked us as the nation’s third largest contractor in the transportation market and fifth largest domestic heavy contractor.

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

We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed, or are currently working on, some of the most significant civil construction projects in the United States. For example, we are currently working on Newark Airport Terminal One, the East Side Access project in New York City, the first phase of the California High-Speed Rail project, the Purple Line Segments 2 and 3 expansion projects in Los Angeles, the San Francisco Central Subway extension to Chinatown and the Minneapolis Southwest Light Rail Transit project. We have also completed major projects such as the Alaskan Way Viaduct Replacement (SR 99) in Seattle; the platform over the eastern rail yard at Hudson Yards in New York City; the rehabilitation of the Verrazano-Narrows Bridge in New York; and multiple runway reconstruction projects, including the John F. Kennedy International Airport in New York, Los Angeles International Airport and Fort Lauderdale-Hollywood International Airport.

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

In its 2019 rankings, ENR ranked us as the 17th largest domestic building contractor. We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end resorts and casinos. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion could result in significant loss of revenue for the customer.

The Building segment is comprised of several operating units that provide general contracting, design-build, preconstruction and construction services in various regions of the United States. Tutor Perini Building Corporation focuses on large, complex building projects nationwide, including significant projects in the hospitality and gaming, commercial office, education, government facilities, and multi-unit residential markets. Rudolph and Sletten focuses on large, complex projects in California in the health care, commercial office, technology, industrial, education, and government facilities markets. Roy Anderson Corp. provides general contracting services, including major disaster response support, to public and private customers primarily throughout the southeastern United States. Perini Management Services provides diversified construction and design-build services internationally to U.S. government agencies, as well as to surety companies and multi-national corporations.

We have recently completed, or are currently working on, large private and public building projects across a wide array of building end markets, including commercial offices, multi-unit residential, health care, hospitality and gaming, transportation, education and entertainment. Specific projects include Newark Airport Terminal One in Newark, New Jersey; three large corporate office buildings in northern California for distinct confidential technology customers; a commercial office tower at 10 Hudson Yards and a multi-unit residential tower at 15 Hudson Yards in New York City; the El Camino Hospital Integrated Medical Office Building in El Camino, California; Kaiser Hospital Buildings in San Leandro, Redwood City and Roseville, California; the Choctaw Casino and Resort in Durant, Oklahoma; the Pechanga Resort and Casino expansion in Temecula, California; the O Street Government Office Building in Sacramento, California; and courthouses in San Bernardino and San Diego, California and Broward County, Florida. As a result of our reputation and track record, we were previously awarded and completed contracts for several marquee hospitality and gaming projects in Las Vegas, including CityCenter, the Cosmopolitan Resort and Casino and the Wynn Encore Hotel. These projects span a wide array of building end markets and illustrate our Building segment’s résumé of successfully completed large-scale public and private projects.

Specialty Contractors Segment

Our Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment provides unique strengths and capabilities that position us as a full-service contractor with greater control over project bids and costs, scheduled work, project delivery and risk management. The majority of work performed by the Specialty Contractors segment is contracted directly with state and local municipal agencies, real estate developers, school districts and other commercial and industrial customers. A significant portion of its work is expected to be performed for our Civil and Building segments in future years.

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

In its 2019 rankings, ENR ranked us as the 13th largest electrical contractor1, 18th largest mechanical contractor1 and 18th largest specialty contractor1 in the United States. Through Five Star Electric and WDF, collectively, we are also the largest specialty contractor in the New York City metropolitan area.

Our Specialty Contractors business units have completed, or are currently working on, various portions of the East Side Access project in New York City, various projects at the World Trade Center and at Hudson Yards in New York City, upgrades and rehabilitations at various New York City public housing facilities, and electrical work for the new hospital at the University of Texas Southwestern Medical Center in Dallas. The Specialty Contractors segment has also supported, or is currently supporting, several large projects in our Civil and Building segments, including the Alaskan Way Viaduct Replacement (SR 99) project in Seattle; the San Francisco Central Subway extension to Chinatown; the Purple Line Segments 2 and 3 expansion projects in Los Angeles; Newark Airport Terminal One in Newark, New Jersey; McCarran International Airport Terminal 3 in Las Vegas; and several marquee hospitality and gaming projects in Las Vegas, including CityCenter, the Cosmopolitan Resort and Casino, and the Wynn Encore Hotel.

Backlog

Backlog in our industry is a measure of the total value of work that is remaining to be performed on projects that have been awarded. We include a construction project in our backlog when a contract is awarded or when we have otherwise received written definitive notice that the project has been awarded to us and there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place). As a result, we believe our backlog is firm, and although cancellations or scope adjustments may occur, historically they have not been material. We estimate that approximately $5 billion, or 44%, of our backlog as of December 31, 2019 will be recognized as revenue in 2020. Our backlog by segment, end market and customer type is presented in the following tables:

	As of December 31,
(in thousands)	2019		2018
Backlog by business segment:
Civil	$6,037,195	54%	$5,141,863	55%
Building	2,790,289	25%	2,333,127	25%
Specialty Contractors	2,393,626	21%	1,821,701	20%
Total backlog	$11,221,110	100%	$9,296,691	100%

	As of December 31,
(in thousands)	2019		2018
Civil segment backlog by end market:
Mass transit	$4,628,664	77%	$3,710,354	72%
Military defense facilities	369,647	6%	189,004	4%
Bridges	364,992	6%	513,839	10%
Highways	229,851	4%	348,589	7%
Tunneling	83,551	1%	168,113	3%
Other	360,490	6%	211,964	4%
Total Civil segment backlog	$6,037,195	100%	$5,141,863	100%

	As of December 31,
(in thousands)	2019		2018
Building segment backlog by end market:
Hospitality and gaming	$793,624	28%	$26,866	1%
Municipal and government	584,444	21%	499,288	21%
Commercial and industrial facilities	578,852	21%	518,880	22%
Mass transit	345,462	12%	678,371	29%
Education facilities	233,551	8%	177,402	8%
Health care facilities	92,913	3%	280,354	12%
Other	161,443	7%	151,966	7%
Total Building segment backlog	$2,790,289	100%	$2,333,127	100%

1 This ranking represents the collective revenue of the Company’s specialty contracting subsidiaries as reported to ENR.

	As of December 31,
(in thousands)	2019		2018
Specialty Contractors segment backlog by end market:
Mass transit	$1,406,047	59%	$1,132,158	62%
Multi-unit residential	307,009	13%	278,602	15%
Water	278,788	12%	69,373	4%
Commercial and industrial facilities	115,742	5%	100,163	6%
Education facilities	48,741	2%	95,360	5%
Other	237,299	9%	146,045	8%
Total Specialty Contractors segment backlog	$2,393,626	100%	$1,821,701	100%

	As of December 31,
	2019	2018
Backlog by customer type:
State and local agencies	69%	72%
Private owners	25%	20%
Federal agencies	6%	8%
Total backlog	100%	100%

Fixed price contracts are expected to continue to represent a sizeable percentage of total backlog. The composition of backlog by type of contract for 2019 and 2018 is as follows:

	As of December 31,
	2019	2018
Backlog by contract type:
Fixed price	76%	80%
Guaranteed maximum price	11%	5%
Unit price	5%	8%
Cost plus fee and other	8%	7%
Total backlog	100%	100%

For additional information on customer types and contract types, see Note 3 of the Notes to Consolidated Financial Statements.

Competition

While the construction markets include numerous competitors, especially for small to mid-sized projects, much of the work that we target is for larger, more complex projects where there are typically fewer active market participants due to the greater capabilities and resources required to perform the work. In addition to domestic competitors, we have seen certain foreign competitors attempting to grow their presence in the United States over the past several years, particularly through the pursuit of large civil projects. In recent years, however, we have observed a diminished presence from some of these foreign competitors in the bidding for several of the larger U.S. project opportunities. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record, schedule control, risk management and quality of work are key factors customers consider when awarding contracts.

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

Employees

The number of our employees varies based on the number of active projects, the type and magnitude of those projects, as well as our position within the lifecycle of those projects. Our total number of employees as of December 31, 2019 was approximately 9,100.

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

Financial information about geographic areas is discussed in Note 15 to the Consolidated Financial Statements under the heading “Geographic Information.”

Available Information

Our investor website address is http://investors.tutorperini.com. In the “Financial Reports” portion of our investor website, under the subsection “SEC Filings,” you may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. These reports, and any amendments to them, are made available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (“SEC”).

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

We are involved in a significant number of legal proceedings which, if determined adversely to us, could adversely affect our financial results and/or cash flows, harm our reputation and/or preclude us from bidding on future projects. We also may invest significant working capital on projects while legal proceedings are being settled.

We are involved in various lawsuits, including the legal proceedings described under Note 8 of the Notes to Consolidated Financial Statements. Litigation is inherently uncertain, and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates, which are inherently subject to risks and uncertainties, regarding potential outcomes of legal proceedings in order to determine an appropriate contingent liability and charge to income. Any result that is materially different from our expectations and estimates could have a material adverse effect on our financial condition, results of operations and cash flows. This may include requiring us to record an expense or reduce revenue that we previously recorded, based on our expectations or estimates, requiring us to pay damages or reducing cash collections that we had expected to receive. For example, on December 13, 2019, we received an adverse jury verdict in the case related to the construction of the Alaskan Way Viaduct Replacement Project (“SR 99”) by a joint venture for which the Company holds a 45% share as a minority partner. As a result of the unexpected adverse jury verdict, we recorded in a pre-tax charge of $166.8 million in 2019. Refer to the Alaskan Way Viaduct Matter in Note 8 of the Notes to Consolidated Financial Statements for further discussion. In addition, any adverse judgments could harm our reputation and preclude us from bidding on future projects.

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

We currently have, and expect to continue to have, a substantial amount of indebtedness. As of December 31, 2019, our total debt was $834.5 million, with $124.1 million classified as current debt. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in the agreements governing our indebtedness, an event of default could occur, causing the debt related to such agreements to become immediately due. If such acceleration occurs, we may not be able to repay such indebtedness as required. Since indebtedness under our credit agreement entered into on April 20, 2017 (the “2017 Credit Facility”) with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets and a negative impact on our operations. In addition, a failure to meet the terms of our 2017 Credit Facility could result in a reduction of future borrowing capacity under the 2017 Credit Facility, causing a loss of liquidity. A loss of liquidity could adversely impact our ability to execute projects in our backlog, obtain new projects, engage subcontractors, and attract and retain key employees. Lastly, the 2017 Credit Facility includes a spring-forward provision whereby the facility will mature on December 17, 2020 if the 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) remain outstanding at that time. While we do not have call rights that allow us to unilaterally redeem the Convertible Notes, we intend to repurchase or exchange the Convertible Notes and/or modify or replace the 2017 Credit Facility during 2020. Various alternatives are under consideration to determine the financing arrangement that is best suited to our needs and provides the most favorable terms. We are currently in discussions with lenders regarding our options. As a result of the aforementioned spring-forward provision in the 2017 Credit Facility, all borrowings under the facility are included in current debt on our balance sheet as of December 31, 2019. If we are unable to repurchase or exchange the Convertible Notes in 2020 and/or modify or replace the 2017 Credit Facility, all outstanding borrowings under our 2017 Credit Facility will mature and become immediately due and payable on December 17, 2020.

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

As of December 31, 2019, our backlog of uncompleted construction work was approximately $11.2 billion. The revenue projected in our backlog may not be fully realized and, in some cases, if realized, may not result in profits or may be less profitable than expected. The cancellation or reduction in scope of significant projects included in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We had $255.5 million of goodwill and indefinite-lived intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2019. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and involve highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material impact on our consolidated financial statements.

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

We are subject to risks related to government contracts and related procurement regulations.

Our contracts with U.S. federal, as well as state, local and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, some of these contracts provide for termination by the government at any time, without cause.

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

For the year ended December 31, 2019, we derived $377.1 million of revenue from our work on projects located outside of the United States. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including political risks; risks of loss due to acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenue and income from construction operations in key international markets.

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

Adverse health events, such as an epidemic or a pandemic, could adversely impact our business.

From time to time, various diseases have spread across the globe, such as the recent coronavirus. If a disease spreads sufficiently to cause an epidemic or a pandemic, our business or the businesses of our suppliers, subcontractors or customers could be adversely impacted.

Downgrades in our credit ratings could have a material adverse effect on our business and financial condition.

The Company’s debt rating was downgraded by a major credit rating agency on May 17, 2019. The credit ratings assigned to us and our debt are subject to ongoing evaluation by credit rating agencies and could change based upon, among other things, our results of operations and financial condition. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations. Negative changes in our credit ratings could also result in more stringent covenants and higher interest rates with regard to any new debt.

The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates paid on some of our loans and consequently, our earnings and cash flows.

Borrowings under our revolving credit facility and the variable portion of our equipment financing and mortgages use interest rates in relation to LIBOR. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The expected phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding.

Conversion of our outstanding Convertible Notes could dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock.

Based on the terms of the indenture for our Convertible Notes, we may redeem the Convertible Notes in cash, shares of our common stock or a combination thereof. Should we redeem the Convertible Notes for shares of our common stock, the ownership interests of existing stockholders may be diluted and any subsequent sales in the public market of our common stock issued upon such conversion could cause the price of our common stock to decline. In addition, the existence of the Convertible Notes may encourage short selling by market participants because a conversion of the Convertible Notes could depress the price of our common stock.

Our chairman and chief executive officer could exert influence over the Company due to his position and significant ownership interest.

As of December 31, 2019, our chairman and chief executive officer, Ronald N. Tutor, and three trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 16% of the outstanding shares of our common stock. Additionally, one of our current directors was appointed by Mr. Tutor pursuant to his right to nominate one member to our Board of Directors, so long as the Tutor Group owns at least 11.25% of the outstanding shares of our common stock. Accordingly, Mr. Tutor could exert influence over the outcome of a range of corporate matters, including the election of directors and the approval or rejection of other extraordinary transactions, such as a takeover attempt or sale of the Company or its assets.

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

Holders

At February 21, 2020, there were 363 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners.

Dividends and Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of 2019. We have not historically paid dividends on our common stock and have no immediate plans to do so.

Issuance of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index. We selected the Dow Jones U.S. Heavy Construction Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2014 in each of our common stock, the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Tutor Perini Corp
NYSE Composite Index
Dow Jones U.S. Heavy Construction Index
$150
$125
$100
$75
$50
$25
$0
2014
2015
2016
2017
2018
2019

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

CONSOLIDATED OPERATING RESULTS	Year Ended December 31,
(In thousands, except per common share data)	2019	2018	2017	2016	2015
Revenue:
Civil	$1,779,352	$1,586,093	$1,602,175	$1,668,963	$1,889,907
Building	1,742,040	1,861,699	1,941,325	2,069,841	1,802,535
Specialty Contractors	929,440	1,006,870	1,213,708	1,234,272	1,228,030
Total	4,450,832	4,454,662	4,757,208	4,973,076	4,920,472
Cost of operations	(4,209,060)	(4,000,209)	(4,302,803)	(4,515,886)	(4,564,219)
Gross profit(a)	241,772	454,453	454,405	457,190	356,253
General and administrative expenses(b)	(226,916)	(262,577)	(274,928)	(255,270)	(250,840)
Goodwill impairment(c)	(379,863)	—	—	—	—
Income (loss) from construction operations	(365,007)	191,876	179,477	201,920	105,413
Other income, net(d)	6,667	4,256	43,882	6,977	13,569
Interest expense	(67,494)	(63,519)	(69,384)	(59,782)	(45,143)
Income (loss) before income taxes	(425,834)	132,613	153,975	149,115	73,839
Income tax benefit (expense)(e)	65,609	(34,832)	569	(53,293)	(28,547)
Net income (loss)	(360,225)	97,781	154,544	95,822	45,292
Less: Net income attributable to noncontrolling interests	27,465	14,345	6,162	—	—
Net income (loss) attributable to Tutor Perini Corporation	$(387,690)	$83,436	$148,382	$95,822	$45,292

Earnings (loss) per common share:(a)(b)(c)(d)(e)
Basic	$(7.72)	$1.67	$2.99	$1.95	$0.92
Diluted	$(7.72)	$1.66	$2.92	$1.92	$0.91

Weighted-average common shares outstanding:
Basic	50,220	49,952	49,647	49,150	48,981
Diluted	50,220	50,301	50,759	49,864	49,666

_____________________________________________________________________________________________________________

(a)During the year ended December 31, 2019, the Company recorded a charge of $166.8 million in gross profit ($2.38 per diluted share) as a result of the adverse jury verdict in the case related to the construction of SR 99 by a joint venture for which the Company holds a 45% share as a minority partner. Refer to the Alaskan Way Viaduct Matter discussion in Note 8 of the Notes to Consolidated Financial Statements for further discussion of this item.

During the year ended December 31, 2018, the Company recorded a charge of $17.8 million in gross profit ($0.25 per diluted share), which was primarily non-cash, as a result of the unexpected adverse outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013.

During the year ended December 31, 2015, the Company recorded unfavorable adjustments totaling $45.6 million to gross profit ($0.53 per diluted share) for various Five Star Electric projects in the Specialty Contractors segment. In addition, that same year there was a decrease of $24.3 million in gross profit ($0.28 per diluted share) due to unfavorable adjustments to the estimated cost to complete a Building segment project in New York. The Company’s 2015 results were also impacted by an unfavorable adjustment for an adverse legal decision related to a long-standing litigation matter in the Civil segment, which resulted in a decrease of $23.9 million in gross profit ($0.28 per diluted share). Furthermore, the Company recorded favorable adjustments for a Civil segment runway reconstruction project, which resulted in an increase of $13.7 million in gross profit ($0.16 per diluted share) in 2015.

(b)During the year ended December 31, 2019, the Company recognized a one-time gain of $37.8 million ($0.54 per diluted share) related to the Company’s acquisition of an additional 25% interest in a Civil segment joint venture for which the Company gained a controlling financial interest. The gain resulted from the remeasurement to fair value of the Company’s existing investment in the joint venture. For further discussion on the acquisition and the related remeasurement, see Note 13 of the Notes to Consolidated Financial Statements.

(c)During the year ended December 31, 2019, the Company recorded a non-cash goodwill impairment charge of $379.9 million in income (loss) from construction operations ($6.58 per diluted share) resulting from an interim impairment test the Company performed as of June 1, 2019. For further information and breakdown of the goodwill impairment charge by segment, see Note 6 of the Notes to Consolidated Financial Statements.

(d)On June 6, 2017, the Company received $37.0 million ($0.43 per diluted share) in a cash settlement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), as successor in interest to Banc of America Securities LLC and Bank of America, N.A. (collectively “BofA”). The settlement pertained to litigation, which was filed by the Company in 2011, and related to the purchase by the Company of certain auction-rate securities from BofA. The Company recognized the settlement as a gain during the second quarter of 2017. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

(e)As mentioned above in footnote (c), the Company recorded a $379.9 million goodwill impairment charge during 2019, of which approximately $209.5 million is not deductible for income tax purposes. The Company recognized a tax benefit totaling $49.4 million ($0.98 per diluted share) as a result of the impairment charge.

In December 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted reducing the U.S. corporate income tax rate from 35% to 21%, effective in 2018. As a result, tax expense in 2019 and 2018 was positively impacted and in 2017 the Company recognized a favorable tax adjustment of $53.3 million ($1.05 per diluted share) primarily due to a one-time revaluation of its deferred tax assets and liabilities in connection with the adoption of the TCJA. For a further discussion of the effect of the TCJA, see Note 5 of the Notes to Consolidated Financial Statements.

	As of and For the Year Ended December 31,
(In thousands, except ratios and percentages)	2019	2018	2017	2016	2015
CONSOLIDATED FINANCIAL POSITION
Current assets	$3,510,986	$3,175,643	$3,074,392	$2,837,756	$2,608,939
Current liabilities	2,109,856	1,597,966	1,581,846	1,518,943	1,448,819
Working capital	$1,401,130	$1,577,677	$1,492,546	$1,318,813	$1,160,120
Current ratio	1.66	1.99	1.94	1.87	1.80

Property and equipment, net of accumulated depreciation	$509,685	$490,669	$467,499	$477,626	$523,525
Total assets	4,485,777	4,387,752	4,264,123	4,038,620	3,861,300
Capitalization:
Total debt	834,476	761,504	736,276	759,519	817,684
Stockholders’ equity	1,440,142	1,809,177	1,713,275	1,553,023	1,420,227
Total capitalization	$2,274,618	$2,570,681	$2,449,551	$2,312,542	$2,237,911
Total debt as a percentage of total capitalization	37%	30%	30%	33%	37%
Ratio of debt to equity	0.58	0.42	0.43	0.49	0.58
Stockholders' equity per common share	$28.64	$36.16	$34.42	$31.56	$28.94
OTHER DATA
Backlog at year end	$11,221,110	$9,296,691	$7,283,434	$6,227,137	$7,465,129
New awards	6,375,262	6,467,918	5,813,505	3,735,084	4,553,877
Capital expenditures	84,196	77,069	30,280	15,743	35,912
Net cash provided by operating activities	136,530	21,402	163,550	113,336	14,072
Net cash used in investing activities	(76,055)	(70,208)	(87,133)	(13,844)	(30,932)
Net cash provided by (used in) financing activities	21,763	(28,979)	(75,376)	(24,190)	(41,788)

_____________________________________________________________________________________________________________

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Item 15. Exhibits and Financial Statement Schedules in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. For cautions about relying on such forward-looking statements, please refer to the section entitled Forward-Looking Statements at the beginning of this Annual Report immediately prior to Item 1. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this Annual Report.

Comparison of Fiscal Years 2018 and 2017

For a discussion comparing our fiscal 2018 results to fiscal 2017, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 27, 2019.

Executive Overview

Consolidated revenue for 2019 was $4.5 billion, which is comparable to revenue in 2018. Revenue in 2019 was favorably impacted by higher volume on certain Civil segment projects, which was mostly offset by a $123.9 million reduction in revenue associated with the SR 99-related charge discussed in the following paragraph.

For the year ended December 31, 2019, the Company reported a loss from construction operations of $365.0 million compared to income from construction operations of $191.9 million in 2018. The loss was primarily driven by the $379.9 million pre-tax non-cash goodwill impairment charge recorded in 2019 (see Note 6 of the Notes to Consolidated Financial Statements). Adjusted income from construction operations for 2019, which is a non-GAAP financial measure and excludes the non-cash goodwill impairment charge, was $14.9 million. (For a discussion of non-GAAP financial measures, including a reconciliation of non-GAAP financial measures to the most nearly comparable GAAP financial measures, see the section below titled Non-GAAP Financial Measures.) The decrease in adjusted income from construction operations was primarily due to a $166.8 million pre-tax charge related to the adverse SR 99 jury verdict. The SR 99-related charge principally impacted the Civil segment. For additional information, refer to the Alaskan Way Viaduct Matter discussion in Note 8 of the Notes to Consolidated Financial Statements.

The effective tax rate for 2019 was 15.4% compared to 26.3% for 2018. During 2019, the Company recognized an income tax benefit of $65.6 million as a result of the pre-tax loss primarily related to the goodwill impairment and SR 99 charges mentioned above. The goodwill impairment charge was not fully deductible for income taxes, which significantly reduced the tax benefit and effective tax rate for the year. For a further discussion of the effect of the goodwill impairment charge, see Note 5 of the Notes to Consolidated Financial Statements.

Diluted loss per share for 2019 was $7.72 compared to diluted earnings per share of $1.66 for 2018. The substantially reduced earnings in 2019 were primarily attributable to the above-mentioned goodwill impairment ($6.58 per diluted share) and SR 99-related ($2.38 per diluted share) charges.

Consolidated new awards in 2019 were $6.4 billion compared to $6.5 billion in 2018. The Civil and Building segments were the predominant contributors of new awards during 2019 and 2018.

Consolidated backlog as of December 31, 2019 was $11.2 billion compared to $9.3 billion as of December 31, 2018. The Company experienced backlog growth of 21% in 2019, driven by various large awards in the Civil and Building segments. As of December 31, 2019, the mix of backlog by segment was 54% for Civil, 25% for Building and 21% for Specialty Contractors.

Most projects in the Civil segment’s backlog typically convert to revenue over a period of three to five years and in the Building and Specialty Contractors segments over a period of one to three years. We estimate that approximately $5 billion, or 44%, of our backlog as of December 31, 2019 will be recognized as revenue in 2020.

The following table presents the changes in backlog in 2019:

	Backlog at		Revenue	Backlog at
	December 31,	New Awards	Recognized	December 31,
(in millions)	2018	in 2019 (a)	in 2019	2019(b)
Civil	$5,141.9	$2,674.7	$(1,779.4)	$6,037.2
Building	2,333.1	2,199.2	(1,742.0)	2,790.3
Specialty Contractors	1,821.7	1,501.3	(929.4)	2,393.6
Total	$9,296.7	$6,375.2	$(4,450.8)	$11,221.1

_____________________________________________________________________________________________________________

(a)New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

(b)Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 3 of the Notes to Consolidated Financial Statements. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place).

The outlook for the Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, although the pace of growth could continue to be impacted by project delays or the timing of project commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments and limited competition for some of the largest project opportunities. In recent years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years, and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. Recently, there has been renewed interest at the federal government level in passing budgetary measures that would provide significant long-term funding for infrastructure investments. In addition, several large, long-duration civil infrastructure programs with which we are already involved are progressing, such as the Purple Line Extension projects in Los Angeles. Finally, interest rates remain relatively low and conducive to continued customer spending.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented under generally accepted accounting principles in the United States (“GAAP”), we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting future periods. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.

These non-GAAP financial measures, which exclude the non-cash goodwill impairment charge (as well as the tax benefit associated with this charge), include adjusted income (loss) from construction operations, adjusted net income (loss) attributable to Tutor Perini Corporation, adjusted diluted earnings (loss) per common share and adjusted effective income tax rate. We also reference adjusted operating margin for each segment, which is a non-GAAP financial measure that we define as adjusted income (loss) from construction operations as a percentage of revenue. These non-GAAP financial measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled non-GAAP financial measures presented by other companies. Reconciliations of these non-GAAP financial measures to the most nearly comparable GAAP financial measures are presented below. For the year ended December 31, 2018, there are no non-GAAP financial measures presented or included in the reconciliation tables below because the non-GAAP financial measures, as defined by the Company, do not differ from GAAP results in those periods, as the only adjustment occurred in 2019.

Reconciliation of Non-GAAP Financial Measures
			Specialty		Consolidated
(in millions)	Civil	Building	Contractors	Corporate	Total
Year Ended December 31, 2019
Income (loss) from construction operations, as reported	$(150.9)	$23.7	$(172.6)	$(65.2)	$(365.0)
Plus: Goodwill impairment charge	210.2	13.5	156.2	—	379.9
Adjusted income (loss) from construction operations	$59.3	$37.2	$(16.4)	$(65.2)	$14.9

	Year Ended December 31,
(in millions, except per common share amounts and percentages)	2019	2018
Net income (loss) attributable to Tutor Perini Corporation, as reported	$(387.7)	$83.4
Plus: Goodwill impairment charge	379.9	—
Less: Tax benefit provided on goodwill impairment charge	(49.4)	—
Adjusted net income (loss) attributable to Tutor Perini Corporation	$(57.2)	$83.4

Diluted earnings (loss) per common share, as reported	$(7.72)	$1.66
Plus: Goodwill impairment charge	7.56	—
Less: Tax benefit provided on goodwill impairment charge	(0.98)	—
Adjusted diluted earnings (loss) per common share	$(1.14)	$1.66

Effective income tax rate, as reported	15.4%	26.3%
Tax effect of goodwill impairment charge	19.9%	—%
Adjusted effective income tax rate	35.3%	26.3%

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below:

Civil Segment

Revenue, income (loss) from construction operations and adjusted income from construction operations for the Civil segment are summarized as follows:

	Year Ended December 31,
(in millions)	2019	2018
Revenue	$1,779.4	$1,586.1
Income (loss) from construction operations, as reported	(150.9)	168.3
Plus: Goodwill impairment charge	210.2	—
Adjusted income from construction operations	59.3	168.3

Revenue for 2019 increased 12% compared to 2018. The growth was principally driven by increased project execution activities on certain mass-transit projects in California and Minnesota that are early in their project life cycles, as well as increased activities on the Newark Airport Terminal One project. The growth was partially offset by the revenue reduction associated with the adverse SR 99 jury verdict discussed in the section entitled Executive Overview.

Income (loss) from construction operations decreased significantly in 2019 compared to 2018, mainly due to the goodwill impairment charge. Despite the strong revenue growth, adjusted income from construction operations for 2019 decreased 65% compared to 2018, primarily due to the impact of the SR 99-related charge ($155.8 million of the $166.8 million impacted the Civil segment), partially offset by the $37.8 million reduction in general and administrative expenses associated with the remeasurement gain that resulted from the Company increasing its ownership interest in a joint venture (see Note 13 of the Notes to Consolidated Financial Statements) and income contributions related to the volume increase mentioned above.

Operating margin was (8.5)% and adjusted operating margin was 3.3% for 2019 compared to 10.6% in 2018. The reduction in operating margin for 2019 was driven by the goodwill impairment and SR 99 charges mentioned above. The decrease in adjusted operating margin for 2019 was principally due to the factors mentioned above that drove the changes to revenue and adjusted income from construction operations.

New awards in the Civil segment totaled $2.7 billion in 2019 compared to $2.6 billion in 2018. New awards in 2019 included the $1.4 billion Purple Line Section 3 Stations project and the $432 million Division 20 Portal Widening and Turnback Facility project, both in California; the $253 million Culver Line Communications-Based Train Control project in New York; and a $178 million military facilities project and a $122 million wastewater treatment project, both in Guam.

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

Backlog for the Civil segment was $6.0 billion as of December 31, 2019, an increase of 17% compared to $5.1 billion as of December 31, 2018. The strong backlog growth was driven by the significant new award activity discussed above. The segment continues to experience strong demand reflected in a large pipeline of prospective projects that are supported by substantial funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.

Building Segment

Revenue, income from construction operations and adjusted income from construction operations for the Building segment are summarized as follows:

	Year Ended December 31,
(in millions)	2019	2018
Revenue	$1,742.0	$1,861.7
Income from construction operations, as reported	23.7	43.9
Plus: Goodwill impairment charge	13.5	—
Adjusted income from construction operations	37.2	43.9

Revenue for 2019 decreased 6% compared to 2018 primarily due to a reduction in project execution activities on health care projects in California and hospitality and gaming projects in various states. The decrease was partially offset by increased activities on the Newark Airport Terminal One project and an industrial revitalization project in Mississippi.

Income from construction operations decreased 46% in 2019 compared to 2018, primarily due to the goodwill impairment charge recorded in 2019. Adjusted income from construction operations for 2019 decreased 15% compared to 2018 mainly due to the absence of prior-year project closeout adjustments, none of which were individually material, partially offset by increased project contributions from other projects, including Newark Airport Terminal One, in the current year.

Operating margin was 1.4% and adjusted operating margin was 2.1% in 2019 compared to 2.4% in 2018. The reduction in operating margin for 2019 was driven by the aforementioned goodwill impairment charge recorded. The slight reduction in adjusted operating margin for 2019 was primarily driven by the factors mentioned above that drove the changes in revenue and adjusted income from construction operations.

New awards in the Building segment totaled $2.2 billion in 2019 compared to $2.5 billion in 2018. New awards in 2019 included the Choctaw Casino and Resort project in Oklahoma; a large hospitality and gaming project in California; a $263 million courthouse project in Florida; a technology campus tenant improvement project in California valued at more than $200 million; and the $200 million Southland Gaming Casino and Hotel project in Arkansas.

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

Backlog for the Building segment was $2.8 billion as of December 31, 2019, an increase of 20% compared to $2.3 billion as of December 31, 2018. The strong backlog growth was driven by the new award activity discussed above. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. Strong demand is expected to continue due to ongoing customer spending supported by a favorable economic environment and low interest rates that have persisted.

Specialty Contractors Segment

Revenue, income (loss) from construction operations and adjusted income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Year Ended December 31,
(in millions)	2019	2018
Revenue	$929.4	$1,006.9
Income (loss) from construction operations, as reported	(172.6)	43.4
Plus: Goodwill impairment charge	156.2	—
Adjusted income (loss) from construction operations	(16.4)	43.4

Revenue for 2019 decreased 8% compared to 2018 due to reduced project execution activities on certain completed electrical and mechanical projects in California, Washington and New York. The decrease was partially offset by increased activity on a mechanical project in New York and an electrical project in California.

Income (loss) from construction operations decreased substantially in 2019 compared to 2018, mainly due to the goodwill impairment charge mentioned above. Adjusted income (loss) from construction operations for 2019 also decreased substantially due primarily to net unfavorable adjustments totaling $41.5 million on certain electrical and mechanical projects in New York, none of which were individually material. The Specialty Contractors segment was also impacted by $11.0 million of the $166.8 million SR 99 charge in 2019.

Operating margin was (18.6)% and adjusted operating margin was (1.8)% in 2019 compared to 4.3% in 2018. The reduction in operating margin for 2019 was driven by the aforementioned goodwill impairment charge. The reduction in adjusted operating margin for 2019 was primarily driven by the factors mentioned above that drove the changes in revenue and adjusted income (loss) from construction operations.

New awards in the Specialty Contractors segment totaled $1.5 billion in 2019 compared to $1.4 billion in 2018. New awards in 2019 included, among others, electrical and mechanical subcontracts valued at $216 million for the Purple Line Section 3 Stations project and an electrical subcontract valued at $140 million for the Division 20 Portal Widening and Turnback Facility project, both in California; and three mechanical projects collectively valued at $192 million and an electrical subcontract valued at $140 million for a mass-transit project, all in New York.

New awards in 2018 included $364 million of electrical and mechanical subcontracts for the Newark Airport Terminal One project; $294 million for various electrical projects in New York; $248 million for various electrical projects in the southern United States and California; and $243 million for two large mechanical projects in New York.

Backlog for the Specialty Contractors segment was $2.4 billion as of December 31, 2019, an increase of 31% compared to $1.8 billion as of December 31, 2018. The robust backlog growth was driven by strong demand as evidenced by public and private customer spending on numerous civil and building projects. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s growing backlog of large Civil and Building segment projects, but it also remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $65.5 million in 2019 compared to $63.8 million in 2018.

Other Income, Net, Interest Expense and Income Tax Benefit (Expense)

	Year Ended December 31,
(in millions)	2019	2018
Other income, net	$6.7	$4.3
Interest expense	(67.5)	(63.5)
Income tax benefit (expense)	65.6	(34.8)

Other income, net, increased $2.4 million in 2019 compared to 2018, primarily due to a net gain on the sale of property and equipment in 2019.

Interest expense increased $4.0 million in 2019 compared to 2018, principally due to a higher average balance on our line of credit.

The effective income tax rate for 2019 was 15.4% compared to 26.3% for 2018. During 2019, the Company recognized a tax benefit of $65.6 million on a loss before income taxes of $425.8 million. As a result of the $379.9 million goodwill impairment charge discussed above, the Company recognized a tax benefit totaling $49.4 million. Approximately $209.5 million of the charge is not deductible for income tax purposes, which significantly reduced the tax benefit and effective income tax rate for the year. The adjusted effective income tax rate for 2019, which excludes the tax benefit from the goodwill impairment charge and which is a non-GAAP financial measure, was 35.3%. The adjusted effective income tax rate for 2019 was higher than the U.S. federal statutory rate primarily due to earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company, which increased the effective rate due to the pre-tax loss for the period, U.S. federal research and development tax credits, and state income taxes, partially offset by foreign tax impacts. The 2018 effective tax rate was higher than the U.S. federal rate primarily due to state income taxes.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $350 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $236 million and available cash balances as of December 31, 2019, will be sufficient to fund any working capital needs for the next 12 months. As discussed in the section entitled Debt below, the Company intends to modify or replace the 2017 Credit Facility and/or repurchase or exchange the Convertible Notes in 2020.

Cash and Working Capital

Cash and cash equivalents were $193.7 million as of December 31, 2019 compared to $116.1 million as of December 31, 2018. Cash immediately available for general corporate purposes was $43.8 million and $51.7 million as of December 31, 2019 and 2018, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $79.4 million as of December 31, 2019 compared to $61.9 million as of December 31, 2018.

During the year ended December 31, 2019, net cash provided by operating activities was $136.5 million (with $248.0 million provided in the second half of 2019), due primarily to changes in net investment in working capital and cash generated from income sources. The change in working capital primarily reflects an increase in billings in excess of costs and estimated earnings (“BIE”), partially offset by increases in accounts receivable and retainage receivable. During the year ended December 31, 2018, net cash provided by operating activities was $21.4 million due primarily to cash generated from income sources mostly offset by changes in net investment in working capital. The change in working capital primarily reflected an increase in costs and estimated earnings in excess of billings (“CIE”), which was partially offset by an increase in BIE.

The $115.1 million increase in cash provided by operating activities when comparing 2019 with 2018 primarily reflects a current year decrease in CIE compared to an increase in the prior year, a larger increase in BIE in the current year and an increase in accounts payable compared to a decrease in the prior year. These current year improvements were partially offset by increases in retainage receivable and accounts receivable in 2019 compared to decreases in 2018.

During 2019 and 2018, we used $76.1 million and $70.2 million of cash from investing activities, respectively. The net cash used in investing activities in 2019 was primarily due to $84.2 million of expenditures for the acquisition of property and equipment. The majority of our capital expenditures was for project-specific equipment purchased by our joint ventures and funded directly by our customers. The net cash used in investing activities in 2018 was primarily due to $77.1 million of expenditures for the acquisition of property and equipment.

During 2019, we generated $21.8 million of cash from financing activities principally due to increased net borrowings of $61.3 million and contributions from noncontrolling interests of $9.8 million, partially offset by distributions to noncontrolling interests of $46.5 million. Net cash used in financing activities for 2018 was $29.0 million, primarily due to distributions to noncontrolling interests of $29.0 million and an earn-out payment related to a 2011 acquisition of $16.0 million, partially offset by increased net borrowings of $14.8 million.

As of December 31, 2019, we had working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.66 and a ratio of debt to equity of 0.58 compared to working capital of $1.6 billion, a ratio of current assets to current liabilities of 1.99 and a ratio of debt to equity of 0.43 at December 31, 2018.

Debt

Summarized below are the key terms of our debt as of December 31, 2019. For additional information, refer to Note 7 of the Notes to Consolidated Financial Statements, as applicable.

2017 Credit Facility

On April 20, 2017, the Company entered into the 2017 Credit Facility with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020, provided that (i) if the Convertible Notes are refinanced in full with the proceeds of permitted refinancing indebtedness in accordance with the terms of the 2017 Credit Facility, the maturity date for the 2017 Credit Facility will remain April 20, 2022 and (ii) if the Company issues “New Convertible Notes” (as defined in the 2017 Credit Facility), the maturity date for the 2017 Credit Facility will be the earlier of (x) April 20, 2022 or December 17, 2020 if Convertible Notes are outstanding on December 17, 2020 and (y) 90 days prior to the maturity date for such New Convertible Notes. In addition, the 2017 Credit Facility permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans. On May 7, 2019, certain provisions of the 2017 Credit Facility were amended, including setting the maximum leverage ratio at 3.50:1.00 for the remainder of its term, thus eliminating the step down from 3.50:1.00 to 3.25:1.00. For additional information regarding the terms of our 2017 Credit Facility, refer to Note 7 of the Notes to Consolidated Financial Statements.

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended December 31, 2019
	Actual	Required
Fixed charge coverage ratio	3.57 to 1.00	> or = 1.25 : 1.00
Leverage ratio	2.60 to 1.00	< or = 3.50 : 1.00

As of December 31, 2019, we were in compliance and expect to continue to be in compliance with the covenants under the 2017 Credit Facility.

As a result of the aforementioned provision in the 2017 Credit Facility whereby the maturity date of the 2017 Credit Facility may be moved forward from April 20, 2022, the facility will mature on December 17, 2020 if the Convertible Notes remain outstanding at that time (the “spring-forward” provision). While the Company does not have call rights that allow it to unilaterally redeem the Convertible Notes, it intends to repurchase or exchange the Convertible Notes and/or modify or replace the 2017 Credit Facility during 2020. Various alternatives are under consideration to determine the financing arrangement that is best suited to the Company’s needs and provides the most favorable terms. The Company is currently in discussions with lenders regarding its options. Due to the spring-forward provision in the 2017 Credit Facility, all borrowings under the facility are included in “Current maturities of long-term debt” on the Consolidated Balance Sheet as of December 31, 2019.

2017 Senior Notes

On April 20, 2017, we issued $500 million in aggregate principal amount of 6.875% Senior Notes due 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually in May and November of each year, beginning in November 2017.

Convertible Notes

On June 15, 2016, the Company issued $200 million of our Convertible Notes in a private placement offering. The Convertible Notes are unsecured obligations of the Company and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semi-annually in June and December. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of December 31, 2019, the conversion provisions of our Convertible Notes have not been triggered.

Equipment Financing and Mortgages

The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $27.7 million and $38.6 million at December 31, 2019 and 2018, respectively, with interest rates ranging from 2.62% to 3.89% with equal monthly installment payments over periods up to ten years with additional balloon payments of $12.4 million in 2021 and $6.3 million in 2022 on the remaining loans outstanding at December 31, 2019. The aggregate balance of mortgage loans was approximately $11.5 million and $12.3 million at December 31, 2019 and 2018, respectively, with interest rates ranging from a fixed 3.50% to LIBOR plus 3% and equal monthly installment payments over periods up to ten years with additional balloon payments of $2.9 million in 2021 and $7.0 million in 2023.

Contractual Obligations

Our outstanding contractual obligations as of December 31, 2019 are summarized in the following table:

		Payments Due
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt(a)	$857,819	$124,054	$226,513	$7,252	$500,000
Interest on debt(a)	200,107	47,040	72,743	68,866	11,458
Operating leases	50,379	13,564	17,344	11,853	7,618
Pension benefit payments(b)	5,322	4,387	935	—	—
Other	8,064	1,353	1,043	17	5,651
Total	$1,121,691	$190,398	$318,578	$87,988	$524,727

_____________________________________________________________________________________________________________

(a)Debt and interest on debt exclude unamortized debt discount and deferred debt issuance costs. Amounts for interest on debt are based on interest rates in effect as of December 31, 2019.

(b)The Company utilizes current actuarial assumptions in determining the expected minimum contributions to fund our defined benefit pension and other post-retirement plans. Estimated contributions for periods beyond the scope of the actuarial assumptions have not been included because, in management’s judgment, such estimates may not be reliable.

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

Claims arising from construction contracts have been made against the Company by customers, and the Company has made claims against customers for costs incurred in excess of current contract provisions. The Company recognizes revenue for claims as variable consideration in accordance with ASC 606. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration are made during the contract performance period. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management. Estimated amounts are only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for variable consideration have been satisfied.

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

For construction joint ventures that do not need to be fully consolidated, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. Intercompany balances and transactions have been eliminated. See Note 1(b) and Note 14 of the Notes to Consolidated Financial Statements for additional discussion regarding VIEs.

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

We test goodwill for impairment annually as of October 1 of each year. This test requires us to estimate the fair value of each reporting unit carrying goodwill, using income and market approaches and to compare the calculated fair value of each reporting unit to its carrying value, which is equal to the reporting unit’s net assets. If the calculated fair value of a reporting unit is less than its carrying value, we recognize an impairment charge equal to the difference.

The impairment evaluation process requires assumptions that are subject to a high degree of judgment such as revenue growth rates, profitability levels, discount rates, industry market multiples and weighted-average cost of capital (“WACC”). Changes in these assumptions would impact the results of our impairment tests.

During interim periods, including those subsequent to the Company’s October 1 annual test date, we evaluate events and circumstances, including, but not limited to, an examination of macroeconomic conditions, cost factors, overall financial performance by each reporting unit, other relevant entity-specific events, and trends in the stock prices of our Company and peers to determine if such factors indicate that it is likely that the goodwill for one or more of our reporting units is impaired, thus warranting the performance of a quantitative impairment test sooner than the fourth quarter of the year. The Company performed an interim impairment test as of June 1, 2019 and recognized a non-cash impairment loss totaling $379.9 million, which eliminated the carrying value of goodwill for the Building and Specialty Contractors reporting units. See Note 1(g) and Note 6 of the Notes to Consolidated Financial Statements.

During the fourth quarter of 2019, we conducted our annual goodwill impairment test and determined that goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its net book value, but not by a significant amount. As such, there is a risk of goodwill impairment if future events are less favorable than what we assumed or estimated in our impairment analysis.

The Company considered relevant events and circumstances since the annual goodwill impairment test, including, but not limited to, an examination of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance by each reporting unit, other relevant entity-specific events, and trends in the stock prices of the Company and its peers. The Company has continued to observe significant opportunities in a robust marketplace which have led to sizable new awards and significant growth in backlog for the Civil reporting unit. In considering the totality of qualitative factors known as of the reporting date, we determined that no triggering events occurred or circumstances changed since the date of our October 1 annual test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated. These events and circumstances include, but are not limited to, a sustained decline in our stock price and market capitalization, as well as quantitative and qualitative factors specific to the Civil reporting unit which indicate potential triggering events that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.

New Accounting Pronouncements — For discussion of recently adopted accounting standards and updates, see Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in interest rates. Borrowings under our 2017 Credit Facility and certain other debt obligations have variable interest rates subject to interest rate risk. See Note 7 of the Notes to Consolidated Financial Statements for further discussion of our 2017 Credit Facility. We had approximately $121.9 million and $49.1 million of net borrowings with variable interest rates as of December 31, 2019 and 2018. If short-term floating interest rates on these borrowings were to change by 0.50% and our variable indebtedness were to remain unchanged, interest expense would increase or decrease by approximately $610,000 for the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act, as of December 31, 2019 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting — Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting for the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tutor Perini Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements.

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

Los Angeles, CA

February 26, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2019.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers. Our Code of Business Conduct and Ethics is posted on our website located at http://investors.tutorperini.com/corporate-governance/overview/default.aspx. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2019.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Tutor Perini Corporation and Subsidiaries

(a) List of Documents Filed as a Part of This Report.

1.           Financial Statements:

Our consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 and the Notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this Annual Report on Form 10-K, beginning on page F-1.

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

4.8	Description of Securities
Exhibit 10.	Material Contracts
10.1*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).
10.2*	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 17, 2009).
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
10.11

Credit Agreement, dated April 20, 2017, by and among Tutor Perini Corporation, the subsidiaries of Tutor Perini Corporation identified therein, SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2017).

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

10.14*	Tutor Perini Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 25, 2018).
10.15*	Employment Offer Letter, dated June 12, 2018, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 7, 2018).
10.16	First Amendment to Credit Agreement dated as of May 7, 2019 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2019).
10.17*

Separation Benefits Agreement, dated September 17, 2019, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2019).

10.18	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2019).
10.19	Form of Restricted Stock Unit Award Agreement with Guarantee (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 6, 2019).
10.20	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 6, 2019).
Exhibit 21	Subsidiaries of Tutor Perini Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 24	Power of Attorney executed by members of the Company’s Board of Directors allowing Management to sign the Company’s Form 10-K on their behalf.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 95	Mine Safety Disclosure.
Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

_________________________________________________________________________________________

*Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Dated: February 26, 2020	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

•Principal Executive Officer and Director

/s/ Ronald N. Tutor
Ronald N. Tutor	Chairman and Chief Executive Officer	February 26, 2020

•Principal Financial Officer

/s/ Gary G. Smalley
Gary G. Smalley	Executive Vice President and Chief Financial Officer	February 26, 2020

•Principal Accounting Officer

/s/ Ryan J. Soroka
Ryan J. Soroka	Vice President and Chief Accounting Officer	February 26, 2020

• Other Directors

Peter Arkley	)
Sidney J. Feltenstein	)
James A. Frost	)
Michael F. Horodniceanu	)	/s/ Gary G. Smalley
Michael R. Klein	)	Gary G. Smalley
Robert C. Lieber	)	Attorney in Fact
Dennis D. Oklak	)
Raymond R. Oneglia	)
Dale A. Reiss	)
Dickran M. Tevrizian, Jr.	)	Dated: February 26, 2020

TUTOR PERINI CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tutor Perini Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue, Accounts Receivable, Contract Assets and Liabilities — Accounting for Construction Contracts– Refer to Notes 1, 3, 4, and 8 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue for construction contracts over the contract term (“over time”) as construction work progresses. The accounting for these contracts involves judgment, particularly as it relates to the process of determining total estimated revenue (transaction price) and estimating total costs to be incurred at contract completion. Costs of operations are typically recognized as incurred, and the Company’s revenues, including estimated profits, are recorded proportionately as costs are incurred based on the ratio of costs incurred to date to the total estimated costs at completion for the respective performance obligations. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, including the impact of change orders, claims, contract disputes and the achievement of contractual performance criteria, and award or other incentive fees are made during the contract performance period (collectively referred to as “variable consideration”). The Company estimates variable consideration at the most likely amount it expects to receive, and includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Also, the Company often engages subcontractors, suppliers, or vendors, to provide underlying materials or services, or a combination of both. Judgment is involved in determining estimated recoveries from disputes regarding performance under these contracts (“back charges”), which are a reduction in costs and are recorded as a receivable on the consolidated balance sheet.

Given the significant judgment necessary to account for the Company’s construction contracts including the use of estimates, such as total estimated revenue, total costs to be incurred at contract completion, variable consideration and back charges, which are complex and subject to many variables, auditing the corresponding balances and related accounting estimates required extensive audit effort due to the complexity of these estimates, and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and judgments included within the Company’s total estimated revenues, total costs to be incurred at contract completion, variable consideration, and back charges included the following, among others:

•We tested the effectiveness of controls over revenues, including those over the determination of estimated costs at completion of the contract, total estimated revenue (including the estimated percentage of completion), variable consideration (including significant change orders and claims), and back charges.

•We selected a sample of construction contracts and performed the following:

oCompared the total estimated revenue (transaction price), including estimated variable consideration, to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

oWe evaluated the reasonableness of the estimated variable consideration by 1) evaluating the information supporting management’s judgment as to the cause and contractual rights and 2) testing the accuracy of the identification of the underlying costs.

oTested the accuracy and completeness of costs incurred to date.

oEvaluated the reasonableness of management’s estimates of total cost and profit at completion by:

•Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.

•Comparing management’s estimates to supporting documents for those estimates, when applicable.

•Evaluating management’s ability to accurately estimate total costs and profits at completion by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

•Evaluating trends on changes in estimates and obtaining evidence on timing and amounts supporting these changes in estimates.

oTested the mathematical accuracy of management’s calculation of revenue recognized.

•We evaluated selected quarter over quarter changes in contract profit estimates by obtaining explanations from the Company’s project managers regarding timing and amount and corroborating these inquiries by reading documents such as management work plans, customer communications, invoices and supplier communications.

•Performed procedures on recorded back charges to evaluate the reasonableness of the estimated recovery by 1) evaluating the information supporting management’s judgment as to the cause and contractual rights and 2) testing the accuracy of the identification of the underlying costs.

Goodwill – Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit (which correspond to the Company’s operating segments) to its carrying value. The Company determines the fair value of its reporting units using the income approach and market approach valuation methodologies. The determination of fair value using the income-based approach requires management to make significant estimates and assumptions related to projected operating margins, cash flows generated from existing work and new awards, and projected investments in working capital (collectively, the “forecasted financial information”), as well as the discount rates and weighted-average cost of capital (“WACC”). The determination of fair value using the market-based approach requires management to make significant assumptions, including those related to the forecasted financial information referred to above and the industry-comparable multiples to be used for each of its reporting units. The Company determines the valuation of each reporting unit based upon a weighted-average value of the income approach and market approach valuation methods. As appropriate, the Company also assesses the reasonableness of the estimated fair value of the reporting units by comparing the sum of the reporting units’ fair values to the Company’s market capitalization and calculating an implied control premium (the excess of the aggregate fair values of the reporting units over the Company’s market capitalization). In evaluating the results there are various quantitative and qualitative factors that need to be considered and could involve subjective judgment. During the second quarter of 2019, the Company identified an interim impairment indicator in its goodwill balance. The Company performed an interim impairment test and determined that the fair value of each of the reporting units was below the carrying value, leading to a pre-tax impairment charge of $379.9 million and leaving a $205.1 million post-impairment goodwill balance solely attributable to the Civil reporting unit.

We identified goodwill as a critical audit matter because small changes to valuation assumptions, specifically the forecasted financial information, discount rates, WACC, and industry-comparable multiples, could have a significant impact on the reporting unit concluded value for both the interim and annual impairment tests, and changes to the reporting unit concluded value impacts the implied control premium calculated from the reconciliation between the reporting unit’s fair values and the Company’s market capitalization, which was performed during the interim impairment test. Auditing these assumptions involved extensive audit effort, including the need to involve our fair value specialists, due to the complexity of these assumptions and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted financial information, discount rates, WACC, and industry-comparable multiples for the reporting units, for both the interim and the annual impairment tests, included the following, among others:

•We tested the effectiveness of controls within the goodwill impairment test process, including those over the forecasted financial information, the selection of the industry-comparable multiples, WACC, and discount rates, as well as the identification of interim impairment indicators.

•We evaluated management’s historical ability to accurately forecast by comparing actual results to management’s previous forecasted financial information for the same period.

•We evaluated the reasonableness of management’s forecasted financial information by comparing the forecasted financial information to (1) historical results, (2) internal communications to management and the Board of Directors, (3) reporting units’ backlog, and (4) forecasted financial information included in the Company’s press releases, as well as analyst and industry reports of the Company and companies in its peer group.

•We considered the impact of circumstances affecting the industry including, but not limited to, changes in the legal and business environment.

•With the assistance of our fair value specialists, we evaluated the WACC and discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates of the discount rates and comparing those to the WACC and discount rates selected by management.

•With the assistance of our fair value specialists, we evaluated the industry-comparable multiples, including testing the underlying source information and mathematical accuracy of the calculations, the acceptability of the selected companies within the Company’s peer group, and comparing the multiples selected by management to companies in the engineering and construction industry.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the quantitative and qualitative factors considered in the reconciliation between the reporting units’ fair values and the Company’s market capitalization and implied control premium as of the interim impairment test date. We evaluated factors such as implied control premiums in other mergers and acquisition transactions in the industry, ownership of the Company’s common stock, market trends, and vertical-integration between reporting units.

•We evaluated the selected industry-comparable multiples by comparing to those used in the prior year, those used in the different reporting units and to current facts and circumstances affecting the reporting unit.

/s/ Deloitte & Touche LLP

Los Angeles, CA

February 26, 2020

We have served as the Company's auditor since 2002.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per common share amounts)	2019	2018	2017
REVENUE	$4,450,832	$4,454,662	$4,757,208
COST OF OPERATIONS	(4,209,060)	(4,000,209)	(4,302,803)
GROSS PROFIT	241,772	454,453	454,405
General and administrative expenses	(226,916)	(262,577)	(274,928)
Goodwill impairment	(379,863)	—	—
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(365,007)	191,876	179,477
Other income, net	6,667	4,256	43,882
Interest expense	(67,494)	(63,519)	(69,384)
INCOME (LOSS) BEFORE INCOME TAXES	(425,834)	132,613	153,975
Income tax benefit (expense)	65,609	(34,832)	569
NET INCOME (LOSS)	(360,225)	97,781	154,544
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27,465	14,345	6,162
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(387,690)	$83,436	$148,382
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(7.72)	$1.67	$2.99
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(7.72)	$1.66	$2.92
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,220	49,952	49,647
DILUTED	50,220	50,301	50,759

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2019	2018	2017
NET INCOME (LOSS)	$(360,225)	$97,781	$154,544

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	844	771	1,424
Foreign currency translation adjustments	1,337	(2,945)	1,273
Unrealized gain (loss) in fair value of investments	1,561	(778)	(2)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3,742	(2,952)	2,695

COMPREHENSIVE INCOME (LOSS)	(356,483)	94,829	157,239
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27,858	14,124	6,162
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(384,341)	$80,705	$151,077

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share amounts)	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($103,850 and $43,131 related to VIEs)	$193,685	$116,075
Restricted cash	8,416	3,788
Restricted investments	70,974	58,142
Accounts receivable ($91,090 and $62,482 related to VIEs)	1,354,519	1,261,072
Retainage receivable ($89,132 and $36,724 related to VIEs)	562,375	478,744
Costs and estimated earnings in excess of billings ($22,764 and $0 related to VIEs)	1,123,544	1,142,295
Other current assets ($58,128 and $30,185 related to VIEs)	197,473	115,527
Total current assets	3,510,986	3,175,643
PROPERTY AND EQUIPMENT:
Land	39,047	41,599
Building and improvements	115,041	125,193
Construction equipment	560,547	486,034
Other equipment	183,197	181,578
	897,832	834,404
Less accumulated depreciation	(388,147)	(343,735)
Total property and equipment, net ($49,919 and $51,508 related to VIEs)	509,685	490,669
GOODWILL	205,143	585,006
INTANGIBLE ASSETS, NET	155,270	85,911
OTHER ASSETS	104,693	50,523
TOTAL ASSETS	$4,485,777	$4,387,752
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$124,054	$16,767
Accounts payable ($93,848 and $18,070 related to VIEs)	682,699	621,728
Retainage payable ($13,967 and $0 related to VIEs)	252,181	211,956
Billings in excess of costs and estimated earnings ($422,847 and $263,764 related to VIEs)	844,389	573,190
Accrued expenses and other current liabilities ($25,402 and $34,828 related to VIEs)	206,533	174,325
Total current liabilities	2,109,856	1,597,966
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $23,343 and $34,998	710,422	744,737
DEFERRED TAX LIABILITIES	35,686	105,521
OTHER LONG-TERM LIABILITIES	199,288	151,639
TOTAL LIABILITIES	3,055,252	2,599,863
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Stockholders' equity:
Preferred stock – authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock – authorized 75,000,000 shares ($1 par value), issued and outstanding 50,278,816 and 50,025,996 shares	50,279	50,026
Additional paid-in capital	1,117,972	1,102,919
Retained earnings	313,991	701,681
Accumulated other comprehensive loss	(42,100)	(45,449)
Total stockholders' equity	1,440,142	1,809,177
Noncontrolling interests	(9,617)	(21,288)
TOTAL EQUITY	1,430,525	1,787,889
TOTAL LIABILITIES AND EQUITY	$4,485,777	$4,387,752

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(360,225)	$97,781	$154,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	379,863	—	—
Depreciation	58,818	43,724	48,387
Amortization of intangible assets	6,226	3,543	3,543
Share-based compensation expense	19,143	22,782	21,174
Change in debt discount and deferred debt issuance costs	13,207	12,072	17,595
Deferred income taxes	(71,609)	(449)	(23,096)
Gain on remeasurement of investment in joint venture	(37,792)	—	—
(Gain) loss on sale of property and equipment	(4,688)	402	1,131
Changes in other components of working capital, net of balances acquired	131,257	(156,844)	(60,214)
Other long-term liabilities	1,863	(2,007)	3,656
Other, net	467	398	(3,170)
NET CASH PROVIDED BY OPERATING ACTIVITIES	136,530	21,402	163,550

Cash Flows from Investing Activities:
Business acquisition, cash balance acquired net of cash paid	6,607	—	—
Acquisition of property and equipment	(84,196)	(77,069)	(30,280)
Proceeds from sale of property and equipment	12,581	6,387	2,744
Investments in securities	(35,167)	(20,848)	(60,967)
Proceeds from maturities and sales of investments in securities	24,120	21,322	1,370
NET CASH USED IN INVESTING ACTIVITIES	(76,055)	(70,208)	(87,133)

Cash Flows from Financing Activities:
Proceeds from debt	931,594	1,753,160	2,161,384
Repayment of debt	(870,277)	(1,738,314)	(2,195,068)
Business acquisition related payment	—	(15,951)	—
Cash payments related to share-based compensation	(2,363)	(2,671)	(11,769)
Distributions paid to noncontrolling interests	(46,500)	(29,000)	(17,499)
Contributions from noncontrolling interests	9,813	3,797	2,842
Debt issuance and extinguishment costs	(504)	—	(15,266)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,763	(28,979)	(75,376)

Net increase (decrease) in cash, cash equivalents and restricted cash	82,238	(77,785)	1,041
Cash, cash equivalents and restricted cash at beginning of year	119,863	197,648	196,607
Cash, cash equivalents and restricted cash at end of year	$202,101	$119,863	$197,648

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Total
Balance - December 31, 2016	$49,211	$1,075,600	$473,625	$(45,413)	$—	$1,553,023
Net income	—	—	148,382	—	6,162	154,544
Other comprehensive income	—	—	—	2,695	—	2,695
Share-based compensation	—	20,877	—	—	—	20,877
Issuance of common stock, net	570	(12,272)	—	—	—	(11,702)
Contributions from noncontrolling interests	—	—	—	—	2,842	2,842
Distributions to noncontrolling interests	—	—	—	—	(17,499)	(17,499)
Balance - December 31, 2017	$49,781	$1,084,205	$622,007	$(42,718)	$(8,495)	$1,704,780
Cumulative effect of accounting change	—	—	(3,762)	—	(1,714)	(5,476)
Net income	—	—	83,436	—	14,345	97,781
Other comprehensive loss	—	—	—	(2,731)	(221)	(2,952)
Share-based compensation	—	21,544	—	—	—	21,544
Issuance of common stock, net	245	(2,830)	—	—	—	(2,585)
Contributions from noncontrolling interests	—	—	—	—	3,797	3,797
Distributions to noncontrolling interests	—	—	—	—	(29,000)	(29,000)
Balance - December 31, 2018	$50,026	$1,102,919	$701,681	$(45,449)	$(21,288)	$1,787,889
Net income (loss)	—	—	(387,690)	—	27,465	(360,225)
Other comprehensive income	—	—	—	3,349	393	3,742
Share-based compensation	—	17,571	—	—	—	17,571
Issuance of common stock, net	253	(2,518)	—	—	—	(2,265)
Contributions from noncontrolling interests	—	—	—	—	9,813	9,813
Distributions to noncontrolling interests	—	—	—	—	(46,500)	(46,500)
Recognized fair value of noncontrolling interest in joint venture upon consolidation	—	—	—	—	20,500	20,500
Balance - December 31, 2019	$50,279	$1,117,972	$313,991	$(42,100)	$(9,617)	$1,430,525

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”). The Company occasionally forms joint ventures with unrelated third parties for the execution of single contracts or projects. The Company assesses its joint ventures to determine if they meet the qualifications of a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”). If a joint venture is a VIE and the Company is the primary beneficiary, the joint venture is fully consolidated (See Note 14). If a joint venture is not a VIE, it may be consolidated under the voting interest method if the Company holds a controlling financial interest in the joint venture. The Company is considered to hold a controlling financial interest when it is able to exercise control over the joint venture’s operating and financial decisions. For construction joint ventures that do not need to be consolidated, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. Intercompany balances and transactions have been eliminated.

(c) Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available through the date of the issuance of the financial statements; therefore, actual results could differ from those estimates.

(d) Revenues

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

Due to the nature of the work required to be performed on many of the Company’s performance obligations, estimating total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, including the impact of change orders, claims, contract disputes and the achievement of contractual performance criteria, and award or other incentive fees are made during the contract performance period. The Company estimates variable consideration at the most likely amount it expects to receive. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance and all information (historical, current and forecasted) that is reasonably available to management. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for variable consideration have been satisfied.

Changes in Estimates on Construction Contracts

The Company’s estimates of contract revenue and cost are highly detailed and many factors change during a contract performance period that result in a change to contract profitability. These factors include, but are not limited to, differing site conditions; availability of skilled contract labor; performance of major material suppliers and subcontractors; on-going subcontractor negotiations and buyout provisions; unusual weather conditions; changes in the timing of scheduled work; change orders; accuracy of the original bid estimate; changes in estimated labor productivity and costs based on experience to date; achievement of incentive-based income targets; and the expected, or actual, resolution terms for claims. The factors that cause changes in estimates vary depending on the maturation of the project within its lifecycle. For example, in the ramp-up phase, these factors typically consist of revisions in anticipated project costs and during the peak and closeout phases, these factors include the impact of change orders and claims, as well as additional revisions in remaining anticipated project costs. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Management evaluates changes in estimates on a contract-by-contract basis and discloses significant changes, if material, in the Notes to Consolidated Financial Statements. The cumulative catch-up method is used to account for revisions in estimates.

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

(g) Recoverability of Goodwill

The Company tests goodwill for impairment annually as of October 1 for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. The Civil, Building and Specialty Contractors segments each represent a reporting unit, and the Civil reporting unit carried the remaining goodwill balance at December 31, 2019 as a result of the $379.9 million impairment loss recognized in the second quarter of 2019. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using a weighted-average of an income and a market approach. The income approach is based on estimated present value of future cash flows for each reporting unit carrying a goodwill balance. The market approach is based on assumptions about how market data relates to each reporting unit carrying a goodwill balance. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit carrying a goodwill balance. The annual quantitative assessment performed in the fourth quarter of 2019 resulted in an estimated fair value that exceeded the net book value of the Civil reporting unit; therefore, no impairment charge was necessary.

(h) Recoverability of Non-Amortizable Trade Names

Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. The Company performs its annual impairment assessment during the fourth quarter of each year and may assess its non-amortizable trade names for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a trade name is less than its carrying value. If the Company concludes, based on assessment of relevant events, facts and circumstances, that it is more likely than not that the trade name’s fair value is greater than its carrying value, no further impairment testing through a quantitative assessment is required. The qualitative assessment performed for the Company’s annual impairment assessment in the fourth quarter of 2019 concluded that it was more likely than not that the trade name’s fair value was greater than its carrying value, and therefore a quantitative analysis was not required.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(j) Earnings Per Common Share (EPS)

Basic EPS and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 7. For the year ended December 31, 2019, all potentially dilutive securities were excluded from the calculation of diluted EPS as a result of the net loss for the period. In accordance with ASC 260, Earnings Per Share, the settlement of the principal amount of the Convertible Notes has had no impact on diluted EPS because the Company has had the intent and ability to settle the principal amount in cash. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

	Year Ended December 31,
(in thousands, except per common share data)	2019	2018	2017
Net income (loss) attributable to Tutor Perini Corporation	$(387,690)	$83,436	$148,382

Weighted-average common shares outstanding, basic	50,220	49,952	49,647
Effect of dilutive restricted stock units and stock options	—	349	1,112
Weighted-average common shares outstanding, diluted	50,220	50,301	50,759

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$(7.72)	$1.67	$2.99
Diluted	$(7.72)	$1.66	$2.92
Anti-dilutive securities not included above	3,640	2,670	798

(k) Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
(in thousands)	2019	2018
Cash and cash equivalents available for general corporate purposes	$43,760	$51,749
Joint venture cash and cash equivalents	149,925	64,326
Cash and cash equivalents	193,685	116,075
Restricted cash	8,416	3,788
Total cash, cash equivalents and restricted cash	$202,101	$119,863

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(l) Restricted Investments

The Company has restricted investments primarily held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit. Restricted investments are primarily comprised of investments in corporate debt securities and U.S. government agency securities that are rated A3 or better.

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

(o) Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation, and change in fair value of investments as components of accumulated other comprehensive income (loss) (“AOCI”).

The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019			2018			2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$1,180	$(336)	$844	$1,079	$(308)	$771	$2,416	$(992)	$1,424
Foreign currency translation adjustment	1,867	(530)	1,337	(4,067)	1,122	(2,945)	2,159	(886)	1,273
Unrealized gain (loss) in fair value of investments	1,982	(421)	1,561	(1,005)	227	(778)	(4)	2	(2)
Total other comprehensive income (loss)	$5,029	$(1,287)	$3,742	$(3,993)	$1,041	$(2,952)	$4,571	$(1,876)	$2,695
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	393	—	393	(221)	—	(221)	—	—	—
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$4,636	$(1,287)	$3,349	$(3,772)	$1,041	$(2,731)	$4,571	$(1,876)	$2,695

_____________________________________________________________________________________________________________

(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the years ended December 31, 2019, 2018 and 2017 were as follows:

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2016	$(40,865)	$(4,864)	$316	$(45,413)
Other comprehensive income (loss) before reclassifications	306	1,273	(2)	1,577
Amounts reclassified from AOCI	1,118	—	—	1,118
Balance as of December 31, 2017	$(39,441)	$(3,591)	$314	$(42,718)
Other comprehensive loss before reclassifications	(695)	(2,724)	(835)	(4,254)
Amounts reclassified from AOCI	1,466	—	57	1,523
Balance as of December 31, 2018	$(38,670)	$(6,315)	$(464)	$(45,449)
Other comprehensive income (loss) before reclassifications	(539)	944	1,621	2,026
Amounts reclassified from AOCI	1,383	—	(60)	1,323
Balance as of December 31, 2019	$(37,826)	$(5,371)	$1,097	$(42,100)

(p) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASC 842”). ASC 842 amends the existing guidance in ASC 840, Leases. This ASU requires, among other things, the recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases currently classified as operating leases. ASC 842 allowed companies to adopt the new standard by applying either a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard using the optional transition method. Under this method, financial results reported in periods prior to 2019 are unchanged. The Company elected the package of practical expedients which provides relief from having to reassess (1) whether any expired or existing contracts contain leases, (2) lease classification (as operating or financing) for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also elected to separate non-lease components from lease components. Based on the Company’s evaluation of ASC 842, the adoption on January 1, 2019 resulted in an increase of $43.3 million to its assets and liabilities on the Consolidated Balance Sheets with no impact to its results of operations or cash flows.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

_____________________________________________________________________________________________________________

(a)Balance as previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(b)Prior to the adoption of ASC 842, operating lease ROU assets and current and long-term operating lease liabilities were not recorded on the Consolidated Balance Sheets.

The following table presents the impacts of adoption of the new leases standard on the Consolidated Balance Sheet:

	As of December 31, 2019
		Balance Without
BALANCE SHEET		Adoption of	Effect of
(in thousands)	As Reported	ASC 842	Change
ASSETS
Other assets(a)	$104,693	$64,598	$40,095

LIABILITIES
Accrued expenses and other current liabilities(a)	$206,533	$195,341	$11,192
Other long-term liabilities(a)	199,288	170,373	28,915

_____________________________________________________________________________________________________________

(a)Prior to the adoption of ASC 842, operating lease ROU assets and current and long-term operating lease liabilities were not recorded on the Consolidated Balance Sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASC 606”). The Company adopted this ASU effective January 1, 2018 using the modified retrospective transition method. As such, the 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.

New accounting pronouncements requiring implementation in future periods are discussed below.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2019-04 and ASU 2019-05 (collectively, “ASU 2016-13”). The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current practice with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), modifying ASC 740, Income Taxes (“ASC 740”). The amendments in ASU 2019-12, among other things, remove certain exceptions to the general principles in ASC 740 and seek more consistent application by clarifying and amending the existing guidance. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the new standard, which is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Consolidated Statements of Cash Flows

Below are the changes in other components of working capital, net of balances related to incremental interest acquired in a Civil segment joint venture (see Note 13), as shown in the Consolidated Statements of Cash Flows, and the supplemental disclosure of cash paid for interest and income taxes:

	Year Ended December 31,
(in thousands)	2019	2018	2017
(Increase) Decrease in:
Accounts receivable	$(81,983)	$3,899	$(91,062)
Retainage receivable	(78,520)	56,754	33,453
Costs and estimated earnings in excess of billings	18,751	(209,537)	(100,932)
Other current assets	(76,146)	15,398	(19,718)
(Decrease) Increase in:
Accounts payable	53,999	(78,243)	(35,751)
Retainage payable	35,013	(49,864)	3,526
Billings in excess of costs and estimated earnings	245,292	76,703	125,757
Accrued expenses and other current liabilities	14,851	28,046	24,513
Changes in other components of working capital	$131,257	$(156,844)	$(60,214)

Cash paid during the year for:
Interest	$56,137	$51,063	$50,443
Income taxes	$43,374	$13,652	$39,776

3.     Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(in thousands)	2019	2018
Civil segment revenue by end market:
Mass transit	$992,755	$702,614
Bridges	334,117	431,202
Tunneling	128,229	103,980
Highways	86,747	202,423
Other	237,504	145,874
Total Civil segment revenue	$1,779,352	$1,586,093

	Year Ended December 31,
(in thousands)	2019	2018
Building segment revenue by end market:
Commercial and industrial facilities	$459,806	$374,312
Hospitality and gaming	297,700	301,871
Municipal and government	254,736	261,496
Health care facilities	239,299	428,819
Mass transit	201,400	67,588
Education facilities	143,382	145,147
Mixed use	31,685	150,549
Other	114,032	131,917
Total Building segment revenue	$1,742,040	$1,861,699

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(in thousands)	2019	2018
Specialty Contractors segment revenue by end market:
Mass transit	$419,402	$296,092
Commercial and industrial facilities	186,819	189,632
Multi-unit residential	83,903	81,023
Education facilities	70,229	99,214
Mixed use	64,302	163,308
Health care facilities	29,519	52,392
Transportation	7,756	83,551
Other	67,510	41,658
Total Specialty Contractors segment revenue	$929,440	$1,006,870

	Year Ended December 31, 2019				Year Ended December 31, 2018
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$1,401,001	$573,049	$496,195	$2,470,245	$1,294,630	$617,133	$406,782	$2,318,545
Federal agencies	116,869	153,467	11,326	281,662	95,567	201,745	53,335	350,647
Private owners	261,482	1,015,524	421,919	1,698,925	195,896	1,042,821	546,753	1,785,470
Total revenue	$1,779,352	$1,742,040	$929,440	$4,450,832	$1,586,093	$1,861,699	$1,006,870	$4,454,662

State and local agencies. The Company’s state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. Services provided to state and local customers are primarily pursuant to contracts awarded through competitive bidding processes. Construction services for state and local government customers have included mass-transit systems, tunnels, bridges, highways, judicial and correctional facilities, schools and dormitories, health care facilities, convention centers, parking structures and other municipal buildings. The vast majority of the Company’s civil contracting and building construction services are provided in locations throughout the United States and its territories.

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

Private owners. The Company’s private owners (i.e., customers) include real estate developers, health care companies, technology companies, hospitality and gaming resort owners, Native American sovereign nations, public corporations and private universities. Services are provided to private customers through negotiated contract arrangements, as well as through competitive bids.

Most federal, state and local government contracts contain provisions that permit the termination of contracts, in whole or in part, for the convenience of government customers, among other reasons.

	Year Ended December 31, 2019				Year Ended December 31, 2018
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$1,315,195	$561,831	$769,410	$2,646,436	$1,054,473	$377,538	$857,742	$2,289,753
Guaranteed maximum price	6,951	752,110	21,291	780,352	15,709	1,040,093	62,132	1,117,934
Unit price	436,015	12,063	91,803	539,881	469,305	32,468	32,562	534,335
Cost plus fee and other	21,191	416,036	46,936	484,163	46,606	411,600	54,434	512,640
Total revenue	$1,779,352	$1,742,040	$929,440	$4,450,832	$1,586,093	$1,861,699	$1,006,870	$4,454,662

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Changes in Contract Estimates that Impact Revenue

Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the year ended December 31, 2019 related to performance obligations satisfied (or partially satisfied) in prior periods by $177.5 million for various projects, none of which was individually material, except for $123.9 million that resulted from the charge related to the Alaskan Way Viaduct matter discussed in Note 8. Revenue recognized during the year ended December 31, 2018 related to performance obligations satisfied (or partially satisfied) in prior periods was $19.4 million for various projects, none of which was individually material.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2019, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.2 billion, $2.2 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. As of December 31, 2018, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.6 billion, $2.3 billion and $1.7 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Contract Assets and Liabilities

The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Retainage receivable	$562,375	$478,744
Costs and estimated earnings in excess of billings:
Claims	705,993	698,274
Unapproved change orders	362,264	354,000
Other unbilled costs and profits	55,287	90,021
Total costs and estimated earnings in excess of billings	1,123,544	1,142,295
Capitalized contract costs	80,294	37,404
Total contract assets	$1,766,213	$1,658,443

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress towards completion. As of December 31, 2019, the amount of retainage receivable estimated by management to be collected beyond one year is approximately 39% of the balance.

Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 8, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of December 31, 2019 estimated by management to be collected beyond one year is approximately $572.1 million.

Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the year ended December 31, 2019 and 2018, $33.8 million and $16.3 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Retainage payable	$252,181	$211,956
Billings in excess of costs and estimated earnings	844,389	573,190
Total contract liabilities	$1,096,570	$785,146

Retainage payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payable is not remitted to subcontractors until the associated retainage receivable from customers is collected. As of December 31, 2019, the amount of retainage payable estimated by management to be remitted beyond one year is approximately 28% of the balance.

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the year ended December 31, 2019 and 2018 and included in the opening billings in excess of costs and estimated earnings balances totaled $479.6 million and $382.7 million, respectively.

5.     Income Taxes

Income (loss) before taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
United States operations	$(456,403)	$106,222	$135,177
Foreign and U.S. territory operations	30,569	26,391	18,798
Total	$(425,834)	$132,613	$153,975

The income tax (benefit) expense is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current expense:
Federal	$(2,884)	$21,055	$12,329
State	3,585	8,676	6,763
Foreign and U.S. territories	5,299	5,550	3,435
Total current expense	6,000	35,281	22,527

Deferred (benefit) expense:
Federal	(43,579)	(1,773)	(30,021)
State	(27,566)	1,278	5,560
Foreign and U.S. territories	(464)	46	1,365
Total deferred (benefit) expense	(71,609)	(449)	(23,096)
Total (benefit) expense	$(65,609)	$34,832	$(569)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a reconciliation of the Company’s income tax provision at the statutory rates to the income tax (benefit) expense at the Company’s effective rate:

	Year Ended December 31,
	2019		2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax (benefit) expense at statutory tax rate	$(89,425)	21.0%	$27,849	21.0%	$53,892	35.0%
State income taxes, net of federal tax benefit	(18,442)	4.3	9,011	6.8	7,753	5.0
Stock based compensation	1,706	(0.4)	—	—	—	—
Impact of federal tax law change	—	—	211	0.2	(53,348)	(34.6)
Officers' compensation	2,938	(0.7)	3,078	2.3	2,622	1.7
Goodwill impairment	43,990	(10.3)	—	—	—	—
Domestic production activities deduction	—	—	—	—	(2,668)	(1.7)
Noncontrolling interests	(6,064)	1.4	(3,232)	(2.4)	(2,137)	(1.4)
Federal R&D credits	(3,998)	0.9	(2,658)	(2.0)	(470)	(0.4)
Reversal of reserve for uncertain tax positions and taxes payable due to statute expirations	(773)	0.2	(1,958)	(1.5)	(4,337)	(2.8)
Foreign tax differences	4,940	(1.2)	(19)	—	(389)	(0.3)
Other	(481)	0.2	2,550	1.9	(1,487)	(0.9)
Income tax (benefit) expense	$(65,609)	15.4%	$34,832	26.3%	$(569)	(0.4)%

The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2019 was significantly impacted by the goodwill impairment charge discussed in Note 6. Of the total goodwill impairment charge of $379.9 million, approximately $209.5 million pertained to goodwill that is not tax deductible and yielded permanent differences between book income and taxable income. For the year ended December 31, 2019, the Company recognized U.S. federal and state tax benefits totaling $49.4 million as a result of the impairment charge.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (“TCJA”) which made broad and complex changes to the U.S. tax code that impact the Company’s financial statements, including, but not limited to, a permanent decrease in the corporate federal statutory income tax rate from 35% to 21%, effective January 1, 2018, and a one-time transition tax from the inclusion of foreign earnings. Future distributions from foreign subsidiaries, however, are no longer subject to federal income tax.

As a result of the TCJA, the Company recognized an income tax benefit of $53.3 million in 2017, primarily due to the remeasurement of deferred tax assets and liabilities based on the reduced corporate federal statutory income tax rate of 21%.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the significant components of the deferred tax assets and liabilities:

	As of December 31,
(in thousands)	2019	2018
Deferred tax assets:
Timing of expense recognition	$44,761	$20,832
Net operating losses	23,711	8,611
Goodwill	26,658	—
Other, net	17,098	18,828
Deferred tax assets	112,228	48,271
Valuation allowance	(2,212)	(1,150)
Net deferred tax assets	110,016	47,121
Deferred tax liabilities:
Intangible assets, due primarily to purchase accounting	(15,309)	(36,862)
Fixed assets, due primarily to purchase accounting	(75,461)	(75,998)
Construction contract accounting	(13,464)	(9,435)
Joint ventures	(24,331)	(9,853)
Other	(16,567)	(20,411)
Deferred tax liabilities	(145,132)	(152,559)

Net deferred tax liabilities	$(35,116)	$(105,438)

As of December 31, 2019, the Company had federal and various state net operating loss carryforwards for income tax purposes of $29.3 million and $184.8 million, respectively. Federal net operating loss carryforwards do not have expiration dates, whereas the state net operating loss carryforwards have expiration dates ranging from 2022 to 2038. As of December 31, 2019, the Company has federal and state credit carryforwards for income tax purposes of approximately $6.0 million and $1.2 million, respectively.

The net deferred tax liabilities are presented in the Consolidated Balance Sheets as follows:

	As of December 31,
(in thousands)	2019	2018
Deferred tax assets	$570	$83
Deferred tax liabilities	(35,686)	(105,521)
Net deferred tax liabilities	$(35,116)	$(105,438)

Since the enactment of the TCJA, the Company no longer intends to permanently reinvest in its foreign subsidiaries. Consequently, the Company now provides deferred income taxes and foreign withholding taxes related to its foreign subsidiaries.

The Company’s policy is to record interest and penalties on unrecognized tax benefits as an element of income tax expense. The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet. The total amount of gross unrecognized tax benefits as of December 31, 2019 that, if recognized, would affect the effective tax rate is $5.7 million. The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.

The Company accounts for its uncertain tax positions in accordance with GAAP. The following is a reconciliation of the beginning and ending amounts of these unrecognized tax benefits for the three years ended December 31, 2019:

	As of December 31,
(in thousands)	2019	2018	2017
Beginning balance	$4,998	$6,495	$7,574
Change in tax positions of prior years	351	(302)	(1,207)
Change in tax positions of current year	1,106	763	128
Reduction in tax positions for statute expirations	(773)	(1,958)	—
Ending Balance	$5,682	$4,998	$6,495

The Company conducts business internationally and, as a result, one or more of its subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, the Company is subject to examination by taxing authorities principally throughout the United States, Guam and Canada. The Company is subject to a U.S. federal income tax

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

audit for fiscal years 2016 and later, although there is currently no audit being conducted by the Internal Revenue Service. The Company has various years open to audit in a number of state and local jurisdictions and is currently under audit by certain state taxing authorities.

6.     Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill since its inception through December 31, 2019:

			Specialty
(in thousands)	Civil	Building	Contractors	Total
Gross goodwill	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment	(76,716)	(411,269)	—	(487,985)
Balance as of December 31, 2018	415,358	13,455	156,193	585,006
Second quarter 2019 impairment	(210,215)	(13,455)	(156,193)	(379,863)
Balance as of December 31, 2019(a)	$205,143	$—	$—	$205,143

_____________________________________________________________________________________________________________

(a)As of December 31, 2019, accumulated impairment was $867.8 million.

The net change in the carrying amount of goodwill for the year ended December 31, 2019 was primarily due to a goodwill impairment charge of $379.9 million recorded in the second quarter of 2019. In connection with the preparation of its quarterly financial statements during the second quarter of 2019, the Company assessed the changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair values of any of its reporting units were below their carrying amounts. While there was no single determinative event or factor, potential triggering events identified in the accounting guidance (ASC 350, Intangibles – Goodwill and Other) developed during the second quarter of 2019, which led the Company to conclude that, when considering the events and factors in totality, it was more likely than not that the fair values of each of its reporting units were below their carrying amounts. The triggering factors included:

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

The decrease in the Company’s stock price reduced its total market capitalization and increased the implied control premium to a level beyond observable market-comparable data. As a result, when performing the Interim Test, the Company increased the discount rates and the projected investments in working capital compared to the assumptions used in the previous October 1, 2018 test, which extended the timing of certain expected future cash flows in the calculation of fair value under the income-based approach. The Company believes these changes were consistent with market participant inputs as reflected in the decrease in the Company’s market valuation at that time.

Consistent with the previous October 1, 2018 test, the Company utilized a weighted-average of (1) an income approach and (2) a market approach to determine the fair value of the Company and each of its reporting units for the Interim Test. The income approach was based on estimated present value of future cash flows for each reporting unit. The market approach was based on assumptions about how market data relates to each reporting unit. The weighting of these two approaches was based on their individual correlation to the economics of each reporting unit as impacted by factors such as the availability of comparable market data for each reporting unit.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assessing impairment inherently involves management judgments as to the assumptions used to calculate fair value of the reporting units and the impact of market conditions on those assumptions. The key inputs that the Company uses in its assumptions to estimate the fair value of its reporting units under the income-based approach are as follows:

•Weighted-average cost of capital (“WACC”), the risk-adjusted rate used to discount the projected cash flows;

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

Subsequent to the Interim Test, the Company performed its annual impairment test in the fourth quarter of 2019 using a weighted-average of an income and a market approach. These approaches utilize various valuation assumptions, and small changes to the assumptions could have a significant impact on the concluded fair value. Based on this assessment, the Company concluded goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its carrying value; therefore, no further adjustment to goodwill was necessary. In addition, no events or circumstances have occurred since the annual test that would indicate any additional impairment of goodwill.

Intangible Assets

As of December 31, 2019 and 2018, the Company had the following: (1) non-amortizable trade names with a carrying value of $50.4 million; (2) amortizable trade names with a gross carrying value of $51.1 million and accumulated amortization as of December 31, 2019 and 2018 of $21.3 million and $18.8 million, respectively; (3) amortizable customer relationships with a gross carrying value of $23.2 million and accumulated amortization as of December 31, 2019 and 2018 of $21.0 million and $20.0 million, respectively; and (4) amortizable construction contract backlog with a gross carrying value as of December 31, 2019 and 2018 of $149.3 million and $73.7 million, respectively, and accumulated amortization as of December 31, 2019 and 2018 of $76.4 million and $73.7, respectively. The increase in amortizable construction contract backlog of $75.6 million is due to the acquisition of an additional interest in a joint venture, as discussed in Note 13.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense related to amortizable intangible assets was $6.2 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively. Future amortization expense related to amortizable intangible assets for the years 2020, 2021 and 2022 will be approximately $31.2 million, $31.1 million and $20.2 million, respectively, and $2.5 million for the years 2023 and 2024.

The weighted-average amortization period for amortizable trade names, customer relationships and construction contract backlog is approximately 20 years, 12 years and 3 years, respectively.

In conjunction with its Interim Test for goodwill during the second quarter of 2019, the Company also evaluated its non-amortizable trade names for potential impairment due to the second quarter triggering factors related to goodwill mentioned above. The Company performed its interim impairment test by comparing the carrying value of its indefinite-lived intangible assets to their calculated fair value, which is determined by the income approach (relief from royalty method). This income-based valuation approach involves similar key assumptions to the goodwill impairment analysis discussed above. The interim impairment test performed in the second quarter of 2019 resulted in an estimated fair value for the non-amortizable trade names that substantially exceeded their respective net book values; therefore, no impairment charge was necessary for the second quarter. While the key assumptions used in the impairment test of the non-amortizable trade names are similar to those used in the evaluation of goodwill, historically, the headroom (the excess of calculated fair value over carrying value) has been relatively higher for non-amortizable trade names than for goodwill. Unlike goodwill, trade names possess inherent value based on market perception which is valued considering the cost savings available through ownership and the avoidance of paying royalties associated with revenue generation. The discounted value is not impacted by cash flow related assumptions such as working capital investment. Consequently, goodwill was impaired while the non-amortizable trade name intangible assets were not.

The Company also performed an annual impairment assessment of its non-amortizable trade names in the fourth quarter of 2019 using a qualitative approach to determine whether conditions existed to indicate that it is more likely than not that the fair value of trade names is less than their carrying values. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the non-amortizable trade names was greater than their carrying values, and therefore a quantitative analysis was not required.

7.     Financial Commitments

Long-Term Debt

Long-term debt as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2019	2018
2017 Senior Notes	$494,365	$493,521
2017 Credit Facility	114,000	41,000
Convertible Notes	182,292	171,481
Equipment financing and mortgages	39,159	50,904
Other indebtedness	4,660	4,598
Total debt	834,476	761,504
Less: Current maturities	124,054	16,767
Long-term debt, net	$710,422	$744,737

The following table reconciles the outstanding debt balance to the reported debt balances as of December 31, 2019 and 2018:

	As of December 31, 2019			As of December 31, 2018
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(5,635)	$494,365	$500,000	$(6,479)	$493,521
Convertible Notes	200,000	(17,708)	182,292	200,000	(28,519)	171,481

The unamortized issuance costs related to the 2017 Credit Facility were $3.7 million and $4.8 million as of December 31, 2019 and 2018, respectively, and are included in other assets in the Consolidated Balance Sheets.

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

2017 Credit Facility

On April 20, 2017, the Company entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes, as defined below, are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020, provided that (i) if the Convertible Notes are refinanced in full with the proceeds of permitted refinancing indebtedness in accordance with the terms of the 2017 Credit Facility, the maturity date for the 2017 Credit Facility will remain April 20, 2022 and (ii) if the Company issues “New Convertible Notes” (as defined in the 2017 Credit Facility), the maturity date for the 2017 Credit Facility will be the earlier of (x) April 20, 2022 or December 17, 2020 if Convertible Notes are outstanding on December 17, 2020 and (y) 90 days prior to the maturity date for such New Convertible Notes. The 2017 Credit Facility also permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans.

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to (a) the London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Facility, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 4.96% during the year ended December 31, 2019.

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

As of December 31, 2019, there was $236 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of December 31, 2019.

As a result of the aforementioned provision in the 2017 Credit Facility whereby the maturity date of the 2017 Credit Facility may be moved forward from April 20, 2022, the facility will mature on December 17, 2020 if the Convertible Notes remain outstanding at that time (the “spring-forward” provision). While the Company does not have call rights that allow it to unilaterally redeem the

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Notes, it intends to repurchase or exchange the Convertible Notes and/or modify or replace the 2017 Credit Facility during 2020. Various alternatives are under consideration to determine the financing arrangement that is best suited to the Company’s needs and provides the most favorable terms. The Company is currently in discussions with lenders regarding its options. Due to the spring-forward provision in the 2017 Credit Facility, all borrowings under the facility are included in “Current maturities of long-term debt” on the Consolidated Balance Sheet as of December 31, 2019.

Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. The Convertible Notes are unsecured obligations of the Company and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semi-annually in June and December.

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

The following table presents information related to the liability and equity components of the Convertible Notes:

(in thousands)	December 31, 2019	December 31, 2018
Liability component:
Principal	$200,000	$200,000
Conversion feature	(46,800)	(46,800)
Allocated debt issuance costs	(5,051)	(5,051)
Amortization of discount and debt issuance costs (non-cash interest expense)	34,143	23,332
Net carrying amount	$182,292	$171,481

Equity component:
Conversion feature	$46,800	$46,800
Allocated debt issuance costs	(1,543)	(1,543)
Deferred taxes	(18,815)	(18,815)
Net carrying amount	$26,442	$26,442

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of December 31, 2019, the conversion provisions of the Convertible Notes have not been triggered.

Equipment Financing and Mortgages

The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $27.7 million and $38.6 million at December 31, 2019 and 2018, respectively, with interest rates ranging from 2.62% to 3.89% with equal monthly installment payments over periods up to ten years with additional balloon payments of $12.4 million in 2021 and $6.3 million in 2022 on the remaining loans outstanding at December 31, 2019. The aggregate balance of mortgage loans was approximately $11.5 million and $12.3 million at December 31, 2019 and 2018, respectively, with interest rates ranging from a fixed 3.50% to LIBOR plus 3% and equal monthly installment payments over periods up to ten years with additional balloon payments of $2.9 million in 2021 and $7.0 million in 2023.

The following table presents the future principal payments required under all of the Company’s debt obligations, discussed above:

Year (in thousands)
2020	$124,054
2021	218,967
2022	7,546
2023	7,164
2024	88
Thereafter	500,000
857,819
Less: Unamortized discount and issuance costs	23,343
Total	$834,476

Interest Expense

Interest expense as reported in the Consolidated Statements of Operations consisted of the following:

	For the year ended December 31,
(in thousands)	2019	2018	2017
Cash interest expense:
Interest on 2017 Senior Notes	$34,375	$34,375	$23,967
Interest on 2017 Credit Facility	11,990	8,575	5,517
Interest on Convertible Notes	5,750	5,750	5,750
Interest on 2010 Senior Notes	—	—	6,926
Interest on 2014 Credit Facility	—	—	4,455
Other interest	2,172	2,747	3,261
Cash portion of loss on extinguishment	—	—	1,913
Total cash interest expense	54,287	51,447	51,789

Non-cash interest expense(a):
Amortization of discount and debt issuance costs on Convertible Notes	10,811	9,846	8,967
Amortization of debt issuance costs on 2017 Credit Facility	1,552	1,439	962
Amortization of debt issuance costs on 2017 Senior Notes	844	787	516
Amortization of debt issuance costs on 2014 Credit Facility	—	—	1,703
Amortization of discount and debt issuance costs on 2010 Senior Notes	—	—	308
Non-cash portion of loss on extinguishment	—	—	5,139
Total non-cash interest expense	13,207	12,072	17,595

Total interest expense	$67,494	$63,519	$69,384

_____________________________________________________________________________________________________________

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)   The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the year ended December 31, 2019.

8.     Commitments and Contingencies

The Company and certain of its subsidiaries are involved in litigation and other legal proceedings and forms of dispute resolution in the ordinary course of business, including but not limited to disputes over contract payment and/or performance-related issues (such as disagreements regarding delay or a change in the scope of work of a project and/or the price associated with that change) and other matters incidental to the Company’s business. In accordance with ASC 606, the Company makes assessments of these types of matters on a routine basis and, to the extent permitted by ASC 606, estimates and records recovery related to these matters as a form of variable consideration at the most likely amount the Company expects to receive, as discussed further in Note 1(d) and Note 4. In addition, the Company is contingently liable for litigation, performance guarantees and other commitments arising in the ordinary course of business, which are accounted for in accordance with ASC 450, Contingencies. Management reviews these matters regularly and updates or revises its estimates as warranted by subsequent information and developments. These assessments require judgments concerning matters that are inherently uncertain, such as litigation developments and outcomes, the anticipated outcome of negotiations and the estimated cost of resolving disputes. Consequently, these assessments are estimates, and actual amounts may vary from such estimates. In addition, because such matters are typically resolved over long periods of time, the Company’s assets and liabilities may change over time should the circumstances dictate. The description of the legal proceedings listed below include management’s assessment of those proceedings. Management believes that, based on current information and discussions with the Company’s legal counsel, the ultimate resolution of other matters is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

A description of the material pending legal proceedings, other than ordinary routine litigation incidental to the business is as follows:

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

As of December 31, 2019, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2018, rulings received on pre-trial motions effectively limited potential recovery under the Policy for STP, WSDOT and Hitachi. However, on December 19, 2018, the Court of Appeal granted the Company’s request for a discretionary appeal of those rulings. The appeal is expected to be heard in mid to late 2020. STP submitted damages to the Insurers in the King County lawsuit in the amount of $532 million. STP is also seeking these damages from WSDOT related to the pipe-strike by the TBM in a related lawsuit in Thurston County (see following paragraph).

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court for breach of contract alleging STP’s delays and failure to perform, seeking $57.2 million in damages and seeking declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi, as the TBM designer, seeking damages of $667 million. On October 3, 2019, STP and Hitachi entered into a settlement agreement which caused the release and dismissal of claims that STP and Hitachi had against each other. The jury trial between STP and WSDOT commenced on October 7, 2019 and concluded on December 13, 2019, with a jury verdict in favor of WSDOT awarding them $57.2 million in damages. Judgment was entered on January 10, 2020, and a notice of appeal was filed by STP on January 17, 2020.

The Company recorded the impact of the jury verdict during the fourth quarter of 2019, resulting in a pre-tax charge of $166.8 million. The charge includes a pre-tax accrual of $25.7 million (which is the Company’s 45% proportionate share of the $57.2 million in damages awarded by the jury to WSDOT). Payment of damages will only be made if the adverse verdict is upheld on appeal, as the payment is secured by a bond for the course of the appeal. Other than the possible future payment in cash of $25.7 million in damages, the charge is for non-cash write-downs primarily related to the costs and estimated earnings in excess of billings and receivables that the Company previously recorded to reflect its expected recovery in this case.

With respect to STP’s direct and indirect claims against the Insurers, management has included in receivables an estimate of the total anticipated recovery concluded to be probable.

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

On February 26, 2015, the Developer filed a demand for arbitration, subsequently amended, seeking $30 million in alleged damages and declaratory relief that TPBC’s requests for additional compensation are invalid due to lack of notice. TPBC denied the Developer’s claims and filed a counterclaim in March 2018. TPBC seeks in excess of $113 million in the arbitration, which includes unpaid contract balance claims, the return of $29 million retained by the Developer in alleged damages, as well as extra work claims, pass-through claims and delay claims.

Hearings on the merits commenced on September 24, 2018 before the arbitration panel, and were expected to continue over various weeks through March 2020. On April 15, 2019, the counsel for the Developer withdrew from the case, which resulted in further delays to the proceedings. On June 4, 2019, the arbitration panel, as confirmed by the U.S. District Court in the Southern District of New York, issued a writ of attachment for $23 million of the $29 million discussed above. On October 7, 2019, the Developer filed for bankruptcy protection in the Southern District of New York under Chapter 11 of the Bankruptcy Code. The filing for bankruptcy stayed the pending arbitration proceedings. TPBC appeared in the bankruptcy proceedings on October 8, 2019 and filed a Proof of Claim in the amount of $113 million on December 13, 2019.

Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority of New York and New Jersey, as owner of the project, and STV Incorporated, as designer, seeking the same $113 million in damages. On January 13, 2020, the Court dismissed STV Incorporated from the case. That lawsuit is proceeding against the Port Authority of New York and New Jersey.

On January 27, 2020, the Company filed separate litigation in the United States District Court for the Southern District of New York in which the Company asserted claims against individual owners of the Developer for their wrongful conversion of project funds and against certain lenders that received interest payments from project funds and other amounts earmarked to pay the contractors.

As of December 31, 2019, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer and the Port Authority of New York and New Jersey, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2019, the Company’s operating leases have remaining lease terms ranging from less than one year to 10 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in other assets, while current and long-term operating lease liabilities are included in accrued expenses and other current liabilities, and other long-term liabilities, respectively, on the Consolidated Balance Sheet as of December 31, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.

The following table presents components of lease expense for the year ended December 31, 2019:

Year Ended
(in thousands)	December 31, 2019
Operating lease expense	$15,854
Short-term lease expense(a)	72,562
88,416
Less: Sublease income	1,077
Total lease expense	$87,339

(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

The following table presents supplemental balance sheet information related to operating leases as of December 31, 2019:

		As of December 31,
(dollars in thousands)	Balance Sheet Line Item	2019
Assets
ROU assets	Other assets	$40,156
Total lease assets		$40,156
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$11,392
Long-term lease liabilities	Other long-term liabilities	31,900
Total lease liabilities		$43,292
Weighted-average remaining lease term (in years)		5.0
Weighted-average discount rate		5.96%

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents supplemental cash flow information and non-cash activity related to operating leases for the year ended December 31, 2019:

Year Ended
(in thousands)	December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(15,658)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$9,784

The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2019:

Year (in thousands)	Operating Leases
2020	$13,572
2021	9,372
2022	7,971
2023	6,761
2024	5,093
Thereafter	7,618
Total lease payments	50,387
Less: Imputed interest	7,095
Total	$43,292

As of December 31, 2018, future minimum lease payments under long-term non-cancelable operating leases as classified under ASC 840 were as follows:

Year (in thousands)	Operating Leases
2019	$14,039
2020	10,706
2021	7,464
2022	6,567
2023	5,587
Thereafter	11,662
56,025
Less: Sublease rental agreements	1,398
Total	$54,627

10.     Other Income, Net

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

The Company recognized the settlement as a gain and reported it as a component of other income, net in its Consolidated Statement of Operations for the year ended December 31, 2017.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Share-Based Compensation

On April 10, 2018, the Company adopted the Tutor Perini Corporation Omnibus Incentive Plan (the “Current Plan”), which was approved by the Company’s shareholders on May 23, 2018. The Current Plan effected the merger of the Company’s Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan, as amended and restated on October 2, 2014 (the “2014 Plan”) and the Tutor Perini Corporation Incentive Compensation Plan adopted on April 3, 2017 (the “2017 Plan,” together with the 2014 Plan and the Current Plan, the “Plans”). The Current Plan provides for various types of share-based grants, including restricted and unrestricted stock units and stock options. Restricted and unrestricted stock units give the holder the right to exchange their stock units for shares of the Company’s common stock on a one-for-one basis. Stock options give the holder the right to purchase shares of the Company’s common stock subsequent to the vesting date at a defined exercise price. A stock option exercise price must be equal to or greater than the fair value of the Company’s common stock on the date of the award. Restricted stock units and stock options are usually subject to certain service and performance conditions as well as other restrictions. The term for stock options is limited to 10 years from the award date. As of December 31, 2019, there were 1,241,879 shares of common stock available for grant under the Company’s Current Plan. As of December 31, 2019, the Plans had an aggregate of 4,144,015 of restricted stock units and stock options from outstanding, historical awards that either have not vested or have vested but have not been exercised. Any awards that were granted under the 2014 Plan or the 2017 Plan that are forfeited, cancelled or held back for net settlement will become available to be issued under the Current Plan.

The terms of the Plans give the Company the right to settle the vesting of share-based grants in cash or shares. During the years ended December 31, 2019 and 2018, the Company did not settle any awards in cash. During the year ended December 31, 2017, the Company paid approximately $0.6 million to settle share-based awards.

Many of the awards issued under the Plans contain separate tranches, each for a separate performance period and each with a performance target to be established subsequent to the award date; accordingly, the tranches are accounted for under ASC 718, Stock Compensation (“ASC 718”) as separate grants, with the grant date being the date the performance targets for a given tranche are established and communicated to the grantee. Similarly, for these awards, compliance with the requirements of the Plans is also based on the number of units granted in a given year, as determined by ASC 718, rather than the number of units awarded in a given year. As a result, as of December 31, 2019, the Company had outstanding awards with 75,000 restricted stock units and 75,000 stock options that had not been granted yet. These units will be granted in 2020 when the performance targets for those respective years are established.

The following table summarizes restricted stock unit and stock option activity:

	Restricted Stock Units		Stock Options
		Weighted-		Weighted-
		Average		Average
		Grant Date		Exercise/
		Fair Value		(Strike) Price
	Number	Per Share	Number	Per Share
Outstanding as of December 31, 2016	1,156,484	$22.64	2,174,500	$19.50
Granted	1,064,000	30.02	539,000	24.54
Expired or cancelled	(20,985)	23.91	(19,466)	26.56
Vested/exercised	(801,515)	19.38	(140,000)	21.41
Outstanding as of December 31, 2017	1,397,984	$30.11	2,554,034	$20.45
Granted	699,000	24.21	664,000	23.20
Expired or cancelled	(240,289)	32.76	(274,990)	22.82
Vested/exercised	(387,695)	28.67	—	—
Outstanding as of December 31, 2018	1,469,000	$27.27	2,943,044	$20.89
Granted	530,000	20.23	220,000	19.66
Expired or cancelled	(104,029)	28.98	(884,029)	21.03
Vested/exercised	(179,971)	25.39	—	—
Outstanding as of December 31, 2019	1,715,000	$25.19	2,279,015	$20.62

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes unrestricted stock units, which are generally issued to the non-employee members of the Company’s Board of Directors as part of their annual retainer fees:

	Unrestricted Stock Units
		Weighted-Average
		Grant Date
Year	Number	Fair Value Per Share
2017	99,155	$26.26
2018	115,420	21.26
2019	98,591	15.72

Unrestricted stock units vest immediately upon grant and are converted to shares of the Company’s stock on a one-for-one basis. The fair value of unrestricted stock units issued during 2019, 2018 and 2017 was approximately $1.5 million, $2.5 million and $2.6 million, respectively.

The fair value of restricted stock units that vested during 2019, 2018 and 2017 was approximately $3.1 million, $7.9 million and $25.3 million, respectively. There were no stock options exercised during 2019 or 2018. The aggregate intrinsic value, representing the difference between the market value on the date of exercise and the option price of the stock options exercised during 2017 was $1.3 million, with a corresponding tax benefit of $0.6 million. As of December 31, 2019, the balance of unamortized restricted stock and stock option expense was $17.3 million and $3.6 million, respectively, which is expected to be recognized over weighted-average periods of 2.0 years for restricted stock units and 1.8 years for stock options.

The 2,279,015 outstanding stock options as of December 31, 2019 had an intrinsic value of $0.9 million and a weighted-average remaining contractual life of 5.5 years. Of those outstanding options: (1) 1,509,015 were exercisable with an intrinsic value of $0.9 million, a weighted-average exercise price of $19.69 per share and a weighted-average remaining contractual life of 4.1 years; (2) 770,000 have been granted but have not vested with no intrinsic value, a weighted-average exercise price of $22.44 per share and a weighted-average remaining contractual life of 8.4 years. Of the granted but unvested options, 770,000, are expected to vest.

The fair value of restricted and unrestricted stock units is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. Certain performance-based awards contain market condition components tied to the Company’s total shareholder return in relation to its peer companies, as calculated over a multi-year performance period (“TSR awards”). The fair value of the TSR awards is determined using a Monte Carlo simulation model. Significant assumptions used in this simulation model include the Company’s expected volatility, a risk-free rate based on U.S. Treasury yield curve rates with maturities consistent with the performance period, and the volatilities for each of the Company’s peers. The ultimate payout on TSR awards is determined at the end of the performance period and will vary based on actual total shareholder return performance results. Compensation expense related to the TSR awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2019	2018	2017
Total stock options granted	220,000	664,000	539,000
Weighted-average grant date fair value	$7.59	$11.09	$13.11
Weighted-average assumptions:
Risk-free rate	2.1%	2.6%	1.8%
Expected life of options(a)	6.1	5.8	4.8
Expected volatility(b)	39.4%	42.2%	43.1%
Expected quarterly dividends	$—	$—	$—

_____________________________________________________________________________________________________________

(a)Calculated using the simplified method due to the terms of the stock options and the limited pool of grantees.

(b)Calculated using historical volatility of the Company’s common stock over periods commensurate with the expected life of the option.

For the respective years ended December 31, 2019, 2018 and 2017, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements for employees of $17.5 million, $21.1 million and $19.6 million. Additionally for the same periods, the Company recognized as part of general and administrative expenses costs for share-based awards to non-employee directors of $1.6 million, $1.7 million and $1.6 million, respectively. The aggregate tax benefits for these awards were approximately $2.9 million, $3.8 million and $8.7 million, for the respective periods.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Employee Benefit Plans

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

The pension plan’s assets are managed by a third-party investment manager. The Company monitors investment performance and risk on an ongoing basis.

The following table sets forth a summary of net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest cost	$3,801	$3,496	$3,919
Service cost	900	875	850
Expected return on plan assets	(4,170)	(4,302)	(4,358)
Recognized net actuarial losses	1,933	2,067	1,897
Net periodic benefit cost	$2,464	$2,136	$2,308
Actuarial assumptions used to determine net cost:
Discount rate	4.12%	3.45%	3.90%
Expected return on assets	5.75%	6.00%	6.00%
Rate of increase in compensation	N/A	N/A	N/A

The target asset allocation for the Company’s pension plan by asset category for 2020 and the actual asset allocation as of December 31, 2019 and 2018 by asset category are as follows:

	Percentage of Plan Assets as of December 31,
	Target
	Allocation	Actual Allocation
Asset Category	2020	2019	2018
Cash	5%	4%	3%
Equity funds:
Domestic	45	47	50
International	18	18	27
Fixed income funds	32	31	20
Total	100%	100%	100%

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company expects to contribute approximately $4.1 million to its defined benefit pension plan in 2020.

Future benefit payments under the plans are estimated as follows:

(in thousands)
Year ended December 31,
2020	$6,822
2021	6,789
2022	6,724
2023	6,637
2024	6,611
2025-2029	31,183
Total	$64,766

The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2019 and 2018, and a summary of the funded status as of December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018
Change in Fair Value of Plan Assets
Balance at beginning of year	$63,109	$71,541
Actual return on plan assets	12,123	(4,758)
Company contribution	4,793	2,975
Benefit payments	(6,668)	(6,649)
Balance at end of year	$73,357	$63,109

	Year Ended December 31,
(in thousands)	2019	2018
Change in Benefit Obligations
Balance at beginning of year	$95,869	$106,218
Interest cost	3,801	3,496
Service cost	900	875
Assumption change loss (gain)	8,373	(7,056)
Actuarial loss (gain)	332	(1,014)
Benefit payments	(6,668)	(6,650)
Balance at end of year	$102,607	$95,869

	As of December 31,
(in thousands)	2019	2018
Funded status	$(29,250)	$(32,760)
Net unfunded amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(279)	$(262)
Long-term liabilities	(28,971)	(32,498)
Total net unfunded amount recognized in Consolidated Balance Sheets	$(29,250)	$(32,760)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss consist of net actuarial losses before income taxes of $56.5 million and $57.6 million as of December 31, 2019 and 2018, respectively.

In 2019, net other comprehensive income of $1.2 million consisted of reclassification adjustments for the amortization of previously existing actuarial losses and net actuarial losses arising during the period. In 2018, net other comprehensive income of $1.1 million consisted of reclassification adjustments for the amortization of previously existing actuarial losses and net actuarial gains arising during the period. In 2017, net other comprehensive income of $2.4 million consisted of reclassification adjustments for the amortization of previously existing actuarial losses and net actuarial gains arising during the period.

The estimated amount of the net accumulated loss (consisting of net actuarial losses) that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2020 is $2.4 million.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The discount rate used in determining the accumulated post-retirement benefit obligation was 3.1% as of December 31, 2019 and 4.1% as of December 31, 2018. The discount rate used for the accumulated post-retirement obligation was derived using a blend of U.S. Treasury and high-quality corporate bond discount rates.

The expected long-term rate of return on assets assumption was 5.8% for 2019 and 6.0% for 2018. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the plans’ target asset allocation and full availability of invested assets.

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

The following table sets forth the pension plan assets at fair value in accordance with the fair value hierarchy described in Note 13:

	As of December 31, 2019				As of December 31, 2018
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,867	$—	$—	$2,867	$7,587	$—	$—	$7,587
Fixed income funds	—	2,861	—	2,861	—	2,585	—	2,585
Mutual funds	54,085	—	—	54,085	36,436	—	—	36,436
	$56,952	$2,861	$—	$59,813	$44,023	$2,585	$—	$46,608
Closely held funds(a)
Equity partnerships				3,660				5,580
Hedge fund investments				9,884				10,921
Total closely held funds(a)				13,544				16,501
Total	$56,952	$2,861	$—	$73,357	$44,023	$2,585	$—	$63,109

_____________________________________________________________________________________________________________

(a)Closely held funds in private investment were comprised of a combination of Level 1, 2 and 3 investments, but were not categorized in the fair value hierarchy because they were measured at NAV using the practical expedient under ASC 820, Fair Value Measurement (“ASC 820”).

As of December 31, 2019 and 2018, pension plan assets included approximately $13.5 million and $16.5 million, respectively, of investments in hedge funds and equity partnerships which do not have readily determinable fair values. The underlying holdings of the funds were comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.

The plans have benefit obligations in excess of the fair value of each plan’s assets as follows:

	As of December 31, 2019			As of December 31, 2018
		Benefit			Benefit
	Pension	Equalization		Pension	Equalization
(in thousands)	Plan	Plan	Total	Plan	Plan	Total
Projected benefit obligation	$99,515	$3,092	$102,607	$92,816	$3,053	$95,869
Accumulated benefit obligation	$99,515	$3,092	$102,607	$92,816	$3,053	$95,869
Fair value of plans' assets	73,357	—	73,357	63,109	—	63,109
Projected benefit obligation greater than fair value of plans' assets	$26,158	$3,092	$29,250	$29,707	$3,053	$32,760
Accumulated benefit obligation greater than fair value of plans' assets	$26,158	$3,092	$29,250	$29,707	$3,053	$32,760

Section 401(k) Plan

The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The cost recognized by the Company for its 401(k) plan was $4.1 million in 2019

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and $4.2 million in both 2018 and 2017. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined by the plan.

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

The following table summarizes key information for the plans that the Company made significant contributions to during the three years ended December 31, 2019:

										Expiration
				FIP/RP						Date of
		Pension Protections Act		Status	Company Contributions					Collective
	EIN/Pension	Zone Status		Pending Or	(amounts in millions)				Surcharge	Bargaining
Pension Fund	Plan Number	2019	2018	Implemented	2019(b)	2018(b)	2017		Imposed	Agreement
The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund	13-6123601/001	Green	Green	N/A	$9.3	$12.2	$16.0	(a)	No	4/13/2022
Carpenters Pension Trust Fund for Northern California	94-6050970	Red	Red	Implemented	4.0	4.9	8.2		No	6/30/2023
Excavators Union Local 731 Pension Fund	13-1809825/002	Green	Green	N/A	5.1	4.1	4.3		No	4/30/2022
Northern California Electrical Workers Pension Plan	94-6062674	Green	Green	N/A	3.0	4.1	5.2		No	5/31/2022
Laborers Pension Trust Fund for Northern California	94-6277608	Green	Green	N/A	3.4	3.8	6.6		No	6/30/2023
Steamfitters Industry Pension Fund	13-6149680/001	Green	Green	N/A	1.7	3.5	3.9	(a)	No	6/30/2020

_____________________________________________________________________________________________________________

(a)These amounts exceeded 5% of the respective total plan contributions.

(b)The Company's contributions as a percentage of total plan contributions were not available for the 2019 and 2018 plan years for any of the above pension funds, excluding Excavators Union Local 731 Pension Fund, Northern California Electrical Workers Pension Plan and Steamfitters Industry Pension Fund for the 2018 plan year.

In addition to the individually significant plans described above, the Company also contributed approximately $31.4 million in 2019, $29.3 million in 2018 and $27.8 million in 2017 to other multiemployer pension plans. Funding for these payments is principally provided for in the contracts with our customers.

13.     Fair Value Measurements

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

•     Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs

•     Level 3 inputs are unobservable

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	As of December 31, 2019				As of December 31, 2018
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$193,685	$—	$—	$193,685	$116,075	$—	$—	$116,075
Restricted cash(a)	8,416	—	—	8,416	3,788	—	—	3,788
Restricted investments(b)	—	70,974	—	70,974	—	58,142	—	58,142
Investments in lieu of retainage(c)	89,572	1,219	—	90,791	62,858	1,190	—	64,048
Total	$291,673	$72,193	$—	$363,866	$182,721	$59,332	$—	$242,053

_____________________________________________________________________________________________________________

(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.

(b)Restricted investments, as of December 31, 2019, consist of investments in corporate debt securities of $35.8 million, U.S. government agency securities of $33.8 million and corporate certificates of deposits of $1.4 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2018, restricted investments consisted of investments in corporate debt securities of $30.4 million and U.S. government agency securities of $27.7 million with maturities of up to five years. The amortized cost of these available-for-sale securities at December 31, 2019 and 2018 was not materially different from the fair value.

(c)Investments in lieu of retainage are included in retainage receivable and as of December 31, 2019 are comprised of money market funds of $89.6 million and municipal bonds of $1.2 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2018, investments in lieu of retainage consisted of money market funds of $62.9 million and municipal bonds of $1.2 million. The amortized cost of these available-for-sale securities at December 31, 2019 and 2018 was not materially different from the fair value.

The Company did not have material transfers between Levels 1 and 2 during the years ended December 31, 2019 and 2018.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $485.0 million and $466.8 million as of December 31, 2019 and 2018, respectively. The fair value of the Convertible Notes was $193.4 million and $184.4 million as of December 31, 2019 and 2018, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings approximates fair value as of December 31, 2019 and 2018.

During the year ended December 31, 2019, the Company acquired an additional 25% interest in a Civil segment joint venture. The Company’s 50% ownership interest prior to the acquisition was accounted for under the proportionate consolidation method and had a carrying value of $3.2 million. Through this acquisition, the Company’s interest increased from 50% to 75%, and it obtained a controlling financial interest in the joint venture, thereby requiring consolidation by the Company. The transaction was accounted for as a business combination achieved in stages, and under ASC 805, Business Combinations, the previously held equity interest in the joint venture was remeasured at the acquisition date fair value with the resulting gain of $37.8 million recognized in earnings, which was included in general and administrative expenses in the Company’s Consolidated Statement of Operations. The fair value of the joint venture and the Company’s existing investment therein was determined based on the fair value of the underlying assets and liabilities acquired by applying an income approach that used discounted future estimated cash flows based on projected revenues, expenses and weighted-average cost of capital. The fair value of the assets and liabilities of the joint venture was recognized in the Company’s consolidated financial statements as of the acquisition date with the 25% interest not owned by the Company recorded as a noncontrolling interest. The acquisition resulted in the recording of an intangible asset for construction contract backlog of $75.6 million. The fair values of the other assets acquired and liabilities assumed were not material. Pro forma results of operations for this acquisition of additional interest in the joint venture have not been presented because they are not material to the Company’s results of operations.

14.     Variable Interest Entities (VIEs)

The Company may form joint ventures or partnerships with third parties for the execution of projects. In accordance with ASC 810, the Company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. The Company considers a joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2019, the Company had unconsolidated VIE-related current assets and liabilities of $1.5 million and $1.4 million, respectively, included in the Company’s Consolidated Balance Sheet. As of December 31, 2018, the Company had unconsolidated VIE-related current assets and liabilities of $4.0 million and $3.8 million, respectively, included in the Company’s Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of December 31, 2019.

As of December 31, 2019, the Company’s Consolidated Balance Sheet included current and noncurrent assets of $365.0 million and $52.0 million, respectively, as well as current liabilities of $556.1 million related to the operations of its consolidated VIEs. As of December 31, 2018, the Company’s Consolidated Balance Sheet included current and noncurrent assets of $173.9 million and $51.5 million, respectively, as well as current liabilities of $319.9 million related to the operations of its consolidated VIEs.

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

15.     Business Segments

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2019, 2018 and 2017:

	Reportable Segments
			Specialty	Segment			Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Year ended December 31, 2019
Total revenue	$2,054,097	$1,764,753	$929,738	$4,748,588	$—		$4,748,588
Elimination of intersegment revenue	(274,745)	(22,713)	(298)	(297,756)	—		(297,756)
Revenue from external customers	$1,779,352	$1,742,040	$929,440	$4,450,832	$—		$4,450,832
Income (loss) from construction operations(a)	$(150,837)	$23,655	$(172,637)	$(299,819)	$(65,188)	(b)	$(365,007)
Capital expenditures	$82,156	$518	$688	$83,362	$834		$84,196
Depreciation and amortization(c)	$47,905	$1,934	$4,136	$53,975	$11,069		$65,044
Year ended December 31, 2018
Total revenue	$1,810,232	$1,866,902	$1,006,870	$4,684,004	$—		$4,684,004
Elimination of intersegment revenue	(224,139)	(5,203)	—	(229,342)	—		(229,342)
Revenue from external customers	$1,586,093	$1,861,699	$1,006,870	$4,454,662	$—		$4,454,662
Income (loss) from construction operations(d)	$168,256	$43,939	$43,430	$255,625	$(63,749)	(b)	$191,876
Capital expenditures	$73,866	$1,655	$777	$76,298	771		77,069
Depreciation and amortization(c)	$29,685	$1,956	$4,358	$35,999	$11,268		$47,267
Year ended December 31, 2017
Total revenue	$1,856,164	$1,982,857	$1,213,708	$5,052,729	$—		$5,052,729
Elimination of intersegment revenue	(253,989)	(41,532)	—	(295,521)	—		(295,521)
Revenue from external customers	$1,602,175	$1,941,325	$1,213,708	$4,757,208	$—		$4,757,208
Income (loss) from construction operations	$192,207	$34,199	$18,938	$245,344	$(65,867)	(b)	$179,477
Capital expenditures	$27,694	$267	$721	$28,682	$1,598		$30,280
Depreciation and amortization(c)	$33,767	$2,021	$4,699	$40,487	$11,443		$51,930

_____________________________________________________________________________________________________________

(a)During the year ended December 31, 2019, the Company recorded a non-cash goodwill impairment charge of $379.9 million in income (loss) from construction operations (an after-tax impact of $330.5 million, or $6.58 per diluted share) resulting from an interim impairment test the Company performed as of June 1, 2019. For further information and breakdown of the goodwill impairment charge by segment, see Note 6. In addition, during the year ended December 31, 2019 the Company recorded a charge of $166.8 million in income (loss) from construction operations (an after-tax impact of $119.4 million, or $2.38 per diluted share), which principally impacted the Civil segment, as a result of the adverse jury verdict on the Alaskan Way Viaduct Matter, as discussed in Note 8. Lastly, the Company recognized a one-time gain of $37.8 million (an after-tax impact of $27.1 million, or $0.54 per diluted share) in Civil segment general and administrative expenses related to a remeasurement of its investment in a joint venture (see Note 13).

(b)Consists primarily of corporate general and administrative expenses.

(c)Depreciation and amortization is included in income (loss) from construction operations.

(d)During the year ended December 31, 2018, the Company recorded a charge of $17.8 million in income (loss) from construction operations (an after-tax impact of $12.8 million, or $0.25 per diluted share), which was primarily non-cash, as a result of the unexpected adverse outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

Total assets by segment were as follows:

	As of December 31,
(in thousands)	2019	2018
Civil	$2,791,402	$2,574,326
Building	995,298	913,746
Specialty Contractors	635,180	745,313
Corporate and other(a)	63,897	154,367
Total assets	$4,485,777	$4,387,752

_____________________________________________________________________________________________________________

(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Geographic Information

Information concerning principal geographic areas is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue:
United States	$4,073,691	$4,180,206	$4,613,644
Foreign and U.S. territories	377,141	274,456	143,564
Total revenue	$4,450,832	$4,454,662	$4,757,208

	As of December 31,
(in thousands)	2019	2018
Assets:
United States	$4,271,722	$4,225,143
Foreign and U.S. territories	214,055	162,609
Total assets	$4,485,777	$4,387,752

Reconciliation of Segment Information to Consolidated Amounts

A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Income (loss) from construction operations	$(365,007)	$191,876	$179,477
Other income, net	6,667	4,256	43,882
Interest expense	(67,494)	(63,519)	(69,384)
Income (loss) before income taxes	$(425,834)	$132,613	$153,975

16.     Related Party Transactions

The Company leases, at market rates, certain facilities from an entity owned by Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer. Under these leases, the Company paid $3.1 million in 2019, $3.0 million in 2018 and $2.8 million in 2017, and recognized expense of $3.2 million in each of the three years.

Raymond R. Oneglia, Vice Chairman of O&G, is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. During the three years ended December 31, 2019, the Company had active joint ventures with O&G including two infrastructure projects in the northeastern United States that were completed in 2017 and two mass-transit projects in Los Angeles, California to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations), in which the Company’s and O&G’s joint venture interests are 75% and 25%, respectively. O&G may provide equipment and services to these

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

joint ventures on customary trade terms; there were no material payments made by these joint ventures to O&G for services and equipment during the years ended December 31, 2019, 2018 and 2017.

Peter Arkley, Senior Managing Director, Construction Services Group, of Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance-related services. The associated expenses for services provided for the years ended December 31, 2019, 2018 and 2017 were $18.4 million, $14.7 million and $17.6 million, respectively. The Company owed Alliant $2.7 million and $4.1 million as of December 31, 2019 and 2018, respectively, for services rendered.

17.     Unaudited Quarterly Financial Data

The following table presents selected unaudited quarterly financial data for each full quarterly period of 2019 and 2018:

(in thousands, except per common share amounts)	First	Second	Third	Fourth
Year Ended December 31, 2019	Quarter	Quarter	Quarter	Quarter
Revenue	$958,487	$1,125,275	$1,189,345	$1,177,725
Gross profit (loss)	88,470	100,943	115,063	(62,704)
Income (loss) from construction operations	22,913	(341,717)	47,943	(94,146)
Income (loss) before income taxes	6,910	(358,339)	32,312	(106,717)
Net income (loss)	4,722	(315,439)	26,721	(76,229)
Net income (loss) attributable to Tutor Perini Corporation	(356)	(320,530)	19,313	(86,117)
Earnings (loss) per common share:
Basic	$(0.01)	$(6.38)	$0.38	$(1.71)
Diluted	$(0.01)	$(6.38)	$0.38	$(1.71)

(in thousands, except per common share amounts)	First	Second	Third	Fourth
Year Ended December 31, 2018	Quarter	Quarter	Quarter	Quarter
Revenue	$1,028,156	$1,120,085	$1,123,137	$1,183,284
Gross profit	67,068	118,640	111,124	157,621
Income (loss) from construction operations	(925)	54,815	47,306	90,680
Income (loss) before income taxes	(15,210)	39,867	32,804	75,152
Net income (loss)	(10,942)	27,896	25,436	55,391
Net income (loss) attributable to Tutor Perini Corporation	(12,124)	24,883	21,272	49,405
Earnings (loss) per common share:
Basic	$(0.24)	$0.50	$0.43	$0.99
Diluted	$(0.24)	$0.49	$0.42	$0.98