Form 10-Q
period 2020-03-31
TUTOR PERINI CORP
filed 2020-05-06
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at April 30, 2020 was 50,577,111.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
(in thousands, except per common share amounts)	2020	2019
REVENUE	$1,250,729	$958,487
COST OF OPERATIONS	(1,139,649)	(870,017)
GROSS PROFIT	111,080	88,470
General and administrative expenses	(63,853)	(65,557)
INCOME FROM CONSTRUCTION OPERATIONS	47,227	22,913
Other income, net	481	422
Interest expense	(16,436)	(16,425)
INCOME BEFORE INCOME TAXES	31,272	6,910
Income tax expense	(5,134)	(2,188)
NET INCOME	26,138	4,722
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,767	5,078
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$17,371	$(356)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.35	$(0.01)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.34	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,338	50,098
DILUTED	50,836	50,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended
	March 31,
(in thousands)	2020	2019
NET INCOME	$26,138	$4,722

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	423	330
Foreign currency translation adjustments	(4,013)	348
Unrealized gain in fair value of investments	542	673
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(3,048)	1,351

COMPREHENSIVE INCOME	23,090	6,073
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,747	5,180
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$16,343	$893

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of March 31,	As of December 31,
(in thousands, except share and per share amounts)	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($86,126 and $103,850 related to variable interest entities ("VIEs"))	$198,122	$193,685
Restricted cash	5,956	8,416
Restricted investments	75,409	70,974
Accounts receivable ($80,794 and $91,090 related to VIEs)	1,501,557	1,354,519
Retainage receivable ($86,033 and $89,132 related to VIEs)	573,151	562,375
Costs and estimated earnings in excess of billings ($30,739 and $22,764 related to VIEs)	1,155,202	1,123,544
Other current assets ($55,458 and $58,128 related to VIEs)	211,501	197,473
Total current assets	3,720,898	3,510,986
PROPERTY AND EQUIPMENT ("P&E"), net of accumulated depreciation of $401,805 and $388,147 (net P&E of $41,474 and $49,919 related to VIEs)	502,611	509,685
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	149,458	155,270
OTHER ASSETS	108,296	104,693
TOTAL ASSETS	$4,686,406	$4,485,777

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$184,954	$124,054
Accounts payable ($78,304 and $93,848 related to VIEs)	744,222	682,699
Retainage payable ($16,333 and $13,967 related to VIEs)	272,533	252,181
Billings in excess of costs and estimated earnings ($421,236 and $422,847 related to VIEs)	891,164	844,389
Accrued expenses and other current liabilities ($16,008 and $25,402 related to VIEs)	197,582	206,533
Total current liabilities	2,290,455	2,109,856
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $20,259 and $23,343	717,379	710,422
DEFERRED INCOME TAXES	37,580	35,686
OTHER LONG-TERM LIABILITIES	198,064	199,288
TOTAL LIABILITIES	3,243,478	3,055,252
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 50,541,480 and 50,278,816 shares	50,577	50,279
Additional paid-in capital	1,120,487	1,117,972
Retained earnings	331,362	313,991
Accumulated other comprehensive loss	(43,128)	(42,100)
Total stockholders' equity	1,459,298	1,440,142
Noncontrolling interests	(16,370)	(9,617)
TOTAL EQUITY	1,442,928	1,430,525
TOTAL LIABILITIES AND EQUITY	$4,686,406	$4,485,777

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$26,138	$4,722
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	16,999	12,831
Amortization of intangible assets	5,812	886
Share-based compensation expense	4,244	5,506
Change in debt discount and deferred debt issuance costs	3,486	3,174
Deferred income taxes	2,474	142
Gain on sale of property and equipment	(461)	(107)
Changes in other components of working capital	(90,884)	(154,192)
Other long-term liabilities	1,061	2,177
Other, net	(2,876)	76
NET CASH USED IN OPERATING ACTIVITIES	(34,007)	(124,785)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(11,693)	(14,412)
Proceeds from sale of property and equipment	583	201
Investment in securities	(9,696)	(8,357)
Proceeds from maturities and sales of investments in securities	6,211	3,324
NET CASH USED IN INVESTING ACTIVITIES	(14,595)	(19,244)

Cash Flows from Financing Activities:
Proceeds from debt	348,688	394,000
Repayment of debt	(283,915)	(259,691)
Cash payments related to share-based compensation	(694)	(2,364)
Distributions paid to noncontrolling interests	(13,500)	(4,000)
Contributions from noncontrolling interests	—	2,798
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,579	130,743

Net increase (decrease) in cash, cash equivalents and restricted cash	1,977	(13,286)
Cash, cash equivalents and restricted cash at beginning of period	202,101	119,863
Cash, cash equivalents and restricted cash at end of period	$204,078	$106,577

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 may not be indicative of the results that will be achieved for the full year ending December 31, 2020.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 31, 2020 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated.

(2)     Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2019-04 and ASU 2019-05 (collectively, “ASU 2016-13”). The amendments in ASU 2016-13 replace the incurred loss impairment methodology with the current expected credit loss model, which requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The Company adopted this ASU effective January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

New accounting pronouncements requiring implementation in future periods are discussed below.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), modifying Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). The amendments in ASU 2019-12, among other things, remove certain exceptions to the general principles in ASC 740 and seek more consistent application by clarifying and amending the existing guidance. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the new standard, which is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions to ease the potential accounting and financial reporting burden associated with transitioning away from reference rates that are expected to be discontinued, including the London Interbank Offered Rate (“LIBOR”). ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the new standard, which is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(3)     Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Civil segment revenue by end market:
Mass transit	$297,143	$146,250
Bridges	52,184	69,307
Highways	32,582	41,043
Tunneling	25,955	34,940
Water	23,744	9,668
Military defense facilities	23,610	10,281
Other	31,411	22,005
Total Civil segment revenue	$486,629	$333,494

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Building segment revenue by end market:
Commercial and industrial facilities	$133,049	$109,353
Hospitality and gaming	118,987	69,310
Municipal and government	69,502	61,962
Mass transit	57,847	29,177
Health care facilities	35,889	80,227
Education facilities	31,622	42,528
Mixed use	9,972	15,274
Other	24,896	25,635
Total Building segment revenue	$481,764	$433,466

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Specialty Contractors segment revenue by end market:
Mass transit	$148,671	$81,394
Commercial and industrial facilities	53,505	44,023
Multi-unit residential	26,493	11,389
Education facilities	16,557	11,580
Mixed use	13,802	10,669
Health care facilities	2,522	11,652
Other	20,786	20,820
Total Specialty Contractors segment revenue	$282,336	$191,527

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$396,045	$146,016	$132,873	$674,934	$257,107	$144,686	$97,071	$498,864
Federal agencies	36,661	31,973	9,756	78,390	23,158	40,151	7,769	71,078
Private owners	53,923	303,775	139,707	497,405	53,229	248,629	86,687	388,545
Total revenue	$486,629	$481,764	$282,336	$1,250,729	$333,494	$433,466	$191,527	$958,487

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$408,971	$105,598	$248,516	$763,085	$242,867	$114,359	$155,264	$512,490
Guaranteed maximum price	308	237,773	2,549	240,630	2,233	207,131	3,606	212,970
Unit price	71,358	534	21,151	93,043	84,878	5,228	19,003	109,109
Cost plus fee and other	5,992	137,859	10,120	153,971	3,516	106,748	13,654	123,918
Total revenue	$486,629	$481,764	$282,336	$1,250,729	$333,494	$433,466	$191,527	$958,487

Changes in Contract Estimates that Impact Revenue

Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue recognized during the three month periods ended March 31, 2020 and 2019 related to performance obligations satisfied (or partially satisfied) in prior periods was immaterial.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2020, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.2 billion, $1.9 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. As of March 31, 2019, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.5 billion, $2.0 billion and $1.8 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Retainage receivable	$573,151	$562,375
Costs and estimated earnings in excess of billings:
Claims	717,409	705,993
Unapproved change orders	356,854	362,264
Other unbilled costs and profits	80,939	55,287
Total costs and estimated earnings in excess of billings	1,155,202	1,123,544
Capitalized contract costs	83,509	80,294
Total contract assets	$1,811,862	$1,766,213

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project, and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion.

Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 11, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones.

Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three months ended March 31, 2020 and 2019, $10.3 million and $5.7 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Retainage payable	$272,533	$252,181
Billings in excess of costs and estimated earnings	891,164	844,389
Total contract liabilities	$1,163,697	$1,096,570

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three months ended March 31, 2020 and 2019 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $429.5 million and $301.0 million, respectively.

(5)     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
Cash and cash equivalents available for general corporate purposes	$80,904	$43,760
Joint venture cash and cash equivalents	117,218	149,925
Cash and cash equivalents	198,122	193,685
Restricted cash	5,956	8,416
Total cash, cash equivalents and restricted cash	$204,078	$202,101

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

(6)     Earnings Per Common Share (EPS)

Basic EPS and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 9. In accordance with ASC 260, Earnings Per Share, the settlement of the principal amount of the Convertible Notes has no impact on diluted EPS because the Company has the intent and ability (due to its available liquidity and anticipated collections) to settle the principal amount in cash. See Note 9 for further discussion of the Convertible Notes. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

	Three Months Ended March 31,
(in thousands, except per common share data)	2020	2019
Net income (loss) attributable to Tutor Perini Corporation	$17,371	$(356)

Weighted-average common shares outstanding, basic	50,338	50,098
Effect of dilutive restricted stock units and stock options	498	—
Weighted-average common shares outstanding, diluted	50,836	50,098

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$0.35	$(0.01)
Diluted	$0.34	$(0.01)

Anti-dilutive securities not included above	2,209	4,518

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

For the three months ended March 31, 2019, all outstanding restricted stock units and stock options were excluded from the calculation of weighted-average diluted shares outstanding due to the net loss for the period.

(7)     Income Taxes

The Company’s effective income tax rate was 16.4% for the three months ended March 31, 2020 and 31.7% for the three months ended March 31, 2019. The decrease in the effective income tax rate for the three months ended March 31, 2020 primarily reflects the favorable impact of the 2019 net operating loss (“NOL”), which is allowed to be carried back up to five years as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020. Under the CARES Act, the Company’s NOL generated in 2019 may be carried back to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%, consequently generating a larger tax benefit from the NOL than that recognized prior to the enactment of the CARES Act. The favorable impact resulting from the enactment of the CARES Act was partially offset by the unfavorable impact of the vesting of restricted stock units for which a large portion of the share-based compensation expense recognized in prior periods will not be deductible for income tax purposes. The effective tax rate for the 2019 period was impacted by immaterial unfavorable nonrecurring items recognized during the period. In addition, the effective tax rates for both periods also reflect increases due to state income taxes and decreases due to impacts of earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company.

(8)      Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill since its inception through March 31, 2020:

			Specialty
(in thousands)	Civil	Building	Contractors	Total
Gross goodwill	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment	(286,931)	(424,724)	(156,193)	(867,848)
Balance as of December 31, 2019	205,143	—	—	205,143
Current year activity	—	—	—	—
Balance as of March 31, 2020	$205,143	$—	$—	$205,143

The Company tests the goodwill allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed its annual impairment test in the fourth quarter of 2019 using a weighted-average of an income and a market approach. These approaches utilize various valuation assumptions, and small changes to the assumptions could have a significant impact on the concluded fair value. Based on this assessment, the Company concluded goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its carrying value. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.

During the first quarter of 2020, the novel coronavirus (“COVID-19”) pandemic, as well as the actions taken to contain and mitigate its public health effects, caused disruptions in domestic and global economies and financial markets. The vast majority of the Company’s projects, especially in its Civil reporting unit, have been designated as essential business, which allows the Company to continue its work on those projects. As such, the Company’s and its Civil reporting unit’s operations were not significantly impacted during the three months ended March 31, 2020. However, due to the fluidity of the pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals react and respond to the COVID-19 pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, financial condition or performance. Among other things, governments could prohibit the continuation of certain projects that to date have been designated as “essential” or could impose health, safety and other operational requirements on such projects that could result in delays to or suspensions of such projects. In addition, employees and contractors working on such projects could be unable or unwilling to continue working on them, perhaps for extended periods. The COVID-19 pandemic also could negatively affect the ability of counterparties or joint venture partners to make required payments on a timely basis or at all.

The Company will continue to monitor events and circumstances for changes that indicate the Civil reporting unit goodwill would need to be reevaluated for impairment during future interim periods prior to the annual impairment test. These future events and

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

circumstances include, but are not limited to, changes in the overall financial performance of the Civil reporting unit, impacts to our business as a result of the COVID-19 pandemic, as well as other quantitative and qualitative factors which could indicate potential triggering events for possible impairment.

Intangible Assets

Intangible assets consist of the following:

	As of March 31, 2020				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
(in thousands)	Cost	Amortization	Charge	Value	Period
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(21,889)	(23,232)	29,229	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(21,311)	(16,645)	1,844	12 years
Construction contract backlog	149,290	(81,315)	—	67,975	3 years
Total	$387,040	$(124,515)	$(113,067)	$149,458

	As of December 31, 2019				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
(in thousands)	Cost	Amortization	Charge	Value	Period
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(21,267)	(23,232)	29,851	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(21,048)	(16,645)	2,107	12 years
Construction contract backlog	149,290	(76,388)	—	72,902	3 years
Total	$387,040	$(118,703)	$(113,067)	$155,270

Amortization expense for each of the quarters ended March 31, 2020 and 2019 was $5.8 million and $0.9 million, respectively. As of March 31, 2020, amortization expense is estimated to be $25.6 million for the remainder of 2020, $26.4 million in 2021, $24.6 million in 2022 and $2.5 million per year for the years 2023 through 2025.

The Company performed an annual impairment assessment of its non-amortizable trade names in the fourth quarter of 2019 using a qualitative approach to determine whether conditions existed to indicate that it is more likely than not that the fair value of trade names is less than their carrying values. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the non-amortizable trade names was greater than their carrying values, and therefore a quantitative analysis was not required. In addition, no triggering events occurred and no circumstances changed since the date of our annual impairment test that would indicate any additional impairment of the Company’s non-amortizable trade names.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(9)     Financial Commitments

Long-Term Debt

Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

	As of March 31,	As of December 31,
(in thousands)	2020	2019
2017 Senior Notes	$494,585	$494,365
2017 Credit Facility	175,000	114,000
Convertible Notes	185,156	182,292
Equipment financing and mortgages	44,861	39,159
Other indebtedness	2,731	4,660
Total debt	902,333	834,476
Less: Current maturities	184,954	124,054
Long-term debt, net	$717,379	$710,422

The following table reconciles the outstanding debt balance to the reported debt balances as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020			As of December 31, 2019
(in thousands)	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported	Outstanding Long-Term Debt	Unamortized Discount and Issuance Costs	Long-Term Debt, as reported
2017 Senior Notes	$500,000	$(5,415)	$494,585	$500,000	$(5,635)	$494,365
Convertible Notes	200,000	(14,844)	185,156	200,000	(17,708)	182,292

The unamortized issuance costs related to the 2017 Credit Facility were $3.3 million and $3.7 million as of March 31, 2020 and December 31, 2019, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets.

2017 Senior Notes

On April 20, 2017, the Company issued $500 million in aggregate principal amount of 6.875% Senior Notes due 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually in May and November of each year, beginning in November 2017.

Prior to May 1, 2020, the Company could have redeemed the 2017 Senior Notes at a redemption price equal to 100% of their principal amount plus a “make-whole” premium described in the indenture. In addition, prior to May 1, 2020, the Company also could have redeemed up to 40% of the original aggregate principal amount of the notes at a redemption price of 106.875% of their principal amount with the proceeds received by the Company from any offering of the Company’s equity. Since May 1, 2020, the Company may redeem the 2017 Senior Notes at specified redemption prices described in the indenture. Upon a change of control, holders of the 2017 Senior Notes may require the Company to repurchase all or part of the 2017 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

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

2017 Credit Facility

On April 20, 2017, the Company entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

of the Convertible Notes, as defined below, are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (the “spring-forward provision”), provided however (i) if the Convertible Notes are refinanced in full with the proceeds of permitted refinancing indebtedness in accordance with the terms of the 2017 Credit Facility, the maturity date for the 2017 Credit Facility will remain April 20, 2022 and (ii) if the Company issues “New Convertible Notes” (as defined in the 2017 Credit Facility) and retires the Convertible Notes in full, the maturity date for the 2017 Credit Facility will be the earlier of (x) April 20, 2022 or (y) 90 days prior to the maturity date for such New Convertible Notes. The 2017 Credit Facility also permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans.

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to (a) LIBOR plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Facility, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 4.20% during the three months ended March 31, 2020.

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

As of March 31, 2020, there was $175 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of March 31, 2020.

As a result of the spring-forward provision mentioned above, the facility will mature on December 17, 2020 if the Convertible Notes remain outstanding at that time. The Company does not have call rights that allow it to unilaterally redeem the Convertible Notes. However, the Company intends to seek to repurchase the Convertible Notes in 2020 using available liquidity. Subject to certain limitations, the Company is permitted to utilize available credit capacity from the 2017 Credit Facility to repurchase the Convertible Notes. Alternatively, the Company may pursue amendment of the 2017 Credit Facility and/or exchange the Convertible Notes. The Company continues to assess its various alternatives to determine the financial strategy best suited to the Company’s needs and that will provide the most favorable terms, taking into account the Company’s liquidity requirements and anticipated cash flows. Due to the spring-forward provision in the 2017 Credit Facility, all borrowings under the facility are included in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet as of March 31, 2020.

Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. The Convertible Notes are unsecured obligations of the Company and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semi-annually in June and December. If the Convertible Notes remain outstanding at maturity, at the Company’s election, the Company may pay off the notes with cash, shares of its common stock or a combination thereof.

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of March 31, 2020, the conversion provisions of the Convertible Notes have not been triggered.

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,594
Interest on 2017 Credit Facility	2,415	2,645
Interest on Convertible Notes	1,437	1,438
Other interest	504	574
Total cash interest expense	12,950	13,251

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	2,864	2,608
Amortization of debt issuance costs on 2017 Credit Facility	402	361
Amortization of debt issuance costs on 2017 Senior Notes	220	205
Total non-cash interest expense	3,486	3,174

Total interest expense	$16,436	$16,425

____________________________________________________________________________________________________

(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the three months ended March 31, 2020.

(10)     Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2020, the Company’s operating leases have remaining lease terms ranging from less than one year to 10 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents components of lease expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Operating lease expense	$3,767	$3,781
Short-term lease expense(a)	17,265	16,571
	21,032	20,352
Less: Sublease income	329	259
Total lease expense	$20,703	$20,093

____________________________________________________________________________________________________

(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

The following table presents supplemental balance sheet information related to operating leases:

		As of March 31,	As of December 31,
(dollars in thousands)	Balance Sheet Line Item	2020	2019
Assets
ROU assets	Other assets	$37,262	$40,156
Total lease assets		$37,262	$40,156
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$10,511	$11,392
Long-term lease liabilities	Other long-term liabilities	29,883	31,900
Total lease liabilities		$40,394	$43,292
Weighted-average remaining lease term (in years)		4.9	5.0
Weighted-average discount rate		5.99%	5.96%

The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(3,770)	$(3,765)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$132	$1,798

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2020:

Year (in thousands)	Operating Leases
2020 (excluding the three months ended March 31, 2020)	$9,948
2021	9,438
2022	8,034
2023	6,761
2024	5,093
Thereafter	7,618
Total lease payments	46,892
Less: Imputed interest	6,498
Total	$40,394

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(11)     Commitments and Contingencies

The Company and certain of its subsidiaries are involved in litigation and other legal proceedings and forms of dispute resolution in the ordinary course of business, including but not limited to disputes over contract payment and/or performance-related issues (such as disagreements regarding delay or a change in the scope of work of a project and/or the price associated with that change) and other matters incidental to the Company’s business. In accordance with ASC 606, the Company makes assessments of these types of matters on a routine basis and, to the extent permitted by ASC 606, estimates and records recovery related to these matters as a form of variable consideration at the most likely amount the Company expects to receive, as discussed further in Note 4. In addition, the Company is contingently liable for litigation, performance guarantees and other commitments arising in the ordinary course of business, which are accounted for in accordance with ASC 450, Contingencies. Management reviews these matters regularly and updates or revises its estimates as warranted by subsequent information and developments. These assessments require judgments concerning matters that are inherently uncertain, such as litigation developments and outcomes, the anticipated outcome of negotiations and the estimated cost of resolving disputes. Consequently, these assessments are estimates, and actual amounts may vary from such estimates. In addition, because such matters are typically resolved over long periods of time, the Company’s assets and liabilities may change over time should the circumstances dictate. The description of the legal proceedings listed below include management’s assessment of those proceedings. Management believes that, based on current information and discussions with the Company’s legal counsel, the ultimate resolution of other matters is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

As of March 31, 2020, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

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

The construction of the large diameter bored tunnel required the use of a tunnel boring machine (“TBM”). In December 2013, the TBM struck a steel pipe, installed by WSDOT as a well casing for an exploratory well. The TBM was significantly damaged and was required to be repaired. STP has asserted that the steel pipe casing was a differing site condition that WSDOT failed to properly disclose. The Disputes Review Board mandated by the contract to hear disputes issued a decision finding the steel casing was a Type I (material) differing site condition. WSDOT did not accept that finding.

The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief concerning contract interpretation, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. STP is also asserting extra-contractual and statutory claims against the Insurers. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi Zosen (“Hitachi”), the manufacturer of the TBM, joined the case as a plaintiff for costs incurred to repair the damages to the TBM.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In September 2018, rulings received on pre-trial motions effectively limited potential recovery under the Policy for STP, WSDOT and Hitachi. However, on December 19, 2018, the Court of Appeal granted the Company’s request for a discretionary appeal of those rulings. The appeal is expected to be heard in mid to late 2020. STP submitted damages to the Insurers in the King County lawsuit in the amount of $532 million. STP also sought these damages from WSDOT related to the pipe-strike by the TBM in a related lawsuit in Thurston County (see following paragraph).

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court alleging breach of contract, seeking $57.2 million in delay-related damages and seeking declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi, as the TBM designer, seeking damages of $667 million. On October 3, 2019, STP and Hitachi entered into a settlement agreement which released and dismissed the claims that STP and Hitachi had against each other. The jury trial between STP and WSDOT commenced on October 7, 2019 and concluded on December 13, 2019, with a jury verdict in favor of WSDOT awarding them $57.2 million in damages. Judgment was entered on January 10, 2020, and a notice of appeal was filed by STP on January 17, 2020. The appeal is expected to be heard in 2021.

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

George Washington Bridge Bus Station Matter

In August 2013, Tutor Perini Building Corporation (“TPBC”) entered into a contract with the George Washington Bridge Bus Station Development Venture, LLC (the “Developer”) to renovate the George Washington Bridge Bus Station, a mixed-use facility owned by the Port Authority of New York and New Jersey (the “Port Authority”) that serves as a transit facility and retail space. The $100 million project experienced significant design errors and associated delays, resulting in damages to TPBC and its subcontractors, including WDF and Five Star, wholly owned subsidiaries of the Company. The project reached substantial completion on May 16, 2017.

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

Hearings on the merits commenced on September 24, 2018 before the arbitration panel. On June 4, 2019, the arbitration panel, as confirmed by the U.S. District Court in the Southern District of New York, issued a writ of attachment for $23 million of the $29 million discussed above. On October 7, 2019, the Developer filed for bankruptcy protection in the Southern District of New York under Chapter 11 of the Bankruptcy Code. The filing for bankruptcy stayed the pending arbitration proceedings. TPBC appeared in the bankruptcy proceedings on October 8, 2019 and filed a Proof of Claim in the amount of $113 million on December 13, 2019. On May 13, 2020, the bankruptcy court will conduct a hearing to determine whether the lenders or the contractors are entitled to the proceeds of any sale of the leasehold, which is the only property in the Developer’s bankruptcy estate, according to the bankruptcy filings. However, as of May 1, 2020, the sale of the leasehold has been delayed due to the COVID-19 pandemic.

Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, and STV Incorporated, as designer, seeking the same $113 million in damages. On August 20, 2018, the Port Authority filed a motion to dismiss, which was denied by the court on July 1, 2019. The Port Authority appealed this decision on July 15, 2019. On December 2, 2019, the Court of Appeal denied the Port Authority’s request to stay the trial court action pending the appeal. As a result, the lawsuit is proceeding against the Port Authority before the trial court. On January 13, 2020, the court dismissed STV Incorporated from the case.

On January 27, 2020, the Company filed separate litigation in the U.S. District Court for the Southern District of New York in which the Company asserted claims against individual owners of the Developer for their wrongful conversion of project funds and against certain lenders that received interest payments from project funds and other amounts earmarked to pay the contractors. On

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

April 20, 2020, motions to dismiss the case were filed on behalf of the defendants.

As of March 31, 2020, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.

(12)     Share-Based Compensation

As of March 31, 2020, there were 1,379,266 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the first three months of 2020 and 2019, the Company issued the following share-based instruments: (1) restricted stock units totaling 75,000 and 175,000 with weighted-average fair values per share of $13.93 and $20.41, respectively; and (2) stock options totaling 75,000 and 85,000 with weighted-average fair values per share of $3.94 and $7.57, respectively, and weighted-average per share exercise prices of $25.70 and $25.62, respectively.

The fair value of restricted and unrestricted stock units is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of stock options granted during the first three months of 2020 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 6.0 years, (ii) expected volatility of 44.91%, (iii) risk-free rate of 1.56%, and (iv) no quarterly dividends. Certain performance-based awards contain market condition components and are valued on the date of grant using a Monte Carlo simulation model.

For the three months ended March 31, 2020 and 2019, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $4.5 million and $5.5 million, respectively. As of March 31, 2020, the balance of unamortized share-based compensation expense was $18.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.

(13)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

The following table sets forth a summary of the net periodic benefit cost for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest cost	$758	$948
Expected return on plan assets	(1,006)	(1,043)
Amortization of net loss	592	463
Other	231	225
Net periodic benefit cost	$575	$593

The Company contributed $1.3 million and $0.7 million to its defined benefit pension plan during the three-month periods ended March 31, 2020 and 2019, respectively, and expects to contribute an additional $2.8 million by the end of 2020.

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

(14)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:

•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities

•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs

•Level 3 inputs are unobservable

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020				As of December 31, 2019
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$198,122	$—	$—	$198,122	$193,685	$—	$—	$193,685
Restricted cash(a)	5,956	—	—	5,956	8,416	—	—	8,416
Restricted investments(b)	—	75,409	—	75,409	—	70,974	—	70,974
Investments in lieu of retainage(c)	94,519	1,103	—	95,622	89,572	1,219	—	90,791
Total	$298,597	$76,512	$—	$375,109	$291,673	$72,193	$—	$363,866

____________________________________________________________________________________________________

(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.

(b)Restricted investments, as of March 31, 2020, consist of investments in corporate debt securities of $35.6 million, U.S. government agency securities of $38.3 million and corporate certificates of deposits of $1.5 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2019, restricted investments consisted of investments in corporate debt securities of $35.8 million, U.S. government agency securities of $33.8 million and corporate certificates of deposits of $1.4 million with maturities of up to five years. The amortized cost of these available-for-sale securities at March 31, 2020 and December 31, 2019 was not materially different from the fair value.

(c)Investments in lieu of retainage are included in retainage receivable and as of March 31, 2020 are comprised of money market funds of $94.5 million and municipal bonds of $1.1 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2019, investments in lieu of retainage consisted of money market funds of $89.6 million and municipal bonds of $1.2 million. The amortized cost of these available-for-sale securities at March 31, 2020 and December 31, 2019 was not materially different from the fair value.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $416.3 million and $485.0 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of the Convertible Notes was $184.5 million and $193.4 million as of March 31, 2020 and December 31, 2019, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings approximates fair value as of March 31, 2020 and December 31, 2019.

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

As of March 31, 2020, the Company had unconsolidated VIE-related current assets and liabilities of $0.7 million and $0.7 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2019, the Company had unconsolidated VIE-related current assets and liabilities of $1.5 million and $1.4 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of March 31, 2020.

As of March 31, 2020, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $339.1 million and $43.3 million, respectively, as well as current liabilities of $531.9 million related to the operations of its consolidated VIEs. As of December 31, 2019, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $365.0 million and $52.0 million, respectively, as well as current liabilities of $556.1 million related to the operations of its consolidated VIEs.

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

(16)     Changes in Equity

A reconciliation of the changes in equity for the three months ended March 31, 2020 and 2019 is provided below:

	Three Months Ended March 31, 2020
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - December 31, 2019	$50,279	$1,117,972	$313,991	$(42,100)	$(9,617)	$1,430,525
Net income	—	—	17,371	—	8,767	26,138
Other comprehensive loss	—	—	—	(1,028)	(2,020)	(3,048)
Share-based compensation	—	3,507	—	—	—	3,507
Issuance of common stock, net	298	(992)	—	—	—	(694)
Distributions to noncontrolling interests	—	—	—	—	(13,500)	(13,500)
Balance - March 31, 2020	$50,577	$1,120,487	$331,362	$(43,128)	$(16,370)	$1,442,928

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

The components of other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$591	$(168)	$423	$463	$(133)	$330
Foreign currency translation adjustments	(4,927)	914	(4,013)	479	(131)	348
Unrealized gain in fair value of investments	757	(215)	542	858	(185)	673
Total other comprehensive income (loss)	(3,579)	531	(3,048)	1,800	(449)	1,351
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	(2,020)	—	(2,020)	102	—	102
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(1,559)	$531	$(1,028)	$1,698	$(449)	$1,249

(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2019	$(37,826)	$(5,371)	$1,097	$(42,100)
Other comprehensive income (loss) before reclassifications	—	(1,993)	546	(1,447)
Amounts reclassified from AOCI	423	—	(4)	419
Total other comprehensive income (loss)	423	(1,993)	542	(1,028)
Balance as of March 31, 2020	$(37,403)	$(7,364)	$1,639	$(43,128)

Attributable to Tutor Perini Corporation:
Balance as of December 31, 2018	$(38,670)	$(6,315)	$(464)	$(45,449)
Other comprehensive income before reclassifications	—	246	665	911
Amounts reclassified from AOCI	330	—	8	338
Total other comprehensive income	330	246	673	1,249
Balance as of March 31, 2019	$(38,340)	$(6,069)	$209	$(44,200)

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2020 and 2019:

	Reportable Segments
			Specialty				Consolidated
(in thousands)	Civil	Building	Contractors	Total	Corporate		Total
Three Months Ended March 31, 2020
Total revenue	$580,087	$505,082	$282,452	$1,367,621	$—		$1,367,621
Elimination of intersegment revenue	(93,458)	(23,318)	(116)	(116,892)	—		(116,892)
Revenue from external customers	$486,629	$481,764	$282,336	$1,250,729	$—		$1,250,729
Income (loss) from construction operations	$46,121	$3,516	$8,279	$57,916	$(10,689)	(a)	$47,227
Capital expenditures	$11,192	$12	$473	$11,677	$16		$11,693
Depreciation and amortization(b)	$18,616	$427	$993	$20,036	$2,775		$22,811

Three Months Ended March 31, 2019
Total revenue	$383,622	$436,243	$191,527	$1,011,392	$—		$1,011,392
Elimination of intersegment revenue	(50,128)	(2,777)	—	(52,905)	—		(52,905)
Revenue from external customers	$333,494	$433,466	$191,527	$958,487	$—		$958,487
Income (loss) from construction operations	$41,745	$3,133	$(7,488)	$37,390	$(14,477)	(a)	$22,913
Capital expenditures	$14,012	$55	$123	$14,190	$222		$14,412
Depreciation and amortization(b)	$9,370	$503	$1,064	$10,937	$2,780		$13,717

____________________________________________________________________________________________________

(a)Consists primarily of corporate general and administrative expenses.

(b)Depreciation and amortization is included in income (loss) from construction operations.

A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Income from construction operations	$47,227	$22,913
Other income, net	481	422
Interest expense	(16,436)	(16,425)
Income before income taxes	$31,272	$6,910

Total assets by segment were as follows:

	As of	As of
(in thousands)	March 31, 2020	December 31, 2019
Civil	$2,877,417	$2,791,402
Building	1,094,207	995,298
Specialty Contractors	659,629	635,180
Corporate and other(a)	55,153	63,897
Total assets	$4,686,406	$4,485,777

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position as of March 31, 2020 and the results of our operations for the three months ended March 31, 2020 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2019, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

•The impact of the COVID-19 pandemic and related events that are beyond our control, including possible effects on our business and operations, customers and suppliers, and employees, contractors and subcontractors, which could affect adversely our projects and the geographic regions in which we conduct business;

•A significant slowdown or decline in economic conditions;

•Revisions of estimates of contract risks, revenue or costs; the timing of new awards; or the pace of project execution may result in losses or lower than anticipated profit;

•Unfavorable outcomes of existing or future litigation or dispute resolution proceedings against customers (project owners, developers, general contractors, etc.), subcontractors or suppliers, as well as failure to promptly recover significant working capital invested in projects subject to such matters;

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

•Failure to meet our obligations under our debt agreements;

•Decreases in the level of government spending for infrastructure and other public projects;

•Downgrades in our credit ratings;

•Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses;

•Client cancellations of, or reductions in scope under, contracts reported in our backlog;

•Increased competition and failure to secure new contracts;

•Impairment of our goodwill or other indefinite-lived intangible assets;

•The impact of inclement weather conditions on projects;

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

•Uncertainty from the expected discontinuance of the London Interbank Offered Rate and transition to any other interest rate benchmark; and

•Conversion of our outstanding Convertible Notes that could dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock.

Executive Overview

COVID-19 Update

In the first quarter of 2020, a novel strain of coronavirus, COVID-19, was declared a pandemic. Efforts in the United States to prevent the spread of COVID-19 and mitigate its impacts intensified during March 2020. All 50 states in the United States have declared states of emergency, and various countries around the world, including the United States, have taken steps to restrict travel. Many states and cities within the United States have also enacted temporary closures of businesses, issued stay-at-home orders and taken other restrictive measures in response to the pandemic. These actions and measures have been changing frequently, and often on a daily basis.

For the three months ended March 31, 2020, the COVID-19 pandemic did not have a significant impact on our business. The vast majority of our projects have been considered essential business activities, which has allowed our projects to continue while implementing new health and safety requirements. However, some of our projects, primarily for private (commercial) customers in our Building and Specialty Contractors segments, have experienced or continue to experience temporary suspensions or reduced project activities as a result of the COVID-19 pandemic. The greatest financial impact to the Company thus far has been in New York and California, primarily due to temporary suspensions, the impact of new social distancing and other health and safety requirements, and in some cases employee and subcontractor absences.

Due to the fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals react and respond to the pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, results of operations, financial condition or liquidity. Among other things, governments could prohibit the continuation of certain projects that to date have been designated as “essential” or could impose health, safety and other operational requirements on such projects that could result in delays to or suspensions of such projects. In addition, employees and contractors working on such projects could be unable or unwilling to continue working on them, perhaps for extended periods. The COVID-19 pandemic also could negatively affect the ability of counterparties or joint venture partners to make required payments on a timely basis or at all.

Operating Results

Consolidated revenue for the three months ended March 31, 2020 was $1.3 billion, up 30% compared to $1.0 billion for the same period in 2019. The strong growth was mostly attributable to increased activities on various infrastructure projects in the Civil and Specialty Contractors segments.

Income from construction operations for the first quarter of 2020 was $47.2 million, more than double when compared to $22.9 million for the same period in 2019. The increase was primarily driven by improved performance on various projects in New York in the Specialty Contractors segment, as well as contributions associated with volume growth across all segments.

The effective tax rate was 16.4% for the three months ended March 31, 2020, compared to 31.7% for the comparable period in 2019. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.

Diluted earnings per share for the three months ended March 31, 2020 was $0.34 compared to a loss per share of $0.01 for the same quarter of 2019. The increase was primarily due to the factors discussed above that drove the increases in revenue and income from construction operations.

Consolidated new awards for the three months ended March 31, 2020 totaled $0.6 billion compared to $3.2 billion for the same period in 2019. The lower volume of new awards in the current year period was due to the timing of bidding for and awards of prospective project opportunities, which the Company expects will occur later in 2020, whereas the prior year period included a record volume of new awards. The Specialty Contractors and Building segments were the primary contributors to the new award activity in the first quarter of 2020. The most significant new awards were three military projects in North Carolina and Florida collectively totaling $133 million and a $64 million mining project in Alabama.

Consolidated backlog as of March 31, 2020 was $10.6 billion compared to $11.2 billion at December 31, 2019. Backlog declined in the first quarter of 2020 as a result of revenue not being fully offset by the volume of new awards. As of March 31, 2020, the mix of backlog by segment was approximately 54% for Civil, 24% for Building and 22% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2019 to March 31, 2020:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2019	Awards(a)	Recognized	March 31, 2020(b)
Civil	$6,037.2	$178.5	$(486.6)	$5,729.1
Building	2,790.3	183.0	(481.8)	2,491.5
Specialty Contractors	2,393.6	225.7	(282.3)	2,337.0
Total	$11,221.1	$587.2	$(1,250.7)	$10,557.6

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

While we did not experience significant adverse impacts to our business related to the COVID-19 pandemic in the first quarter of 2020, the situation remains fluid and uncertain, and therefore, the Company cannot assess the degree to which it might experience future adverse impacts. The general outlook for the Company’s growth in 2020 and over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, but the impact of the COVID-19 pandemic could adversely impact future performance and operations. In addition, the Company’s pace of growth could be impacted by project delays or the timing of project commencements, ramp-up activities and completions, as the Company has experienced in recent years. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments and limited competition for some of the largest project opportunities. In recent elections, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years, and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. As state and local governments respond to the economic burdens of the COVID-19 pandemic, they may delay or cancel planned infrastructure investments. They also may face reduced revenues from income and sales taxes, fuel taxes and tolls. The extent of such effects, their duration, and how state and local governments will respond remains uncertain, just as the scope and duration of the COVID-19 pandemic remains uncertain. The possibility of additional federal financial assistance or stimulus programs directed toward assisting state and local governments or specifically targeting significant investments in infrastructure have been discussed as possible additional pieces of the federal government’s ongoing response to the COVID-19 pandemic. Such additional federal financial assistance or stimulus programs could favorably impact the Company’s current work and prospective opportunities. However, the timing and significance of such additional federal government actions, if any, remain uncertain. In addition, several large, long-duration civil infrastructure programs with which we are already involved continue to progress. Finally, the COVID-19 pandemic’s dramatic impact on the U.S. economy has led to interest rates that once again are at record low levels and may be conducive to continued, and potentially increased, spending on infrastructure projects.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Revenue	$486.6	$333.5
Income from construction operations	46.1	41.8

Revenue for the three months ended March 31, 2020 increased 46% compared to the same period in 2019. The revenue growth was primarily due to increased project execution activities on several mass-transit projects in California, Minnesota and New York.

Income from construction operations for the three months ended March 31, 2020 increased 10% compared to the same period in 2019, primarily because of the absence of a prior year immaterial favorable adjustment on a project in California, but also due to the impact of incremental non-cash amortization expense related to the increased equity interest in a joint venture that the Company acquired in the fourth quarter of 2019.

Operating margin was 9.5% for the three months ended March 31, 2020 compared to 12.5% for the same period in 2019. The operating margin decrease was primarily attributable to the factors mentioned above that drove the changes in revenue and income from construction operations.

New awards in the Civil segment totaled $179 million for the three months ended March 31, 2020 compared to $1.7 billion for the same period in 2019. The lower volume of new awards in the current year period was due to the timing of bidding for and awards of prospective project opportunities, which the Company expects will occur later in 2020, whereas the prior year period included several new awards, most notably the $1.4 billion Purple Line Section 3 Stations project in California. The Civil segment’s most significant new award in the first quarter of 2020 was a $64 million mining project in Alabama. Several large Civil segment opportunities are expected to bid and potentially be awarded to the Company later this year.

Backlog for the Civil segment was $5.7 billion as of March 31, 2020 compared to $6.5 billion as of March 31, 2019. The higher backlog in the prior year period was primarily driven by the Purple Line Section 3 Stations project mentioned above. The decrease in backlog when compared to the prior year period was the result of strong revenue growth for the segment that was not fully offset by new awards. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.

Building Segment

Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Revenue	$481.8	$433.5
Income from construction operations	3.5	3.1

Revenue for the three months ended March 31, 2020 increased 11% compared to the same period in 2019. The revenue growth was primarily due to increased project execution activities on a hospitality and gaming project in Oklahoma.

Income from construction operations for the three months ended March 31, 2020 increased 12% compared to the same period in 2019, consistent with the revenue growth and, in particular, the increased activities on the hospitality and gaming project mentioned above.

Operating margin was 0.7% for the three months ended March 31, 2020 compared to 0.7% for the same period in 2019. Both periods were negatively impacted by immaterial project adjustments on certain projects as they progressed towards completion.

New awards in the Building segment totaled $183 million for the three months ended March 31, 2020 compared to $1.1 billion for the same period in 2019. The lower volume of new awards in the first quarter of 2020 was due to the timing of prospective project opportunities, which are expected to be awarded later in the year, whereas the first quarter of 2019 included several sizeable new awards, such as the Choctaw Casino and Resort project in Oklahoma, a large hospitality and gaming project in California and the Southland Gaming Casino and Hotel project in Arkansas. Significant new awards and contract adjustments in the first quarter of 2020 included three military projects in North Carolina and Florida collectively totaling $133 million.

Backlog for the Building segment was $2.5 billion as of March 31, 2020 compared to $3.0 billion as of March 31, 2019. The decrease was driven by revenue growth for the segment that was not fully offset by new awards. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. Barring any adverse impacts from the COVID-19 pandemic, demand for our building construction services is expected to continue due to ongoing customer spending supported by a favorable interest rate environment.

Specialty Contractors Segment

Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Revenue	$282.3	$191.5
Income (loss) from construction operations	8.3	(7.5)

Revenue for the first quarter of 2020 increased 47% compared to the first quarter of 2019. The revenue growth was principally driven by increased project execution activities on the Newark Airport Terminal One project in New Jersey and certain electrical and mechanical projects in New York.

Income from construction operations for the first quarter of 2020 was $8.3 million compared to a loss from construction operations of $7.5 million for the three months ended March 31, 2019. The increase in income from construction operations was primarily driven by the volume changes mentioned above in the explanation for the revenue growth, as well as the absence of prior year unfavorable closeout adjustments on certain electrical and mechanical projects in New York totaling $13.6 million, none of which were individually material.

Operating margin was 2.9% for the three months ended March 31, 2020 compared to (3.9)% for the same period in 2019. The margin change was mainly attributable to the aforementioned drivers of the increases in revenue and income (loss) from construction operations.

New awards in the Specialty Contractors segment totaled $226 million for the three months ended March 31, 2020 compared to $479 million for the same period in 2019.

Backlog for the Specialty Contractors segment was $2.3 billion as of March 31, 2020, up 11% compared to $2.1 billion as of March 31, 2019. The growth was driven by strong demand from public and private customers for our electrical and mechanical services on numerous civil and building projects. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s growing backlog of large Civil and Building segment projects, but it also remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $10.7 million during the three months ended March 31, 2020 compared to $14.8 million during the three months ended March 31, 2019. The decrease was primarily due to lower compensation-related expenses.

Other Income, Net, Interest Expense and Income Tax Expense

	Three Months Ended March 31,
(in millions)	2020	2019
Other income, net	$0.5	$0.4
Interest expense	(16.4)	(16.4)
Income tax expense	(5.1)	(2.2)

The effective income tax rate for the three months ended March 31, 2020 was 16.4% compared to 31.7% for the same period in 2019. The decrease in the effective income tax rate for the 2020 period primarily reflects the favorable impact of the 2019 net operating loss (“NOL”), which is allowed to be carried back up to five years as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020. Under the CARES Act, the Company’s NOL generated in 2019 may be carried back to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%, consequently generating a larger tax benefit from the NOL than that recognized prior to the enactment of the CARES Act. The favorable impact resulting from the enactment of the CARES Act was partially offset by the unfavorable impact of the vesting of restricted stock units for which a large portion of the share-based compensation expense recognized in prior periods will not be deductible for income tax purposes. For a further discussion of income taxes, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $350 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175 million and available cash balances as of March 31, 2020, will be sufficient to fund any working capital needs for the next 12 months, provided that we are not adversely impacted by unanticipated future events, including the COVID-19 pandemic as discussed in COVID-19 Update above. In addition, liquidity will be positively impacted in 2020 by certain provisions of the CARES Act, which will enable the Company to accelerate the collection of tax refunds associated with the 2019 NOL carryback and allow the deferral of certain 2020 Social Security payroll tax liabilities until the end of 2021 and 2022. As discussed in the section entitled Debt below, we intend to seek to repurchase the Convertible Notes in 2020 using available liquidity. Subject to certain limitations, we are permitted to utilize available credit capacity from our 2017 Credit Facility to repurchase the Convertible Notes. Alternatively, we may pursue amendment of the 2017 Credit Facility and/or exchange the Convertible Notes.

Cash and Working Capital

Cash and cash equivalents were $198.1 million as of March 31, 2020 compared to $193.7 million as of December 31, 2019. Cash immediately available for general corporate purposes was $80.9 million and $43.8 million as of March 31, 2020 and December 31, 2019, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $81.4 million as of March 31, 2020 compared to $79.4 million as of December 31, 2019.

During the three months ended March 31, 2020, net cash used in operating activities was $34.0 million due primarily to investments in project working capital partially offset by cash generated from earnings sources. The change in working capital primarily reflects an increase in accounts receivable due to timing of collections, partially offset by an increase in accounts payable due to timing of payments to suppliers and subcontractors. During the three months ended March 31, 2019, net cash used in operating activities was $124.8 million due primarily to investments in project working capital that exceeded cash generated from earnings sources. The change in working capital primarily reflected an increase in accounts receivable due to timing of collections.

Cash flow from operating activities increased $90.8 million when comparing the first three months of 2020 with the same period of 2019. The improvement in the 2020 period primarily reflects a current year increase in accounts payable compared to a decrease in the prior year due to favorable timing of payments to suppliers and subcontractors, along with a larger increase in billings in excess of costs and estimated earnings, partially offset by a larger increase in accounts receivable in the current year period.

Cash used for investing activities during the first three months of 2020 and 2019 was $14.6 million and $19.2 million, respectively, primarily due to the acquisition of property and equipment for projects and investment in securities.

For the first three months of 2020, net cash provided by financing activities was $50.6 million, which was primarily driven by increased net borrowings of $64.8 million partially offset by $13.5 million of cash distributions to noncontrolling interests. Net cash provided by financing activities for the comparable period in 2019 was $130.7 million, which was primarily driven by increased net borrowings of $134.3 million.

At March 31, 2020, we had working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.62 and a ratio of debt to equity of 0.63, compared to working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.66 and a ratio of debt to equity of 0.58 at December 31, 2019.

Debt

Summarized below are the key terms of the 2017 Credit Facility as of March 31, 2020. For additional information regarding our outstanding debt, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements, as applicable.

2017 Credit Facility

On April 20, 2017, we entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provides for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swingline loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes are outstanding on December 17, 2020, in which case all such borrowings will mature on December 17, 2020 (the “spring-forward provision”), provided however (i) if the Convertible Notes are refinanced in full with the proceeds of permitted refinancing indebtedness in accordance with the terms of the 2017 Credit Facility, the maturity date for the 2017 Credit Facility will remain April 20, 2022 and (ii) if the Company issues “New Convertible Notes” (as defined in the 2017 Credit Facility) and retires the Convertible Notes in full, the maturity date for the 2017 Credit Facility will be the earlier of (x) April 20, 2022 or (y) 90 days prior to the maturity date for such New Convertible Notes. The 2017 Credit Facility also permits additional borrowings in an aggregate amount of $150 million, which can be in the form of increased capacity on the 2017 Revolver or the establishment of one or more term loans. On May 7, 2019, certain provisions of the 2017 Credit Facility were amended, including setting the maximum leverage ratio at 3.50:1.00. For additional information regarding the terms of our 2017 Credit Facility, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

As a result of the spring-forward provision mentioned above, the facility will mature on December 17, 2020 if the Convertible Notes remain outstanding at that time. The Company does not have call rights that allow it to unilaterally redeem the Convertible Notes. However, the Company intends to seek to repurchase the Convertible Notes in 2020 using available liquidity. Subject to certain limitations, the Company is permitted to utilize available credit capacity from the 2017 Credit Facility to repurchase the Convertible Notes. Alternatively, the Company may pursue amendment of the 2017 Credit Facility and/or exchange the Convertible Notes. The Company continues to assess its various alternatives to determine the financial strategy best suited to the Company’s needs and that will provide the most favorable terms, taking into account the Company’s liquidity requirements and anticipated cash flows. Due to the spring-forward provision in the 2017 Credit Facility, all borrowings under the facility are included in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet as of March 31, 2020.

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended March 31, 2020
	Actual	Required
Fixed charge coverage ratio	3.58 to 1.00	> or = 1.25 : 1.00
Leverage ratio	2.88 to 1.00	< or = 3.50 : 1.00

As of March 31, 2020, we were in compliance and expect to continue to be in compliance with the covenants under the 2017 Credit Facility.

Contractual Obligations

There have been no material changes in our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of our accounting policies related to goodwill.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019, updated by Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The risk factor discussed below is intended to supplement the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic could adversely impact our business, financial condition or results of operations.

The COVID-19 pandemic has created volatility, uncertainty and economic disruption for the Company, our customers, subcontractors and suppliers, and the markets in which we do business. The scope and impact of the COVID-19 pandemic changed quickly during the first few months of 2020, and shelter-in-place rules and other limitations on conducting business generally did not come into effect in geographies where we do business until March 2020. Even where such rules and limitations have been implemented, only certain projects, primarily for private (commercial) customers in our Building and Specialty Contractors segments, have experienced temporary delays. The vast majority of the Company’s projects, especially in the Civil segment, have been designated as essential business, which allows the Company to continue work on those projects. Consequently, the Company’s operations were not significantly impacted during the three months ended March 31, 2020. However, health and economic conditions in the United States have continued to change, and in many instances have worsened, and changing conditions as well as the reactions of government and customers to such changes could adversely affect our business, possibly for a sustained period. It is too early to assess the full impact that the COVID-19 pandemic, and the actions taken in response to it, will have on our employees, our operating segments and practices, our customers, subcontractors and suppliers, and the regions that we serve, or on our financial condition and results of operations as a whole.

The full impact depends on many factors that are uncertain or not yet identifiable, and in many cases are out of our control. These factors could include, among other things: (1) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on the U.S. and global economies; (2) the health and welfare of our employees, and those of our customers, subcontractors and suppliers; (3) evolving business and government actions in response to the pandemic, including stay-at-home measures, changes to what are considered “essential” businesses, social distancing measures, travel bans and additional health and safety requirements that we may be required to observe in order to continue working on our projects; (4) the varying impact that the pandemic may have on industries we serve and on government spending for infrastructure projects, including reduced government spending on infrastructure as a result of lower revenues from taxes and tolls; (5) the response of our customers or prospective customers to the pandemic, including delays, stoppages or terminations of existing projects or potential new awards; (6) increases in our receivables if our customers fail to pay, delay making payments, request financial concessions or if we experience delays in resolving claims and disputes (e.g., delays in court proceedings or settlement discussions); (7) limitations and higher costs associated with obtaining financing; (8) potential challenges with suppliers that could limit the availability or cost of materials; (9) potential interruptions to our information systems and technology or breaches in our data security due to increasing use of remote communications and access; and (10) the timing of finding effective treatments, a vaccine or a cure for COVID-19. Such events may result in fewer projects or delays in projects or bidding opportunities. Any of these events and others we have not yet identified could cause or contribute to the risks and uncertainties facing the Company and our customers and could materially adversely affect our business or portions thereof, and our financial condition, results of operations and/or stock price.

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

For the quarter ended March 31, 2020, we do not have any mine safety violations or other regulatory matters to disclose pursuant to Section 1503(a) of the Dodd-Frank Act or Item 104 of Regulation S-K.

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibits	Description
10.1	Employment Offer Letter, dated July 19, 2019, by and between Tutor Perini Corporation and Jean J. Abiassi.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: May 6, 2020	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer