Form 10-Q
period 2020-06-30
TUTOR PERINI CORP
filed 2020-07-29
CIK 77543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at July 22, 2020 was 50,771,288.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per common share amounts)	2020	2019	2020	2019
REVENUE	$1,276,427	$1,125,275	$2,527,156	$2,083,762
COST OF OPERATIONS	(1,158,673)	(1,024,332)	(2,298,322)	(1,894,349)
GROSS PROFIT	117,754	100,943	228,834	189,413
General and administrative expenses	(60,058)	(62,797)	(123,911)	(128,354)
Goodwill impairment	—	(379,863)	—	(379,863)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	57,696	(341,717)	104,923	(318,804)
Other income (expense)	(797)	900	(316)	1,322
Interest expense	(16,464)	(17,522)	(32,900)	(33,947)
INCOME (LOSS) BEFORE INCOME TAXES	40,435	(358,339)	71,707	(351,429)
Income tax (expense) benefit	(9,576)	42,900	(14,710)	40,712
NET INCOME (LOSS)	30,859	(315,439)	56,997	(310,717)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	12,150	5,091	20,917	10,169
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$18,709	$(320,530)	$36,080	$(320,886)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.37	$(6.38)	$0.71	$(6.40)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.37	$(6.38)	$0.71	$(6.40)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,667	50,224	50,502	50,161
DILUTED	50,935	50,224	50,885	50,161

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
NET INCOME (LOSS)	$30,859	$(315,439)	$56,997	$(310,717)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	424	331	847	661
Foreign currency translation adjustments	1,655	810	(2,358)	1,158
Unrealized gain in fair value of investments	1,306	686	1,848	1,359
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3,385	1,827	337	3,178

COMPREHENSIVE INCOME (LOSS)	34,244	(313,612)	57,334	(307,539)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13,004	5,248	19,751	10,428
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$21,240	$(318,860)	$37,583	$(317,967)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of June 30,	As of December 31,
(in thousands, except share and per share amounts)	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($92,056 and $103,850 related to variable interest entities ("VIEs"))	$182,599	$193,685
Restricted cash	8,892	8,416
Restricted investments	75,382	70,974
Accounts receivable ($129,081 and $91,090 related to VIEs)	1,586,560	1,354,519
Retainage receivable ($98,304 and $89,132 related to VIEs)	581,495	562,375
Costs and estimated earnings in excess of billings ($26,392 and $22,764 related to VIEs)	1,149,103	1,123,544
Other current assets ($55,286 and $58,128 related to VIEs)	222,392	197,473
Total current assets	3,806,423	3,510,986
PROPERTY AND EQUIPMENT ("P&E"), net of accumulated depreciation of $417,575 and $388,147 (net P&E of $34,669 and $49,919 related to VIEs)	504,722	509,685
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	140,674	155,270
OTHER ASSETS	106,641	104,693
TOTAL ASSETS	$4,763,603	$4,485,777

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, net of unamortized discount and debt issuance costs totaling $11,911 and $0	$320,790	$124,054
Accounts payable ($110,676 and $93,848 related to VIEs)	770,515	682,699
Retainage payable ($19,589 and $13,967 related to VIEs)	278,045	252,181
Billings in excess of costs and estimated earnings ($434,608 and $422,847 related to VIEs)	962,446	844,389
Accrued expenses and other current liabilities ($16,212 and $25,402 related to VIEs)	209,576	206,533
Total current liabilities	2,541,372	2,109,856
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $5,190 and $23,343	515,629	710,422
DEFERRED INCOME TAXES	41,329	35,686
OTHER LONG-TERM LIABILITIES	201,132	199,288
TOTAL LIABILITIES	3,299,462	3,055,252
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 75,000,000 shares ($1 par value), issued and outstanding 50,771,288 and 50,278,816 shares	50,771	50,279
Additional paid-in capital	1,124,672	1,117,972
Retained earnings	350,071	313,991
Accumulated other comprehensive loss	(40,597)	(42,100)
Total stockholders' equity	1,484,917	1,440,142
Noncontrolling interests	(20,776)	(9,617)
TOTAL EQUITY	1,464,141	1,430,525
TOTAL LIABILITIES AND EQUITY	$4,763,603	$4,485,777

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$56,997	$(310,717)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Goodwill impairment	—	379,863
Depreciation	34,180	26,543
Amortization of intangible assets	14,596	1,771
Share-based compensation expense	8,264	10,078
Change in debt discount and deferred debt issuance costs	7,046	6,442
Deferred income taxes	5,423	(50,321)
Loss (gain) on sale of property and equipment	31	(1,479)
Changes in other components of working capital	(68,471)	(177,471)
Other long-term liabilities	1,295	3,209
Other, net	(1,131)	596
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	58,230	(111,486)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(31,386)	(39,346)
Proceeds from sale of property and equipment	1,082	3,629
Investment in securities	(13,319)	(13,660)
Proceeds from maturities and sales of investments in securities	10,985	8,131
NET CASH USED IN INVESTING ACTIVITIES	(32,638)	(41,246)

Cash Flows from Financing Activities:
Proceeds from debt	752,843	716,139
Repayment of debt	(757,141)	(527,159)
Cash payments related to share-based compensation	(994)	(2,363)
Distributions paid to noncontrolling interests	(30,910)	(4,000)
Contributions from noncontrolling interests	—	5,379
Debt modification costs	—	(504)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(36,202)	187,492

Net increase (decrease) in cash, cash equivalents and restricted cash	(10,610)	34,760
Cash, cash equivalents and restricted cash at beginning of period	202,101	119,863
Cash, cash equivalents and restricted cash at end of period	$191,491	$154,623

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1)     Basis of Presentation

The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 may not be indicative of the results that will be achieved for the full year ending December 31, 2020.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2020 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions to ease the potential accounting and financial reporting burden associated with transitioning away from reference rates that are expected to be discontinued, including the London Interbank Offered Rate (“LIBOR”). ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The adoption of the new standard has not had and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The following new accounting pronouncement requires implementation in future periods.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(3)     Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Civil segment revenue by end market:
Mass transit (includes transportation and tunneling projects)	$354,809	$243,620	$651,952	$389,870
Bridges	89,100	86,467	141,284	155,774
Highways	35,591	60,244	68,173	101,287
Military defense facilities	35,042	13,140	58,652	23,421
Water	29,548	4,658	53,292	14,326
Other	24,886	65,529	82,252	122,474
Total Civil segment revenue	$568,976	$473,658	$1,055,605	$807,152

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Building segment revenue by end market:
Commercial and industrial facilities	$106,899	$115,193	$239,948	$224,546
Hospitality and gaming	107,942	53,576	226,929	122,885
Municipal and government	79,223	68,580	148,725	130,542
Mass transit (includes transportation projects)	66,552	41,211	124,399	70,388
Education facilities	47,038	47,062	78,660	89,590
Health care facilities	32,418	60,796	68,307	141,023
Mixed use	13,101	9,316	23,073	24,591
Other	19,848	32,584	44,744	58,219
Total Building segment revenue	$473,021	$428,318	$954,785	$861,784

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Specialty Contractors segment revenue by end market:
Mass transit (includes transportation and tunneling projects)	$118,634	$100,016	$267,305	$181,411
Commercial and industrial facilities	20,499	43,618	74,004	87,641
Multi-unit residential	37,611	19,225	64,104	30,614
Education facilities	10,338	14,036	26,895	25,616
Mixed use	10,536	18,036	24,338	28,705
Health care facilities	4,283	9,248	6,805	20,899
Other	32,529	19,120	53,315	39,940
Total Specialty Contractors segment revenue	$234,430	$223,299	$516,766	$414,826

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$503,828	$157,748	$113,623	$775,199	$381,438	$133,798	$114,255	$629,491
Federal agencies	42,590	34,648	11,292	88,530	26,979	44,396	2,761	74,136
Private owners	22,558	280,625	109,515	412,698	65,241	250,124	106,283	421,648
Total revenue	$568,976	$473,021	$234,430	$1,276,427	$473,658	$428,318	$223,299	$1,125,275

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by customer type:
State and local agencies	$899,873	$303,764	$246,496	$1,450,133	$638,545	$278,484	$211,326	$1,128,355
Federal agencies	79,251	66,621	21,048	166,920	50,137	84,547	10,530	145,214
Private owners	76,481	584,400	249,222	910,103	118,470	498,753	192,970	810,193
Total revenue	$1,055,605	$954,785	$516,766	$2,527,156	$807,152	$861,784	$414,826	$2,083,762

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$455,928	$114,229	$205,531	$775,688	$349,945	$136,250	$187,826	$674,021
Guaranteed maximum price	281	248,738	4,038	253,057	1,644	185,050	7,315	194,009
Unit price	111,790	629	18,442	130,861	116,285	2,800	20,183	139,268
Cost plus fee and other	977	109,425	6,419	116,821	5,784	104,218	7,975	117,977
Total revenue	$568,976	$473,021	$234,430	$1,276,427	$473,658	$428,318	$223,299	$1,125,275

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
			Specialty				Specialty
(in thousands)	Civil	Building	Contractors	Total	Civil	Building	Contractors	Total
Revenue by contract type:
Fixed price	$864,899	$219,827	$454,047	$1,538,773	$592,811	$250,609	$343,090	$1,186,510
Guaranteed maximum price	589	486,511	6,587	493,687	3,878	392,182	10,921	406,981
Unit price	183,148	1,163	39,593	223,904	201,163	8,028	39,186	248,377
Cost plus fee and other	6,969	247,284	16,539	270,792	9,300	210,965	21,629	241,894
Total revenue	$1,055,605	$954,785	$516,766	$2,527,156	$807,152	$861,784	$414,826	$2,083,762

Changes in Contract Estimates that Impact Revenue

Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three- and six-month periods ended June 30, 2020 related to performance obligations satisfied (or partially satisfied) in prior periods by $19.8 million and $35.6 million, respectively. Likewise, revenue was negatively impacted during the three- and six-month periods ended June 30, 2019 related to performance obligations satisfied (or partially satisfied) in prior periods by $14.6 million and $27.7 million, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2020, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.1 billion, $1.7 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. As of June 30, 2019, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.5 billion, $1.7 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Retainage receivable	$581,495	$562,375
Costs and estimated earnings in excess of billings:
Claims	729,170	705,993
Unapproved change orders	348,043	362,264
Other unbilled costs and profits	71,890	55,287
Total costs and estimated earnings in excess of billings	1,149,103	1,123,544
Capitalized contract costs	88,185	80,294
Total contract assets	$1,818,783	$1,766,213

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

Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and six months ended June 30, 2020, $12.5 million and $22.8 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and six months ended June 30, 2019, $8.6 million and $14.3 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Retainage payable	$278,045	$252,181
Billings in excess of costs and estimated earnings	962,446	844,389
Total contract liabilities	$1,240,491	$1,096,570

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

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and six months ended June 30, 2020 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $470.8 million and $565.9 million, respectively. Revenue recognized during the three and six months ended June 30, 2019 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $289.4 million and $391.9 million, respectively.

(5)     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
Cash and cash equivalents available for general corporate purposes	$57,651	$43,760
Joint venture cash and cash equivalents	124,948	149,925
Cash and cash equivalents	182,599	193,685
Restricted cash	8,892	8,416
Total cash, cash equivalents and restricted cash	$191,491	$202,101

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share data)	2020	2019	2020	2019
Net income (loss) attributable to Tutor Perini Corporation	$18,709	$(320,530)	$36,080	$(320,886)

Weighted-average common shares outstanding, basic	50,667	50,224	50,502	50,161
Effect of dilutive restricted stock units and stock options	268	—	383	—
Weighted-average common shares outstanding, diluted	50,935	50,224	50,885	50,161

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$0.37	$(6.38)	$0.71	$(6.40)
Diluted	$0.37	$(6.38)	$0.71	$(6.40)

Anti-dilutive securities not included above	2,209	4,191	2,209	4,354

For the three and six months ended June 30, 2019, all outstanding restricted stock units and stock options were excluded from the calculation of weighted-average diluted shares outstanding due to the net loss for the period.

(7)     Income Taxes

The Company’s effective income tax rate was 23.7% and 20.5% for the three and six months ended June 30, 2020, respectively. The effective income tax rate for the six months ended June 30, 2020 primarily reflects the favorable impact of the 2019 net operating loss (“NOL”), which is allowed to be carried back up to five years as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020. Under the CARES Act, the Company’s NOL generated in 2019 may be carried back to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%, consequently generating a larger tax benefit from the NOL due to the enactment of the CARES Act. The favorable impact resulting from the enactment of the CARES Act was partially offset by the unfavorable impact of the vesting of restricted stock units for which a large portion of the share-based compensation expense recognized in prior periods will not be deductible for income tax purposes. For the three and six months ended June 30, 2020, the effective income tax rates differed from the federal statutory rate also as a result of state income taxes, with the increases partially offset by earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company.

For the three and six months ended June 30, 2019, the Company recognized income tax benefits of $42.9 million and $40.7 million, with effective income tax rates of 12.0% and 11.6%, respectively. The Company’s provisions for income taxes and effective tax rates for the three and six months ended June 30, 2019 were significantly impacted by the goodwill impairment charge of $379.9 million. Of the total goodwill impairment charge, approximately $209.5 million pertained to goodwill that was not tax deductible and yielded permanent differences between book income and taxable income. The Company recognized a tax benefit totaling $50.4 million as a result of the impairment charge. The adjusted effective income tax rates, which exclude the tax benefit resulting from the goodwill impairment charge, were 34.7% and 34.0% for the three and six months ended June 30, 2019, respectively, and primarily reflected the unfavorable impact of expired stock options for which the share-based compensation expense recognized in prior periods will not be deductible for income taxes. For the three and six months ended June 30, 2019, the adjusted effective income tax rates were higher

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

than the federal statutory rate also as a result of state income taxes, with the increases partially offset by earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company.

(8)      Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill since its inception through June 30, 2020:

			Specialty
(in thousands)	Civil	Building	Contractors	Total
Gross goodwill	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment	(286,931)	(424,724)	(156,193)	(867,848)
Balance as of December 31, 2019	205,143	—	—	205,143
Current year activity	—	—	—	—
Balance as of June 30, 2020	$205,143	$—	$—	$205,143

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

During the first half of 2020, the novel coronavirus (“COVID-19”) pandemic, as well as the actions taken to contain and mitigate its public health effects, caused disruptions in domestic and global economies and financial markets. The vast majority of the Company’s projects, especially in its Civil reporting unit, have been designated as essential business, which allows the Company to continue its work on those projects. As such, the Civil reporting unit’s operations were not materially impacted during the three and six months ended June 30, 2020. However, due to the fluidity of the pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals react and respond to the COVID-19 pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, financial condition or performance. Among other things, governments could prohibit the continuation of certain projects that to date have been designated as “essential” or could impose health, safety and other operational requirements on such projects that could result in delays to or suspensions of such projects. In addition, employees and contractors working on such projects could be unable or unwilling to continue working on them, perhaps for extended periods. The COVID-19 pandemic also could negatively affect the ability of counterparties or joint venture partners to make required payments on a timely basis or at all.

The Company will continue to monitor events and circumstances for changes that indicate the Civil reporting unit goodwill would need to be reevaluated for impairment during future interim periods prior to the annual impairment test. These future events and circumstances include, but are not limited to, changes in the overall financial performance of the Civil reporting unit, impacts to our business as a result of the COVID-19 pandemic, as well as other quantitative and qualitative factors which could indicate potential triggering events for possible impairment.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Intangible Assets

Intangible assets consist of the following:

	As of June 30, 2020				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
(in thousands)	Cost	Amortization	Charge	Value	Period
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(22,511)	(23,232)	28,607	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(21,575)	(16,645)	1,580	12 years
Construction contract backlog	149,290	(89,213)	—	60,077	3 years
Total	$387,040	$(133,299)	$(113,067)	$140,674

	As of December 31, 2019				Weighted
			Accumulated		Average
		Accumulated	Impairment	Carrying	Amortization
(in thousands)	Cost	Amortization	Charge	Value	Period
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(21,267)	(23,232)	29,851	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(21,048)	(16,645)	2,107	12 years
Construction contract backlog	149,290	(76,388)	—	72,902	3 years
Total	$387,040	$(118,703)	$(113,067)	$155,270

Amortization expense for the three and six months ended June 30, 2020 was $8.8 million and $14.6 million, respectively. Amortization expense for the three and six months ended June 30, 2019 was $0.9 million and $1.8 million, respectively. As of June 30, 2020, amortization expense is estimated to be $19.5 million for the remainder of 2020, $26.4 million in 2021, $22.0 million in 2022 and $2.5 million per year for the years 2023 through 2025.

The Company performed an annual impairment assessment of its non-amortizable trade names in the fourth quarter of 2019 using a qualitative approach to determine whether conditions existed to indicate that it was more likely than not that the fair value of non-amortizable trade names is less than their carrying values. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the non-amortizable trade names was greater than their carrying values, and therefore a quantitative analysis was not required. In addition, no triggering events occurred and no circumstances changed since the date of our annual impairment test that would indicate impairment of the Company’s non-amortizable trade names.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(9)     Financial Commitments

Long-Term Debt

Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2020	2019
2017 Senior Notes	$494,810	$494,365
2017 Credit Facility	100,000	114,000
Convertible Notes	188,089	182,292
Equipment financing and mortgages	44,917	39,159
Other indebtedness	8,603	4,660
Total debt	836,419	834,476
Less: Current maturities	320,790	124,054
Long-term debt, net	$515,629	$710,422

The following table reconciles the outstanding debt balance to the reported debt balances as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020			As of December 31, 2019
(in thousands)	Outstanding Debt	Unamortized Discount and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discount and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(5,190)	$494,810	$500,000	$(5,635)	$494,365
Convertible Notes	200,000	(11,911)	188,089	200,000	(17,708)	182,292

The unamortized issuance costs related to the 2017 Credit Facility were $2.9 million and $3.7 million as of June 30, 2020 and December 31, 2019, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets.

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

Borrowings under the 2017 Revolver bear interest, at the Company’s option, at a rate equal to (a) LIBOR plus a margin of between 1.50% and 3.00% or (b) a base rate (determined by reference to the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds effective rate plus 50 basis points, (iii) the LIBOR rate for a one-month interest period plus 100 basis points and (iv) 0%), plus a margin of between 0.50% and 2.00%, in each case based on the Consolidated Leverage Ratio (as defined in the 2017 Credit Facility). In addition to paying interest on outstanding principal under the 2017 Credit Facility, the Company will pay a commitment fee to the lenders under the 2017 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If an event of default occurs and is continuing, the otherwise applicable margin and letter of credit fees will be increased 2% per annum. The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 3.66% during the six months ended June 30, 2020.

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

As of June 30, 2020, there was $250 million available under the 2017 Revolver, and the Company had not utilized the 2017 Credit Facility for letters of credit. The Company was in compliance with the financial covenants under the 2017 Credit Facility as of June 30, 2020.

As a result of the spring-forward provision mentioned above, the facility will mature on December 17, 2020 if the Convertible Notes remain outstanding at that time. The Company does not have call rights that allow it to unilaterally redeem the Convertible Notes. Due to the spring-forward provision in the 2017 Credit Facility, all borrowings under the facility are included in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet as of June 30, 2020. The Company continues to evaluate options to address the spring-forward provision and refinancing or retirement of the outstanding Convertible Notes.

Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. The Convertible Notes are unsecured obligations of the Company and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semi-annually in June and December, and are included in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet as of June 30, 2020.

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

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of June 30, 2020, the conversion provisions of the Convertible Notes have not been triggered.

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Cash interest expense:
Interest on 2017 Senior Notes	$8,593	$8,594	$17,187	$17,187
Interest on 2017 Credit Facility	2,338	3,682	4,753	6,327
Interest on Convertible Notes	1,438	1,438	2,875	2,875
Other interest	535	541	1,039	1,116
Total cash interest expense	12,904	14,255	25,854	27,505

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	2,933	2,671	5,797	5,279
Amortization of debt issuance costs on 2017 Credit Facility	402	387	804	749
Amortization of debt issuance costs on 2017 Senior Notes	225	209	445	414
Total non-cash interest expense	3,560	3,267	7,046	6,442

Total interest expense	$16,464	$17,522	$32,900	$33,947

____________________________________________________________________________________________________

(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and the Convertible Notes were 7.13% and 9.39%, respectively, for the six months ended June 30, 2020.

(10)     Leases

The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2020, the Company’s operating leases have remaining lease terms ranging from less than one year to 10 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table presents components of lease expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$3,661	$3,921	$7,428	$7,702
Short-term lease expense(a)	23,056	16,486	40,321	33,057
	26,717	20,407	47,749	40,759
Less: Sublease income	329	262	658	521
Total lease expense	$26,388	$20,145	$47,091	$40,238

____________________________________________________________________________________________________

(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

The following table presents supplemental balance sheet information related to operating leases:

		As of June 30,	As of December 31,
(dollars in thousands)	Balance Sheet Line Item	2020	2019
Assets
ROU assets	Other assets	$38,909	$40,156
Total lease assets		$38,909	$40,156
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$10,255	$11,392
Long-term lease liabilities	Other long-term liabilities	31,869	31,900
Total lease liabilities		$42,124	$43,292
Weighted-average remaining lease term (in years)		5.0	5.0
Weighted-average discount rate		6.77%	5.96%

The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(7,386)	$(7,622)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$4,923	$6,040

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2020:

Year (in thousands)	Operating Leases
2020 (excluding the six months ended June 30, 2020)	$7,039
2021	10,588
2022	9,294
2023	7,582
2024	5,701
Thereafter	10,053
Total lease payments	50,257
Less: Imputed interest	8,133
Total	$42,124

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

As of June 30, 2020, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.

Alaskan Way Viaduct Matter

In January 2011, Seattle Tunnel Partners (“STP”), a joint venture between Dragados USA, Inc. and the Company, entered into a design-build contract with the Washington State Department of Transportation (“WSDOT”) for the construction of a large-diameter bored tunnel in downtown Seattle, King County, Washington to replace the Alaskan Way Viaduct, also known as State Route 99. The Company has a 45% interest in STP.

The construction of the large-diameter bored tunnel required the use of a tunnel boring machine (“TBM”). In December 2013, the TBM struck a steel pipe, installed by WSDOT as a well casing for an exploratory well. The TBM was significantly damaged and was required to be repaired. STP has asserted that the steel pipe casing was a differing site condition that WSDOT failed to properly disclose. The Disputes Review Board mandated by the contract to hear disputes issued a decision finding the steel casing was a Type I (material) differing site condition. WSDOT did not accept that finding.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

In September 2018, rulings received on pre-trial motions effectively limited potential recovery under the Policy for STP, WSDOT and Hitachi. However, on December 19, 2018, the Court of Appeal granted the Company’s request for a discretionary appeal of those rulings. The appeal is expected to be heard in late 2020. STP submitted damages to the Insurers in the King County lawsuit in the amount of $532 million. STP also sought these damages from WSDOT related to the pipe-strike by the TBM in a related lawsuit in Thurston County (see following paragraph).

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

On June 5, 2020, the Developer, secured lenders and the Port Authority announced that they had reached a settlement of their disputes. As part of the settlement, the Port Authority waived the enforcement of its right to seek a “cure” pursuant to its lease agreement with the Developer which requires construction costs be paid prior to any sale of the leasehold, the sole asset in the Developer’s bankruptcy estate to be distributed in this bankruptcy. On July 14, 2020, the bankruptcy court conducted a hearing to determine (1) whether to approve the settlement agreement between the Developer, secured lenders and the Port Authority; and (2) whether TPBC can assert third-party beneficiary rights to the lease agreement and require that prior to the sale of the leasehold, any outstanding costs owed to contractors for the cost of building the project must be paid pursuant to the lease agreement’s “cure” provisions. At this hearing, the bankruptcy court indicated that it will issue a formal order approving the settlement and denying TPBC’s third-party beneficiary rights under the lease agreement. TPBC plans to appeal the decision, once it is formally issued, to challenge the denial of its third-party beneficiary rights under the lease agreement’s “cure” provisions and to avoid being subordinate to the claims of the secured lenders in the bankruptcy proceedings.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, and STV Incorporated, as designer, seeking the same $113 million in damages pursuant to the lease agreement between the Port Authority and the Developer. On August 20, 2018, the Port Authority filed a motion to dismiss, which was denied by the court on July 1, 2019. The Port Authority appealed this decision on July 15, 2019, and the appeal is expected to be decided in 2021. On December 2, 2019, the Court of Appeal denied the Port Authority’s request to stay the trial court action pending the appeal. As a result, the lawsuit is proceeding against the Port Authority before the trial court. On January 13, 2020, the court dismissed STV Incorporated from the case.

On January 27, 2020, TPBC filed separate litigation in the U.S. District Court for the Southern District of New York in which TPBC asserted related claims against individual owners of the Developer for their wrongful conversion of project funds and against certain lenders that received interest payments from project funds and other amounts earmarked to pay the contractors. On June 1, 2020, the defendants filed motions to dismiss, and a decision remains pending from the court.

As of June 30, 2020, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.

(12)     Share-Based Compensation

As of June 30, 2020, there were 1,185,089 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the first six months of 2020 and 2019, the Company granted the following share-based instruments: (1) restricted stock units totaling 75,000 and 175,000 with weighted-average fair values per share of $13.93 and $20.41, respectively; (2) stock options totaling 75,000 and 85,000 with weighted-average fair values per share of $3.94 and $7.57, respectively, and weighted-average per share exercise prices of $25.70 and $25.62, respectively; and (3) unrestricted stock units totaling 194,177 and 98,591 with weighted-average fair values per share of $8.60 and $15.72, respectively. During the six months ended June 30, 2019, 750,000 stock options with a weighted-average per share exercise price of $20.33 expired.

The fair value of restricted and unrestricted stock units is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of stock options granted during the first six months of 2020 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 6.0 years, (ii) expected volatility of 44.91%, (iii) risk-free rate of 1.56%, and (iv) no quarterly dividends. Certain performance-based awards contain market condition components and are valued on the date of grant using a Monte Carlo simulation model.

For the three and six months ended June 30, 2020, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $3.8 million and $8.3 million, respectively, and $4.6 million and $10.1 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the balance of unamortized share-based compensation expense was $14.8 million, which is expected to be recognized over a weighted-average period of 1.7 years.

(13)     Employee Pension Plans

The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following table sets forth a summary of the net periodic benefit cost for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest cost	$758	$948	$1,516	$1,896
Expected return on plan assets	(1,006)	(1,043)	(2,012)	(2,086)
Amortization of net loss	592	463	1,184	926
Other	231	225	462	450
Net periodic benefit cost	$575	$593	$1,150	$1,186

The Company contributed $2.2 million and $2.0 million to its defined benefit pension plan during each of the six-month periods ended June 30, 2020 and 2019, respectively, and expects to contribute an additional $1.9 million by the end of 2020.

(14)     Fair Value Measurements

The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:

•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities

•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs

•Level 3 inputs are unobservable

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020				As of December 31, 2019
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$182,599	$—	$—	$182,599	$193,685	$—	$—	$193,685
Restricted cash(a)	8,892	—	—	8,892	8,416	—	—	8,416
Restricted investments(b)	—	75,382	—	75,382	—	70,974	—	70,974
Investments in lieu of retainage(c)	98,837	1,208	—	100,045	89,572	1,219	—	90,791
Total	$290,328	$76,590	$—	$366,918	$291,673	$72,193	$—	$363,866

____________________________________________________________________________________________________

(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.

(b)Restricted investments, as of June 30, 2020, consist of investments in U.S. government agency securities of $37.5 million, corporate debt securities of $36.8 million and corporate certificates of deposits of $1.1 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2019, restricted investments consisted of investments in corporate debt securities of $35.8 million, U.S. government agency securities of $33.8 million and corporate certificates of deposits of $1.4 million with maturities of up to five years. The amortized cost of these available-for-sale securities at June 30, 2020 and December 31, 2019 was not materially different from the fair value.

(c)Investments in lieu of retainage are included in retainage receivable and as of June 30, 2020 are comprised of money market funds of $98.8 million and municipal bonds of $1.2 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2019, investments in lieu of retainage consisted of money market funds of $89.6 million and municipal bonds of $1.2 million. The amortized cost of these available-for-sale securities at June 30, 2020 and December 31, 2019 was not materially different from the fair value.

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $484.4 million and $485.0 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of the

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Convertible Notes was $190.7 million and $193.4 million as of June 30, 2020 and December 31, 2019, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings approximates fair value as of June 30, 2020 and December 31, 2019.

(15)     Variable Interest Entities (VIEs)

The Company may form joint ventures or partnerships with third parties for the execution of projects. In accordance with ASC 810, Consolidation (“ASC 810”), the Company assesses its partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. The Company considers a joint venture a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether a joint venture is a VIE.

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

As of June 30, 2020, the Company had unconsolidated VIE-related current assets and liabilities of $3.4 million and $3.3 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2019, the Company had unconsolidated VIE-related current assets and liabilities of $1.5 million and $1.4 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of June 30, 2020.

As of June 30, 2020, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $401.1 million and $36.4 million, respectively, as well as current liabilities of $581.1 million related to the operations of its consolidated VIEs. As of December 31, 2019, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $365.0 million and $52.0 million, respectively, as well as current liabilities of $556.1 million related to the operations of its consolidated VIEs.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

(16)     Changes in Equity

A reconciliation of the changes in equity for the three and six months ended June 30, 2020 and 2019 is provided below:

	Three Months Ended June 30, 2020
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - March 31, 2020	$50,577	$1,120,487	$331,362	$(43,128)	$(16,370)	$1,442,928
Net income	—	—	18,709	—	12,150	30,859
Other comprehensive income	—	—	—	2,531	854	3,385
Share-based compensation	—	4,185	—	—	—	4,185
Issuance of common stock, net	194	—	—	—	—	194
Distributions to noncontrolling interests	—	—	—	—	(17,410)	(17,410)
Balance - June 30, 2020	$50,771	$1,124,672	$350,071	$(40,597)	$(20,776)	$1,464,141

	Six Months Ended June 30, 2020
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity

Balance - December 31, 2019	$50,279	$1,117,972	$313,991	$(42,100)	$(9,617)	$1,430,525
Net income	—	—	36,080	—	20,917	56,997
Other comprehensive income (loss)	—	—	—	1,503	(1,166)	337
Share-based compensation	—	7,692	—	—	—	7,692
Issuance of common stock, net	492	(992)	—	—	—	(500)
Distributions to noncontrolling interests	—	—	—	—	(30,910)	(30,910)
Balance - June 30, 2020	$50,771	$1,124,672	$350,071	$(40,597)	$(20,776)	$1,464,141

	Three Months Ended June 30, 2019
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - March 31, 2019	$50,180	$1,105,184	$701,325	$(44,200)	$(17,310)	$1,795,179
Net income (loss)	—	—	(320,530)	—	5,091	(315,439)
Other comprehensive income	—	—	—	1,670	157	1,827
Share-based compensation	—	5,312	—	—	—	5,312
Issuance of common stock, net	99	—	—	—	—	99
Contributions from noncontrolling interests	—	—	—	—	2,581	2,581
Balance - June 30, 2019	$50,279	$1,110,496	$380,795	$(42,530)	$(9,481)	$1,489,559

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Six Months Ended June 30, 2019
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Earnings	Loss	Interests	Equity
Balance - December 31, 2018	$50,026	$1,102,919	$701,681	$(45,449)	$(21,288)	$1,787,889
Net income (loss)	—	—	(320,886)	—	10,169	(310,717)
Other comprehensive income	—	—	—	2,919	259	3,178
Share-based compensation	—	10,095	—	—	—	10,095
Issuance of common stock, net	253	(2,518)	—	—	—	(2,265)
Contributions from noncontrolling interests	—	—	—	—	5,379	5,379
Distributions to noncontrolling interests	—	—	—	—	(4,000)	(4,000)
Balance - June 30, 2019	$50,279	$1,110,496	$380,795	$(42,530)	$(9,481)	$1,489,559

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

The components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income:
Defined benefit pension plan adjustments	$592	$(168)	$424	$464	$(133)	$331
Foreign currency translation adjustments	1,973	(318)	1,655	1,072	(262)	810
Unrealized gain in fair value of investments	1,602	(296)	1,306	867	(181)	686
Total other comprehensive income	4,167	(782)	3,385	2,403	(576)	1,827
Less: Other comprehensive income attributable to noncontrolling interests(a)	854	—	854	157	—	157
Total other comprehensive income attributable to Tutor Perini Corporation	$3,313	$(782)	$2,531	$2,246	$(576)	$1,670

(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income:
Defined benefit pension plan adjustments	$1,183	$(336)	$847	$926	$(265)	$661
Foreign currency translation adjustment	(2,954)	596	(2,358)	1,551	(393)	1,158
Unrealized gain in fair value of investments	2,359	(511)	1,848	1,725	(366)	1,359
Total other comprehensive income	588	(251)	337	4,202	(1,024)	3,178
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	(1,166)	—	(1,166)	259	—	259
Total other comprehensive income attributable to Tutor Perini Corporation	$1,754	$(251)	$1,503	$3,943	$(1,024)	$2,919

(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three and six months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2020	$(37,403)	$(7,364)	$1,639	$(43,128)
Other comprehensive income before reclassifications	—	801	1,335	2,136
Amounts reclassified from AOCI	424	—	(29)	395
Total other comprehensive income	424	801	1,306	2,531
Balance as of June 30, 2020	$(36,979)	$(6,563)	$2,945	$(40,597)

	Six Months Ended June 30, 2020
	Defined		Unrealized	Accumulated
	Benefit	Foreign	Gain (Loss) in	Other
	Pension	Currency	Fair Value of	Comprehensive
(in thousands)	Plan	Translation	Investments, Net	Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2019	$(37,826)	$(5,371)	$1,097	$(42,100)
Other comprehensive income (loss) before reclassifications	—	(1,192)	1,881	689
Amounts reclassified from AOCI	847	—	(33)	814
Total other comprehensive income (loss)	847	(1,192)	1,848	1,503
Balance as of June 30, 2020	$(36,979)	$(6,563)	$2,945	$(40,597)

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2020 and 2019:

	Reportable Segments
			Specialty					Consolidated
(in thousands)	Civil	Building	Contractors	Total		Corporate		Total
Three Months Ended June 30, 2020
Total revenue	$644,685	$490,317	$234,497	$1,369,499		$—		$1,369,499
Elimination of intersegment revenue	(75,709)	(17,296)	(67)	(93,072)		—		(93,072)
Revenue from external customers	$568,976	$473,021	$234,430	$1,276,427		$—		$1,276,427
Income (loss) from construction operations	$65,398	$17,789	$(11,388)	$71,799	(a)	$(14,103)	(b)	$57,696
Capital expenditures	$18,951	$186	$255	$19,392		$301		$19,693
Depreciation and amortization(c)	$21,775	$428	$995	$23,198		$2,767		$25,965

Three Months Ended June 30, 2019
Total revenue	$541,117	$433,559	$223,299	$1,197,975		$—		$1,197,975
Elimination of intersegment revenue	(67,459)	(5,241)	—	(72,700)		—		(72,700)
Revenue from external customers	$473,658	$428,318	$223,299	$1,125,275		$—		$1,125,275
Income (loss) from construction operations	$(164,472)	$(3,810)	$(159,795)	$(328,077)	(d)	$(13,640)	(b)	$(341,717)
Capital expenditures	$24,439	$150	$110	$24,699		$235		$24,934
Depreciation and amortization(c)	$10,285	$497	$1,061	$11,843		$2,754		$14,597

____________________________________________________________________________________________________

(a)During the three months ended June 30, 2020, income (loss) from construction operations was impacted by $13.2 million (an unfavorable after-tax impact of $9.5 million, or $0.19 per diluted share) due to an adverse arbitration ruling pertaining to an electrical project in New York in the Specialty Contractors segment.

(b)Consists primarily of corporate general and administrative expenses.

(c)Depreciation and amortization is included in income (loss) from construction operations.

(d)During the three months ended June 30, 2019, the Company recorded a non-cash goodwill impairment charge of $379.9 million in income (loss) from construction operations (an unfavorable after-tax impact of $329.5 million, or $6.56 per diluted share) resulting from an interim impairment test the Company performed as of June 1, 2019.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

	Reportable Segments
			Specialty					Consolidated
(in thousands)	Civil	Building	Contractors	Total		Corporate		Total
Six Months Ended June 30, 2020
Total revenue	$1,224,771	$995,400	$516,949	$2,737,120		$—		$2,737,120
Elimination of intersegment revenue	(169,166)	(40,615)	(183)	(209,964)		—		(209,964)
Revenue from external customers	$1,055,605	$954,785	$516,766	$2,527,156		$—		$2,527,156
Income (loss) from construction operations	$111,519	$21,305	$(3,109)	$129,715	(a)	$(24,792)	(b)	$104,923
Capital expenditures	$30,143	$198	$728	$31,069		$317		$31,386
Depreciation and amortization(c)	$40,391	$855	$1,988	$43,234		$5,542		$48,776

Six Months Ended June 30, 2019
Total revenue	$924,739	$869,802	$414,826	$2,209,367		$—		$2,209,367
Elimination of intersegment revenue	(117,587)	(8,018)	—	(125,605)		—		(125,605)
Revenue from external customers	$807,152	$861,784	$414,826	$2,083,762		$—		$2,083,762
Income (loss) from construction operations	$(122,727)	$(677)	$(167,283)	$(290,687)	(d)	$(28,117)	(b)	$(318,804)
Capital expenditures	$38,451	$205	$233	$38,889		$457		$39,346
Depreciation and amortization(c)	$19,655	$1,000	$2,125	$22,780		$5,534		$28,314

____________________________________________________________________________________________________

(a)During the six months ended June 30, 2020, income (loss) from construction operations was impacted by $13.2 million (an unfavorable after-tax impact of $9.5 million, or $0.19 per diluted share) due to an adverse arbitration ruling pertaining to an electrical project in New York in the Specialty Contractors segment.

(b)Consists primarily of corporate general and administrative expenses.

(c)Depreciation and amortization is included in income (loss) from construction operations.

(d)During the six months ended June 30, 2019, the Company recorded a non-cash goodwill impairment charge of $379.9 million in income (loss) from construction operations (an unfavorable after-tax impact of $329.5 million, or $6.57 per diluted share) resulting from an interim impairment test the Company performed as of June 1, 2019.

A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Income (loss) from construction operations	$57,696	$(341,717)	$104,923	$(318,804)
Other income (expense)	(797)	900	(316)	1,322
Interest expense	(16,464)	(17,522)	(32,900)	(33,947)
Income (loss) before income taxes	$40,435	$(358,339)	$71,707	$(351,429)

TUTOR PERINI CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED

Total assets by segment were as follows:

	As of	As of
(in thousands)	June 30, 2020	December 31, 2019
Civil	$3,084,528	$2,791,402
Building	1,083,421	995,298
Specialty Contractors	664,161	635,180
Corporate and other(a)	(68,507)	63,897
Total assets	$4,763,603	$4,485,777

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses our financial position as of June 30, 2020 and the results of our operations for the three and six months ended June 30, 2020 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2019, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A below.

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

Executive Overview

COVID-19 Update

In the first quarter of 2020, the outbreak of a novel strain of coronavirus, COVID-19, was declared a pandemic. Efforts in the United States to prevent the spread of COVID-19 and mitigate its impacts intensified in March 2020. All 50 states in the United States declared states of emergency, and various countries around the world, including the United States, took steps to restrict travel. Many states and cities within the United States also enacted temporary closures of businesses, issued stay-at-home orders and implemented other restrictive measures in response to the pandemic. The COVID-19 pandemic did not have an impact on our business until mid-March 2020. The pandemic continued to impact certain projects through the middle to latter part of the second quarter, when certain states and cities began easing some restrictions to allow for the gradual re-opening and expansion of business activities and most of our affected projects of significance resumed more normalized operations. The pace of easing and the continued level of restrictions have varied across regions based on the rates of new COVID-19 cases and hospitalizations, and this variability is expected to continue until rates decrease to levels that are more acceptable to public health officials.

For the three and six months ended June 30, 2020, the Company estimates that the COVID-19 pandemic reduced revenue by $130 million and $190 million, respectively, income from construction operations by $9 million and $12 million, respectively, and diluted earnings per common share by $0.13 and $0.17, respectively. These estimated impacts primarily affected the results of the lower-margin Building and Specialty Contractors segments, as certain projects in the Specialty Contractors segment in New York and certain projects in the Building segment in California and Arkansas experienced reduced project execution activities and productivity primarily due to temporary project suspensions and restarts. The higher-margin Civil segment was not significantly impacted by the COVID-19 pandemic during the first half of 2020. The vast majority of our projects have been considered essential business activities, which has allowed projects to continue while implementing new health and safety requirements.

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

Operating Results

Despite the impacts from the COVID-19 pandemic described above, consolidated revenue for the three and six months ended June 30, 2020 was $1.3 billion and $2.5 billion, an increase of 13% and 21%, respectively, compared to $1.1 billion and $2.1 billion for the same periods in 2019. The growth was primarily attributable to increased activities on several infrastructure projects in California, Minnesota, and the Northeast, and certain building projects in California and Oklahoma. The increases were partially offset by the COVID-19 impacts mentioned above.

Income from construction operations for the three and six months ended June 30, 2020 was $57.7 million and $104.9 million, respectively, compared to a loss from construction operations of $341.7 million and $318.8 million for the same periods in 2019. Adjusted income from construction operations for the three and six months ended June 30, 2019, which is a non-GAAP financial measure and excludes the $379.9 million non-cash goodwill impairment charge, was $38.2 million and $61.1 million, respectively. (For a discussion of non-GAAP financial measures, including a reconciliation of non-GAAP financial measures to the most nearly comparable GAAP financial measures, see the section below titled Non-GAAP Financial Measures.) The increase for both periods was primarily driven by contributions from the above-mentioned infrastructure projects. For the six-month period of 2020, the increase was also partially driven by the absence of prior year unfavorable adjustments that totaled $20.0 million on certain electrical and mechanical projects in New York, none of which were individually material. The increases for both the second quarter and year-to-date 2020 periods were partially offset by the $13.2 million impact of an unfavorable arbitration ruling related to an electrical project in New York, incremental non-cash amortization expense of $7.9 million and $12.8 million for the three and six months ended June 30, 2020, respectively, related to the increased equity interest in a joint venture that the Company acquired in the fourth quarter of 2019, and the COVID-19 impacts mentioned above.

The provision for income taxes was $9.6 million and $14.7 million for the three and six months ended June 30, 2020, respectively, compared to an income tax benefit of $42.9 million and $40.7 million for the same periods in 2019. The effective tax rate was 23.7% and 20.5% for the three and six months ended June 30, 2020, respectively, compared to 12.0% and 11.6% for the comparable periods in 2019. The income tax benefits in the 2019 periods include the $50.4 million tax benefit recognized as a result of the goodwill impairment charge. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.

Diluted earnings per common share for the three and six months ended June 30, 2020 was $0.37 and $0.71, respectively, compared to a loss per share of $6.38 and $6.40 for the same periods in 2019. The COVID-19 pandemic had an estimated negative impact on diluted earnings per common share of $0.13 and $0.17 for the three and six months ended June 30, 2020. Adjusted diluted earnings per common share, which is a non-GAAP financial measure and excludes the goodwill impairment charge (and the associated tax benefit) for the three and six months ended June 30, 2019, was $0.18 and $0.17, respectively. The increase in adjusted diluted earnings per common share for both periods was principally due to the factors discussed above that drove the increase in income from construction operations.

Consolidated new awards for the three and six months ended June 30, 2020 totaled $0.7 billion and $1.3 billion, respectively, compared to $0.9 billion and $4.2 billion for the same periods in 2019. The lower volume of new awards in both current year periods was due to the timing of bidding for and awards of prospective project opportunities, which the Company expects will occur later in 2020 or in 2021. The Civil and Building segments were the primary contributors to the new award activity in the second quarter of 2020. The most significant new awards included more than $300 million of additional funding for various mass-transit projects, over $235 million for various building projects in California, the largest of which was a $69 million education building, and $67 million for various civil infrastructure projects in the Midwest. The COVID-19 pandemic has resulted in and could potentially continue to result in delays in the bidding and awarding of certain projects the Company is pursuing due to customer funding constraints and administrative challenges.

Consolidated backlog as of June 30, 2020 was $10.0 billion compared to $11.2 billion at December 31, 2019. Backlog declined as a result of the higher current year revenue generated from near-record backlog at the end of 2019 outpacing current year new awards. As of June 30, 2020, the mix of backlog by segment was approximately 55% for Civil, 23% for Building and 22% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2019 to June 30, 2020:

	Backlog at	New	Revenue	Backlog at
(in millions)	December 31, 2019	Awards(a)	Recognized	June 30, 2020(b)
Civil	$6,037.2	$555.3	$(1,055.6)	$5,536.9
Building	2,790.3	443.0	(954.8)	2,278.5
Specialty Contractors	2,393.6	306.4	(516.8)	2,183.2
Total	$11,221.1	$1,304.7	$(2,527.2)	$9,998.6

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

Because the COVID-19 pandemic remains fluid and uncertain, the Company cannot assess the degree to which it might experience future adverse impacts. The general outlook for the Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, but the impact of the COVID-19 pandemic could adversely affect future performance and operations. In addition, the Company’s growth could be impacted by project delays or the timing of project commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments and limited competition for some of the largest project opportunities. In recent elections, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years, and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. As state and local governments respond to the economic burdens of the COVID-19 pandemic, they may delay or cancel planned infrastructure investments due to reduced revenues from income and sales taxes, fuel taxes and tolls. The extent of such effects, their duration, and how state and local governments will respond remains uncertain, just as the scope and duration of the COVID-19 pandemic remains uncertain. The possibility of additional federal financial assistance or stimulus programs directed toward assisting state and local governments or specifically targeting significant investments in infrastructure have been discussed as possible additional pieces of the federal government’s ongoing response to the COVID-19 pandemic. Such additional federal financial assistance or stimulus programs could favorably impact the Company’s current work and prospective opportunities, though the timing and magnitude of such additional federal government actions, if any, remain uncertain. Meanwhile, several large, long-duration civil infrastructure programs with which we are already involved continue to progress. Finally, the COVID-19 pandemic’s dramatic impact on the U.S. economy has led to interest rates that remain at record low levels and may be conducive to continued, and potentially increased, spending on infrastructure projects.

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

These non-GAAP financial measures, which exclude the non-cash goodwill impairment charge incurred in the second quarter of 2019 (as well as the tax benefit associated with that charge), include adjusted income (loss) from construction operations, adjusted net income attributable to Tutor Perini Corporation, adjusted diluted earnings per common share and adjusted effective income tax rate. We also reference adjusted operating margin for each segment, which is a non-GAAP financial measure that we define as adjusted income (loss) from construction operations as a percentage of revenue. These non-GAAP financial measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled non-GAAP financial measures presented by other companies. Reconciliations of these non-GAAP financial measures to the most nearly comparable GAAP financial measures are presented below. There were no adjustments for the three and six months ended June 30, 2020; therefore, the non-GAAP financial measures do not differ from GAAP results in those periods.

Reconciliation of Non-GAAP Financial Measures
			Specialty		Consolidated
(in millions)	Civil	Building	Contractors	Corporate	Total
Three Months Ended June 30, 2019
Income (loss) from construction operations, as reported	$(164.5)	$(3.8)	$(159.8)	$(13.6)	$(341.7)
Plus: Goodwill impairment charge	210.2	13.5	156.2	—	379.9
Adjusted income (loss) from construction operations	$45.7	$9.7	$(3.6)	$(13.6)	$38.2

Six Months Ended June 30, 2019
Income (loss) from construction operations, as reported	$(122.7)	$(0.7)	$(167.3)	$(28.1)	$(318.8)
Plus: Goodwill impairment charge	210.2	13.5	156.2	—	379.9
Adjusted income (loss) from construction operations	$87.5	$12.8	$(11.1)	$(28.1)	$61.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts and percentages)	2020	2019	2020	2019
Net income (loss) attributable to Tutor Perini Corporation, as reported	$18.7	$(320.5)	$36.1	$(320.9)
Plus: Goodwill impairment charge	—	379.9	—	379.9
Less: Tax benefit provided on goodwill impairment charge	—	(50.4)	—	(50.4)
Adjusted net income attributable to Tutor Perini Corporation	$18.7	$9.0	$36.1	$8.6

Diluted earnings (loss) per common share, as reported	$0.37	$(6.38)	$0.71	$(6.40)
Plus: Goodwill impairment charge	—	7.56	—	7.57
Less: Tax benefit provided on goodwill impairment charge	—	(1.00)	—	(1.00)
Adjusted diluted earnings per common share	$0.37	$0.18	$0.71	$0.17

Effective income tax rate, as reported	23.7%	(12.0)%	20.5%	(11.6)%
Tax effect of goodwill impairment charge	—%	46.7%	—%	45.6%
Adjusted effective income tax rate	23.7%	34.7%	20.5%	34.0%

Results of Segment Operations

The results of our Civil, Building and Specialty Contractors segments are discussed below.

Civil Segment

Revenue, income (loss) from construction operations and adjusted income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenue	$569.0	$473.7	$1,055.6	$807.2
Income (loss) from construction operations, as reported	65.4	(164.5)	111.5	(122.7)
Plus: Goodwill impairment charge	—	210.2	—	210.2
Adjusted income from construction operations	$65.4	$45.7	$111.5	$87.5

Revenue for the three and six months ended June 30, 2020 increased 20% and 31%, respectively, compared to the same periods in 2019. The revenue growth for both periods was primarily due to overall increased project execution activities on various mass-transit projects in California and Minnesota. The COVID-19 pandemic had an insignificant impact on revenue in both periods (an estimated $15 million and $25 million, respectively).

Excluding the goodwill impairment charge in the second quarter of 2019, adjusted income from construction operations for the three and six months ended June 30, 2020 increased 43% and 27%, respectively, compared to the same periods in 2019. The increase was primarily driven by the volume growth mentioned above and improved performance on certain projects, partially offset by the impact of incremental non-cash amortization expense of $7.9 million and $12.8 million for the three and six months ended June 30, 2020, respectively, related to the increased equity interest in a joint venture that the Company acquired in the fourth quarter of 2019. The COVID-19 pandemic resulted in insignificant impacts on income from construction operations in both current year periods (an estimated $2 million in each period).

Operating margin was 11.5% and 10.6% for the three and six months ended June 30, 2020, respectively, compared to operating margin of (34.7)% and (15.2)% and adjusted operating margin of 9.6% and 10.8% for the same periods in 2019, which excludes the impact of the goodwill impairment charge. The difference in adjusted operating margin for the second quarter of 2020 was primarily driven by improved performance on several ongoing projects, partially offset by the aforementioned incremental amortization expense. For the first half of 2020, the difference in adjusted operating margin was principally driven by the same incremental amortization expense.

New awards in the Civil segment totaled $377 million and $555 million for the three and six months ended June 30, 2020, respectively, compared to $149 million and $1.8 billion for the same periods in 2019. The increased level of new awards in the second quarter of 2020 was primarily driven by more than $300 million of additional funding for various mass-transit projects, as well as

$67 million for various projects in the Midwest. The substantially lower volume of new awards in the first half of 2020 compared to the same period in 2019 was due to the timing of bidding for and awards of prospective project opportunities, which the Company expects will occur later in 2020 or 2021, whereas the prior year first-half period included the $1.4 billion Purple Line Section 3 Stations project in California. Several large Civil segment opportunities are expected to bid and potentially be awarded to the Company later this year and in 2021. However, the COVID-19 pandemic is resulting in revenue shortfalls for many state and local government agencies that could result in the deferral or cancellation of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of anticipated supplemental funding from the federal government.

Backlog for the Civil segment was $5.5 billion as of June 30, 2020 compared to $6.2 billion as of June 30, 2019. The higher backlog in the prior year period was primarily driven by the Purple Line Section 3 Stations project awarded in the first quarter of 2019. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.

Building Segment

Revenue, income (loss) from construction operations and adjusted income from construction operations for the Building segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenue	$473.0	$428.3	$954.8	$861.8
Income (loss) from construction operations, as reported	17.8	(3.8)	21.3	(0.7)
Plus: Goodwill impairment charge	—	13.5	—	13.5
Adjusted income from construction operations	$17.8	$9.7	$21.3	$12.8

Revenue for the three and six months ended June 30, 2020 increased 10% and 11%, respectively, compared to the same periods in 2019 primarily due to increased project execution activities on various projects in California, Oklahoma and the Northeast. The increases were partially offset by reduced activity on certain projects in California that are completed or nearing completion. Revenue grew in both periods of 2020 despite the negative impact of the COVID-19 pandemic, which resulted in delays on certain projects that impacted revenue by approximately $80 million and $115 million for the three and six months ended June 30, 2020, respectively.

Excluding the goodwill impairment charge in the second quarter of 2019, adjusted income from construction operations for the three and six months ended June 30, 2020 increased 84% and 66%, respectively, compared to the same periods in 2019. The increase for both periods was principally driven by the factors mentioned above that drove the increases in revenue. The COVID-19 pandemic resulted in insignificant impacts on income from construction operations in both current year periods (an estimated $2 million and $3 million, respectively).

Operating margin was 3.8% and 2.2% for the three and six months ended June 30, 2020, respectively, compared to operating margin of (0.9)% and (0.1)% and adjusted operating margin of 2.3% and 1.5% for the same periods in 2019, which excludes the impact of the goodwill impairment charge. The increase in adjusted operating margin for both periods was driven by the factors mentioned above that drove the increases in revenue and income from construction operations.

New awards in the Building segment totaled $260 million and $443 million for the three and six months ended June 30, 2020, respectively, compared to $328 million and $1.4 billion for the same periods in 2019. The lower volume of new awards in both periods of 2020 was due to the timing of prospective project opportunities, which are expected to be awarded later this year or in 2021, whereas the first half of 2019 included several sizeable new awards, such as the Choctaw Casino and Resort project in Oklahoma, a large hospitality and gaming project in California and the Southland Gaming Casino and Hotel project in Arkansas. Significant new awards in the second quarter of 2020 included over $235 million for various building projects in California, the largest of which was a $69 million education building. The COVID-19 pandemic is impacting demand in certain end markets, such as hospitality and gaming, which has resulted in and could continue to result in reduced project opportunities in those markets.

Backlog for the Building segment was $2.3 billion as of June 30, 2020 compared to $2.9 billion as of June 30, 2019. The decrease was driven by revenue growth for the segment that exceeded new awards, which were impacted by the timing of bidding and award activities, including in some instances delays as a result of the COVID-19 pandemic. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. Barring any further adverse impacts from the

COVID-19 pandemic, demand for our building construction services is expected to continue due to ongoing customer spending supported by a favorable interest rate environment.

Specialty Contractors Segment

Revenue, loss from construction operations and adjusted loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenue	$234.4	$223.3	$516.8	$414.8
Loss from construction operations, as reported	(11.4)	(159.8)	(3.1)	(167.3)
Plus: Goodwill impairment charge	—	156.2	—	156.2
Adjusted loss from construction operations	$(11.4)	$(3.6)	$(3.1)	$(11.1)

Revenue for the three and six months ended June 30, 2020 increased 5% and 25%, respectively, compared to the same periods in 2019. The increase for the year-to-date period was principally driven by an overall increase in project execution activities on various electrical and mechanical projects in the Northeast. Revenue grew in both periods of 2020 despite the impact of the COVID-19 pandemic, which resulted in delays on certain projects that negatively impacted revenue by approximately $35 million and $50 million for the three and six months ended June 30, 2020, respectively.

Loss from construction operations for the three and six months ended June 30, 2020 was $11.4 million and $3.1 million, respectively, compared to a loss from construction operations of $159.8 million and $167.3 million for same periods in 2019. Excluding the impact of the goodwill impairment charge in the second quarter of 2019, adjusted loss from construction operations was $3.6 million and $11.1 million for the three and six months ended June 30, 2019, respectively. The increase in adjusted loss from construction operations for the second quarter of 2020 was primarily due to the $13.2 million unfavorable arbitration ruling pertaining to an electrical project in New York and the negative impact of the COVID-19 pandemic (an estimated $5 million), partially offset by increased activity on various projects in the Northeast. For the first half of 2020, the decreased loss from construction operations was primarily due to the absence of the prior year unfavorable adjustments described in the Executive Overview and net increased activity on various projects in the Northeast, partially offset by the $13.2 million unfavorable arbitration ruling and the negative impact of the COVID-19 pandemic (an estimated $7 million).

Operating margin was (4.9)% and (0.6)% for the three and six months ended June 30, 2020, respectively, compared to operating margin of (71.6)% and (40.3)% and adjusted operating margin of (1.6)% and (2.7)% for the same periods in 2019, which excludes the impact of the goodwill impairment charge. The changes in adjusted operating margins for both periods were mainly attributable to the aforementioned factors that drove the changes in revenue and adjusted income (loss) from construction operations.

New awards in the Specialty Contractors segment totaled $81 million and $306 million for the three and six months ended June 30, 2020, respectively, compared to $439 million and $918 million for the same periods in 2019. The COVID-19 pandemic has resulted in and could continue to result in reduced demand from certain commercial and government customers that are experiencing funding constraints.

Backlog for the Specialty Contractors segment was $2.2 billion as of June 30, 2020 compared to $2.3 billion as of June 30, 2019. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s growing backlog of large Civil and Building segment projects, but it also remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $14.1 million and $24.8 million during the three and six months ended June 30, 2020, respectively, compared to $13.6 million and $28.4 million during the three and six months ended June 30, 2019, respectively. The decrease in the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower compensation-related expenses.

Other Income (Expense), Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Other income (expense)	$(0.8)	$0.9	$(0.3)	$1.3
Interest expense	(16.5)	(17.5)	(32.9)	(33.9)
Income tax (expense) benefit	(9.6)	42.9	(14.7)	40.7

Interest expense decreased $1.0 million for both the three and six months ended June 30, 2020 compared to the same periods in 2019. The decreases in the 2020 periods were primarily due to lower average interest rates on our line of credit.

The effective income tax rate for the three and six months ended June 30, 2020 was 23.7% and 20.5%, respectively, compared to 12.0% and 11.6%, respectively, for the same periods in 2019. The effective income tax rate for the six months ended June 30, 2020 primarily reflects the favorable impact of the 2019 net operating loss (“NOL”), which is allowed to be carried back up to five years as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020. Under the CARES Act, the Company’s NOL generated in 2019 may be carried back to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%, consequently generating a larger tax benefit from the NOL due to the enactment of the CARES Act. The favorable impact resulting from the enactment of the CARES Act was partially offset by the unfavorable impact of the vesting of restricted stock units for which a large portion of the share-based compensation expense recognized in prior periods will not be deductible for income tax purposes. The Company’s provisions for income taxes and effective tax rates for the 2019 periods were significantly impacted by the goodwill impairment charge. For the three months ended June 30, 2019, the Company recognized a tax benefit of $42.9 million on a loss before income taxes of $358.3 million. The lower effective tax rates in the 2019 periods primarily resulted from the $379.9 million goodwill impairment charge discussed above of which approximately $209.5 million was not deductible for income tax purposes. The Company recognized a tax benefit totaling $50.4 million as a result of the impairment charge. The adjusted effective income tax rates, which exclude the tax benefit resulting from the goodwill impairment charge, were 34.7% and 34.0%, respectively, for the three and six months ended June 30, 2019 and primarily reflected the unfavorable impact of expired stock options for which the share-based compensation expense recognized in prior periods will not be deductible for income taxes. For a further discussion of income taxes, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $350 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $250 million and available cash balances as of June 30, 2020, will be sufficient to fund any working capital needs and debt maturities for the next 12 months, provided that we are not adversely impacted by unanticipated future events, including material increases in the negative impact of the COVID-19 pandemic as discussed in COVID-19 Update above. In addition, we expect that liquidity will continue to be positively impacted in 2020 by improved cash flow generation from project execution activities, settlements of disputed matters and certain provisions of the CARES Act, which enable the Company to accelerate the collection of tax refunds associated with the 2019 NOL carryback and allow the deferral of certain 2020 Social Security payroll tax liabilities until the end of 2021 and 2022. For a discussion of our 2017 Credit Facility and our Convertible Notes, see the section entitled Debt below.

Cash and Working Capital

Cash and cash equivalents were $182.6 million as of June 30, 2020 compared to $193.7 million as of December 31, 2019. Cash immediately available for general corporate purposes was $57.7 million and $43.8 million as of June 30, 2020 and December 31, 2019, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations, totaled $84.3 million as of June 30, 2020 compared to $79.4 million as of December 31, 2019.

During the six months ended June 30, 2020, net cash provided by operating activities was $58.2 million (with $92.2 million provided in the second quarter) due primarily to cash generated from earnings sources, partially offset by investment in working capital. In the second quarter of 2020, strong cash contributions associated with increased project execution activities on certain, higher-margin projects with favorable billing terms, driven by the Company’s near-record backlog at the end of 2019, were enhanced by the resolution and collection of approximately $40 million of disputed balances and a modest decrease in working capital. For the first half of 2020, the $58.2 million cash provided by operating activities resulted from the strong cash contributions associated with the increased project execution activities mentioned above and the resolution and collection of approximately $40 million of disputed balances noted above, which more than offset an increase of $68.5 million in investment in working capital. The increase in working capital for the first six months of 2020 primarily reflects an increase in accounts receivable due to timing of collections, partially offset by increases in billings in excess of costs and estimated earnings (“BIE”) and accounts payable due to timing of payments to suppliers and subcontractors. During the six months ended June 30, 2019, net cash used in operating activities was $111.5 million due primarily to investments in project working capital that exceeded cash generated from earnings sources. The change in working capital primarily resulted from an increase in accounts receivable due to timing of collections.

Cash flow from operating activities increased $169.7 million when comparing the first six months of 2020 with the same period of 2019. The substantial increase in cash from operating activities in the first half of 2020 compared to 2019 reflects the significant increase in cash from earnings sources as well as a considerable reduction in investment in working capital as a result of improved collections associated with substantial growth in project billings and, to a lesser degree, increases in accounts payable and accrual balances due to the increased project activity.

Cash used for investing activities during the first six months of 2020 and 2019 was $32.6 million and $41.2 million, respectively, primarily due to the acquisition of property and equipment for projects.

For the first six months of 2020, net cash used in financing activities was $36.2 million, which was primarily driven by $30.9 million of cash distributions to noncontrolling interests and a $4.3 million net repayment of borrowings. Net cash provided by financing activities for the comparable period in 2019 was $187.5 million, which was primarily driven by increased net borrowings of $189.0 million.

At June 30, 2020, we had working capital of $1.3 billion, a ratio of current assets to current liabilities of 1.50 and a ratio of debt to equity of 0.57, compared to working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.66 and a ratio of debt to equity of 0.58 at December 31, 2019.

Debt

Summarized below are the key terms of the 2017 Credit Facility as of June 30, 2020. For additional information regarding our outstanding debt, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements, as applicable.

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

As a result of the spring-forward provision mentioned above, the facility will mature on December 17, 2020 if the Convertible Notes remain outstanding at that time. The Company does not have call rights that allow it to unilaterally redeem the Convertible Notes. Due to the spring-forward provision in the 2017 Credit Facility, all borrowings under the facility, as well as the outstanding balance for the Convertible Notes due June 15, 2021, are included in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet as of June 30, 2020. The Company continues to evaluate options to address the spring-forward provision and refinancing or retirement of the outstanding Convertible Notes. New credit arrangements are expected to be finalized in the third quarter of 2020.

The table below presents our actual and required consolidated fixed charge coverage ratio and consolidated leverage ratio under the 2017 Credit Facility for the period, which are calculated on a rolling four-quarter basis:

Twelve Months Ended June 30, 2020
	Actual	Required
Fixed charge coverage ratio	4.90 to 1.00	> or = 1.25 : 1.00
Leverage ratio	2.33 to 1.00	< or = 3.50 : 1.00

As of June 30, 2020, we were in compliance and expect to continue to be in compliance with the covenants under the 2017 Credit Facility.

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

Item 1A. Risk Factors

The risk factor discussed below is intended to supplement the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. It updates and replaces the risk factor previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The COVID-19 pandemic has adversely impacted, and could continue to adversely impact, our business, financial condition and results of operations.

The World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. Government declared a national emergency in March 2020. The COVID-19 pandemic has created volatility, uncertainty and economic disruption for the Company, our customers, subcontractors and suppliers, and the markets in which we do business. The scope and impact of the COVID-19 pandemic continues to evolve. Extraordinary and wide-ranging actions have been taken by international, federal, state and local public health and governmental authorities to contain and combat the spread of COVID-19, including stay-at-home or shelter-in-place orders, social distancing measures and travel restrictions for individuals and orders for many businesses to cease or curtail normal operations unless their work is deemed essential or critical.

While we have not experienced project cancellations as a result of the COVID-19 pandemic, we have experienced disruptions to our business operations as the pandemic has spread through the geographies where we do business. For example, beginning in mid-March of 2020, work on some non-essential construction projects was suspended or curtailed by certain customers, primarily in our Building and Specialty Contractors segments, though the vast majority of our projects in the Civil segment have been designated as essential business, allowing us to continue our work on those projects. In addition, we have modified certain business and workforce practices and implemented new protocols to promote social distancing and enhance health and safety measures on our projects and in our offices to conform to regulatory requirements and best practices encouraged by governmental and regulatory authorities, all of which has negatively affected our operations and resulted in increases in operating expenses. We have also experienced absenteeism due to illness, quarantine or fear by our employees or those of our subcontractors on certain projects, which has resulted in some disruption of our work. The COVID-19 impacts to date have been primarily productivity inefficiencies due to project suspensions or absenteeism on certain projects, as well as additional costs associated with the new health and safety measures implemented in response to the pandemic. Any ongoing project suspensions, personnel absenteeism, or reduced work schedules or shifts required to comply with quarantines or other social distancing measures could continue to adversely affect our operations. In addition, as a result of COVID-19 containment efforts, we have experienced delays in certain bidding activities and also in legal proceedings and settlement discussions where we have claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Consequently, our ability to resolve and recover on these types of claims may be delayed, which may adversely affect our liquidity and financial results.

It remains too early to assess the full impact that the COVID-19 pandemic, and the actions taken in response to it, will have on our employees, our operating segments and practices, our customers, subcontractors and suppliers, and the regions that we serve, or on our financial condition and results of operations as a whole. The full impact depends on many factors that remain uncertain and subject to ongoing volatility, or that are not yet identifiable, and in many cases are out of our control. These factors could include, among other things: (1) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on the U.S. and global economies; (2) the health and welfare of our employees, and those of our customers, subcontractors and suppliers; (3) evolving business and government actions in response to the pandemic, including stay-at-home measures, changes to what are considered “essential” businesses, social distancing measures, travel bans and additional health and safety requirements that we may be required to observe in order to continue working on our projects; (4) the varying impact that the pandemic may have on industries we serve and on government spending for infrastructure projects, including reduced government spending on infrastructure as a result of lower revenues from taxes, tolls and fares; (5) the response of our customers or prospective customers to the pandemic, including further delays, stoppages or terminations of existing projects or potential new awards; (6) increases in our receivables if our customers fail to pay, delay making payments, request financial concessions or if we experience delays in resolving claims and disputes (e.g., further delays in court proceedings or settlement discussions); (7) limitations and higher costs associated with obtaining financing; (8) potential challenges with suppliers that could limit the availability or cost of materials; (9) potential interruptions to our information systems and technology or breaches in our data security due to increasing use of remote communications and access; and (10) the timing of finding effective treatments, a vaccine or a cure for COVID-19. Such events may result in fewer or delayed project bidding opportunities or additional or further delays on existing projects.

Any of these events or impacts we have experienced or identified could cause or contribute to the risks and uncertainties facing the Company and our customers and could materially and adversely affect our business or portions thereof, and our financial condition and results of operations. The COVID-19 pandemic, and the volatile economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also aggravate or heighten the risks posed by other risk factors that we identify in our Annual Report on Form 10-K for the year ended December 31, 2019, which in turn could materially and adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that are not presently known or that have not yet become apparent.

As a result, we cannot assure you that if COVID-19 continues to spread, it would not have a further adverse impact on our business, financial condition and results of operations.

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

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits	Description
3.1	Amended and Restated Articles of Organization of Tutor Perini Corporation, as filed with the Secretary of the Commonwealth of Massachusetts on July 8, 2020.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: July 29, 2020	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer