Form 10-Q
period 2020-09-30
TUTOR PERINI CORP
filed 2020-11-04
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 1-6314
Tutor Perini Corporation
(Exact Name of Registrant as Specified in its Charter)
MASSACHUSETTS

(State or Other Jurisdiction of Incorporation or Organization)

15901 OLDEN STREET, SYLMAR, CALIFORNIA

(Address of Principal Executive Offices)
04-1717070

(I.R.S. Employer Identification No.)

91342-1093

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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at October 29, 2020 was 50,827,205.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share amounts)	2020	2019	2020	2019
REVENUE	$1,442,091	$1,189,345	$3,969,247	$3,273,107
COST OF OPERATIONS	(1,317,176)	(1,074,282)	(3,615,498)	(2,968,631)
GROSS PROFIT	124,915	115,063	353,749	304,476
General and administrative expenses	(41,894)	(67,120)	(165,805)	(195,474)
Goodwill impairment	—	—	—	(379,863)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	83,021	47,943	187,944	(270,861)
Other income (expense)	(8,048)	1,674	(8,364)	2,996
Interest expense	(25,613)	(17,305)	(58,513)	(51,252)
INCOME (LOSS) BEFORE INCOME TAXES	49,360	32,312	121,067	(319,117)
Income tax (expense) benefit	(37)	(5,591)	(14,747)	35,121
NET INCOME (LOSS)	49,323	26,721	106,320	(283,996)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	12,504	7,408	33,421	17,577
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$36,819	$19,313	$72,899	$(301,573)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.72	$0.38	$1.44	$(6.01)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.72	$0.38	$1.43	$(6.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,787	50,279	50,598	50,201
DILUTED	51,241	50,582	51,004	50,201
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
NET INCOME (LOSS)	$49,323	$26,721	$106,320	$(283,996)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Defined benefit pension plan adjustments	424	331	1,271	992
Foreign currency translation adjustments	1,102	(450)	(1,256)	708
Unrealized (loss) gain in fair value of investments	(225)	256	1,623	1,615
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	1,301	137	1,638	3,315

COMPREHENSIVE INCOME (LOSS)	50,624	26,858	107,958	(280,681)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13,024	7,309	32,775	17,737
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$37,600	$19,549	$75,183	$(298,418)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of September 30, 2020	As of December 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($104,955 and $103,850 related to variable interest entities ("VIEs"))	$348,366	$193,685
Restricted cash	80,974	8,416
Restricted investments	75,475	70,974
Accounts receivable ($106,085 and $91,090 related to VIEs)	1,565,909	1,354,519
Retainage receivable ($110,794 and $89,132 related to VIEs)	621,414	562,375
Costs and estimated earnings in excess of billings ($39,147 and $22,764 related to VIEs)	1,180,215	1,123,544
Other current assets ($56,504 and $58,128 related to VIEs)	239,614	197,473
Total current assets	4,111,967	3,510,986
PROPERTY AND EQUIPMENT ("P&E"), net of accumulated depreciation of $424,065 and $388,147 (net P&E of $17,634 and $49,919 related to VIEs)	485,861	509,685
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	131,391	155,270
OTHER ASSETS	107,894	104,693
TOTAL ASSETS	$5,042,256	$4,485,777

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, net of unamortized discount and debt issuance costs totaling $3,115 and $0	$99,504	$124,054
Accounts payable ($101,034 and $93,848 related to VIEs)	811,987	682,699
Retainage payable ($22,864 and $13,967 related to VIEs)	296,200	252,181
Billings in excess of costs and estimated earnings ($413,659 and $422,847 related to VIEs)	911,378	844,389
Accrued expenses and other current liabilities ($12,581 and $25,402 related to VIEs)	233,241	206,533
Total current liabilities	2,352,310	2,109,856
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $20,934 and $23,343	921,519	710,422
DEFERRED INCOME TAXES	58,416	35,686
OTHER LONG-TERM LIABILITIES	200,714	199,288
TOTAL LIABILITIES	3,532,959	3,055,252
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 and 75,000,000 shares ($1 par value), issued and outstanding 50,827,205 and 50,278,816 shares	50,827	50,279
Additional paid-in capital	1,125,455	1,117,972
Retained earnings	386,890	313,991
Accumulated other comprehensive loss	(39,816)	(42,100)
Total stockholders' equity	1,523,356	1,440,142
Noncontrolling interests	(14,059)	(9,617)
TOTAL EQUITY	1,509,297	1,430,525
TOTAL LIABILITIES AND EQUITY	$5,042,256	$4,485,777
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$106,320	$(283,996)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	379,863
Depreciation	55,755	41,884
Amortization of intangible assets	23,879	2,657
Share-based compensation expense	10,722	14,331
Change in debt discount and deferred debt issuance costs	18,960	9,790
Deferred income taxes	22,137	(48,318)
Gain on sale of property and equipment	(2,609)	(1,799)
Changes in other components of working capital	(107,786)	(7,148)
Other long-term liabilities	3,899	3,979
Other, net	(309)	122
NET CASH PROVIDED BY OPERATING ACTIVITIES	130,968	111,365

Cash Flows from Investing Activities:
Acquisition of property and equipment	(43,396)	(62,677)
Proceeds from sale of property and equipment	13,320	4,300
Investment in securities	(22,692)	(18,790)
Proceeds from maturities and sales of investments in securities	19,901	11,078
NET CASH USED IN INVESTING ACTIVITIES	(32,867)	(66,089)

Cash Flows from Financing Activities:
Proceeds from debt	1,183,012	649,139
Repayment of debt	(1,004,259)	(583,039)
Cash payments related to share-based compensation	(1,697)	(2,363)
Distributions paid to noncontrolling interests	(37,217)	(21,500)
Contributions from noncontrolling interests	—	6,519
Debt issuance, extinguishment and modification costs	(10,701)	(504)
NET CASH PROVIDED BY FINANCING ACTIVITIES	129,138	48,252

Net increase in cash, cash equivalents and restricted cash	227,239	93,528
Cash, cash equivalents and restricted cash at beginning of period	202,101	119,863
Cash, cash equivalents and restricted cash at end of period	$429,340	$213,391
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 may not be indicative of the results that will be achieved for the full year ending December 31, 2020.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of September 30, 2020 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
(2)Recent Accounting Pronouncements
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
The following recent accounting pronouncements require implementation in future periods.
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). The amendments in ASU 2020-06 simplify accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share ("EPS") and the treasury stock method will no longer be available. ASU 2020-06 is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company does not expect to early adopt the new standard and does not expect it to have a material impact on the Company's financial position, results of operations or cash flows.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Civil segment revenue by end market:
Mass transit (includes transportation and tunneling projects)	$372,131	$265,671	$1,024,083	$655,541
Bridges	104,722	113,743	246,006	269,517
Military defense facilities	44,246	16,914	102,898	40,335
Highways	30,086	44,630	98,259	145,917
Water	23,277	7,555	76,569	21,882
Other	37,534	76,033	119,786	198,506
Total Civil segment revenue	$611,996	$524,546	$1,667,601	$1,331,698

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Building segment revenue by end market:
Commercial and industrial facilities	$162,364	$121,206	$402,312	$345,752
Hospitality and gaming	119,588	57,672	346,517	180,556
Municipal and government	66,505	62,444	215,230	192,986
Mass transit (includes transportation projects)	50,206	53,384	174,605	123,772
Education facilities	50,425	33,469	129,085	123,059
Health care facilities	26,344	58,323	94,651	199,347
Other	32,708	28,848	100,525	111,658
Total Building segment revenue	$508,140	$415,346	$1,462,925	$1,277,130

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Specialty Contractors segment revenue by end market:
Mass transit (includes transportation and tunneling projects)	$179,875	$103,710	$447,180	$285,121
Commercial and industrial facilities	41,378	51,471	115,382	139,112
Multi-unit residential	39,014	25,860	103,118	56,474
Water	20,413	9,706	46,341	26,143
Education facilities	12,236	21,610	39,131	47,226
Other	29,039	37,096	87,569	110,203
Total Specialty Contractors segment revenue	$321,955	$249,453	$838,721	$664,279

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$526,771	$126,448	$155,175	$808,394	$420,839	$144,106	$136,191	$701,136
Federal agencies	48,861	32,392	29,362	110,615	32,852	36,890	4,786	74,528
Private owners	36,364	349,300	137,418	523,082	70,855	234,350	108,476	413,681
Total revenue	$611,996	$508,140	$321,955	$1,442,091	$524,546	$415,346	$249,453	$1,189,345

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,426,644	$430,212	$401,671	$2,258,527	$1,059,384	$422,590	$347,517	$1,829,491
Federal agencies	128,112	99,013	50,410	277,535	82,989	121,437	15,316	219,742
Private owners	112,845	933,700	386,640	1,433,185	189,325	733,103	301,446	1,223,874
Total revenue	$1,667,601	$1,462,925	$838,721	$3,969,247	$1,331,698	$1,277,130	$664,279	$3,273,107

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$484,851	$117,650	$284,534	$887,035	$376,230	$144,514	$208,689	$729,433
Guaranteed maximum price	179	308,299	1,923	310,401	639	159,217	4,405	164,261
Unit price	124,506	254	31,191	155,951	142,253	2,922	25,193	170,368
Cost plus fee and other	2,460	81,937	4,307	88,704	5,424	108,693	11,166	125,283
Total revenue	$611,996	$508,140	$321,955	$1,442,091	$524,546	$415,346	$249,453	$1,189,345

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,349,750	$401,957	$743,241	$2,494,948	$969,041	$395,123	$551,779	$1,915,943
Guaranteed maximum price	768	794,810	3,850	799,428	4,517	551,399	15,326	571,242
Unit price	307,654	1,417	70,784	379,855	343,416	10,950	64,379	418,745
Cost plus fee and other	9,429	264,741	20,846	295,016	14,724	319,658	32,795	367,177
Total revenue	$1,667,601	$1,462,925	$838,721	$3,969,247	$1,331,698	$1,277,130	$664,279	$3,273,107

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three- and nine-month periods ended September 30, 2020 related to performance obligations satisfied (or partially satisfied) in prior periods by $30.4 million and $71.3 million, respectively. Likewise, revenue was negatively impacted during the three- and nine-month periods ended September 30, 2019 related to performance obligations satisfied (or partially satisfied) in prior periods by $13.8 million and $46.3 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2020, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.1 billion, $1.9 billion and $1.9 billion for the Civil, Building and Specialty Contractors segments, respectively. As of September 30, 2019, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.3 billion, $1.6 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
(4)Contract Assets and Liabilities
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
Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Retainage receivable	$621,414	$562,375
Costs and estimated earnings in excess of billings:
Claims	743,057	705,993
Unapproved change orders	372,830	362,264
Other unbilled costs and profits	64,328	55,287
Total costs and estimated earnings in excess of billings	1,180,215	1,123,544
Capitalized contract costs	84,391	80,294
Total contract assets	$1,886,020	$1,766,213
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
Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and nine months ended September 30, 2020, $12.5 million and $35.2 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and nine months ended September 30, 2019, $8.5 million and $22.8 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Retainage payable	$296,200	$252,181
Billings in excess of costs and estimated earnings	911,378	844,389
Total contract liabilities	$1,207,578	$1,096,570
Retainage payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payable is not remitted to subcontractors until the associated retainage receivable from customers is collected.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and nine months ended September 30, 2020 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $461.8 million and $662.7 million, respectively. Revenue recognized during the three and nine months ended September 30, 2019 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $322.8 million and $437.1 million, respectively.
(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Cash and cash equivalents available for general corporate purposes	$168,986	$43,760
Joint venture cash and cash equivalents	179,380	149,925
Cash and cash equivalents	348,366	193,685
Restricted cash	80,974	8,416
Total cash, cash equivalents and restricted cash	$429,340	$202,101
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
Restricted cash consists primarily of $69.9 million held to repay the outstanding principal balance of Convertible Notes described in more detail in Note 9 along with amounts held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.
(6)Earnings Per Common Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share data)	2020	2019	2020	2019
Net income (loss) attributable to Tutor Perini Corporation	$36,819	$19,313	$72,899	$(301,573)

Weighted-average common shares outstanding, basic	50,787	50,279	50,598	50,201
Effect of dilutive restricted stock units and stock options	454	303	406	—
Weighted-average common shares outstanding, diluted	51,241	50,582	51,004	50,201

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$0.72	$0.38	$1.44	$(6.01)
Diluted	$0.72	$0.38	$1.43	$(6.01)

Anti-dilutive securities not included above	1,514	1,665	1,977	3,458
For the nine months ended September 30, 2019, all outstanding restricted stock units and stock options were excluded from the calculation of weighted-average diluted shares outstanding due to the net loss for the period.
(7)Income Taxes
For the three and nine months ended September 30, 2020, the provision for income taxes was $37 thousand and $14.7 million, with effective income tax rates of 0.1% and 12.2%, respectively. The effective income tax rates were lower than the 21% federal statutory rate primarily due to the favorable tax rate differential realized on the 2019 net operating loss ("NOL") carryback and earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company. Under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020, the NOL generated in 2019 may be carried back up to five years, whereas under previous rules NOLs were only allowed to be carried forward. This allowed the Company to realize the benefit of the tax rate differential by carrying back the NOL to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%. The majority of the NOL benefit was recorded in the third quarter when final tax return information was received from the Company's joint venture partners. These benefits to the effective tax rates for both periods were partially offset by state income taxes, the impact of cancelled stock options and the lower vested amounts or forfeiture of restricted stock units for which some or all of the share-based compensation expense recognized in prior periods is not deductible for income tax purposes.
For the three and nine months ended September 30, 2019, the Company recognized income tax expense of $5.6 million and an income tax benefit of $35.1 million, with effective income tax rates of 17.3% and 11.0%, respectively. The Company’s provision for income taxes and effective tax rate for the nine months ended September 30, 2019 were significantly impacted by the goodwill impairment charge of $379.9 million. Of the total goodwill impairment charge, approximately $209.5 million

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

pertained to goodwill that was not tax deductible and yielded permanent differences between book income and taxable income. The Company recognized a tax benefit totaling $50.4 million as a result of the impairment charge. The effective tax rate for the three months ended September 30, 2019 of 17.3% and the adjusted effective income tax rate for the nine months ended September 30, 2019 of 25.1%, which excludes the goodwill impairment charge and associated tax benefit, were favorably impacted by earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company and tax return-to-provision adjustments. The nine-month period ended September 30, 2019 also included the unfavorable impact of expired stock options for which the share-based compensation expense recognized in prior periods will not be deductible for income taxes. The effective tax rates for both periods also include provisions for state income taxes, net of the federal benefit.
(8)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through September 30, 2020:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment	(286,931)	(424,724)	(156,193)	(867,848)
Balance as of December 31, 2019	205,143	—	—	205,143
Current year activity	—	—	—	—
Balance as of September 30, 2020	$205,143	$—	$—	$205,143
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
During the first nine months of 2020, the novel coronavirus (“COVID-19”) pandemic, as well as the actions taken to contain and mitigate its public health effects, caused disruptions in domestic and global economies and financial markets. The vast majority of the Company’s projects, especially in its Civil reporting unit, have been designated as essential business, which allows the Company to continue its work on those projects. As such, the Civil reporting unit’s operations were not materially impacted during the three and nine months ended September 30, 2020. However, due to the fluidity of the pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals react and respond to the COVID-19 pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, financial condition or performance. Among other things, governments could prohibit the continuation of certain projects that to date have been designated as “essential” or could impose health, safety and other operational requirements on such projects that could result in delays or suspensions of such projects. In addition, employees and contractors working on such projects could be unable or unwilling to continue working on them, perhaps for extended periods. The COVID-19 pandemic also could negatively affect the ability of counterparties or joint venture partners to make required payments on a timely basis or at all.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Intangible Assets
Intangible assets consist of the following:

	As of September 30, 2020				Weighted Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(23,133)	(23,232)	27,985	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(21,839)	(16,645)	1,316	12 years
Construction contract backlog	149,290	(97,610)	—	51,680	3 years
Total	$387,040	$(142,582)	$(113,067)	$131,391

	As of December 31, 2019				Weighted Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(21,267)	(23,232)	29,851	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(21,048)	(16,645)	2,107	12 years
Construction contract backlog	149,290	(76,388)	—	72,902	3 years
Total	$387,040	$(118,703)	$(113,067)	$155,270
Amortization expense for the three and nine months ended September 30, 2020 was $9.3 million and $23.9 million, respectively. Amortization expense for the three and nine months ended September 30, 2019 was $0.9 million and $2.7 million, respectively. As of September 30, 2020, amortization expense is estimated to be $11.6 million for the remainder of 2020, $36.5 million in 2021, $10.5 million in 2022 and $2.5 million per year for the years 2023 through 2025.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(9)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2020	As of December 31, 2019
2017 Senior Notes	$495,039	$494,365
Term Loan B	409,027	N/A
2020 Revolver	—	N/A
2017 Credit Facility	N/A	114,000
Convertible Notes(a)	66,803	182,292
Equipment financing and mortgages	43,819	39,159
Other indebtedness	6,335	4,660
Total debt	1,021,023	834,476
Less: Current maturities	99,504	124,054
Long-term debt, net	$921,519	$710,422
____________________________________________________________________________________________________
(a)The Company will repurchase or retire at or before maturity the remaining Convertible Notes using proceeds from the Term Loan B, $69.9 million of which is currently held in a restricted cash account for this purpose.
The following table reconciles the outstanding debt balance to the reported debt balances as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020			As of December 31, 2019
(in thousands)	Outstanding Debt	Unamortized Discount and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discount and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(4,961)	$495,039	$500,000	$(5,635)	$494,365
Term Loan B	425,000	(15,973)	409,027	N/A	N/A	N/A
Convertible Notes	69,918	(3,115)	66,803	200,000	(17,708)	182,292

The unamortized issuance costs related to the 2020 Revolver were $2.8 million as of September 30, 2020 and are included in other assets on the Condensed Consolidated Balance Sheets. The unamortized issuance costs related to the 2017 Credit Facility, which was terminated on August 18, 2020 (as discussed below) were $3.7 million as of December 31, 2019 and were included in other assets on the Condensed Consolidated Balance Sheets.

2020 Credit Agreement

On August 18, 2020, the Company entered into a new credit agreement (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “2020 Revolver”), with sublimits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027 and the 2020 Revolver will mature on August 18, 2025, in each case, unless any of the 2017 Senior Notes are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), in which case, both the Term Loan B and the 2020 Revolver will mature on January 30, 2025 (subject to certain further exceptions).

The 2020 Credit Agreement permits the Company to repay any or all borrowings outstanding under the 2020 Credit Agreement at any time prior to maturity without penalty, except that the Company must pay a 1.00% premium in respect to the Term Loan B in connection with any transactions that reduce the yield applicable to the Term Loan B within the first twelve months after August 18, 2020 (subject to certain further exceptions). The 2020 Credit Agreement requires the Company to make regularly scheduled payments of principal on the Term Loan B in quarterly installments equal to 0.25% of the initial principal amount of the Term Loan B. The 2020 Credit Agreement also requires the Company to make prepayments on the Term Loan B in

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

connection with certain asset sales, receipts of insurance proceeds, incurrences of unpermitted indebtedness and annual excess cash flow (subject to certain exceptions).

Subject to certain exceptions, at any time prior to maturity, the 2020 Credit Agreement provides the Company with the right to increase the commitments under the 2020 Revolver and/or to establish one or more term loan facilities in an aggregate amount up to (i) the greater of $173.5 million and 50% LTM EBITDA (as defined in the 2020 Credit Agreement) plus (ii) additional amounts if (A) in the case of pari passu first lien secured indebtedness, the First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement) does not exceed 1.35:1.00, (B) in the case of junior lien secured indebtedness, the Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) does not exceed 3.50:1.00 and (C) in the case of unsecured indebtedness, (x) the Total Net Leverage Ratio does not exceed 3.50:1.00 or (y) the Fixed Charge Coverage Ratio (as defined in the 2020 Credit Agreement) is no less than 2.00:1.00.

Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (a) LIBOR or (b) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate for a one-month interest period plus 100 basis points) plus, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for LIBOR and between 3.50% and 3.75% for base rate (which is initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the 2020 Revolver is between 4.25% and 4.75% for LIBOR and 3.25% and 3.75% for base rate (which is initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the First Lien Net Leverage Ratio. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2020 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The agreement includes provisions for the replacement of LIBOR with an alternative benchmark rate in the event LIBOR is discontinued. The weighted-average annual interest rate on borrowings under the 2020 Revolver was approximately 7.00% during the three months ended September 30, 2020.

The 2020 Credit Agreement requires, with respect to the 2020 Revolver only, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio range of 2.75:1:00, stepping down to 2.25:1.00 beginning the quarter ending March 31, 2022. The 2020 Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default. Subject to certain exceptions, substantially all of the Company’s existing and future material wholly-owned subsidiaries unconditionally guarantee the obligations of the Company under the 2020 Credit Agreement; additionally, subject to certain exceptions, the obligations are secured by a lien on substantially all of the assets of the Company and its subsidiaries guaranteeing these obligations.

As of September 30, 2020, the entire $175 million was available under the 2020 Revolver and the Company had not utilized the 2020 Revolver for letters of credit. The Company was in compliance with the financial covenants under the 2020 Credit Agreement for the period ended September 30, 2020.

Termination of 2017 Credit Facility

On April 20, 2017, the Company entered into a credit agreement (the “2017 Credit Facility”) with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provided for a $350 million revolving credit facility (the “2017 Revolver”) and a sublimit for the issuance of letters of credit and swing line loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes, as defined below, were outstanding on December 17, 2020, in which case all such borrowings would have matured on December 17, 2020 (the “spring-forward provision”).

On August 18, 2020, the Company used proceeds from the Term Loan B to repay outstanding amounts under the 2017 Credit Facility. As a result of repaying the outstanding amounts under the 2017 Credit Facility and entering into the 2020 Credit Agreement, the Company terminated the 2017 Credit Facility, including its spring-forward provision that would have accelerated the maturity of the facility to December 17, 2020.

The weighted-average annual interest rate on borrowings under the 2017 Revolver was approximately 3.54% during the nine months ended September 30, 2020. At December 31, 2019, the balance outstanding on the 2017 Revolver of $114 million was included in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of the Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). At September 30, 2020, $69.9 million ($66.8 million net of unamortized discount and debt issuance costs) of the Convertible Notes remain outstanding and are included in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet. The Company will repurchase or retire at or before maturity the remaining Convertible Notes and repay the principal balance using proceeds from the Term Loan B, which are currently held in a restricted cash account for this purpose.

The Convertible Notes are unsecured obligations of the Company and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semi-annually in June and December.

Prior to January 15, 2021, the Convertible Notes are convertible only under certain circumstances including upon the occurrence of specified corporate events. On or after January 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The Convertible Notes will be convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of September 30, 2020, the conversion provisions of the Convertible Notes have not been triggered and none of the notes have been converted.

2017 Senior Notes

On April 20, 2017, the Company issued $500 million in aggregate principal amount of 6.875% Senior Notes due 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually in May and November of each year, beginning in November 2017.

Prior to May 1, 2020, the Company could have redeemed the 2017 Senior Notes under certain conditions described in the agreement. Since May 1, 2020, the Company may redeem the 2017 Senior Notes at specified redemption prices described in the indenture. Upon a change of control, holders of the 2017 Senior Notes may require the Company to repurchase all or part of the 2017 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,594	$25,781	$25,781
Interest on Term Loan B	2,919	—	2,919	—
Interest on 2020 Revolver	26	—	26	—
Interest on 2017 Credit Facility	588	3,385	5,341	9,712
Interest on Convertible Notes	995	1,438	3,870	4,313
Other interest	577	540	1,616	1,656
Cash portion of loss on extinguishment	786	—	786	—
Total cash interest expense	14,485	13,957	40,339	41,462

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	2,073	2,734	7,870	8,013
Amortization of debt issuance costs on Term Loan B	253	—	253	—
Amortization of debt issuance costs on 2020 Revolver	64	—	64	—
Amortization of debt issuance costs on 2017 Credit Facility	198	401	1,002	1,150
Amortization of debt issuance costs on 2017 Senior Notes	229	213	674	627
Non-cash portion of loss on extinguishment	8,311	—	8,311	—
Total non-cash interest expense	11,128	3,348	18,174	9,790

Total interest expense	$25,613	$17,305	$58,513	$51,252
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes, Term Loan B and the Convertible Notes were 7.13%, 6.50% and 9.39%, respectively, for the nine months ended September 30, 2020.
(10)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2020, the Company’s operating leases have remaining lease terms ranging from less than one year to 10 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents components of lease expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$3,563	$4,047	$10,991	$11,749
Short-term lease expense(a)	24,502	17,786	64,823	50,843
	28,065	21,833	75,814	62,592
Less: Sublease income	193	263	851	784
Total lease expense	$27,872	$21,570	$74,963	$61,808
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of September 30, 2020	As of December 31, 2019
Assets
ROU assets	Other assets	$37,359	$40,156
Total lease assets		$37,359	$40,156
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$9,829	$11,392
Long-term lease liabilities	Other long-term liabilities	30,668	31,900
Total lease liabilities		$40,497	$43,292
Weighted-average remaining lease term		4.8 years	5.0 years
Weighted-average discount rate		6.94%	5.96%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(11,026)	$(11,586)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$6,251	$7,621
The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2020:

Year (in thousands)	Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$3,612
2021	11,119
2022	9,773
2023	7,833
2024	5,765
Thereafter	10,086
Total lease payments	48,188
Less: Imputed interest	7,691
Total	$40,497

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(11)Commitments and Contingencies
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
As of September 30, 2020, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.
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
On June 5, 2020, the Developer, secured lenders and the Port Authority announced that they had reached a settlement of their disputes. As part of the settlement, the Port Authority waived the enforcement of its right to seek a “cure” pursuant to its lease agreement with the Developer which requires construction costs be paid prior to any sale of the leasehold, the sole asset in the Developer’s bankruptcy estate to be distributed in this bankruptcy. On July 14, 2020, the bankruptcy court conducted a hearing to determine (1) whether to approve the settlement agreement between the Developer, secured lenders and the Port Authority; and (2) whether TPBC can assert third-party beneficiary rights to the lease agreement and require that prior to the sale of the leasehold, any outstanding costs owed to contractors for the cost of building the project must be paid pursuant to the lease agreement’s “cure” provisions. On August 12, 2020, the bankruptcy court approved the settlement and denied TPBC’s third-party beneficiary rights under the lease agreement. On August 20, 2020, TPBC filed an appeal with the U.S. District Court for

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

the Southern District of New York seeking to challenge the denial of its third-party beneficiary rights under the lease agreement’s “cure” provisions to avoid being subordinate to the claims of the secured lenders in the bankruptcy proceedings.
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
On January 27, 2020, TPBC filed separate litigation in the U.S. District Court for the Southern District of New York in which TPBC asserted related claims against individual owners of the Developer for their wrongful conversion of project funds and against certain lenders that received interest payments from project funds and other amounts earmarked to pay the contractors. On June 1, 2020, the defendants filed motions to dismiss, which are fully briefed, and a decision remains pending from the court.
As of September 30, 2020, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners, certain lenders and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.
(12)Share-Based Compensation
As of September 30, 2020, there were 1,616,672 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the first nine months of 2020 and 2019, the Company granted the following share-based instruments: (1) restricted stock units totaling 75,000 and 400,000 with weighted-average fair values per share of $13.93 and $20.90, respectively; (2) stock options totaling 75,000 and 135,000 with weighted-average fair values per share of $3.94 and $6.84, respectively, and weighted-average per share exercise prices of $25.70 and $20.94, respectively; and (3) unrestricted stock units totaling 194,177 and 98,591 with weighted-average fair values per share of $8.60 and $15.72, respectively.
The fair value of restricted and unrestricted stock units is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of stock options granted during the first nine months of 2020 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 6.0 years, (ii) expected volatility of 44.91%, (iii) risk-free rate of 1.56%, and (iv) no quarterly dividends. Certain performance-based awards contain market condition components and are valued on the date of grant using a Monte Carlo simulation model.
For the three and nine months ended September 30, 2020, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $2.5 million and $10.7 million, respectively, and $4.3 million and $14.3 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the balance of unamortized share-based compensation expense was $9.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.
(13)    Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table sets forth a summary of the net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest cost	$758	$948	$2,273	$2,844
Expected return on plan assets	(1,006)	(1,043)	(3,017)	(3,129)
Amortization of net loss	592	463	1,775	1,389
Other	231	225	694	675
Net periodic benefit cost	$575	$593	$1,725	$1,779
The Company contributed $3.2 million and $3.3 million to its defined benefit pension plan during each of the nine-month periods ended September 30, 2020 and 2019, respectively, and expects to contribute an additional $0.9 million by the end of 2020.
(14)Fair Value Measurements
The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:
•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•Level 3 inputs are unobservable
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020				As of December 31, 2019
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$348,366	$—	$—	$348,366	$193,685	$—	$—	$193,685
Restricted cash(a)	80,974	—	—	80,974	8,416	—	—	8,416
Restricted investments(b)	—	75,475	—	75,475	—	70,974	—	70,974
Investments in lieu of retainage(c)	106,068	1,242	—	107,310	89,572	1,219	—	90,791
Total	$535,408	$76,717	$—	$612,125	$291,673	$72,193	$—	$363,866
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of September 30, 2020, consist of investments in U.S. government agency securities of $40.0 million, corporate debt securities of $35.1 million and corporate certificates of deposits of $0.4 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2019, restricted investments consisted of investments in corporate debt securities of $35.8 million, U.S. government agency securities of $33.8 million and corporate certificates of deposits of $1.4 million with maturities of up to five years. The amortized cost of these available-for-sale securities at September 30, 2020 and December 31, 2019 was not materially different from the fair value.
(c)Investments in lieu of retainage are included in retainage receivable and as of September 30, 2020 are comprised of money market funds of $106.1 million and municipal bonds of $1.2 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2019, investments in lieu of retainage consisted of money market funds of $89.6 million and municipal bonds of $1.2 million. The amortized cost of these available-for-sale securities at September 30, 2020 and December 31, 2019 was not materially different from the fair value.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $458.8 million and $485.0 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of the Term Loan B was $418.6 million as of September 30, 2020 and was determined using Level 2 inputs, specifically third-party quoted market prices. The fair value of the Convertible Notes was $69.3 million and $193.4 million as of September 30, 2020 and December 31, 2019, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Convertible Notes repurchased on the extinguishment date was used in determining the loss on extinguishment. The fair value on the extinguishment date approximated the face value of the notes and was determined using Level 2 inputs. The reported value of the Company’s remaining borrowings approximates fair value as of September 30, 2020 and December 31, 2019.
(15)Variable Interest Entities (VIEs)
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
As of September 30, 2020, the Company had unconsolidated VIE-related current assets and liabilities of $0.8 million and $0.7 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2019, the Company had unconsolidated VIE-related current assets and liabilities of $1.5 million and $1.4 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of September 30, 2020.
As of September 30, 2020, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $417.5 million and $19.2 million, respectively, as well as current liabilities of $550.1 million related to the operations of its consolidated VIEs. As of December 31, 2019, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $365.0 million and $52.0 million, respectively, as well as current liabilities of $556.1 million related to the operations of its consolidated VIEs.
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
(16)Changes in Equity
A reconciliation of the changes in equity for the three and nine months ended September 30, 2020 and 2019 is provided below:

	Three Months Ended September 30, 2020
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - June 30, 2020	$50,771	$1,124,672	$350,071	$(40,597)	$(20,776)	$1,464,141
Net income	—	—	36,819	—	12,504	49,323
Other comprehensive income	—	—	—	781	520	1,301
Share-based compensation	—	2,471	—	—	—	2,471
Convertible note repayment allocated to conversion option	—	(929)	—	—	—	(929)
Issuance of common stock, net	56	(759)	—	—	—	(703)
Distributions to noncontrolling interests	—	—	—	—	(6,307)	(6,307)
Balance - September 30, 2020	$50,827	$1,125,455	$386,890	$(39,816)	$(14,059)	$1,509,297

	Nine Months Ended September 30, 2020
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2019	$50,279	$1,117,972	$313,991	$(42,100)	$(9,617)	$1,430,525
Net income	—	—	72,899	—	33,421	106,320
Other comprehensive income (loss)	—	—	—	2,284	(646)	1,638
Share-based compensation	—	10,163	—	—	—	10,163
Convertible note repayment allocated to conversion option	—	(929)	—	—	—	(929)
Issuance of common stock, net	548	(1,751)	—	—	—	(1,203)
Distributions to noncontrolling interests	—	—	—	—	(37,217)	(37,217)
Balance - September 30, 2020	$50,827	$1,125,455	$386,890	$(39,816)	$(14,059)	$1,509,297

	Three Months Ended September 30, 2019
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - June 30, 2019	$50,279	$1,110,496	$380,795	$(42,530)	$(9,481)	$1,489,559
Net income	—	—	19,313	—	7,408	26,721
Other comprehensive income (loss)	—	—	—	236	(99)	137
Share-based compensation	—	3,491	—	—	—	3,491
Contributions from noncontrolling interests	—	—	—	—	1,140	1,140
Distributions to noncontrolling interests	—	—	—	—	(17,500)	(17,500)
Balance - September 30, 2019	$50,279	$1,113,987	$400,108	$(42,294)	$(18,532)	$1,503,548

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Nine Months Ended September 30, 2019
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2018	$50,026	$1,102,919	$701,681	$(45,449)	$(21,288)	$1,787,889
Net income (loss)	—	—	(301,573)	—	17,577	(283,996)
Other comprehensive income	—	—	—	3,155	160	3,315
Share-based compensation	—	13,586	—	—	—	13,586
Issuance of common stock, net	253	(2,518)	—	—	—	(2,265)
Contributions from noncontrolling interests	—	—	—	—	6,519	6,519
Distributions to noncontrolling interests	—	—	—	—	(21,500)	(21,500)
Balance - September 30, 2019	$50,279	$1,113,987	$400,108	$(42,294)	$(18,532)	$1,503,548
(17)Other Comprehensive Income (Loss)
ASC 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation and change in fair value of investments as components of accumulated other comprehensive income (loss) (“AOCI”).
The components of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income:
Defined benefit pension plan adjustments	$592	$(168)	$424	$464	$(133)	$331
Foreign currency translation adjustments	1,333	(231)	1,102	(590)	140	(450)
Unrealized gain (loss) in fair value of investments	(281)	56	(225)	328	(72)	256
Total other comprehensive income	1,644	(343)	1,301	202	(65)	137
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	520	—	520	(99)	—	(99)
Total other comprehensive income attributable to Tutor Perini Corporation	$1,124	$(343)	$781	$301	$(65)	$236
(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income:
Defined benefit pension plan adjustments	$1,775	$(504)	$1,271	$1,390	$(398)	$992
Foreign currency translation adjustment	(1,621)	365	(1,256)	961	(253)	708
Unrealized gain in fair value of investments	2,078	(455)	1,623	2,053	(438)	1,615
Total other comprehensive income	2,232	(594)	1,638	4,404	(1,089)	3,315
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	(646)	—	(646)	160	—	160
Total other comprehensive income attributable to Tutor Perini Corporation	$2,878	$(594)	$2,284	$4,244	$(1,089)	$3,155
(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended September 30, 2020
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2020	$(36,979)	$(6,563)	$2,945	$(40,597)
Other comprehensive income (loss) before reclassifications	—	582	(3)	579
Amounts reclassified from AOCI	424	—	(222)	202
Total other comprehensive income	424	582	(225)	781
Balance as of September 30, 2020	$(36,555)	$(5,981)	$2,720	$(39,816)

	Nine Months Ended September 30, 2020
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2019	$(37,826)	$(5,371)	$1,097	$(42,100)
Other comprehensive income (loss) before reclassifications	—	(610)	1,878	1,268
Amounts reclassified from AOCI	1,271	—	(255)	1,016
Total other comprehensive income (loss)	1,271	(610)	1,623	2,284
Balance as of September 30, 2020	$(36,555)	$(5,981)	$2,720	$(39,816)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2019	$(38,009)	$(5,416)	$895	$(42,530)
Other comprehensive income (loss) before reclassifications	—	(351)	254	(97)
Amounts reclassified from AOCI	331	—	2	333
Total other comprehensive income (loss)	331	(351)	256	236
Balance as of September 30, 2019	$(37,678)	$(5,767)	$1,151	$(42,294)

	Nine Months Ended September 30, 2019
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2018	$(38,670)	$(6,315)	$(464)	$(45,449)
Other comprehensive income before reclassifications	—	548	1,633	2,181
Amounts reclassified from AOCI	992	—	(18)	974
Total other comprehensive income	992	548	1,615	3,155
Balance as of September 30, 2019	$(37,678)	$(5,767)	$1,151	$(42,294)
(18)Business Segments
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2020 and 2019:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended September 30, 2020
Total revenue	$723,324	$552,823	$322,091	$1,598,238		$—		$1,598,238
Elimination of intersegment revenue	(111,328)	(44,683)	(136)	(156,147)		—		(156,147)
Revenue from external customers	$611,996	$508,140	$321,955	$1,442,091		$—		$1,442,091
Income (loss) from construction operations	$70,237	$15,815	$9,700	$95,752	(a)	$(12,731)	(b)	$83,021
Capital expenditures	$10,996	$438	$224	$11,658		$352		$12,010
Depreciation and amortization(c)	$26,659	$419	$1,002	$28,080		$2,778		$30,858

Three Months Ended September 30, 2019
Total revenue	$591,884	$421,241	$249,453	$1,262,578		$—		$1,262,578
Elimination of intersegment revenue	(67,338)	(5,895)	—	(73,233)		—		(73,233)
Revenue from external customers	$524,546	$415,346	$249,453	$1,189,345		$—		$1,189,345
Income (loss) from construction operations	$50,695	$7,580	$7,247	$65,522		$(17,579)	(b)	$47,943
Capital expenditures	$22,497	$144	$325	$22,966		$365		$23,331
Depreciation and amortization(c)	$11,953	$495	$1,018	$13,466		$2,761		$16,227
____________________________________________________________________________________________________
(a)During the three months ended September 30, 2020, income (loss) from construction operations was positively impacted by $19.6 million (a favorable after-tax impact of $14.1 million, or $0.28 per diluted share) as a result of a favorable arbitration decision related to a dispute in the Specialty Contractors segment. This favorable impact was largely offset by an adverse impact of $15.2 million (an unfavorable after-tax impact of $10.9 million, or $0.21 per diluted share) due to an unfavorable legal ruling pertaining to a mechanical project in California in the Specialty Contractors segment.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Nine Months Ended September 30, 2020
Total revenue	$1,948,095	$1,548,223	$839,040	$4,335,358		$—		$4,335,358
Elimination of intersegment revenue	(280,494)	(85,298)	(319)	(366,111)		—		(366,111)
Revenue from external customers	$1,667,601	$1,462,925	$838,721	$3,969,247		$—		$3,969,247
Income (loss) from construction operations	$181,756	$37,120	$6,591	$225,467	(a)	$(37,523)	(b)	$187,944
Capital expenditures	$41,139	$636	$952	$42,727		$669		$43,396
Depreciation and amortization(c)	$67,050	$1,274	$2,990	$71,314		$8,320		$79,634

Nine Months Ended September 30, 2019
Total revenue	$1,516,623	$1,291,043	$664,279	$3,471,945		$—		$3,471,945
Elimination of intersegment revenue	(184,925)	(13,913)	—	(198,838)		—		(198,838)
Revenue from external customers	$1,331,698	$1,277,130	$664,279	$3,273,107		$—		$3,273,107
Income (loss) from construction operations	$(72,032)	$6,903	$(160,036)	$(225,165)	(d)	$(45,696)	(b)	$(270,861)
Capital expenditures	$60,948	$349	$558	$61,855		$822		$62,677
Depreciation and amortization(c)	$31,608	$1,495	$3,143	$36,246		$8,295		$44,541
____________________________________________________________________________________________________

(a)During the nine months ended September 30, 2020, income (loss) from construction operations was adversely impacted by $15.2 million (an unfavorable after-tax impact of $10.9 million, or $0.21 per diluted share) in the third quarter of 2020 due

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

to an unfavorable legal ruling pertaining to a mechanical project in California in the Specialty Contractors segment, as well as by $13.2 million (an unfavorable after-tax impact of $9.5 million, or $0.19 per diluted share) in the second quarter of 2020 due to an adverse arbitration ruling pertaining to an electrical project in New York in the Specialty Contractors segment. These adverse impacts were mostly offset by $19.6 million (a favorable after-tax impact of $14.1 million, or $0.28 per diluted share) in the third quarter of 2020 as a result of a favorable arbitration decision related to a dispute in the Specialty Contractors segment.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the nine months ended September 30, 2019, the Company recorded a non-cash goodwill impairment charge of $379.9 million in income (loss) from construction operations (an unfavorable after-tax impact of $329.5 million, or $6.56 per diluted share) resulting from an interim impairment test the Company performed as of June 1, 2019.
A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Income (loss) from construction operations	$83,021	$47,943	$187,944	$(270,861)
Other income (expense)	(8,048)	1,674	(8,364)	2,996
Interest expense	(25,613)	(17,305)	(58,513)	(51,252)
Income (loss) before income taxes	$49,360	$32,312	$121,067	$(319,117)
Total assets by segment were as follows:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Civil	$3,168,681	$2,791,402
Building	1,086,462	995,298
Specialty Contractors	708,673	635,180
Corporate and other(a)	78,440	63,897
Total assets	$5,042,256	$4,485,777
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discusses our financial position as of September 30, 2020 and the results of our operations for the three and nine months ended September 30, 2020 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2019, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A below.
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
•Failure to meet our obligations under our debt agreements;
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
•Downgrades in our credit ratings;
•Conversion of our outstanding Convertible Notes that could dilute ownership interests of existing stockholders and could adversely affect the market price of our common stock; and

•Uncertainty from the expected discontinuance of the London Interbank Offered Rate and transition to any other interest rate benchmark.
Executive Overview
COVID-19 Update
In the first quarter of 2020, the outbreak of a novel strain of coronavirus, COVID-19, was declared a pandemic. Efforts in the United States to prevent the spread of COVID-19 and mitigate its impacts intensified in March 2020. All 50 states in the United States declared states of emergency, and various countries around the world, including the United States, took steps to restrict travel. Many states and cities within the United States also enacted temporary closures of businesses, issued stay-at-home orders and implemented other restrictive measures in response to the pandemic. The COVID-19 pandemic did not have an impact on our business until mid-March 2020. The pandemic continued to impact certain projects through May 2020, when certain states and cities began easing some restrictions to allow for the gradual re-opening and expansion of business activities and most of our affected projects of significance resumed more normalized operations. The pace of easing and the continued level of restrictions have varied across regions based on the rates of new COVID-19 cases and hospitalizations, and this variability is expected to continue until rates decrease to levels that are more acceptable to public health officials.
The Company experienced a significantly reduced impact from the COVID-19 pandemic in the third quarter compared to the second quarter of 2020. For the three and nine months ended September 30, 2020, the Company estimates that the COVID-19 pandemic reduced revenue by approximately $40 million and $230 million, respectively, income from construction operations by approximately $3 million and $15 million, respectively, and diluted earnings per common share by $0.04 and $0.21, respectively. During the first nine months of 2020, these estimated impacts primarily affected the results of the lower-margin Building and Specialty Contractors segments, as certain projects in the Specialty Contractors segment in New York and certain projects in the Building segment in California and Arkansas experienced reduced project execution activities and productivity primarily due to temporary project suspensions and restarts, and in some cases a slower pace of project execution. The higher-margin Civil segment was not significantly impacted by the COVID-19 pandemic during the first nine months of 2020. The vast majority of our projects have been considered essential business activities, which has allowed projects to continue while implementing new health and safety requirements.
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
Operating Results
Consolidated revenue for the three and nine months ended September 30, 2020 was $1.4 billion and $4.0 billion, respectively, an increase of 21% for both periods, compared to $1.2 billion and $3.3 billion, respectively, for the same periods in 2019. The growth was primarily attributable to increased activities on several infrastructure projects in California and the Northeast, and certain building projects in California. The increases were partially offset by the COVID-19 impacts mentioned above.
Income from construction operations for the three and nine months ended September 30, 2020 was $83.0 million and $187.9 million, respectively, compared to income from construction operations of $47.9 million and loss from construction operations of $270.9 million for the same periods in 2019. Adjusted income from construction operations for the nine months ended September 30, 2019, which is a non-GAAP financial measure and excludes the $379.9 million non-cash goodwill impairment charge incurred in 2019, was $109.0 million. (For a discussion of non-GAAP financial measures, including a reconciliation of non-GAAP financial measures to the most nearly comparable GAAP financial measures, see the section below titled Non-GAAP Financial Measures.) The increase for both periods was primarily driven by contributions from the above-mentioned infrastructure projects, partially offset by incremental non-cash amortization expense of $8.4 million and $21.2 million for the three and nine months ended September 30, 2020, respectively, related to the increased equity interest in a joint venture that the Company acquired in the fourth quarter of 2019. In addition, both periods of 2020 were positively impacted by the net result of a favorable arbitration decision and an unfavorable legal ruling in the Specialty Contractors segment. For the nine-month period of 2020, the increase was also partially driven by the absence of prior year net unfavorable adjustments that totaled $26.7 million on certain electrical and mechanical projects in New York, none of which were individually material. The increase for the nine-month period of 2020 was partially offset by the $13.2 million impact of an unfavorable arbitration ruling in the second quarter of 2020 related to an electrical project in New York. The increases for both periods of 2020 were partially offset by the COVID-19 impacts mentioned above.
The provision for income taxes was $37 thousand and $14.7 million for the three and nine months ended September 30, 2020, respectively, compared to income tax expense of $5.6 million and an income tax benefit of $35.1 million for the same periods in 2019. The effective tax rate was 0.1% and 12.2% for the three and nine months ended September 30, 2020, respectively, compared to 17.3% and 11.0% for the comparable periods in 2019. Both periods of 2020 primarily reflect tax benefits related to provisions of the CARES Act, whereas the income tax benefit for the first nine months of 2019 included a $50.4 million tax benefit recognized as a result of the goodwill impairment charge. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.
Diluted earnings per common share for the three and nine months ended September 30, 2020 was $0.72 and $1.43, respectively, compared to diluted earnings per common share of $0.38 and loss per common share of $6.01 for the same periods in 2019. The COVID-19 pandemic had an estimated negative impact on diluted earnings per common share of $0.04 and $0.21 for the three and nine months ended September 30, 2020, respectively. Adjusted diluted earnings per common share, which is a non-GAAP financial measure and excludes the goodwill impairment charge (and the associated tax benefit) for the nine months ended September 30, 2019, was $0.55. The increase in adjusted diluted earnings per common share for both periods was principally due to the factors discussed above that drove the increase in income from construction operations, as well as the tax benefits recognized in both periods of 2020.
Consolidated new awards for the three and nine months ended September 30, 2020 totaled $0.6 billion and $1.9 billion, respectively, compared to $0.7 billion and $4.9 billion for the same periods in 2019. The lower volume of new awards in both current year periods was due to the timing of bidding for and awards of prospective project opportunities, which the Company expects will occur later in 2020 or in 2021. The Civil segment was the primary contributor to the new award activity in the third quarter of 2020. The most significant new awards included $121 million for the Company's share of a joint-venture mass-transit project in Massachusetts, $75 million of additional funding for various building projects in California, a $54 million mixed-use building project in California, and a $47 million military facilities project in Guam. The COVID-19 pandemic has resulted in and could potentially continue to result in delays in the bidding and awarding of certain projects the Company is pursuing due to customer funding constraints and administrative challenges.
Consolidated backlog as of September 30, 2020 was $9.2 billion compared to $11.2 billion at December 31, 2019. Backlog declined as a result of the higher current year revenue generated from near-record backlog at the end of 2019 outpacing current year new awards. As of September 30, 2020, the mix of backlog by segment was approximately 57% for Civil, 21% for Building and 22% for Specialty Contractors.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2019 to September 30, 2020:

(in millions)	Backlog at December 31, 2019	New Awards(a)	Revenue Recognized	Backlog at September 30, 2020(b)
Civil	$6,037.2	$837.5	$(1,667.6)	$5,207.1
Building	2,790.3	629.4	(1,462.9)	1,956.8
Specialty Contractors	2,393.6	463.2	(838.7)	2,018.1
Total	$11,221.1	$1,930.1	$(3,969.2)	$9,182.0
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
Because the COVID-19 pandemic remains fluid and uncertain, the Company cannot assess the degree to which it might experience future adverse impacts. The general outlook for the Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, but the impact of the COVID-19 pandemic could adversely affect future performance and operations. In addition, the Company’s growth could be impacted by future project delays or the timing of project commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as bipartisan support for infrastructure investments and limited competition for some of the largest project opportunities. In recent elections, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years, and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. As state and local governments respond to the economic burdens attributable to the COVID-19 pandemic, they may delay or cancel planned infrastructure investments due to reduced revenues from income and sales taxes, fuel taxes and tolls. The extent of such effects, their duration, and how state and local governments will respond remains uncertain, just as the scope and duration of the COVID-19 pandemic remains uncertain. The possibility of additional federal financial assistance or stimulus programs directed toward assisting state and local governments or specifically targeting significant investments in infrastructure have been discussed as possible additional pieces of the federal government’s ongoing response to the COVID-19 pandemic. Such additional federal financial assistance or stimulus programs could favorably impact the Company’s current work and prospective opportunities, though the timing and magnitude of such additional federal government actions, if any, remain uncertain. Meanwhile, several large, long-duration civil infrastructure programs with which we are already involved continue to progress. Finally, the COVID-19 pandemic’s dramatic impact on the U.S. economy has led to interest rates that remain at record low levels and may be conducive to continued, and potentially increased, spending on infrastructure projects.
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
These non-GAAP financial measures, which exclude the non-cash goodwill impairment charge incurred in the second quarter of 2019 (as well as the tax benefit associated with that charge), include adjusted income (loss) from construction operations, adjusted net income attributable to Tutor Perini Corporation, adjusted diluted earnings per common share and adjusted effective income tax rate. We also reference adjusted operating margin for each segment, which is a non-GAAP financial measure that we define as adjusted income (loss) from construction operations as a percentage of revenue. These non-GAAP financial measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled non-GAAP financial measures presented by other companies. Reconciliations of these non-GAAP financial measures to the most nearly comparable GAAP financial measures are presented below. There were no adjustments for the three months ended September 30, 2019 or the three and nine months ended September 30, 2020; therefore, the non-GAAP financial measures do not differ from GAAP results in those periods.

Reconciliation of Non-GAAP Financial Measures
(in millions)	Civil	Building	Specialty Contractors	Corporate	Consolidated Total
Nine Months Ended September 30, 2019
Income (loss) from construction operations, as reported	$(72.0)	$6.9	$(160.0)	$(45.8)	$(270.9)
Plus: Goodwill impairment charge	210.2	13.5	156.2	—	379.9
Adjusted income (loss) from construction operations	$138.2	$20.4	$(3.8)	$(45.8)	$109.0

	Nine Months Ended September 30,
(in millions, except per common share amounts and percentages)	2020	2019
Net income (loss) attributable to Tutor Perini Corporation, as reported	$72.9	$(301.6)
Plus: Goodwill impairment charge	—	379.9
Less: Tax benefit provided on goodwill impairment charge	—	(50.4)
Adjusted net income attributable to Tutor Perini Corporation	$72.9	$27.9

Diluted earnings (loss) per common share, as reported	$1.43	$(6.01)
Plus: Goodwill impairment charge	—	7.56
Less: Tax benefit provided on goodwill impairment charge	—	(1.00)
Adjusted diluted earnings per common share	$1.43	$0.55

Effective income tax rate, as reported	12.2%	(11.0)%
Tax effect of goodwill impairment charge	—%	36.1%
Adjusted effective income tax rate	12.2%	25.1%
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue, income (loss) from construction operations and adjusted income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenue	$612.0	$524.5	$1,667.6	$1,331.7
Income (loss) from construction operations, as reported	70.2	50.7	181.8	(72.0)
Plus: Goodwill impairment charge	—	—	—	210.2
Adjusted income from construction operations	$70.2	$50.7	$181.8	$138.2
Revenue for the three and nine months ended September 30, 2020 increased 17% and 25%, respectively, compared to the same periods in 2019. The revenue growth for both periods was primarily due to overall increased project execution activities on various mass-transit projects in California and Minnesota. The COVID-19 pandemic had an insignificant impact on revenue for the third quarter of 2020 and an estimated negative impact on revenue of $25 million for the nine months ended September 30, 2020.
Excluding the goodwill impairment charge in the second quarter of 2019, adjusted income from construction operations for the three and nine months ended September 30, 2020 increased 39% and 32%, respectively, compared to the same periods in 2019. The increase for both periods was primarily driven by the volume growth mentioned above and improved performance on certain projects, partially offset by the impact of incremental non-cash amortization expense of $8.4 million and $21.2 million for the three and nine months ended September 30, 2020, respectively, related to the increased equity interest in a joint venture that the Company acquired in the fourth quarter of 2019. The COVID-19 pandemic resulted in insignificant negative impacts on income from construction operations for the three and nine months ended September 30, 2020 (an estimated $1 million and $3 million, respectively).
Operating margin was 11.5% and 10.9% for the three and nine months ended September 30, 2020, respectively, compared to operating margin of 9.7% and (5.4)% and adjusted operating margin of 9.7% and 10.4% for the same periods in 2019. Adjusted operating margin excludes the impact of the 2019 goodwill impairment charge. The increase in adjusted operating margin for both periods of 2020 was primarily driven by improved performance on several ongoing projects, partially offset by the aforementioned incremental amortization expense.
New awards in the Civil segment totaled $282 million and $838 million for the three and nine months ended September 30, 2020, respectively, compared to $293 million and $2.1 billion for the same periods in 2019. The lower volume of new awards in the first nine months of 2020 compared to the same period in 2019 was due to the timing of bidding for and awards of prospective project opportunities, which the Company expects will occur later in 2020 or 2021, whereas the prior year nine-month period included the $1.4 billion Purple Line Section 3 Stations project in California. New awards included $121 million for the Company's share of a joint-venture mass-transit project in Massachusetts and a $47 million military facilities project in Guam. Several Civil segment opportunities are expected to bid and/or potentially be awarded to the Company later this year and in 2021. However, the COVID-19 pandemic is resulting in revenue shortfalls for many state and local government agencies that could result in the deferral or cancellation of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of anticipated supplemental funding from the federal government.
Backlog for the Civil segment was $5.2 billion as of September 30, 2020 compared to $5.9 billion as of September 30, 2019. The higher backlog in the prior year period was primarily driven by the Purple Line Section 3 Stations project awarded in the first quarter of 2019. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.
Building Segment
Revenue, income from construction operations and adjusted income from construction operations for the Building segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenue	$508.1	$415.3	$1,462.9	$1,277.1
Income from construction operations, as reported	15.8	7.6	37.1	6.9
Plus: Goodwill impairment charge	—	—	—	13.5
Adjusted income from construction operations	$15.8	$7.6	$37.1	$20.4
Revenue for the three and nine months ended September 30, 2020 increased 22% and 15%, respectively, compared to the same periods in 2019 primarily due to increased project execution activities on various projects in California and Oklahoma. The increases were partially offset by reduced activity on certain projects in California that are completed or nearing completion. Revenue grew in both periods of 2020 despite the negative impact of the COVID-19 pandemic, which resulted in delays on certain projects that negatively impacted revenue by approximately $35 million and $150 million for the three and nine months ended September 30, 2020, respectively.
Excluding the goodwill impairment charge in the second quarter of 2019, adjusted income from construction operations for the three and nine months ended September 30, 2020 increased 109% and 82%, respectively, compared to the same periods in 2019. The increase for both periods was principally driven by the factors mentioned above that drove the increases in revenue, as well as increased contributions from certain higher-margin projects in the current year. The COVID-19 pandemic resulted in negative impacts on income from construction operations in both current year periods (an estimated $2 million and $5 million, respectively).
Operating margin was 3.1% and 2.5% for the three and nine months ended September 30, 2020, respectively, compared to operating margin of 1.8% and 0.5% and adjusted operating margin of 1.8% and 1.6% for the same periods in 2019. Adjusted operating margin excludes the impact of the 2019 goodwill impairment charge. The increase in adjusted operating margin for both periods was driven by the factors mentioned above that drove the increases in revenue and income from construction operations.
New awards in the Building segment totaled $186 million and $629 million for the three and nine months ended September 30, 2020, respectively, compared to $199 million and $1.6 billion for the same periods in 2019. The lower volume of new awards in both periods of 2020 was due to the timing of prospective project opportunities, which are expected to be awarded later this year or in 2021, whereas the first nine months of 2019 included several sizeable new awards, such as the Choctaw Casino and Resort project in Oklahoma, the Table Mountain Hotel and Casino project in California and the Southland Gaming Casino and Hotel project in Arkansas. New awards in the third quarter of 2020 included over $75 million of additional funding for various building projects in California and a $54 million mixed-use building project in California. The COVID-19 pandemic is negatively impacting demand in certain end markets, such as hospitality and gaming, which has resulted in and could continue to result in reduced project opportunities in those markets.
Backlog for the Building segment was $2.0 billion as of September 30, 2020 compared to $2.7 billion as of September 30, 2019. The decrease was driven by revenue growth for the segment that exceeded new awards, which were impacted by the timing of bidding and award activities, including in some instances delays as a result of the COVID-19 pandemic. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. Barring any further adverse impacts from the COVID-19 pandemic, demand for our building construction services is expected to continue due to ongoing customer spending supported by a favorable interest rate environment.
Specialty Contractors Segment
Revenue, income (loss) from construction operations and adjusted income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenue	$322.0	$249.5	$838.7	$664.3
Income (loss) from construction operations, as reported	9.7	7.2	6.6	(160.0)
Plus: Goodwill impairment charge	—	—	—	156.2
Adjusted income (loss) from construction operations	$9.7	$7.2	$6.6	$(3.8)
Revenue for the three and nine months ended September 30, 2020 increased 29% and 26%, respectively, compared to the same periods in 2019. The growth for both periods was principally due to increased project execution activities on a transportation project in the Northeast and a hospitality and gaming project in California. For the year-to-date period, the growth was also attributable to increased project execution activities on certain electrical and mechanical projects in New York. The COVID-19 pandemic resulted in delays on certain projects that negatively impacted revenue by approximately $5 million and $55 million for the three and nine months ended September 30, 2020, respectively.

Income from construction operations for the three and nine months ended September 30, 2020 was $9.7 million and $6.6 million, respectively, compared to income from construction operations of $7.2 million and loss from construction operations of $160.0 million for the same periods in 2019. Excluding the impact of the goodwill impairment charge in the second quarter of 2019, adjusted loss from construction operations was $3.8 million for the nine months ended September 30, 2019. The increase in income from construction operations for both periods of 2020 was primarily due to the increased volume mentioned above, as well as the net positive impact of a $19.6 million favorable arbitration decision and a $15.2 million unfavorable legal ruling pertaining to a mechanical project in California, partially offset by various other immaterial adjustments to project forecasts and the negative impact of the COVID-19 pandemic (less than $1 million for the third quarter and approximately $7 million for the nine-month period of 2020). For the nine-month period of 2020, the increase was also driven by the absence of the prior year net unfavorable adjustments that totaled $26.7 million, partially offset by the $13.2 million unfavorable arbitration ruling in the second quarter of 2020, both discussed in the Executive Overview.
Operating margin was 3.0% and 0.8% for the three and nine months ended September 30, 2020, respectively, compared to operating margin of 2.9% and (24.1)% and adjusted operating margin of 2.9% and (0.6)% for the same periods in 2019. Adjusted operating margin excludes the impact of the 2019 goodwill impairment charge. The changes in adjusted operating margin for both periods were mainly attributable to the aforementioned factors that drove the changes in revenue and adjusted income (loss) from construction operations.
New awards in the Specialty Contractors segment totaled $157 million and $463 million for the three and nine months ended September 30, 2020, respectively, compared to $199 million and $1.1 billion for the same periods in 2019. The COVID-19 pandemic has resulted in and could continue to result in reduced demand from certain commercial and government customers that are experiencing funding constraints.
Backlog for the Specialty Contractors segment was $2.0 billion as of September 30, 2020 compared to $2.3 billion as of September 30, 2019. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s growing backlog of large Civil and Building segment projects, but it also remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $12.7 million and $37.5 million during the three and nine months ended September 30, 2020, respectively, compared to $17.6 million and $46.0 million during the three and nine months ended September 30, 2019, respectively. The decrease in the three and nine months ended September 30, 2020 was primarily due to lower compensation expenses and lower outside professional service fees compared to the same periods in 2019.
Other Income (Expense), Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Other income (expense)	$(8.1)	$1.7	$(8.4)	$3.0
Interest expense	(25.6)	(17.3)	(58.5)	(51.3)
Income tax (expense) benefit	—	(5.6)	(14.7)	35.1
Other income (expense) for the three and nine months ended September 30, 2020 was a net expense of $8.1 million and $8.4 million, respectively, compared to net other income of $1.7 million and $3.0 million for the comparable prior year periods. The net expense in the 2020 periods was primarily due to a charge related to the unfavorable resolution of a dispute pertaining to a past business acquisition.
Interest expense increased $8.3 million and $7.2 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases in the 2020 periods were non-cash and were primarily due to extinguishment costs related to our debt restructuring transactions in August 2020.
The provision for income taxes was $37 thousand and $14.7 million for the three and nine months ended September 30, 2020, respectively, compared to income tax expense of $5.6 million and an income tax benefit of $35.1 million for the same periods in 2019. The effective tax rate was 0.1% and 12.2% for the three and nine months ended September 30, 2020, respectively, compared to 17.3% and 11.0% for the comparable periods in 2019. The effective income tax rates for the 2020 periods primarily reflect the favorable tax rate differential realized on the 2019 net operating loss (“NOL”) carryback and earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company. Under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020, the NOL generated in 2019 may be carried back up to five years, whereas under previous rules NOLs were only allowed to be carried forward. This allowed the Company to realize the benefit of the tax rate differential by carrying back the NOL to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%. The majority of the NOL benefit was recorded in the third quarter when final tax return information was received from the Company's joint venture partners. These benefits to the effective tax rates for both periods were partially offset by state income taxes, the impact of cancelled stock options and the lower vested amounts or forfeiture of restricted stock units for which some or all of the share-based compensation expense recognized in prior periods is not deductible for income tax purposes.
The Company's provision for income taxes and effective tax rate for the nine months ended September 30, 2019 were significantly impacted by the goodwill impairment charge. For the nine months ended September 30, 2019, the Company recognized an income tax benefit of $35.1 million. The lower effective tax rate in the 2019 period primarily resulted from the $379.9 million goodwill impairment charge discussed above of which approximately $209.5 million was not deductible for income tax purposes. The Company recognized a tax benefit totaling $50.4 million as a result of the impairment charge. The adjusted effective income tax rate, which excludes the tax benefit resulting from the goodwill impairment charge, was 25.1% for the nine months ended September 30, 2019. The lower effective rate in the third quarter of 2020 compared to 2019 is primarily due to the favorable impact of the NOL carryback as described above. The lower adjusted effective rate in the nine month period of 2020 compared to last year is also primarily due to the favorable impact of the NOL carryback as described above. For a further discussion of income taxes, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. On August 18, 2020, the Company entered into a new credit agreement that provides for a term loan B facility and a revolving credit facility. We used the net proceeds to repay all borrowings under our 2017 Credit Facility and repurchase a majority of our Convertible Notes with the remaining notes outstanding to be repaid from proceeds held for such purpose. Under the new credit agreement, we have a committed line of credit totaling $175 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175 million and available cash balances as of September 30, 2020, will be sufficient to fund any working capital needs and debt maturities for the next 12 months, provided that we are not adversely impacted by unanticipated future events, including material increases in the negative impact of the COVID-19 pandemic as discussed in COVID-19 Update above. For a discussion of our new credit agreement and other debt transactions, see the section entitled Debt below.
Cash and Working Capital
Cash and cash equivalents were $348.4 million as of September 30, 2020 compared to $193.7 million as of December 31, 2019. Cash immediately available for general corporate purposes was $169.0 million and $43.8 million as of September 30, 2020 and December 31, 2019, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments, held primarily to secure insurance-related contingent obligations and at September 30, 2020 also includes cash held to repurchase the Convertible Notes that remain outstanding, totaled $156.4 million as of September 30, 2020 compared to $79.4 million as of December 31, 2019.
During the nine months ended September 30, 2020, net cash provided by operating activities was $131.0 million (with $72.7 million provided in the third quarter), which is a new record high for the first nine months of any year since the merger in 2008, due primarily to cash generated from earnings sources, partially offset by investment in working capital. The increase in working capital for the first nine months of 2020 primarily reflects an increase in accounts receivable due to timing of collections, partially offset by an increase in accounts payable due to timing of payments to suppliers and subcontractors. During the nine months ended September 30, 2019, net cash provided by operating activities was $111.4 million due primarily to cash generated from earnings sources while investment in working capital was relatively flat during the period.
Cash flow from operating activities increased $19.6 million when comparing the first nine months of 2020 with the same period of 2019. The increase in cash from operating activities in the first three quarters of 2020 compared to 2019 reflects the significant increase in cash from earnings sources partially offset by an increase in investment in working capital primarily as a result of a smaller increase in billings in excess of costs and estimated earnings ("BIE"), which was reduced by a larger increase in accounts payable.
Cash used for investing activities during the first nine months of 2020 was $32.9 million primarily due to the acquisition of property and equipment for projects totaling $43.4 million, partially offset by proceeds from the sale of property and equipment of $13.3 million. Cash used for investing activities during the first nine months of 2019 was $66.1 million, primarily due to the acquisition of property and equipment for projects.
For the first nine months of 2020, net cash provided by financing activities was $129.1 million, which was primarily driven by increased net borrowings of $178.8 million, partially offset by $37.2 million of cash distributions to noncontrolling interests. Net cash provided by financing activities for the comparable period in 2019 was $48.3 million, which was primarily due to increased net borrowings of $66.1 million, partially offset by $21.5 million of cash distributions to noncontrolling interests.
At September 30, 2020, we had working capital of $1.8 billion, a ratio of current assets to current liabilities of 1.75 and a ratio of debt to equity of 0.68, compared to working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.66 and a ratio of debt to equity of 0.58 at December 31, 2019.
Debt
2020 Credit Agreement
On August 18, 2020, the Company entered into a new credit agreement (the "2020 Credit Agreement") with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “2020 Revolver”), with sublimits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027 and the 2020 Revolver will mature on August 18, 2025, in each case, unless any of the 2017 Senior Notes are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), in which case, both the Term Loan B and the 2020 Revolver will mature on January 30, 2025 (subject to certain further exceptions). For more information regarding the terms of our 2020 Credit Agreement, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

The table below presents our actual and required consolidated first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Twelve Months Ended
September 30, 2020
	Actual	Required
First lien net leverage ratio	0.85 to 1.00	< or = 2.75 : 1.00
As of September 30, 2020, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Facility.
Termination of 2017 Credit Facility and Repurchase of Convertible Notes

On April 20, 2017, the Company entered into a credit agreement (the "2017 Credit Facility") with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders. The 2017 Credit Facility provided for a $350 million revolving credit facility and a sublimit for the issuance of letters of credit and swing line loans up to the aggregate amount of $150 million and $10 million, respectively, both maturing on April 20, 2022 unless any of the Convertible Notes, as defined below, were outstanding on December 17, 2020, in which case all such borrowings would have matured on December 17, 2020 (the “spring-forward provision”).

On August 18, 2020, the Company used proceeds from the Term Loan B to repay outstanding amounts under its 2017 Credit Facility. As a result of repaying the outstanding amounts under the 2017 Credit Facility and entering into the 2020 Credit Agreement, the Company terminated the 2017 Credit Facility, including its spring-forward provision that would have accelerated the maturity of the facility to December 17, 2020.

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of its Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). Following the repurchases, $69.9 million aggregate principal amount of the Convertible Notes remain outstanding as of September 30, 2020. The Company will repurchase or retire at or before maturity the remaining Convertible Notes and repay the principal balance using available proceeds from the Term Loan B being held for such purpose.
Contractual Obligations
Aside from the Debt discussion above, there have been no material changes in our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our subsequent Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
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
Item 5. Other Information
None.

Item 6. Exhibits

Exhibits	Description
10.1	Assignment and Assumption Agreement, dated January 15, 2015, by and among Ronald N. Tutor and the Ronald N. Tutor Separate Property Trust.
10.2	Assignment and Assumption Agreement, dated March 3, 2015, by and among the Ronald N. Tutor Separate Property Trust and Kristra Investments, Ltd.
10.3	First Amendment to Commercial Lease Agreement, dated October 7, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd.
10.4	First Amendment to Commercial Lease Agreement, dated October 7, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd.
10.5
Credit Agreement, dated as of August 18, 2020, among Tutor Perini Corporation, BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 19, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: November 4, 2020	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer