Form 10-K
period 2020-12-31
TUTOR PERINI CORP
filed 2021-02-24
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ -to- __________
Commission File Number: 1-6314
Tutor Perini Corporation

(Exact name of registrant as specified in its charter)
Massachusetts	04-1717070
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15901 Olden Street, Sylmar, California	91342
(Address of principal executive offices)	(Zip Code)
(818) 362-8391
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TPC	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $490,456,469 as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of Common Stock, $1.00 par value per share, outstanding at February 19, 2021 was 50,913,900.
Documents Incorporated by Reference
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TUTOR PERINI CORPORATION
2020 ANNUAL REPORT ON FORM 10-K

PART I.
Forward-Looking Statements
The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including without limitation, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future and statements regarding future guidance or estimates and non-historical performance. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These material risks and uncertainties are listed and discussed in Item 1A. Risk Factors, below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
ITEM 1. BUSINESS
General
Tutor Perini Corporation (together with its consolidated subsidiaries, “Tutor Perini,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction company, based on revenue as ranked by Engineering News-Record (“ENR”), offering diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. The Company was formed as a result of the 2008 merger between Tutor-Saliba Corporation and Perini Corporation (“Perini”) and our legacy dates back to 1894, when Perini's predecessor businesses began providing construction services. Our corporate headquarters are in Los Angeles (Sylmar), California, and we have various other principal offices throughout the United States and its territories (see Item 2. Properties for a listing of our major facilities). Our common stock is listed on the New York Stock Exchange under the symbol “TPC.” We are incorporated in the Commonwealth of Massachusetts.
We have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work; concrete forming and placement; steel erection; electrical; mechanical; plumbing; heating, ventilation and air conditioning (HVAC); and fire protection. During 2020, we performed work on approximately 1,200 construction projects.
In 2020, ENR ranked Tutor Perini as the 14th largest domestic contractor. We are recognized as one of the leading civil contractors in the United States, as evidenced by our performance on several of the country’s largest mass-transit and transportation projects, such as Newark Liberty International Airport Terminal One (“Newark Airport Terminal One”), the East Side Access project in New York City, the California High-Speed Rail System, the Alaskan Way Viaduct Replacement (SR 99) project in Seattle, major portions of the Red Line and Purple Line segments of the Los Angeles Metro subway system, and the San Francisco Central Subway extension to Chinatown. We are also recognized as one of the leading building contractors in the United States, as evidenced by our performance on several of the country’s largest building development projects, including CityCenter and the Cosmopolitan Resort and Casino in Las Vegas, and Hudson Yards in New York City.
Our strengths and expertise in the construction of civil and building infrastructure projects have been augmented by our vertical integration capabilities, which we established more than 10 years ago through the acquisitions of various business entities specializing in electrical, mechanical, plumbing, HVAC and other services that enhanced our market capabilities and expanded our geographic presence. Our vertical integration is a competitive advantage that allows us to self-perform a greater amount of work than our competitors. It also increases our competitiveness in bidding and our efficiency in managing and executing large, complex projects, and provides us with significant cross-selling opportunities across a broad geographic footprint.

Business Segment Overview
Our business is conducted through three segments: Civil, Building and Specialty Contractors.
Civil Segment
Our Civil segment specializes in public works construction and the replacement and reconstruction of infrastructure across several major geographic regions of the United States. Our civil contracting services include construction and rehabilitation of highways, bridges, tunnels, mass-transit systems, military defense facilities, and water management and wastewater treatment facilities.
The Civil segment is comprised of the heavy civil construction operations of our predecessors, Tutor-Saliba Corporation, its subsidiary Black Construction, and Perini, as well as our acquired companies, Frontier-Kemper, Lunda Construction and Becho. Our heavy civil units operate primarily on the West and East Coasts of the United States and are engaged in a variety of large mass-transit, tunneling, bridge and highway projects. Black Construction is the largest contractor in Guam and provides a variety of heavy civil, building, mechanical and electrical construction services throughout the Western Pacific region and in other strategic military locations. Frontier-Kemper is a heavy civil contractor engaged in the construction of tunnels for highways, railroads, subways and rapid transit systems; the construction of shafts and other facilities for water supply, wastewater transport and hydroelectric projects; and the development and equipping of mines with innovative hoisting, elevator and vertical conveyance systems. Lunda Construction is a heavy civil contractor specializing in the construction, rehabilitation and maintenance of bridges, railroads and other civil structures throughout the United States. Becho is engaged in drilling, foundation and excavation support for shoring, bridges, piers, roads and highway projects, primarily in the southwestern United States.
In its 2020 rankings, ENR ranked us as the nation’s second largest contractor in the transportation market and third largest domestic heavy contractor.
Our Civil segment’s customers primarily award contracts through one of two methods: the traditional public “competitive bid” method, in which price is the major determining factor, or through a best value proposal, where contracts are awarded based on a combination of technical qualifications, proposed project team, schedule, past performance on similar projects and price.
Traditionally, our Civil segment’s customers require each contractor to pre-qualify for construction business by meeting criteria that include technical capabilities and financial strength. Our financial strength, outstanding record of performance on challenging civil works projects, and vertical integration capabilities often enable us to pre-qualify for projects in situations where smaller, less diversified contractors are unable to meet the qualification requirements. We believe this is a competitive advantage that allows us to self-perform a greater amount of work and makes us an ideal lead contractor for the largest, most complex infrastructure projects and on prestigious design-build, design-build-operate-maintain and public-private partnership projects.
We believe the Civil segment provides us with significant opportunities for growth due to the condition of existing infrastructure coupled with large government funding sources dedicated to the replacement and reconstruction of aging U.S. infrastructure. In addition, infrastructure programs generally garner popular, bipartisan support from the public and elected officials due to their favorable long-term economic impacts, including significant job creation. Funding for major civil infrastructure projects is typically provided through a combination of one or more of the following: local, regional, state and federal loans and grants; other direct allocations sourced through tax revenue; bonds; user fees; and, for certain projects, private capital.
We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed, or are currently working on, some of the most significant civil construction projects in the United States. For example, we are currently working on Newark Airport Terminal One, the East Side Access project in New York City, the first phase of the California High-Speed Rail project, the Purple Line Segments 2 and 3 expansion projects in Los Angeles, the San Francisco Central Subway extension to Chinatown and the Minneapolis Southwest Light Rail Transit project. We have also completed major projects such as the Alaskan Way Viaduct Replacement (SR 99) in Seattle; the platform over the eastern rail yard at Hudson Yards in New York City; the rehabilitation of the Verrazano-Narrows Bridge in New York; and multiple runway reconstruction projects at the John F. Kennedy International Airport in New York, Los Angeles International Airport and Fort Lauderdale-Hollywood International Airport, among others.

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
In its 2020 rankings, ENR ranked us as the 19th largest domestic building contractor. We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end resorts and casinos. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion could result in significant loss of revenue for the customer.
The Building segment is comprised of several operating units that provide general contracting, design-build, preconstruction and construction services in various regions of the United States. Tutor Perini Building Corp. focuses on large, complex building projects nationwide, including significant projects in the hospitality and gaming, commercial office, education, government facilities, and multi-unit residential markets. Rudolph and Sletten focuses on large, complex projects in California in the health care, commercial office, technology, industrial, education, and government facilities markets. Roy Anderson Corp. provides general contracting services, including major disaster response and reconstruction support, to public and private customers primarily throughout the southeastern United States. Perini Management Services provides diversified construction and design-build services internationally to U.S. government agencies, as well as to surety companies and multi-national corporations.
We have recently completed, or are currently working on, various large private and public building projects across a wide array of end markets. Specific projects include Newark Airport Terminal One; three large corporate office buildings in northern California for distinct confidential technology customers; a commercial office tower at 10 Hudson Yards and a multi-unit residential tower at 15 Hudson Yards in New York City; the El Camino Hospital Integrated Medical Office Building in El Camino, California; Kaiser Hospital buildings in San Leandro, Redwood City and Roseville, California; the Choctaw Casino and Resort in Durant, Oklahoma; the Pechanga Resort and Casino expansion in Temecula, California; the O Street Government Office Building in Sacramento, California; and courthouses in San Bernardino and San Diego, California and Broward County, Florida. As a result of our reputation and track record, we were previously awarded and completed contracts for several marquee hospitality and gaming projects in Las Vegas, including CityCenter, the Cosmopolitan Resort and Casino and the Wynn Encore Hotel. These projects span a wide array of building end markets and illustrate our Building segment’s résumé of successfully completed large-scale public and private projects.
Specialty Contractors Segment
Our Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC, fire protection systems and pneumatically placed concrete for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment provides unique strengths and vertically integrated service capabilities that position us as a full-service contractor with greater control over project bids and costs, scheduled work, project delivery and risk management. The majority of work performed by the Specialty Contractors segment is contracted directly with state and local municipal agencies, real estate developers, school districts and other commercial and industrial customers. A significant portion of the segment's work has been, and is expected to continue to be, performed for our Civil and Building segments.
The Specialty Contractors segment is comprised of several operating units that provide unique services in various regions of the United States. Five Star Electric has established itself as an industry leader and is one of the largest electrical contractors in New York City. Five Star Electric provides construction services, including power, lighting, fire alarm, security, telecommunications, low voltage and wireless systems to both the public and private sectors. These services are provided across end markets that include multi-unit residential, hotels, commercial offices, industrial, mass transit, education, retail, sports and entertainment, health care and water treatment. Fisk Electric (“Fisk”) covers many of the major commercial, transportation and industrial electrical construction markets in California and the southern United States, with the ability to cover other attractive markets nationwide. Fisk’s expertise is in the design and development of electrical and technology systems for major projects spanning a broad variety of project types, including commercial office buildings, sports arenas, hospitals, research laboratories, hotels and casinos, convention centers, manufacturing plants, refineries, and water and wastewater treatment facilities. WDF, Nagelbush and Desert Mechanical each provide mechanical, plumbing, HVAC and fire protection services to a range of customers in a wide variety of markets, including transportation, commercial/industrial, schools and universities and residential. WDF is one of the largest mechanical contractors serving the New York City metropolitan region. Nagelbush operates primarily in Florida and Desert Mechanical operates primarily in the western United States. Superior Gunite specializes in pneumatically placed structural concrete utilized in infrastructure projects nationwide, such as bridges, dams, tunnels and retaining walls.
Our Specialty Contractors business units have completed, or are currently working on, various portions of the East Side Access project in New York City, various projects at the World Trade Center and at Hudson Yards in New York City, and upgrades and rehabilitations at various New York City public housing facilities. The Specialty Contractors segment has also supported, or is currently supporting, several large projects in our Civil and Building segments, including the Alaskan Way Viaduct Replacement (SR 99) project in Seattle; the San Francisco Central Subway extension to Chinatown; the Purple Line Segments 2 and 3 expansion projects in Los Angeles; Newark Airport Terminal One; the California High Speed Rail project in central California; McCarran International Airport Terminal 3 in Las Vegas; and several marquee hospitality and gaming projects in Las Vegas, including CityCenter, the Cosmopolitan Resort and Casino, and the Wynn Encore Hotel.
For information regarding the breakdown of our revenue by segment, end market, customer type and contract type, see Note 3 of the Notes to Consolidated Financial Statements. In addition, financial information about geographic areas is discussed in Note 14 of the Notes to Consolidated Financial Statements.
Backlog
Backlog in our industry is a measure of the total value of work that is remaining to be performed on projects that have been awarded. We include a construction project in our backlog when a contract is awarded or when we have otherwise received written definitive notice that the project has been awarded to us and there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place). As a result, we believe our backlog is firm, and although cancellations or scope adjustments may occur, historically they have not been material. We estimate that approximately $4 billion, or 47%, of our backlog as of December 31, 2020 will be recognized as revenue in 2021. Our backlog by segment, end market and customer type is presented in the following tables:

	As of December 31,
(in thousands)	2020		2019
Backlog by business segment:
Civil	$4,783,564	57%	$6,037,195	54%
Building	1,702,305	20%	2,790,289	25%
Specialty Contractors	1,859,848	23%	2,393,626	21%
Total backlog	$8,345,717	100%	$11,221,110	100%

	As of December 31,
(in thousands)	2020		2019
Civil segment backlog by end market:
Mass transit (includes certain transportation and tunneling projects)	$3,885,275	81%	$4,628,664	77%
Military defense facilities	318,389	7%	369,647	6%
Bridges	244,385	5%	364,992	6%
Water	130,274	3%	218,517	4%
Other	205,241	4%	455,375	7%
Total Civil segment backlog	$4,783,564	100%	$6,037,195	100%

	As of December 31,
(in thousands)	2020		2019
Building segment backlog by end market:
Municipal and government	$556,726	33%	$584,444	21%
Commercial and industrial facilities	350,012	21%	578,852	21%
Hospitality and gaming	333,315	20%	793,624	28%
Education facilities	165,766	10%	233,551	8%
Mass transit (includes transportation projects)	144,019	8%	345,462	12%
Health care facilities	49,655	3%	92,913	3%
Other	102,812	5%	161,443	7%
Total Building segment backlog	$1,702,305	100%	$2,790,289	100%

	As of December 31,
(in thousands)	2020		2019
Specialty Contractors segment backlog by end market:
Mass transit (includes certain transportation and tunneling projects)	$1,058,479	57%	$1,406,047	59%
Multi-unit residential	219,139	12%	307,009	13%
Water	214,717	12%	278,788	12%
Commercial and industrial facilities	122,687	7%	163,921	7%
Other	244,826	12%	237,861	9%
Total Specialty Contractors segment backlog	$1,859,848	100%	$2,393,626	100%

	As of December 31,
	2020	2019
Backlog by customer type:
State and local agencies	72%	69%
Private owners	20%	25%
Federal agencies	8%	6%
Total backlog	100%	100%
Fixed price contracts are expected to continue to represent a sizeable percentage of total backlog. The composition of backlog by type of contract for 2020 and 2019 is as follows:

	As of December 31,
	2020	2019
Backlog by contract type:
Fixed price	76%	76%
Guaranteed maximum price	11%	11%
Unit price	4%	5%
Cost plus fee and other	9%	8%
Total backlog	100%	100%
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
Construction Costs
If prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. In our fixed price contracts, we attempt to insulate ourselves from the unfavorable effects of inflation, when possible, by incorporating escalating wage and price assumptions into our construction cost estimates, by obtaining firm fixed price quotes from major subcontractors and material suppliers, and by securing purchase commitments for materials early in the project schedule. Construction and other materials used in our construction activities are generally available locally from multiple sources and have been in adequate supply during recent years. Labor resources for our domestic projects are largely obtained through various labor unions. We have not experienced significant labor shortages in recent years, nor do we expect to in the near future, although a significant, rapid growth in our backlog may lead to situations in which labor resources become constrained. We employ expatriate and local labor in selected overseas areas.
Seasonality
We experience seasonal trends in our business. Our revenue and operating income are typically higher in the second half of the year. Our first fiscal quarter of the year is typically our lowest revenue quarter, as the harsher winter weather conditions that often occur during this period can negatively impact our ability to execute work and our productivity in parts of North America. Our revenue typically increases during the high construction seasons of the summer and fall months in the United States. Within the United States, as well as in other parts of the world, our business generally benefits from milder weather conditions during our third fiscal quarter, which allows for more productivity from our on-site construction operations. For these reasons, coupled with the number and significance of customer contracts commenced and completed during a particular period, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.
Government Contracts
Most of our federal, state and local government customers can terminate, renegotiate, or modify any of their contracts with us at their election, and many of our federal government contracts are subject to renewal or extension periodically. Revenue derived from federal, state and local government customers was approximately 60% of our total revenue for each of the years ended December 31, 2020, 2019 and 2018.
Environmental, Health and Safety Regulations
Environmental, health and safety regulations and requirements materially affect our business. We are firmly committed to providing a safe and healthy work environment for our employees and to working in a manner that ensures the safety of our subcontractors, customers and the general public, as well as the protection of facilities, equipment and the environment. Compliance with Occupational Safety and Health Administration (“OSHA”) and other health and safety regulations, in particular, is essential to procure business and to attract and retain our workforce. Accordingly, we make considerable investments in our environmental, health and safety programs, and we factor costs associated with compliance into our project bids and proposals.
We provide construction and construction management services at various project sites, and sometimes perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. We also handle small quantities of hazardous materials on occasion. Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental and health and safety laws and regulations, and some laws provide for joint and several strict liabilities for remediation of releases of hazardous substances.
Contaminants have been detected at some of the sites that we own and where we have worked as a contractor in the past, and we have incurred costs for the investigation and remediation of hazardous substances. However, we do not own the job sites upon which we perform our work. We have pollution liability insurance coverage for such matters, and if applicable, we seek indemnification from customers to cover the risks associated with environmental remediation. Accordingly, we believe that our environmental liabilities are not material. In addition, we continually evaluate our compliance with all applicable environmental laws and regulations, and believe that we are in substantial compliance with those laws and regulations.

Insurance and Bonding
All of our properties and equipment, as well as those of our joint ventures, are covered by insurance in amounts that we believe are consistent with our risk of loss and industry practice. Our wholly owned subsidiary, PCR Insurance Company, issues policies for default insurance for our subcontractors, automobile liability, general liability and workers’ compensation insurance, allowing us to centralize our claims and risk management functions to reduce our insurance-related costs.
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
Human Capital Resources
The foundation of our continuing success as a leading construction services business is our ability to attract and retain the industry’s best talent by providing a culture of opportunity, development, accountability and empowerment. This understanding guides our approach to managing our human capital resources.
Employees. Our principal asset is our employees, many of whom have technical and professional backgrounds and undergraduate and/or advanced degrees. As of December 31, 2020, we had approximately 8,700 employees (including union employees), of which approximately 2,100 were salaried and 6,600 were hourly employees. The number of employees at any given time depends on the volume and types of active projects in progress, as well as our position within the lifecycle of those projects. We believe that we have strong relationships with our employees and that the quality and level of service that our employees deliver to our customers are among the highest in our industry.
Union Workforce. We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union crafts and are subject to various renewal dates. As of December 31, 2020, our workforce included a total of approximately 4,500 union employees. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects; accordingly, the expiration of any union contract in the next year is not expected to have any material impact on us. During the past several years, we have not experienced any significant work stoppages caused by our union employees.
Talent Recruitment, Training and Retention. Our business relies upon an adequate supply of management, supervisory and field personnel. Recruiting, training and retaining key personnel has been and will remain primary goals of our human capital initiative. Through the use of management information systems, on-the-job training and educational seminars, employees are trained to understand the importance of project execution. We place a strong emphasis on training employees in accurate and comprehensive project estimating, project management and project cost control. As is common in our industry, we experience some recurring employee turnover each year, which we believe is comparable to the industry average. Historically, we have successfully attracted and retained sufficient numbers of personnel, including union personnel, to support our operational needs. We strive to ensure a fully competent project management team that includes long-term successors to our current project leaders by investing significant resources to build strong and highly competent project managers. We regularly hire construction management and engineering staff, including interns and recent graduates, and provide them with engaging projects and development programs. On the occasion when we have a need for senior project executives, the broad professional network of our leadership team often provides strong candidates to fill those needs. We also utilize internal and external recruiting specialists to help fill our open job positions. To support retention and motivation of our top talent, we provide very competitive compensation, which may include performance incentives.
Workplace Safety. We place a strong emphasis on the safety of our employees, our customers and the public. Accordingly, we conduct extensive safety training programs that have allowed us to maintain a high safety level at our worksites. All newly hired employees that will be working at project job sites undergo an initial safety orientation, and for certain types of projects or processes we conduct specific hazard training programs. Our project supervisors regularly conduct on-site safety meetings and our safety managers make random site safety inspections and perform daily assessments. In addition, operational employees are required to complete an OSHA 30-hour training program and project-specific courses on various safety topics. Moreover, we promote a culture of safety by encouraging employees to recognize, immediately correct and report all unsafe conditions.
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
ITEM 1A. RISK FACTORS
We are subject to a number of known and unknown risks and uncertainties that could have a material adverse effect on our operations. Set forth below, and elsewhere in this report, are descriptions of the material risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and could have a material adverse effect on our financial condition, results of operations and cash flows.
Risks Related to Our Business and Operations
The novel coronavirus (“COVID-19”) pandemic has adversely impacted, and could continue to adversely impact, our business, financial condition and results of operations.
The World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. Government declared a national emergency in March 2020. The COVID-19 pandemic has created volatility, uncertainty and economic disruption for the Company, our customers, subcontractors and suppliers, and the markets in which we do business. The scope and impact of the COVID-19 pandemic continues to evolve, and new strains of the COVID-19 virus have recently been discovered, including some that may have a higher degree of transmission. Extraordinary and wide-ranging actions have been taken by international, federal, state and local public health and governmental authorities to contain and combat the spread of COVID-19, including stay-at-home or shelter-in-place orders, social distancing measures and travel restrictions for individuals, orders for many businesses to cease or curtail normal operations unless their work is deemed essential or critical and, recently, the approvals of various vaccines and subsequent roll-outs of large-scale vaccination programs worldwide. Some of these vaccines, while highly effective against the original virus strain, may be less effective against some of the newer and more contagious variants.
While we have not experienced project cancellations as a result of the COVID-19 pandemic, we have experienced disruptions to our business operations as the pandemic has spread through the geographies where we do business. For example, beginning in mid-March of 2020, work on some non-essential construction projects was suspended or curtailed by certain customers, primarily in our Building and Specialty Contractors segments, though the vast majority of our projects in the Civil segment have been designated as essential business, allowing us to continue our work on those projects. In addition, we have modified certain business and workforce practices and implemented new protocols to promote social distancing and enhance health and safety measures on our projects and in our offices to conform to regulatory requirements and best practices encouraged by governmental and regulatory authorities, all of which has negatively affected our operations and resulted in increases in operating expenses. We have also experienced absenteeism due to illness, quarantine or fear by our employees or those of our subcontractors on certain projects, which has resulted in some disruption of our work. The COVID-19 pandemic's impacts to date have been primarily productivity inefficiencies due to project suspensions or absenteeism on certain projects, as well as additional costs associated with the new health and safety measures implemented in response to the pandemic. Any ongoing project suspensions, personnel absenteeism, or reduced work schedules or shifts required to comply with quarantines or other social distancing measures could continue to adversely affect our operations. In addition, as a result of COVID-19 containment efforts, we have experienced delays in certain bidding activities and also in legal proceedings and settlement discussions where we have claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Consequently, our ability to resolve and recover on these types of claims has been and may continue to be delayed, which may adversely affect our liquidity and financial results. For further discussion regarding the impact of COVID-19 to our business, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7.
It remains too early to assess the full impact that the COVID-19 pandemic, and the actions taken in response to it, will have on our employees, our operating segments and practices, our customers, subcontractors and suppliers, and the regions that we serve, or on our financial condition and results of operations as a whole. The full impact depends on many factors that remain uncertain and subject to ongoing volatility, or that are not yet identifiable, and in many cases are out of our control. These factors could include, among other things: (1) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on the U.S. and global economies; (2) the health and welfare of our employees, and those of our customers, subcontractors and suppliers; (3) evolving business and government actions in response to the pandemic, including stay-at-home measures, changes to what are considered “essential” businesses, social distancing measures, travel bans and additional health and safety requirements that we may be required to observe in order to continue working on our projects; (4) the varying impact that the pandemic may have on industries we serve and on government spending for infrastructure projects, including reduced government spending on infrastructure as a result of lower revenues from taxes, tolls and fares; (5) the response of our customers or prospective customers to the pandemic, including further delays, stoppages or terminations of existing projects or potential new awards; (6) delays in the settlement of receivables if customers are unable to pay, fail to make timely payments, request financial concessions or if we continue to experience delays in resolving claims and disputes (e.g., further delays in court proceedings or settlement discussions); (7) limitations and higher costs associated with obtaining financing; (8) potential challenges with suppliers that could limit the availability or cost of materials; (9) potential interruptions to our information systems and technology or breaches in our data security due to increasing use of remote communications and access; and (10) the extent to which and timing of when individuals become vaccinated against COVID-19 (which would contribute to the point at which “herd immunity” may be achieved), as well as the extent to which such vaccines are effective against the various current and future virus strains. Such factors may continue to result in fewer or delayed project bidding opportunities or additional or further delays on existing projects.
Any of these events or impacts we have experienced or identified could cause or contribute to the risks and uncertainties facing the Company and our customers and could materially and adversely affect our business or portions thereof, and our financial condition and results of operations. The COVID-19 pandemic and the volatile economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also aggravate or heighten the risks posed by other risk factors that we have identified in this Annual Report on our Form 10-K for the year ended December 31, 2020, which in turn could materially and adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that are not presently known or that have not yet become apparent. As a result, we cannot assure you that if COVID-19 continues to spread, it would not have a further adverse impact on our business, financial condition and results of operations.
We are involved in a significant number of legal proceedings which, if determined unfavorable to us, could adversely affect our financial results and/or cash flows, harm our reputation and/or preclude us from bidding on future projects. We also may invest significant working capital on projects while legal proceedings are being settled.
We are involved in various lawsuits, including the legal proceedings described under Note 8 of the Notes to Consolidated Financial Statements. Litigation is inherently uncertain, and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates, which are inherently subject to risks and uncertainties, regarding potential outcomes of legal proceedings in order to determine an appropriate contingent liability and charge to income. Any result that is materially different from our expectations and estimates could have a material adverse effect on our financial condition, results of operations and cash flows. This may include requiring us to record an expense or reduce revenue that we previously recorded based on our expectations or estimates, requiring us to pay damages or reducing cash collections that we had expected to receive. For example, on December 13, 2019, we received an adverse jury verdict in the case related to the construction of the Alaskan Way Viaduct Replacement Project (“SR 99”) by a joint venture for which the Company holds a 45% share as a minority partner. As a result of the unexpected adverse jury verdict, we recorded a pre-tax charge of $166.8 million in 2019. Refer to the Alaskan Way Viaduct (SR 99) Matter in Note 8 of the Notes to Consolidated Financial Statements for further discussion. In addition, any adverse judgments could harm our reputation and preclude us from bidding on future projects.
We may bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse effect on our liquidity and financial results.
If we are unable to accurately estimate contract risks, revenue or costs, the timing of new awards, or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.
Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change substantially throughout the project lifecycle, which has previously resulted, and in the future could result, in a material impact to our consolidated financial statements. In addition, cost overruns, including unanticipated cost increases on fixed price and guaranteed maximum price contracts, have previously resulted, and in the future may result, in lower profits or losses. Changes in laws, policies or regulations, including tariffs and taxes, have previously impacted, and in the future could impact, the prices for materials or equipment. Further, our results of operations have historically fluctuated, and may continue to fluctuate, quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.
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
• determination of expense and potential liabilities under pension and other post-retirement benefit programs; and
• accruals for other estimated liabilities, including litigation and insurance reserves.
Our actual business and financial results could differ from our estimates of such results, which could have a material adverse impact on our financial condition and reported results of operations.
A significant slowdown or decline in economic conditions could adversely affect our operations.
Any significant decline in economic conditions in any of the markets we serve or uncertainty regarding the economic outlook (apart from the COVID-19 related impacts discussed above) could result in a decline in demand for infrastructure projects and commercial building developments. In addition, any instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already under construction, could cause our customers to delay or cancel construction projects in our backlog or could create difficulties for customers to obtain adequate financing to fund new construction projects. Such consequences could have an adverse impact on our future operating results. Lastly, we are more susceptible to adverse economic conditions in New York and California, as a significant portion of our operations are concentrated in those states.
The level of federal, state and local government spending for infrastructure and other public projects could adversely affect the number of projects available to us in the future.
The civil construction and public-works building markets are dependent on the amount of work funded by various government agencies, which depends on many factors, including the condition of the existing infrastructure and buildings; the need for new or expanded infrastructure and buildings; and federal, state and local government spending levels. As a result, our future operating results could be negatively impacted by any decrease in demand for public projects or decrease or delay in government funding, which could result from a variety of factors, including extended government shutdowns, delays in the sale of voter-approved bonds, budget shortfalls, credit rating downgrades or long-term impairment in the ability of state and local governments to raise capital in the municipal bond market. In 2020, some of our customers experienced budget shortfalls due to COVID-19 impacts, which resulted in delayed revenue, a lower volume of new awards and reduced backlog for the Company.
We require substantial personnel, including construction and project managers and specialty subcontractor resources, to execute and perform on our contracts in backlog. The successful execution of our business strategies is also dependent upon our ability to attract and retain our key officers, as well as adequately plan for their succession.
Our ability to execute and perform on our contracts in backlog depends in large part upon our ability to hire and retain highly skilled personnel, including project and construction management and trade labor resources, such as carpenters, masons and other skilled workers. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors necessary to execute and perform on our contracts in backlog, we may experience delays in completing projects in accordance with project schedules or an increase in expected costs, both of which could have a material adverse effect on our financial results, our reputation and our relationships. In addition, if we lack the personnel and specialty subcontractors necessary to perform on our current contract backlog, we may find it necessary to curtail our pursuit of new projects. A significant, rapid growth in our backlog may lead to situations in which labor resources become constrained.

The execution of our business strategies also substantially depends on our ability to retain several key members of our management. Losing any of these individuals could adversely affect our business. The majority of these key individuals are not bound by employment agreements. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key individuals to whom we have provided share-based compensation. Additionally, because a substantial portion of our key officers' compensation is placed “at risk” and linked to the performance of our business, when our operating results are negatively impacted, we are at greater risk of employee turnover. If we lose any key officer due to voluntary or involuntary termination, including as a result of death or disability, and we do not have qualified successors in place, our operating results could be harmed.
The construction services industry is highly schedule driven, and our failure to meet the schedule requirements of our contracts could adversely affect our reputation and/or expose us to financial liability.
Many of our contracts are subject to specific completion schedule requirements. Failure to meet contractual schedule requirements has subjected us, and in the future could subject us, to liquidated damages, liability for our customer’s actual cost arising out of our delay and damage to our reputation.
We may not fully realize the revenue value reported in our backlog due to cancellations or reductions in scope.
As of December 31, 2020, our backlog of uncompleted construction work was approximately $8.3 billion. The revenue projected in our backlog may not be fully realized and, in some cases, if realized, may not result in profits or may be less profitable than expected. The cancellation or reduction in scope of significant projects included in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.
Systems and information technology interruption and breaches in data security could adversely impact our ability to operate and negatively impact our operating results.
We rely on computer, information and communication technology and other related systems, some of which are hosted by third party providers, for various business processes and activities, including project management, accounting, financial reporting and business development. These systems have been and may, in the future, be subject to interruptions or damage by a variety of factors including, but not limited to, cyber-attacks, natural disasters, power loss, telecommunications failures, acts of war, computer viruses, obsolescence and physical damage. Such interruptions can result in a loss of critical data, a delay in operations, damage to our reputation or an unintentional disclosure of customer confidential or personally identifiable information, any of which could have a material adverse impact on us and our consolidated financial statements.
In addition, various privacy and security laws require us to protect sensitive and confidential information from disclosure. We dedicate considerable attention and resources to the safeguarding of our information technology systems. Nevertheless, our systems are at risk for cyber-attacks. Consequently, we may need to engage significant resources in the future to remediate the impact of, or further mitigate the risk of, such an attack. Any successful cyber-attack can result in the criminal, or otherwise illegitimate use of, confidential data, including our data or third-party data for which we have the responsibility for safekeeping. Additionally, such an attack could adversely affect our operations, reputation and financial results.
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
Our international operations expose us to economic, political, regulatory and other risks, as well as uncertainty related to U.S. Government funding, which could adversely affect our revenue and earnings.
For the year ended December 31, 2020, we derived $365.7 million of revenue from our work on projects located outside of the United States. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including political risks; risks of loss due to acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenue and income from construction operations in key international markets.
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
Our contracts with U.S. federal, as well as state, local and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, most of these contracts provide for termination or renegotiation by the government at any time, without cause, which could have an adverse effect on our business and operations.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, there is no assurance that our policies and procedures will protect us from circumstances or actions that could result in possible criminal penalties or other sanctions, including contract cancellations or debarment and loss of reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.
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
We had $255.5 million of goodwill and indefinite-lived intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2020. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and involve highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material adverse impact on our consolidated financial statements.
Adverse health events, such as an epidemic or a pandemic, could adversely impact our business.
From time to time, various diseases have spread across the globe, such as the recent COVID-19. If a disease spreads sufficiently to cause an epidemic or a pandemic, our business or the business of our suppliers, subcontractors or customers could be adversely impacted.
Risks Related to Our Capital Structure
We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under our debt agreements.
We currently have, and expect to continue to have, a substantial amount of indebtedness. As of December 31, 2020, our total debt was $1.0 billion, with $100.2 million classified as current debt. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in the agreements governing our indebtedness, an event of default could occur, causing the debt related to such agreements to become immediately due. If such acceleration occurs, we may not be able to repay such indebtedness as required. Since indebtedness under our credit agreement entered into on August 18, 2020 (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets and a negative impact on our operations. In addition, a failure to meet the terms of our 2020 Credit Agreement could result in a reduction of future borrowing capacity under the 2020 Credit Agreement, causing a loss of liquidity. A loss of liquidity could adversely impact our ability to execute projects in our backlog, obtain new projects, engage subcontractors, and attract and retain key employees.
Downgrades in our credit ratings could have a material adverse effect on our business and financial condition.
The Company’s debt rating was downgraded by a major credit rating agency on March 23, 2020. The credit ratings assigned to us and our debt are subject to ongoing evaluation by credit rating agencies and could change based upon, among other things, our results of operations and financial condition. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations. Negative changes in our credit ratings could also result in more stringent covenants and higher interest rates with regard to any new or refinanced debt.
The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates paid on some of our loans and, consequently, our earnings and cash flows.
Borrowings under our 2020 Credit Agreement and the variable portion of our equipment financing and mortgages use interest rates in relation to LIBOR. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The expected phase out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding.
Risk Related to Our Stock Ownership
Our chairman and chief executive officer could exert influence over the Company due to his position and significant ownership interest.
As of December 31, 2020, our chairman and chief executive officer, Ronald N. Tutor, and three trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 16% of the outstanding shares of our common stock. Additionally, one of our current directors was appointed by Mr. Tutor pursuant to his right to nominate one member to our Board of Directors, so long as the Tutor Group owns at least 11.25% of the outstanding shares of our common stock. Accordingly, Mr. Tutor could exert influence over the outcome of a range of corporate matters, including the election of directors and the approval or rejection of other extraordinary transactions, such as a takeover attempt or sale of the Company or its assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have office facilities and equipment yards in the following locations, which we believe are suitable and adequate for our current needs:

Offices	Owned or Leased by Tutor Perini	Business Segment(s)
Los Angeles (Sylmar), CA	Owned and Leased	Corporate, Civil & Specialty Contractors
Barrigada, Guam	Owned	Civil
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Fort Lauderdale, FL	Leased	Building & Specialty Contractors
Framingham, MA	Owned	Building
Gulfport, MS	Owned	Building
Henderson, NV	Owned	Building & Specialty Contractors
Houston, TX	Owned	Specialty Contractors
Jessup, MD	Owned	Civil
Lakeview Terrace, CA	Leased	Specialty Contractors
Mount Vernon, NY	Leased	Specialty Contractors
New Rochelle, NY	Owned	Civil
Ozone Park, NY	Owned	Specialty Contractors
Philadelphia, PA	Leased	Building
San Carlos, CA	Leased	Building

Equipment Yards	Owned or Leased by Tutor Perini	Business Segment(s)
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Fontana, CA	Leased	Civil
Hilbert, WI	Owned	Civil
Lakeview Terrace, CA	Leased	Specialty Contractors
Rosemount, MN	Owned	Civil
Stockton, CA	Owned	Building
Waukesha, WI	Owned	Civil
ITEM 3. LEGAL PROCEEDINGS
Legal proceedings are discussed in Note 8 of the Notes to Consolidated Financial Statements and are incorporated herein by reference.
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

Holders
At February 19, 2021, there were 354 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners.
Dividends and Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2020. We have not historically paid dividends on our common stock and have no immediate plans to do so.
Issuance of Unregistered Securities
None.
Performance Graph
The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index. We selected the Dow Jones U.S. Heavy Construction Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2015 in each of our common stock, the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index, with investment weighted on the basis of market capitalization.
The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Tutor Perini Corp
NYSE Composite Index
Dow Jones U.S. Heavy Construction Index
$200
$175
$150
$125
$100
$75
$50
$25
$0
2015
2016
2017
2018
2019
2020

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

CONSOLIDATED OPERATING RESULTS	Year Ended December 31,
(in thousands, except per common share data)	2020	2019	2018	2017	2016
Revenue:
Civil	$2,199,899	$1,779,352	$1,586,093	$1,602,175	$1,668,963
Building	1,984,641	1,742,040	1,861,699	1,941,325	2,069,841
Specialty Contractors	1,134,223	929,440	1,006,870	1,213,708	1,234,272
Total	5,318,763	4,450,832	4,454,662	4,757,208	4,973,076
Cost of operations	(4,832,610)	(4,209,060)	(4,000,209)	(4,302,803)	(4,515,886)
Gross profit(a)	486,153	241,772	454,453	454,405	457,190
General and administrative expenses(b)	(223,809)	(226,916)	(262,577)	(274,928)	(255,270)
Goodwill impairment(c)	—	(379,863)	—	—	—
Income (loss) from construction operations	262,344	(365,007)	191,876	179,477	201,920
Other income (expense)(d)	(11,853)	6,667	4,256	43,882	6,977
Interest expense	(76,212)	(67,494)	(63,519)	(69,384)	(59,782)
Income (loss) before income taxes	174,279	(425,834)	132,613	153,975	149,115
Income tax (expense) benefit(e)	(21,942)	65,609	(34,832)	569	(53,293)
Net income (loss)	152,337	(360,225)	97,781	154,544	95,822
Less: Net income attributable to noncontrolling interests	43,943	27,465	14,345	6,162	—
Net income (loss) attributable to Tutor Perini Corporation	$108,394	$(387,690)	$83,436	$148,382	$95,822
Earnings (loss) per common share:(a)(b)(c)(d)(e)
Basic	$2.14	$(7.72)	$1.67	$2.99	$1.95
Diluted	$2.12	$(7.72)	$1.66	$2.92	$1.92
Weighted-average common shares outstanding:
Basic	50,656	50,220	49,952	49,647	49,150
Diluted	51,077	50,220	50,301	50,759	49,864
_____________________________________________________________________________________________________________
(a)During the year ended December 31, 2020, the Company recorded a charge of $15.2 million in gross profit ($0.22 per diluted share) due to an unfavorable legal ruling pertaining to a mechanical project in California in the Specialty Contractors segment, as well as a charge of $13.2 million ($0.19 per diluted share) due to an adverse arbitration ruling pertaining to an electrical project in New York in the Specialty Contractors segment.
During the year ended December 31, 2019, the Company recorded a charge of $166.8 million in gross profit ($2.38 per diluted share) as a result of the adverse jury verdict in the case related to the construction of SR 99 by a joint venture for which the Company holds a 45% share as a minority partner. Refer to the Alaskan Way Viaduct (SR 99) Matter discussion in Note 8 of the Notes to Consolidated Financial Statements for further discussion of this item.
During the year ended December 31, 2018, the Company recorded a charge of $17.8 million in gross profit ($0.25 per diluted share), which was primarily non-cash, as a result of the unexpected adverse outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013.
(b)During the year ended December 31, 2020, the Company recognized a gain of $25.7 million ($0.36 per diluted share) as a result of a favorable arbitration decision and subsequent settlement of the related employment dispute in the Specialty Contractors segment.
During the year ended December 31, 2019, the Company recognized a one-time gain of $37.8 million ($0.54 per diluted share) related to the Company’s acquisition of an additional 25% interest in a Civil segment joint venture for which the Company gained a controlling financial interest. The gain resulted from the remeasurement to fair value of the Company’s existing investment in the joint venture. For further discussion on the acquisition and the related remeasurement, see Note 12 of the Notes to Consolidated Financial Statements.

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
(d)On June 6, 2017, the Company received $37.0 million ($0.43 per diluted share) in a cash settlement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as successor in interest to Banc of America Securities LLC and Bank of America, N.A. (collectively “BofA”). The settlement pertained to litigation, which was filed by the Company in 2011, and related to the purchase by the Company of certain auction-rate securities from BofA.
(e)Income tax expense for the year ended December 31, 2020 includes a federal tax benefit of $14.5 million ($0.28 per diluted share) arising from the carryback of net operating losses to years with a 35% statutory rate due to enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (see Note 5 of the Notes to Consolidated Financial Statements).
As mentioned above in footnote (c), the Company recorded a $379.9 million goodwill impairment charge during 2019, of which approximately $209.5 million was not deductible for income tax purposes. The Company recognized a tax benefit totaling $49.4 million ($0.98 per diluted share) as a result of the impairment charge.
In December 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted reducing the U.S. corporate income tax rate from 35% to 21%, effective in 2018. As a result, tax expense in 2018 through 2020 was positively impacted and in 2017 the Company recognized a favorable tax adjustment of $53.3 million ($1.05 per diluted share) primarily due to a one-time revaluation of its deferred tax assets and liabilities in connection with the adoption of the TCJA.

	As of and For the Year Ended December 31,
(in thousands, except ratios and percentages)	2020	2019	2018	2017	2016
CONSOLIDATED FINANCIAL POSITION
Current assets	$4,080,457	$3,510,986	$3,175,643	$3,074,392	$2,837,756
Current liabilities	2,264,363	2,109,856	1,597,966	1,581,846	1,518,943
Working capital	$1,816,094	$1,401,130	$1,577,677	$1,492,546	$1,318,813
Current ratio	1.80	1.66	1.99	1.94	1.87

Property and equipment, net of accumulated depreciation	$489,217	$509,685	$490,669	$467,499	$477,626
Total assets	5,045,617	4,485,777	4,387,752	4,264,123	4,038,620
Capitalization:
Total debt	1,025,465	834,476	761,504	736,276	759,519
Stockholders’ equity	1,553,856	1,440,142	1,809,177	1,713,275	1,553,023
Total capitalization	$2,579,321	$2,274,618	$2,570,681	$2,449,551	$2,312,542
Total debt as a percentage of total capitalization	40%	37%	30%	30%	33%
Ratio of debt to equity	0.66	0.58	0.42	0.43	0.49
Stockholders' equity per common share	$30.57	$28.64	$36.16	$34.42	$31.56
OTHER DATA
Backlog at year end	$8,345,717	$11,221,110	$9,296,691	$7,283,434	$6,227,137
New awards	2,443,370	6,375,262	6,467,918	5,813,505	3,735,084
Capital expenditures	54,781	84,196	77,069	30,280	15,743
Net cash provided by operating activities	172,772	136,530	21,402	163,550	113,336
Net cash used in investing activities	(46,358)	(76,055)	(70,208)	(87,133)	(13,844)
Net cash provided by (used in) financing activities	123,337	21,763	(28,979)	(75,376)	(24,190)
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
Comparison of 2019 and 2018 Results
For a discussion comparing our 2019 results to our 2018 results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 26, 2020.
Executive Overview
COVID-19 Update
In the first quarter of 2020, the outbreak of a novel strain of coronavirus, COVID-19, was declared a pandemic. Efforts in the United States to prevent the spread of COVID-19 and mitigate its impacts intensified in March 2020. All 50 states in the United States declared states of emergency, and various countries around the world, including the United States, took steps to restrict travel. Many states and cities within the United States also enacted temporary closures of businesses, issued stay-at-home orders and implemented other restrictive measures in response to the pandemic. The pace of easing and the continued level of restrictions have varied across regions based on the rates of new COVID-19 cases and hospitalizations, and this variability is expected to continue until infection rates decrease to levels that are more acceptable to public health officials. Several vaccines have been developed and approved, or are in the process of being approved, and large-scale immunization programs have commenced worldwide, with recipients being offered the vaccine based upon government-approved priority classifications and schedules. These vaccines are highly effective against the original COVID-19 virus strain, but may not be as effective against certain new variants that have recently been discovered nor against other future variants.
In 2020, the COVID-19 pandemic caused a lack of available manpower, a reduction in field labor productivity, other inefficiencies, delays to project schedules, deferral of project execution and, consequently, incremental costs estimated to be in excess of $50 million, much of which we are seeking to recover from our customers as allowed by contractual terms. The relief sought from customers, some of which has already been received, helped reduce the pandemic's negative impact on our revenue for the year to an estimated $290 million and income from construction operations to an estimated $21 million (with much of the revenue and income from construction operations associated with these impacts expected to be recognized in future periods). In addition, the pandemic caused the cancellation of a transaction to sell an office building that would have resulted in other income of approximately $8 million. Altogether, we estimate that the pandemic negatively impacted EPS by $0.41 in 2020, partially offsetting the results for the year.
The vast majority of our projects, especially in the Civil segment, have been and continue to be considered essential business activities, which has allowed projects to continue while implementing new health and safety requirements. However, the COVID-19 pandemic had an adverse effect on the volume of our new awards and, correspondingly, backlog in 2020. Many of our state and local government customers’ revenue sources have been negatively impacted by the pandemic due to severely curtailed ridership on mass-transit systems (buses, subways, trains, etc.), travel on commercial airlines, and driving by the general public, which resulted in reduced fare and toll collections, lower fuel tax receipts and reduced airport and other facility usage fees. Sales and other tax revenues have also been negatively affected by reduced spending, as the retail, travel, hospitality and entertainment industries, among others, have suffered through periodic government-imposed shut-downs or occupancy restrictions. These tax revenue shortfalls led to, and could continue to result in, funding uncertainties that have caused customers to delay bid solicitations and contract awards for many of their planned infrastructure projects. Our reduced backlog combined with the possibility of continued pandemic-related delays in project bids and awards could result in lower-than-expected revenue and earnings until such time as the federal government provides supplemental funding support (should that occur) to our customers or when customers’ funding uncertainties are otherwise resolved.
While the recently commenced COVID-19 vaccination programs offer hope that society and business environments may return to a greater sense of normalcy in the second half of 2021, the timing and pace of such a return to normalcy are difficult to predict. As such, due to the fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals react and respond to the pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, results of operations, financial condition or liquidity. Among other things, governments could prohibit the continuation of certain projects that to date have been designated as “essential” or could impose health, safety and other operational requirements on such projects that could result in delays to or suspensions of such projects. In addition, employees and contractors working on such projects could be unable or unwilling to continue working on them, perhaps for extended periods, because they may be unable or unwilling to be immunized against COVID-19, or for other reasons. The COVID-19 pandemic also could negatively affect the ability of counterparties to make required payments on a timely basis or at all.

Operating Results
Consolidated revenue for 2020 was $5.3 billion, an increase of 20% compared to $4.5 billion in 2019. The growth was primarily attributable to increased activities on several infrastructure projects in California and the Northeast, and various building projects in California. The revenue growth in 2020 was reduced by the COVID-19 impact mentioned above. Revenue in 2019 was negatively impacted by a $123.9 million reduction associated with the SR 99 charge discussed in the following paragraph.
Income from construction operations in 2020 was $262.3 million compared to a loss from construction operations of $365.0 million in 2019. Adjusted income from construction operations for 2019, which is a non-GAAP financial measure and excludes the $379.9 million non-cash goodwill impairment charge incurred in that year, was $14.9 million. (For a discussion of non-GAAP financial measures, including a reconciliation of non-GAAP financial measures to the most nearly comparable GAAP financial measures, see the section below titled Non-GAAP Financial Measures.) The increase in 2020 was driven by contributions from the above-mentioned infrastructure projects, as well as the absence of a prior-year $166.8 million pre-tax charge related to the adverse SR 99 jury verdict. (The SR 99-related charge in 2019 principally impacted the Civil segment. For additional information, refer to the Alaskan Way Viaduct (SR 99) Matter discussion in Note 8 of the Notes to Consolidated Financial Statements.) The increase was partially offset by the COVID-19 impact mentioned above.
The provision for income taxes was $21.9 million for 2020 compared to an income tax benefit of $65.6 million for 2019. The effective tax rate for 2020 was 12.6% compared to 15.4% for 2019. The effective tax rate in 2020 primarily reflects tax benefits related to provisions of the CARES Act. The income tax benefit in 2019 resulted from the pre-tax loss primarily related to the goodwill impairment and SR 99 charges mentioned above. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.
Diluted earnings per share for 2020 was $2.12 compared to diluted loss per share of $7.72 for 2019. The COVID-19 pandemic had an estimated negative impact on diluted earnings per share of $0.41 for 2020. For 2019, adjusted diluted loss per share, which is a non-GAAP financial measure and excludes the goodwill impairment charge (and the associated tax benefit) incurred in that year, was $1.14. The increase in 2020 was principally due to the factors discussed above that drove the increase in income from construction operations, as well as the impact of the favorable income tax rate in 2020.
Consolidated new awards in 2020 were $2.4 billion compared to $6.4 billion in 2019. The lower volume of new awards in 2020 was primarily due to the impacts of the COVID-19 pandemic, which delayed certain customers from moving forward with planned project bid solicitations and contract awards due to budgetary impacts, funding uncertainties and customer staffing challenges. In addition, new awards in 2020 were negatively impacted by the timing of bids and awards for certain large prospective project opportunities, which the Company expects will occur in 2021 and 2022. The Civil and Building segments were the primary contributors to the new award activity in 2020. Significant new awards included approximately $732 million for various mass-transit projects; approximately $615 million for various building projects in California; $286 million for various electrical projects in Texas, California and Florida; $271 million for several government facilities projects nationwide; and $158 million for various electrical projects in New York.
Consolidated backlog as of December 31, 2020 was $8.3 billion compared to $11.2 billion as of December 31, 2019. Backlog declined as a result of the higher current year revenue generated from near-record backlog at the end of 2019 outpacing current year new awards, which were negatively impacted by the COVID-19 pandemic. As of December 31, 2020, the mix of backlog by segment was 57% for Civil, 20% for Building and 23% for Specialty Contractors.
Most projects in the Civil segment’s backlog typically convert to revenue over a period of three to five years and in the Building and Specialty Contractors segments over a period of one to three years. We estimate that approximately $4 billion, or 47%, of our backlog as of December 31, 2020 will be recognized as revenue in 2021.

The following table presents the changes in backlog in 2020:

(in millions)	Backlog at December 31, 2019	New Awards in 2020(a)	Revenue Recognized in 2020	Backlog at December 31, 2020(b)
Civil	$6,037.2	$946.3	$(2,199.9)	$4,783.6
Building	2,790.3	896.7	(1,984.7)	1,702.3
Specialty Contractors	2,393.6	600.4	(1,134.2)	1,859.8
Total	$11,221.1	$2,443.4	$(5,318.8)	$8,345.7
_____________________________________________________________________________________________________________
(a)New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(b)Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 3 of the Notes to Consolidated Financial Statements. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that we will proceed with our work on the project (e.g., adequate funding is in place).
Because the COVID-19 pandemic remains fluid and uncertain, the Company cannot assess the degree to which it might experience future adverse impacts. The general outlook for the Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, but the impact of the COVID-19 pandemic could continue to adversely affect future performance and operations, and the level of new work awarded. In addition, the Company’s growth could continue to be impacted by future project delays or the timing of project commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities. In recent elections, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these were in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years, and in Seattle, Washington, where Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. As state and local governments continue responding to the economic burdens attributable to the COVID-19 pandemic, they may delay or cancel planned infrastructure investments due to reduced revenues from income and sales taxes, fuel taxes and tolls. The extent of such effects, their duration, and how state and local governments will respond remains uncertain, just as the scope and duration of the COVID-19 pandemic remain uncertain. However, the COVID-19 pandemic’s dramatic impact on the U.S. economy has caused interest rates to remain at historically low levels, which may be conducive to continued, and potentially increased, spending on infrastructure projects.
There has long been strong, bipartisan support for infrastructure investments in the U.S. Given the lack of substantial federal infrastructure spending over the past two decades, there now appears to be a greater likelihood for additional federal financial assistance or stimulus programs directed toward assisting state and local governments in response to the COVID-19 pandemic and/or a federal program specifically targeting significant investments in infrastructure. Such additional federal financial assistance or stimulus programs could favorably impact the Company’s current work and prospective opportunities, though the timing and magnitude of such additional federal government actions, if any, remain uncertain.
While we anticipate continued revenue growth from our existing backlog of large civil infrastructure projects on the West Coast and other projects in Guam, certain large civil projects in the Northeast are completing or will be nearing completion over the next year. The Company is pursuing several large prospective projects on the West Coast, in the Northeast and in Guam that are expected to be bid and awarded in 2021 and 2022. However, revenue could decline in 2021 because the timing and magnitude of revenue contributions from these prospective projects may not be sufficient to offset revenue reductions associated with the projects that will be completed or nearing completion in 2021. In addition, as discussed earlier, the COVID-19 pandemic has resulted in, and could potentially continue to result in, delays in the bidding and awarding of certain projects the Company is pursuing, which could further delay large new revenue streams.
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
These non-GAAP financial measures, which exclude the non-cash goodwill impairment charge incurred in 2019 (as well as the tax benefit associated with this charge), include adjusted income (loss) from construction operations, adjusted net income (loss) attributable to Tutor Perini Corporation, adjusted diluted earnings (loss) per common share and adjusted effective income tax rate. We also reference adjusted operating margin for each segment, which is a non-GAAP financial measure that we define as adjusted income (loss) from construction operations as a percentage of revenue. These non-GAAP financial measures are not intended to replace the presentation of our financial results in accordance with GAAP, and they may not be comparable to other similarly titled non-GAAP financial measures presented by other companies. Reconciliations of these non-GAAP financial measures to the most nearly comparable GAAP financial measures are presented below. There were no adjustments for 2020; therefore, the non-GAAP financial measures do not differ from GAAP results in that period.

Reconciliation of Non-GAAP Financial Measures

(in millions)	Civil	Building	Specialty Contractors	Corporate	Consolidated Total
Year Ended December 31, 2019
Income (loss) from construction operations, as reported	$(150.9)	$23.7	$(172.6)	$(65.2)	$(365.0)
Plus: Goodwill impairment charge	210.2	13.5	156.2	—	379.9
Adjusted income (loss) from construction operations	$59.3	$37.2	$(16.4)	$(65.2)	$14.9

	Year Ended December 31,
(in millions, except per common share amounts and percentages)	2020	2019
Net income (loss) attributable to Tutor Perini Corporation, as reported	$108.4	$(387.7)
Plus: Goodwill impairment charge	—	379.9
Less: Tax benefit provided on goodwill impairment charge	—	(49.4)
Adjusted net income (loss) attributable to Tutor Perini Corporation	$108.4	$(57.2)

Diluted earnings (loss) per common share, as reported	$2.12	$(7.72)
Plus: Goodwill impairment charge	—	7.56
Less: Tax benefit provided on goodwill impairment charge	—	(0.98)
Adjusted diluted earnings (loss) per common share	$2.12	$(1.14)

Effective income tax rate, as reported	12.6%	15.4%
Tax effect of goodwill impairment charge	—%	19.9%
Adjusted effective income tax rate	12.6%	35.3%
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below:
Civil Segment
Revenue, income (loss) from construction operations and adjusted income from construction operations for the Civil segment are summarized as follows:

	Year Ended December 31,
(in millions)	2020	2019
Revenue	$2,199.9	$1,779.4
Income (loss) from construction operations, as reported	245.8	(150.9)
Plus: Goodwill impairment charge	—	210.2
Adjusted income from construction operations	245.8	59.3

Revenue for 2020 increased 24% compared to 2019. The revenue growth was primarily due to overall increased project execution activities on various mass-transit projects in California and Minnesota, as well as the absence of the prior-year revenue reduction associated with the adverse SR 99 jury verdict discussed in the section entitled Executive Overview. We estimate that the COVID-19 pandemic negatively impacted revenue by approximately $45 million in 2020, primarily due to the factors that affected operating results mentioned above in COVID-19 Update.
Income from construction operations was $245.8 million in 2020 compared to a loss from construction operations of $150.9 million in 2019. Excluding the impact of the goodwill impairment charge in 2019, adjusted income from construction operations was $59.3 million, reflecting an increase of 314% in 2020 compared to 2019. The increase was primarily driven by the volume growth mentioned above and improved performance on certain projects, as well as the absence of the prior-year SR 99-related charge ($155.8 million of the $166.8 million charge impacted the Civil segment in 2019). The increase was partially offset by the absence of a prior-year $37.8 million reduction in the segment's general and administrative expenses associated with the remeasurement gain that resulted from the Company increasing its ownership interest in a joint venture in 2019, as well as by an increase in non-cash amortization expense of $25.9 million in 2020, also related to that increased ownership interest. We estimate that the COVID-19 pandemic resulted in a negative impact of approximately $6 million on income from construction operations in 2020.
Operating margin was 11.2% for 2020 compared to operating margin of (8.5)% and adjusted operating margin of 3.3% in 2019. Adjusted operating margin excludes the impact of the 2019 goodwill impairment charge. The increase in adjusted operating margin for 2020 was primarily due to the factors discussed above that drove the increases in revenue and income from construction operations.

New awards in the Civil segment totaled $946 million in 2020 compared to $2.7 billion in 2019. The lower volume of new awards in 2020 compared to 2019 was primarily due to the COVID-19 pandemic, which resulted in delays in customers issuing bid solicitations and contract awards for certain planned projects. In addition, new awards in 2020 were negatively impacted by the timing of bids and awards for certain large prospective project opportunities, which the Company expects will occur in 2021 and 2022. New awards in 2020 included more than $732 million of additional funding for various mass-transit projects, the Company’s $121 million share of a joint-venture mass-transit project in Massachusetts, and a $64 million mining project in Alabama. The COVID-19 pandemic has resulted in significant revenue shortfalls for many state and local government agencies in 2020, and may continue to cause the deferrals or cancellations of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of anticipated supplemental funding from the federal government.
New awards in 2019 included the $1.4 billion Purple Line Section 3 Stations project and the $432 million Division 20 Portal Widening and Turnback Facility project, both in California; the $253 million Culver Line Communications-Based Train Control project in New York; and a $178 million military facilities project and a $122 million wastewater treatment project, both in Guam.
Backlog for the Civil segment was $4.8 billion as of December 31, 2020, a decrease of 21% compared to $6.0 billion as of December 31, 2019. The decrease was primarily due to strong revenue growth for the segment that exceeded the volume of new awards in 2020. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.
Building Segment
Revenue, income from construction operations and adjusted income from construction operations for the Building segment are summarized as follows:

	Year Ended December 31,
(in millions)	2020	2019
Revenue	$1,984.6	$1,742.0
Income from construction operations, as reported	53.2	23.7
Plus: Goodwill impairment charge	—	13.5
Adjusted income from construction operations	53.2	37.2
Revenue for 2020 increased 14% compared to 2019, primarily due to increased project execution activities on various projects in California and Oklahoma. The increase was partially offset by reduced activity on certain projects in California that are completed or nearing completion. Revenue grew in 2020 despite the estimated negative impact of the COVID-19 pandemic of approximately $190 million, primarily due to the factors that affected operating results mentioned above in COVID-19 Update.

Income from construction operation in 2020 was $53.2 million compared to $23.7 million in 2019. Excluding the impact of the goodwill impairment charge in 2019, adjusted income from construction operations was $37.2 million, reflecting an increase of 43% in 2020 compared to 2019. The increase was principally driven by the factors mentioned above that drove the increases in revenue, as well as increased contributions from certain higher-margin projects in 2020. We estimate that the COVID-19 pandemic resulted in a negative impact of approximately $6 million in income from construction operations during 2020.
Operating margin was 2.7% in 2020 compared to operating margin of 1.4% and adjusted operating margin of 2.1% in 2019. Adjusted operating margin excludes the impact of the 2019 goodwill impairment charge. The increase in adjusted operating margin was driven by the factors mentioned above that drove the increases in revenue and income from construction operations.

New awards in the Building segment totaled $897 million in 2020 compared to $2.2 billion in 2019, as the COVID-19 pandemic negatively impacted demand in certain end markets and, correspondingly, the timing of bids and contract awards for certain planned projects. New awards in 2020 included approximately $615 million for various building projects in California and $271 million for several government facilities projects nationwide. The COVID-19 pandemic could continue to result in delayed project opportunities.
New awards in 2019 included the Choctaw Casino and Resort project in Oklahoma; a large hospitality and gaming project in California; a $263 million courthouse project in Florida; a technology campus tenant improvement project in California valued at more than $200 million; and the $200 million Southland Gaming Casino and Hotel project in Arkansas.
Backlog for the Building segment was $1.7 billion as of December 31, 2020, a decrease of 39% compared to $2.8 billion as of December 31, 2019. The decrease was driven by revenue growth for the segment that exceeded the volume of new awards in 2020. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. Barring any further adverse impacts from the COVID-19 pandemic, demand for our building construction services is expected to continue due to ongoing customer spending supported by a historically low interest rate environment.
Specialty Contractors Segment
Revenue, income (loss) from construction operations and adjusted income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Year Ended December 31,
(in millions)	2020	2019
Revenue	$1,134.2	$929.4
Income (loss) from construction operations, as reported	17.2	(172.6)
Plus: Goodwill impairment charge	—	156.2
Adjusted income (loss) from construction operations	17.2	(16.4)
Revenue for 2020 increased 22% compared to 2019. The growth was principally due to increased project execution activities on certain mechanical and electrical projects in the Northeast and California. We estimate that the COVID-19 pandemic negatively impacted revenue in 2020 by approximately $55 million, primarily due to the factors that affected operating results mentioned above in COVID-19 Update.
Income from construction operations in 2020 was $17.2 million compared to a loss from construction operations of $172.6 million in 2019. Excluding the impact of the goodwill impairment charge in 2019, adjusted loss from construction operations was $16.4 million. Income from construction operations increased substantially in 2020 compared to the adjusted loss from construction operations in 2019, primarily due to the increased volume mentioned above and a gain of $25.7 million as a result of a favorable arbitration decision and subsequent settlement of the related employment dispute. The increase was also due to the absence of prior-year net unfavorable adjustments on certain electrical and mechanical projects in New York that totaled $41.5 million, none of which were individually material, and the absence of the prior-year SR 99-related charge ($11.0 million of which impacted the Specialty Contractors segment). The increase in 2020 was partially offset by various net unfavorable adjustments to project forecasts that totaled $29.8 million, none of which were individually material; a charge of $15.2 million due to an unfavorable legal ruling pertaining to a mechanical project in California; a charge of $13.2 million due to an adverse arbitration ruling on an electrical project in New York; and the estimated negative impact of the COVID-19 pandemic of approximately $9 million.
Operating margin was 1.5% in 2020 compared to operating margin of (18.6)% and adjusted operating margin of (1.8)% in 2019. Adjusted operating margin excludes the impact of the 2019 goodwill impairment charge. The changes in adjusted operating margin for both periods were mainly attributable to the aforementioned factors that drove the changes in revenue and adjusted income (loss) from construction operations.

New awards in the Specialty Contractors segment totaled $600 million in 2020 compared to $1.5 billion in 2019, as the COVID-19 pandemic resulted in, and could continue to result in, reduced demand from certain commercial and government customers that have experienced funding constraints. New awards in 2020 included $286 million for various electrical projects in Texas, California and Florida, and $158 million for various electrical projects in New York.
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
Backlog for the Specialty Contractors segment was $1.9 billion as of December 31, 2020, a decrease of 22% compared to $2.4 billion as of December 31, 2019. The decrease was primarily due to strong revenue growth for the segment that exceeded the volume of new awards in 2020. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s backlog of large Civil and Building segment projects, but also remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $53.9 million in 2020 compared to $65.5 million in 2019. The decrease in corporate general and administrative expenses in 2020 was predominantly due to lower share-based compensation expense, lower outside professional fees, and reduced travel expenses due to the COVID-19 pandemic.
Other Income (Expense), Interest Expense and Income Tax (Expense) Benefit

	Year Ended December 31,
(in millions)	2020	2019
Other income (expense)	$(11.9)	$6.7
Interest expense	(76.2)	(67.5)
Income tax (expense) benefit	(21.9)	65.6
Other income (expense) for 2020 was a net expense of $11.9 million compared to net other income of $6.7 million for 2019. The net expense in 2020 was primarily due to charges related to the unfavorable resolutions of certain disputes pertaining to past business acquisitions, which were not material individually or in the aggregate, while the net other income in 2019 was primarily related to a net gain on the sale of property and equipment. The COVID-19 pandemic caused the cancellation of a transaction to sell an office building that would have resulted in other income of approximately $8 million in 2020.
Interest expense increased $8.7 million in 2020 compared to 2019, almost entirely due to non-cash extinguishment costs that resulted from our debt restructuring transactions in August 2020.
The provision for income taxes was $21.9 million for 2020 compared to an income tax benefit of $65.6 million for 2019. The effective income tax rate was 12.6% for 2020 compared to 15.4% for 2019. The effective income tax rate for 2020 primarily reflects the favorable tax rate differential realized on the 2019 net operating loss (“NOL”) carryback and earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company. Under the CARES Act, enacted on March 27, 2020, the NOL generated in 2019 may be carried back up to five years, whereas under previous rules NOLs were only allowed to be carried forward. This allowed the Company to realize the benefit of the tax rate differential by carrying back the NOL to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%. These benefits to the effective tax rate were partially offset by state income taxes.
During 2019, the Company recognized a tax benefit of $65.6 million on a loss before income taxes of $425.8 million. As a result of the $379.9 million goodwill impairment charge discussed above, the Company recognized a tax benefit totaling $49.4 million. Approximately $209.5 million of the charge was not deductible for income tax purposes, which significantly reduced the tax benefit and effective income tax rate for 2019. As discussed above, the effective income tax rate for 2019 was 15.4%. The adjusted effective income tax rate for 2019, which excludes the tax benefit from the goodwill impairment charge and which is a non-GAAP financial measure, was 35.3%. The adjusted effective income tax rate for 2019 was higher than the U.S. federal statutory rate primarily due to earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company, which increased the effective rate due to the pre-tax loss for the period, U.S. federal research and development tax credits, and state income taxes, partially offset by foreign tax impacts.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. On August 18, 2020, the Company entered into a new credit agreement that provides for a term loan B facility and a revolving credit facility. We used the net proceeds to repay all borrowings under our 2017 Credit Facility and repurchase a majority of our Convertible Notes, with the remaining notes outstanding to be repaid from cash restricted for such purpose. Under the new credit agreement, we have a committed line of credit totaling $175 million, with sublimits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175 million and available cash balances as of December 31, 2020, will be sufficient to fund any working capital needs and debt maturities for the next 12 months, provided that we are not adversely impacted by unanticipated future events, including a material increase in the negative impact of the COVID-19 pandemic as discussed above in COVID-19 Update. For a discussion of our new credit agreement and other debt transactions, see the section entitled Debt below.
Cash and Working Capital
Cash and cash equivalents were $374.3 million as of December 31, 2020 compared to $193.7 million as of December 31, 2019. Cash immediately available for general corporate purposes was $210.8 million and $43.8 million as of December 31, 2020 and 2019, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $156.5 million as of December 31, 2020 compared to $79.4 million as of December 31, 2019. Restricted cash and restricted investments are primarily held to secure insurance-related contingent obligations. Our restricted cash as of December 31, 2020 also included $69.9 million of cash held to repay the outstanding principal balance of the Convertible Notes.
During the year ended December 31, 2020, net cash provided by operating activities was $172.8 million (which is a new record high for any year since the 2008 merger of Tutor-Saliba and Perini), due primarily to cash generated from earnings sources, partially offset by investment in working capital. The increase in working capital for the year ended December 31, 2020 primarily reflects an increase in costs and estimated earnings in excess of billings and an increase in accounts receivable due to timing of collections, partially offset by an increase in accounts payable due to timing of payments to suppliers and subcontractors. The increase in costs and estimated earnings in excess of billings was driven in part by impacts of the COVID-19 pandemic, which caused delays in the negotiation and resolution of certain claims and unapproved change orders (due to the postponement of certain legal and arbitration proceedings, as well as deferments of certain settlement discussions) and constrained customers’ revenue and funding sources, thereby limiting their budgetary discretion to pay the Company for changes approved in scope but for which pricing is pending. During the year ended December 31, 2019, net cash provided by operating activities was $136.5 million, due primarily to changes in net investment in working capital and cash generated from income sources. Those changes in working capital primarily reflected an increase in billings in excess of costs and estimated earnings (“BIE”), partially offset by increases in accounts receivable and retainage receivable.
The $36.2 million increase in cash provided by operating activities when comparing 2020 with 2019 primarily reflects the significant increase in cash from earnings sources, partially offset by an increase in investment in working capital principally due to a smaller increase in BIE.
During 2020 and 2019, we used $46.4 million and $76.1 million of cash from investing activities, respectively. The net cash used in investing activities for 2020 and 2019 was primarily due to the acquisition of property and equipment for projects, which totaled $54.8 million and $84.2 million, respectively. The majority of our capital expenditures for both years was for project-specific equipment purchased by our joint ventures and funded directly by our customers.
During 2020, net cash provided by financing activities was $123.3 million, which was primarily driven by increased net borrowings of $181.4 million, partially offset by $48.5 million of cash distributions to noncontrolling interests and debt issuance costs of $11.2 million. During 2019, we generated $21.8 million of cash from financing activities principally due to increased net borrowings of $61.3 million and contributions from noncontrolling interests of $9.8 million, partially offset by distributions to noncontrolling interests of $46.5 million.

As of December 31, 2020, we had working capital of $1.8 billion, a ratio of current assets to current liabilities of 1.80 and a ratio of debt to equity of 0.66 compared to working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.66 and a ratio of debt to equity of 0.58 at December 31, 2019.
Debt
Summarized below are the key terms of our debt as of December 31, 2020. For additional information, refer to Note 7 of the Notes to Consolidated Financial Statements, as applicable.
2020 Credit Agreement
On August 18, 2020, the Company entered into a new credit agreement (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “2020 Revolver”), with sublimits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027 and the 2020 Revolver will mature on August 18, 2025, in each case, unless any of the 2017 Senior Notes are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), in which case, both the Term Loan B and the 2020 Revolver will mature on January 30, 2025 (subject to certain further exceptions). For more information regarding the terms of our 2020 Credit Agreement, refer to Note 7 of the Notes to Consolidated Financial Statements.
The table below presents our actual and required first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
December 31, 2020
	Actual	Required
First lien net leverage ratio	0.69 to 1.00	< or = 2.75 : 1.00
As of December 31, 2020, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
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

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of its Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). At December 31, 2020, $69.9 million ($67.9 million net of unamortized discount and debt issuance costs) remain outstanding and are included in “Current maturities of long-term debt” on the Consolidated Balance Sheet. The Company will repurchase or retire at or before maturity the remaining Convertible Notes and repay the principal balance using available proceeds from the Term Loan B, which are currently held in a restricted cash account for such purpose.
The Convertible Notes are unsecured obligations of the Company and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semi-annually in June and December. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of December 31, 2020, the conversion provisions of the Convertible Notes have not been triggered.

2017 Senior Notes
On April 20, 2017, the Company issued $500 million in aggregate principal amount of 6.875% Senior Notes due May 1, 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually in May and November of each year, beginning in November 2017.
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $36.9 million and $27.7 million at December 31, 2020 and 2019, respectively, with interest rates ranging from 2.74% to 3.89% with equal monthly installment payments over periods up to seven years with balloon payments of $12.4 million in 2021 and $6.3 million in 2022. The aggregate balance of mortgage loans was approximately $10.7 million and $11.5 million at December 31, 2020 and 2019, respectively, with interest rates ranging from LIBOR plus 3% to a fixed 3.50% and equal monthly installment payments over periods up to 10 years with balloon payments of $2.9 million in 2021 and $6.8 million in 2023.
Contractual Obligations
Our outstanding contractual obligations as of December 31, 2020 are summarized in the following table:

		Payments Due
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt(a)	$1,047,714	$102,228	$29,104	$513,654	$402,728
Interest on debt(a)	313,225	61,293	118,409	93,599	39,924
Operating leases	107,891	12,512	18,251	11,495	65,633
Pension benefit payments(b)	5,263	4,265	998	—	—
Other	10,937	1,504	752	—	8,681
Total	$1,485,030	$181,802	$167,514	$618,748	$516,966
_____________________________________________________________________________________________________________
(a)Debt and interest on debt exclude unamortized debt discounts and deferred debt issuance costs. Amounts for interest on debt are based on interest rates in effect as of December 31, 2020.
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
For construction joint ventures that do not need to be fully consolidated, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. Intercompany balances and transactions are eliminated. See Note 1(b) and Note 13 of the Notes to Consolidated Financial Statements for additional discussion regarding VIEs.
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
We test goodwill for impairment annually as of October 1 of each year. This test requires us to estimate the fair value of each reporting unit carrying goodwill using income and market approaches, and to compare the calculated fair value of each reporting unit to its carrying value, which is equal to the reporting unit’s net assets. If the calculated fair value of a reporting unit is less than its carrying value, we recognize an impairment charge equal to the difference.

The impairment evaluation process requires assumptions that are subject to a high degree of judgment such as revenue growth rates, profitability levels, discount rates, industry market multiples and weighted-average cost of capital. Changes in these assumptions would impact the results of our impairment tests.
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
During the fourth quarter of 2020, we conducted our annual goodwill impairment test and determined that goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its net book value by a significant amount. As such, there is a risk of goodwill impairment if future events are less favorable than what we assumed or estimated in our impairment analysis.
The Company has considered relevant events and circumstances since the annual goodwill impairment test, including, but not limited to, an examination of macroeconomic conditions, industry and market conditions, impacts from the COVID-19 pandemic, cost factors, overall financial performance by each reporting unit, other relevant entity-specific events, and trends in the stock prices of the Company and its peers. In considering the totality of qualitative factors known as of the reporting date, we determined that no triggering events occurred or circumstances changed since our October 1, 2020 annual test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated. These events and circumstances include, but are not limited to, changes in the overall financial performance of the Civil reporting unit, impacts to our business as a result of the COVID-19 pandemic, as well as other quantitative and qualitative factors specific to the Civil reporting unit which indicate potential triggering events that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
New Accounting Pronouncements — For discussion of recently adopted accounting standards and updates, see Note 1 of the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in interest rates. Borrowings under our 2020 Credit Agreement and certain other debt obligations have variable interest rates subject to interest rate risk. See Note 7 of the Notes to Consolidated Financial Statements for further discussion of our 2020 Credit Agreement. We had approximately $431.5 million and $121.9 million of borrowings with variable interest rates as of December 31, 2020 and 2019, respectively. If short-term floating interest rates on these borrowings were to change by 0.50% and our variable indebtedness were to remain unchanged, interest expense would increase or decrease by approximately $2.2 million for the next twelve months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act, as of December 31, 2020 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting — Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020.
Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting for the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.
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
February 24, 2021

ITEM 9B. OTHER INFORMATION
None.
PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2020.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2020.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2020.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Tutor Perini Corporation and Subsidiaries
(a) List of Documents Filed as a Part of This Report.
1.           Financial Statements:
Our Consolidated Financial Statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 and the Notes thereto, together with the Report of Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Annual Report on Form 10-K, beginning on page F-1.
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
3.1
Amended and Restated Articles of Organization of Tutor Perini Corporation, as filed with the Secretary of the Commonwealth of Massachusetts on July 8, 2020 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on July 29, 2020).

3.2	Third Amended and Restated By-laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on August 2, 2016).
Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures
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

4.5	Indenture, dated June 15, 2016, by and between Tutor Perini Corporation and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 16, 2016).
4.6
Indenture, dated April 20, 2017, among Tutor Perini Corporation, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 25, 2017).

4.7	Description of Securities.
Exhibit 10.	Material Contracts
10.1*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).
10.2*	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2009).
10.3*
Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan (as amended on October 2, 2014) (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 2, 2014).

10.4*	Tutor Perini Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2017).
10.5*	Tutor Perini Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 25, 2018).
10.6*
Amended and Restated Employment Agreement, dated December 22, 2014, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2014).

10.7*
Amendment No. 1 to Amended and Restated Employment Agreement, dated January 5, 2018, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 8, 2018).

10.8	Commercial Lease Agreement, dated April 18, 2014, by and among Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 7, 2014).
10.9
Fontana Property Lease Agreement, dated April 18, 2014, by and among Tutor Perini Corporation and Kristra Investments, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 7, 2014).

10.10
Assignment and Assumption Agreement, dated January 15, 2015, by and among Ronald N. Tutor and the Ronald N. Tutor Separate Property Trust (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2020).

10.11
Assignment and Assumption Agreement, dated March 3, 2015, by and among the Ronald N. Tutor Separate Property Trust and Kristra Investments, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 4, 2020).

10.12
First Amendment to Commercial Lease Agreement, dated October 7, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 4, 2020).

10.13
First Amendment to Fontana Property Lease Agreement, dated October 7, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 4, 2020).

10.14	Second Amendment to Commercial Lease Agreement, dated December 28, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd.
10.15	Second Amendment to Fontana Property Lease Agreement, dated December 28, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd.
10.16	Third Amendment to Commercial Lease Agreement, dated February 19, 2021, by and among Tutor Perini Corporation and Aliaron Investments, Ltd.
10.17	Third Amendment to Fontana Property Lease Agreement, dated February 19, 2021, by and among Tutor Perini Corporation and Aliaron Investments, Ltd.
10.18*
Amended and Restated Employment Agreement, dated November 1, 2016, by and between James A. Frost and Tutor Perini Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2016).

10.19*	Employment Agreement, dated September 6, 2017, by and between Tutor Perini Corporation and Gary G. Smalley (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2017).
10.20*	Employment Offer Letter, dated June 12, 2018, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 7, 2018).
10.21*
Separation Benefits Agreement, dated September 17, 2019, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2019).

10.22*	Employment Offer Letter, dated July 19, 2019, by and between Tutor Perini Corporation and Jean J. Abiassi (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2020).
10.23*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2019).
10.24*	Form of Restricted Stock Unit Award Agreement with Guarantee (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 6, 2019).
10.25*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 6, 2019).
10.26
Credit Agreement, dated as of August 18, 2020, among Tutor Perini Corporation, BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 19, 2020).

Exhibit 21	Subsidiaries of Tutor Perini Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 24	Power of Attorney executed by members of the Company’s Board of Directors allowing Management to sign the Company’s Form 10-K on their behalf.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 95	Mine Safety Disclosure.
Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).
_____________________________________________________________________________________________________________
*    Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Date: February 24, 2021	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

● Principal Executive Officer and Director

/s/ Ronald N. Tutor
Ronald N. Tutor	Chairman and Chief Executive Officer	February 24, 2021

● Principal Financial Officer

/s/ Gary G. Smalley
Gary G. Smalley	Executive Vice President and Chief Financial Officer	February 24, 2021

● Principal Accounting Officer

/s/ Ryan J. Soroka
Ryan J. Soroka	Vice President and Chief Accounting Officer	February 24, 2021

● Other Directors

Peter Arkley	)
Sidney J. Feltenstein	)
James A. Frost	)
Michael F. Horodniceanu	)	/s/ Gary G. Smalley
Michael R. Klein	)	Gary G. Smalley
Robert C. Lieber	)	Attorney in Fact
Dennis D. Oklak	)
Raymond R. Oneglia	)
Dale A. Reiss	)
Dickran M. Tevrizian, Jr.	)	Dated: February 24, 2021

TUTOR PERINI CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue, Accounts Receivable, Contract Assets and Liabilities — Accounting for Construction Contracts– Refer to Notes 1, 3, 4, and 8 to the consolidated financial statements
Critical Audit Matter Description
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
•We selected a sample of construction contracts and performed the following:
◦Compared the total estimated revenue (transaction price), including estimated variable consideration, to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
◦We evaluated the reasonableness of the estimated variable consideration by 1) evaluating the information supporting management’s judgment as to the cause and contractual rights and 2) testing the accuracy of the identification of the underlying costs.
◦Tested the accuracy and completeness of costs incurred to date.
◦Evaluated the reasonableness of management’s estimates of total cost and profit at completion for selected contracts by:
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
◦Tested the mathematical accuracy of management’s calculation of revenue recognized.
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
Goodwill – Refer to Notes 1 and 6 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the Civil reporting unit (which corresponds with the Company’s Civil operating segment and is the only reporting unit with a goodwill balance) to its carrying value. The Company determines the fair value of the reporting unit using the income approach and market approach. The determination of fair value using the income-based approach requires management to make significant estimates and assumptions related to projected operating margins, cash flows generated from existing work and new awards, and projected investments in working capital (collectively, the “forecasted financial information”), as well as the discount rates and weighted-

average cost of capital (“WACC”). The determination of fair value using the market-based approach requires management to make significant assumptions, including those related to the forecasted financial information referred to above and the industry-comparable multiples to be used for each of its reporting units. The Company determines the valuation of the reporting unit based upon a weighted-average value of the income approach and market approach. In evaluating the results there are various quantitative and qualitative factors that need to be considered and could involve subjective judgment.
We identified goodwill as a critical audit matter because small changes to valuation assumptions, specifically the forecasted financial information, discount rates, WACC, and industry-comparable multiples, could have a significant impact on the reporting unit concluded value for the annual goodwill impairment test. Auditing these assumptions involved extensive audit effort, including the need to involve our fair value specialists, due to the complexity of these assumptions and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasted financial information, discount rates, WACC, and industry-comparable multiples for the reporting unit included the following, among others:
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
•We evaluated the selected industry-comparable multiples by comparing to those used in the prior year, those used in the Civil reporting unit and to current facts and circumstances affecting the Civil reporting unit.
/s/ Deloitte & Touche LLP
Los Angeles, CA
February 24, 2021
We have served as the Company's auditor since 2002.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per common share amounts)	2020	2019	2018
REVENUE	$5,318,763	$4,450,832	$4,454,662
COST OF OPERATIONS	(4,832,610)	(4,209,060)	(4,000,209)
GROSS PROFIT	486,153	241,772	454,453
General and administrative expenses	(223,809)	(226,916)	(262,577)
Goodwill impairment	—	(379,863)	—
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	262,344	(365,007)	191,876
Other income (expense)	(11,853)	6,667	4,256
Interest expense	(76,212)	(67,494)	(63,519)
INCOME (LOSS) BEFORE INCOME TAXES	174,279	(425,834)	132,613
Income tax (expense) benefit	(21,942)	65,609	(34,832)
NET INCOME (LOSS)	152,337	(360,225)	97,781
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	43,943	27,465	14,345
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$108,394	$(387,690)	$83,436
BASIC EARNINGS (LOSS) PER COMMON SHARE	$2.14	$(7.72)	$1.67
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$2.12	$(7.72)	$1.66
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,656	50,220	49,952
DILUTED	51,077	50,220	50,301
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2020	2019	2018
NET INCOME (LOSS)	$152,337	$(360,225)	$97,781

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	(6,261)	844	771
Foreign currency translation adjustments	279	1,337	(2,945)
Unrealized gain (loss) in fair value of investments	1,571	1,561	(778)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(4,411)	3,742	(2,952)

COMPREHENSIVE INCOME (LOSS)	147,926	(356,483)	94,829
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	44,173	27,858	14,124
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$103,753	$(384,341)	$80,705
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share amounts)	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($105,735 and $103,850 related to VIEs)	$374,289	$193,685
Restricted cash	77,563	8,416
Restricted investments	78,912	70,974
Accounts receivable ($86,012 and $91,090 related to VIEs)	1,415,063	1,354,519
Retainage receivable ($122,335 and $89,132 related to VIEs)	648,441	562,375
Costs and estimated earnings in excess of billings ($39,846 and $22,764 related to VIEs)	1,236,734	1,123,544
Other current assets ($51,746 and $58,128 related to VIEs)	249,455	197,473
Total current assets	4,080,457	3,510,986
PROPERTY AND EQUIPMENT:
Land	44,167	39,047
Building and improvements	116,422	115,041
Construction equipment	570,675	560,547
Other equipment	192,247	183,197
	923,511	897,832
Less accumulated depreciation	(434,294)	(388,147)
Total property and equipment, net ($12,840 and $49,919 related to VIEs)	489,217	509,685
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	123,115	155,270
OTHER ASSETS	147,685	104,693
TOTAL ASSETS	$5,045,617	$4,485,777
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, net of unamortized discount and debt issuance costs totaling $2,040 and $0	$100,188	$124,054
Accounts payable ($116,461 and $93,848 related to VIEs)	794,611	682,699
Retainage payable ($26,439 and $13,967 related to VIEs)	315,135	252,181
Billings in excess of costs and estimated earnings ($362,427 and $422,847 related to VIEs)	839,222	844,389
Accrued expenses and other current liabilities ($9,595 and $25,402 related to VIEs)	215,207	206,533
Total current liabilities	2,264,363	2,109,856
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $20,209 and $23,343	925,277	710,422
DEFERRED INCOME TAXES	82,966	35,686
OTHER LONG-TERM LIABILITIES	230,066	199,288
TOTAL LIABILITIES	3,502,672	3,055,252
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Stockholders' equity:
Preferred stock – authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock – authorized 112,500,000 and 75,000,000 shares ($1 par value), issued and outstanding 50,827,205 and 50,278,816 shares	50,827	50,279
Additional paid-in capital	1,127,385	1,117,972
Retained earnings	422,385	313,991
Accumulated other comprehensive loss	(46,741)	(42,100)
Total stockholders' equity	1,553,856	1,440,142
Noncontrolling interests	(10,911)	(9,617)
TOTAL EQUITY	1,542,945	1,430,525
TOTAL LIABILITIES AND EQUITY	$5,045,617	$4,485,777
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$152,337	$(360,225)	$97,781
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	379,863	—
Depreciation	74,879	58,818	43,724
Amortization of intangible assets	32,155	6,226	3,543
Share-based compensation expense	11,833	19,143	22,782
Change in debt discounts and deferred debt issuance costs	20,153	13,207	12,072
Deferred income taxes	48,253	(71,609)	(449)
Gain on remeasurement of investment in joint venture	—	(37,792)	—
(Gain) loss on sale of property and equipment	(1,673)	(4,688)	402
Changes in other components of working capital, net of balances acquired	(169,976)	131,257	(156,844)
Other long-term liabilities	4,352	1,863	(2,007)
Other, net	459	467	398
NET CASH PROVIDED BY OPERATING ACTIVITIES	172,772	136,530	21,402

Cash Flows from Investing Activities:
Business acquisition, cash balance acquired net of cash paid	—	6,607	—
Acquisition of property and equipment	(54,781)	(84,196)	(77,069)
Proceeds from sale of property and equipment	14,550	12,581	6,387
Investments in securities	(31,331)	(35,167)	(20,848)
Proceeds from maturities and sales of investments in securities	25,204	24,120	21,322
NET CASH USED IN INVESTING ACTIVITIES	(46,358)	(76,055)	(70,208)

Cash Flows from Financing Activities:
Proceeds from debt	1,301,282	931,594	1,753,160
Repayment of debt	(1,119,887)	(870,277)	(1,738,314)
Business acquisition related payment	—	—	(15,951)
Cash payments related to share-based compensation	(1,397)	(2,363)	(2,671)
Distributions paid to noncontrolling interests	(48,467)	(46,500)	(29,000)
Contributions from noncontrolling interests	3,000	9,813	3,797
Debt issuance, extinguishment and modification costs	(11,194)	(504)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	123,337	21,763	(28,979)

Net increase (decrease) in cash, cash equivalents and restricted cash	249,751	82,238	(77,785)
Cash, cash equivalents and restricted cash at beginning of year	202,101	119,863	197,648
Cash, cash equivalents and restricted cash at end of year	$451,852	$202,101	$119,863
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance - December 31, 2017	$49,781	$1,084,205	$622,007	$(42,718)	$(8,495)	$1,704,780
Cumulative effect of accounting change	—	—	(3,762)	—	(1,714)	(5,476)
Net income	—	—	83,436	—	14,345	97,781
Other comprehensive loss	—	—	—	(2,731)	(221)	(2,952)
Share-based compensation	—	21,544	—	—	—	21,544
Issuance of common stock, net	245	(2,830)	—	—	—	(2,585)
Contributions from noncontrolling interests	—	—	—	—	3,797	3,797
Distributions to noncontrolling interests	—	—	—	—	(29,000)	(29,000)
Balance - December 31, 2018	$50,026	$1,102,919	$701,681	$(45,449)	$(21,288)	$1,787,889
Net income (loss)	—	—	(387,690)	—	27,465	(360,225)
Other comprehensive income	—	—	—	3,349	393	3,742
Share-based compensation	—	17,571	—	—	—	17,571
Issuance of common stock, net	253	(2,518)	—	—	—	(2,265)
Contributions from noncontrolling interests	—	—	—	—	9,813	9,813
Distributions to noncontrolling interests	—	—	—	—	(46,500)	(46,500)
Recognized fair value of noncontrolling interest in joint venture upon consolidation	—	—	—	—	20,500	20,500
Balance - December 31, 2019	$50,279	$1,117,972	$313,991	$(42,100)	$(9,617)	$1,430,525
Net income	—	—	108,394	—	43,943	152,337
Other comprehensive income (loss)	—	—	—	(4,641)	230	(4,411)
Share-based compensation	—	11,928	—	—	—	11,928
Reacquisition of equity component from convertible note repurchase, net of taxes	—	(764)	—	—	—	(764)
Issuance of common stock, net	548	(1,751)	—	—	—	(1,203)
Contributions from noncontrolling interests	—	—	—	—	3,000	3,000
Distributions to noncontrolling interests	—	—	—	—	(48,467)	(48,467)
Balance - December 31, 2020	$50,827	$1,127,385	$422,385	$(46,741)	$(10,911)	$1,542,945
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies
(a) Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with generally accepted accounting principles in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). Certain amounts in the notes to the consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
(b) Principles of Consolidation
The consolidated financial statements include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”). The Company occasionally forms joint ventures with unrelated third parties for the execution of single contracts or projects. The Company assesses its joint ventures to determine if they meet the qualifications of a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”). If a joint venture is a VIE and the Company is the primary beneficiary, the joint venture is fully consolidated (See Note 13). If a joint venture is not a VIE, it may be consolidated under the voting interest method if the Company holds a controlling financial interest in the joint venture. The Company is considered to hold a controlling financial interest when it is able to exercise control over the joint venture’s operating and financial decisions. For construction joint ventures that do not need to be consolidated, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. Intercompany balances and transactions have been eliminated.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(g) Recoverability of Goodwill
The Company tests goodwill for impairment annually as of October 1 for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. The Civil, Building and Specialty Contractors segments each represent a reporting unit, and the Civil reporting unit carried the remaining goodwill balance at December 31, 2020 as a result of the $379.9 million impairment loss recognized in 2019. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using a weighted average of an income and a market approach. These approaches utilize various valuation assumptions, and small changes to the assumptions could have a significant impact on the concluded fair value. The income approach is based on estimated present value of future cash flows for each reporting unit carrying a goodwill balance. The market approach is based on assumptions about how market data relates to each reporting unit carrying a goodwill balance. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit carrying a goodwill balance. The annual quantitative assessment performed in the fourth quarter of 2020 resulted in an estimated fair value that exceeded the net book value of the Civil reporting unit; therefore, no impairment charge was necessary.
(h) Recoverability of Non-Amortizable Trade Names
Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using an income approach (relief from royalty method). The assessment performed in the fourth quarter of 2020 resulted in an estimated fair value for the non-amortizable trade names that exceeded their respective net book values; therefore, no impairment charge was necessary.

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
(j) Earnings Per Common Share (EPS)
Basic EPS and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 7. In accordance with ASC 260, Earnings Per Share, the settlement of the principal amount of the Convertible Notes has no impact on diluted EPS because the Company has the intent and ability to settle the principal amount in cash. See Note 7 for further discussion of the Convertible Notes. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

	Year Ended December 31,
(in thousands, except per common share data)	2020	2019	2018
Net income (loss) attributable to Tutor Perini Corporation	$108,394	$(387,690)	$83,436

Weighted-average common shares outstanding, basic	50,656	50,220	49,952
Effect of dilutive restricted stock units and stock options	421	—	349
Weighted-average common shares outstanding, diluted	51,077	50,220	50,301

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$2.14	$(7.72)	$1.67
Diluted	$2.12	$(7.72)	$1.66
Anti-dilutive securities not included above	1,862	3,640	2,670
For the year ended December 31, 2019, all outstanding restricted stock units and stock options were excluded from the calculation of weighted-average diluted shares outstanding due to the net loss for the period.
(k) Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
(in thousands)	2020	2019
Cash and cash equivalents available for general corporate purposes	$210,841	$43,760
Joint venture cash and cash equivalents	163,448	149,925
Cash and cash equivalents	374,289	193,685
Restricted cash	77,563	8,416
Total cash, cash equivalents and restricted cash	$451,852	$202,101
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
As of December 31, 2020, restricted cash consists primarily of $69.9 million held to repay the outstanding principal balance of Convertible Notes described in more detail in Note 7. Restricted cash also includes amounts held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(l) Restricted Investments
The Company has restricted investments primarily held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit. Restricted investments are primarily comprised of investments in U.S. government agency securities and corporate debt securities that are rated A3 or better.
(m) Share-Based Compensation
The Company’s long-term incentive plans allow the Company to grant share-based compensation awards in a variety of forms, including restricted and unrestricted stock units and stock options. Restricted stock units and stock options generally vest subject to service and/or performance requirements, with related compensation expense equal to the fair value of the award on the date of grant and recognized on a straight-line basis over the requisite period. The Company may grant awards that require liability classification and are remeasured at fair value at the end of each reporting period with the change in fair value recognized as compensation cost.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020			2019			2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$(8,700)	$2,439	$(6,261)	$1,180	$(336)	$844	$1,079	$(308)	$771
Foreign currency translation adjustment	178	101	279	1,867	(530)	1,337	(4,067)	1,122	(2,945)
Unrealized gain (loss) in fair value of investments	2,015	(444)	1,571	1,982	(421)	1,561	(1,005)	227	(778)
Total other comprehensive income (loss)	$(6,507)	$2,096	$(4,411)	$5,029	$(1,287)	$3,742	$(3,993)	$1,041	$(2,952)
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	230	—	230	393	—	393	(221)	—	(221)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(6,737)	$2,096	$(4,641)	$4,636	$(1,287)	$3,349	$(3,772)	$1,041	$(2,731)
________________________________________________________________________________________
(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the years ended December 31, 2020, 2019 and 2018 were as follows:

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2017	$(39,441)	$(3,591)	$314	$(42,718)
Other comprehensive loss before reclassifications	(695)	(2,724)	(835)	(4,254)
Amounts reclassified from AOCI	1,466	—	57	1,523
Balance as of December 31, 2018	$(38,670)	$(6,315)	$(464)	$(45,449)
Other comprehensive income (loss) before reclassifications	(539)	944	1,621	2,026
Amounts reclassified from AOCI	1,383	—	(60)	1,323
Balance as of December 31, 2019	$(37,826)	$(5,371)	$1,097	$(42,100)
Other comprehensive income (loss) before reclassifications	(7,993)	49	1,820	(6,124)
Amounts reclassified from AOCI	1,732	—	(249)	1,483
Balance as of December 31, 2020	$(44,087)	$(5,322)	$2,668	$(46,741)
The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statements of Operations during the years ended December 31, 2020, 2019 and 2018 are as follows:

	Location in Consolidated	Year Ended December 31,
(in thousands)	Statements of Operations	2020	2019	2018
Component of AOCI:
Defined benefit pension plan adjustments	Other income (expense)	$2,407	$1,933	$2,052
Income tax benefit	Income tax expense (benefit)	(675)	(550)	(586)
Net of tax		$1,732	$1,383	$1,466

Unrealized (gain) loss in fair value of investment adjustments	Other income (expense)	$(315)	$(76)	$72
Income tax expense (benefit)	Income tax expense (benefit)	66	16	(15)
Net of tax		$(249)	$(60)	$57

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(p) Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions to ease the potential accounting and financial reporting burden associated with transitioning away from reference rates that are expected to be discontinued, including the London Interbank Offered Rate (“LIBOR”). ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The adoption of the new standard has not had and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASC 842”). The Company adopted this ASU effective January 1, 2019 using the optional transition method. Under this method, financial results reported in periods prior to 2019 are unchanged. As such, the 2018 comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The following recent accounting pronouncements require implementation in future periods.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted EPS and the treasury stock method will no longer be available. ASU 2020-06 is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company does not expect to early adopt the new standard and does not expect it to have an impact on the Company's financial position, results of operations or cash flows.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    Consolidated Statements of Cash Flows
Below are the changes in other components of working capital, net of balances related to incremental interest acquired in a Civil segment joint venture during 2019 (see Note 12), as shown in the Consolidated Statements of Cash Flows, the supplemental disclosure of cash paid for interest and income taxes and the supplemental disclosure of non-cash investing activities:

	Year Ended December 31,
(in thousands)	2020	2019	2018
(Increase) Decrease in:
Accounts receivable	$(104,901)	$(81,983)	$3,899
Retainage receivable	(85,769)	(78,520)	56,754
Costs and estimated earnings in excess of billings	(113,190)	18,751	(209,537)
Other current assets	(49,468)	(76,146)	15,398
(Decrease) Increase in:
Accounts payable	111,912	53,999	(78,243)
Retainage payable	62,954	35,013	(49,864)
Billings in excess of costs and estimated earnings	(5,168)	245,292	76,703
Accrued expenses and other current liabilities	13,654	14,851	28,046
Changes in other components of working capital	$(169,976)	$131,257	$(156,844)

Cash paid during the year for:
Interest	$57,038	$56,137	$51,063
Income taxes	$11,204	$43,374	$13,652

Supplemental disclosure of non-cash investing activities:
Real property acquired in settlement of a receivable	$11,660	$—	$—

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$1,367,412	$992,755	$702,614
Bridges	306,161	334,117	431,202
Military defense facilities	146,969	59,082	26,225
Highways	122,254	86,747	202,423
Water	101,705	33,370	10,195
Other	155,398	273,281	213,434
Total Civil segment revenue	$2,199,899	$1,779,352	$1,586,093

	Year Ended December 31,
(in thousands)	2020	2019	2018
Building segment revenue by end market:
Commercial and industrial facilities	$580,297	$459,806	$374,312
Hospitality and gaming	474,329	297,700	301,871
Municipal and government	287,337	254,736	261,496
Mass transit (includes transportation projects)	218,930	201,400	67,588
Education facilities	173,472	143,382	145,147
Health care facilities	117,968	239,299	428,819
Mixed use	59,391	31,685	150,549
Other	72,917	114,032	131,917
Total Building segment revenue	$1,984,641	$1,742,040	$1,861,699

	Year Ended December 31,
(in thousands)	2020	2019	2018
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$592,430	$419,402	$296,092
Commercial and industrial facilities	152,868	186,819	189,632
Multi-unit residential	139,924	83,903	81,023
Water	73,769	37,403	22,390
Mixed use	47,022	64,302	163,308
Education facilities	44,762	70,229	99,214
Other	83,448	67,382	155,211
Total Specialty Contractors segment revenue	$1,134,223	$929,440	$1,006,870

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,875,653	$534,449	$533,768	$2,943,870
Federal agencies	175,933	143,327	75,067	394,327
Private owners	148,313	1,306,865	525,388	1,980,566
Total revenue	$2,199,899	$1,984,641	$1,134,223	$5,318,763

	Year Ended December 31, 2019
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,401,001	$573,049	$496,195	$2,470,245
Federal agencies	116,869	153,467	11,326	281,662
Private owners	261,482	1,015,524	421,919	1,698,925
Total revenue	$1,779,352	$1,742,040	$929,440	$4,450,832

	Year Ended December 31, 2018
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,294,630	$617,133	$406,782	$2,318,545
Federal agencies	95,567	201,745	53,335	350,647
Private owners	195,896	1,042,821	546,753	1,785,470
Total revenue	$1,586,093	$1,861,699	$1,006,870	$4,454,662
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,792,765	$508,655	$1,010,973	$3,312,393
Guaranteed maximum price	1,829	1,136,782	15,417	1,154,028
Unit price	392,548	867	83,257	476,672
Cost plus fee and other	12,757	338,337	24,576	375,670
Total revenue	$2,199,899	$1,984,641	$1,134,223	$5,318,763

	Year Ended December 31, 2019
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,315,195	$561,831	$769,410	$2,646,436
Guaranteed maximum price	6,951	752,110	21,291	780,352
Unit price	436,015	12,063	91,803	539,881
Cost plus fee and other	21,191	416,036	46,936	484,163
Total revenue	$1,779,352	$1,742,040	$929,440	$4,450,832

	Year Ended December 31, 2018
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,054,473	$377,538	$857,742	$2,289,753
Guaranteed maximum price	15,709	1,040,093	62,132	1,117,934
Unit price	469,305	32,468	32,562	534,335
Cost plus fee and other	46,606	411,600	54,434	512,640
Total revenue	$1,586,093	$1,861,699	$1,006,870	$4,454,662
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the year ended December 31, 2020 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $77.0 million for various projects. Revenue was negatively impacted during the year ended December 31, 2019 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $177.5 million for various projects, including a $123.9 million revenue impact that resulted from the charge related to the Alaskan Way Viaduct (SR 99) Matter discussed in Note 8. Revenue was positively impacted during the year ended December 31, 2018 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $19.4 million for various projects.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2020, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.8 billion, $1.5 billion and $1.8 billion for the Civil, Building and Specialty Contractors segments, respectively. As of December 31, 2019, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.2 billion, $2.2 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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
Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Retainage receivable	$648,441	$562,375
Costs and estimated earnings in excess of billings:
Claims	752,783	705,993
Unapproved change orders	415,489	362,264
Other unbilled costs and profits	68,462	55,287
Total costs and estimated earnings in excess of billings	1,236,734	1,123,544
Capitalized contract costs	74,452	80,294
Total contract assets	$1,959,627	$1,766,213
Retainage receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of December 31, 2020, the amount of retainage receivable estimated by management to be collected beyond one year is approximately 38% of the balance.
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 8, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of December 31, 2020 estimated by management to be collected beyond one year is approximately $756.2 million.
Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the years ended December 31, 2020, 2019 and 2018, $46.7 million, $33.8 million and $16.3 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Retainage payable	$315,135	$252,181
Billings in excess of costs and estimated earnings	839,222	844,389
Total contract liabilities	$1,154,357	$1,096,570
Retainage payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payable is not remitted to subcontractors until the associated retainage receivable from customers is collected. As of December 31, 2020, the amount of retainage payable estimated by management to be remitted beyond one year is approximately 38% of the balance.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the years ended December 31, 2020, 2019 and 2018 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $690.7 million, $479.6 million and $382.7 million, respectively.
5.    Income Taxes
Income (loss) before taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
United States operations	$138,426	$(456,403)	$106,222
Foreign and U.S. territory operations	35,853	30,569	26,391
Total	$174,279	$(425,834)	$132,613

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax expense (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current (benefit) expense:
Federal	$(36,159)	$(2,884)	$21,055
State	(1,282)	3,585	8,676
Foreign and U.S. territories	11,130	5,299	5,550
Total current (benefit) expense:	(26,311)	6,000	35,281

Deferred expense (benefit):
Federal	38,667	(43,579)	(1,773)
State	10,608	(27,566)	1,278
Foreign and U.S. territories	(1,022)	(464)	46
Total deferred expense (benefit):	48,253	(71,609)	(449)
Total expense (benefit):	$21,942	$(65,609)	$34,832
The following table is a reconciliation of the Company’s income tax provision at the statutory federal tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2020		2019		2018
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax expense (benefit) at statutory tax rate	$36,599	21.0%	$(89,425)	21.0%	$27,849	21.0%
State income taxes, net of federal tax benefit	8,518	4.9	(18,442)	4.3	9,011	6.8
Stock based compensation	3,185	1.8	1,706	(0.4)	—	—
Impact of federal tax law changes	(14,476)	(8.3)	—	—	211	0.2
Officers' compensation	2,486	1.4	2,938	(0.7)	3,078	2.3
Goodwill impairment	—	—	43,990	(10.3)	—	—
Noncontrolling interests	(9,799)	(5.6)	(6,064)	1.4	(3,232)	(2.4)
Federal R&D credits	(3,007)	(1.7)	(3,998)	0.9	(2,658)	(2.0)
Reversal of reserve for uncertain tax positions due to statute expirations	(489)	(0.3)	(773)	0.2	(1,958)	(1.5)
Foreign tax rate differences	1,491	0.9	4,940	(1.2)	(19)	—
Other	(2,566)	(1.5)	(481)	0.2	2,550	1.9
Income tax expense (benefit)	$21,942	12.6%	$(65,609)	15.4%	$34,832	26.3%
The Company's provision for income taxes and effective tax rate for the year ended December 31, 2020 was significantly impacted by a change in tax law. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A major provision of the CARES Act allows net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, for the year ended December 31, 2020, the Company was able to recognize tax benefits substantially in excess of the current federal statutory rate of 21% due to the effects of carrying back its net operating loss arising in 2019 to tax years in which the federal statutory rate was 35%.
The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2019 was significantly impacted by the goodwill impairment charge discussed in Note 6. Of the total goodwill impairment charge of $379.9 million, approximately $209.5 million pertained to goodwill that was not tax deductible and yielded permanent differences between book income and taxable income. For the year ended December 31, 2019, the Company recognized U.S. federal and state tax benefits totaling $49.4 million as a result of the impairment charge.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of the significant components of the deferred tax assets and liabilities:

	As of December 31,
(in thousands)	2020	2019
Deferred tax assets:
Timing of expense recognition	$24,470	$44,761
Net operating losses	19,968	23,711
Goodwill	19,315	26,658
Other, net	10,155	17,098
Deferred tax assets	73,908	112,228
Valuation allowance	—	(2,212)
Net deferred tax assets	73,908	110,016

Deferred tax liabilities:
Intangible assets, due primarily to purchase accounting	(15,212)	(15,309)
Fixed assets	(76,567)	(75,461)
Construction contract accounting	(9,769)	(13,464)
Joint ventures	(41,669)	(24,331)
Other	(11,962)	(16,567)
Deferred tax liabilities	(155,179)	(145,132)

Net deferred tax liabilities	$(81,271)	$(35,116)
As of December 31, 2020, the Company had net operating loss carryforwards for income tax purposes in various states totaling $196.5 million with expiration dates ranging from 2022 to 2039, and no net operating loss carryforwards for federal income tax purposes. As of December 31, 2019, the Company had federal and various state net operating loss carryforwards for income tax purposes of $29.3 million and $184.8 million, respectively. As of December 31, 2020, the Company had federal and state credit carryforwards of approximately $1.4 million and $2.0 million, respectively. As of December 31, 2019, the Company had federal and state credit carryforwards of approximately $6.0 million and $1.2 million, respectively.
The net deferred tax liabilities are presented in the Consolidated Balance Sheets as follows:

	As of December 31,
(in thousands)	2020	2019
Deferred tax assets	$1,695	$570
Deferred tax liabilities	(82,966)	(35,686)
Net deferred tax liabilities	$(81,271)	$(35,116)
The Company’s policy is to record interest and penalties on unrecognized tax benefits as an element of income tax expense. The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet. The total amount of gross unrecognized tax benefits as of December 31, 2020 that, if recognized, would affect the effective tax rate is $8.7 million. The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company accounts for its uncertain tax positions in accordance with GAAP. The following is a reconciliation of the beginning and ending amounts of these unrecognized tax benefits for the three years ended December 31, 2020:

	As of December 31,
(in thousands)	2020	2019	2018
Beginning balance	$5,682	$4,998	$6,495
Change in tax positions of prior years	2,286	351	(302)
Change in tax positions of current year	1,202	1,106	763
Reduction in tax positions for statute expirations	(489)	(773)	(1,958)
Ending Balance	$8,681	$5,682	$4,998
The Company conducts business internationally and, as a result, one or more of its subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, the Company is subject to examination by taxing authorities principally throughout the United States, Guam and Canada. The Company's open tax years for a U.S. federal income tax audit are for fiscal years 2017 and later, although there is currently no audit being conducted by the Internal Revenue Service. The Company has various years open to audit in a number of state and local jurisdictions and is currently under audit by certain state taxing authorities.
6.    Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through December 31, 2020:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2018	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2018	(76,716)	(411,269)	—	(487,985)
Goodwill as of December 31, 2018	415,358	13,455	156,193	585,006
2019 impairment	(210,215)	(13,455)	(156,193)	(379,863)
Goodwill as of December 31, 2019	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of December 31, 2020(a)	$205,143	$—	$—	$205,143
_____________________________________________________________________________________________________________
(a)As of December 31, 2020, accumulated impairment was $867.8 million.
The Company performed its annual impairment test in the fourth quarter of 2020 and concluded goodwill was not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
During the year ended December 31, 2020, the novel coronavirus (“COVID-19”) pandemic, as well as the actions taken to contain and mitigate its public health effects, caused disruptions in domestic and global economies and financial markets. The vast majority of the Company’s projects, especially in its Civil reporting unit, have been designated as essential business, which allows the Company to continue its work on those projects. However, due to the fluidity of the pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals are affected, the pandemic's future impact on the Company’s business, financial condition or performance remains uncertain. Among other things, governments could prohibit the continuation of certain projects that to date have been designated as “essential” or could impose health, safety and other operational requirements on such projects that could result in delays or suspensions of such projects. In addition, employees and contractors working on such projects could be unable or unwilling to continue working on them, perhaps for extended periods, because they may be unable or unwilling to be immunized against COVID-19, or for other reasons. The COVID-19 pandemic also could negatively affect the ability of counterparties or joint venture partners to make required payments on a timely basis or at all.
The Company considered the above factors in its annual impairment test in the fourth quarter of 2020. The Company will continue to monitor events and circumstances for changes that indicate the Civil reporting unit goodwill would need to be reevaluated for impairment during future interim periods prior to the annual impairment test. These future events and

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
circumstances include, but are not limited to, changes in the overall financial performance of the Civil reporting unit, impacts to our business as a result of the COVID-19 pandemic, as well as other quantitative and qualitative factors which could indicate potential triggering events for possible impairment.
Second Quarter of 2019 Goodwill Impairment
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Intangible Assets
Intangible assets consist of the following:

	As of December 31, 2020				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(23,754)	(23,232)	27,364	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(22,103)	(16,645)	1,052	12 years
Construction contract backlog	149,290	(105,001)	—	44,289	3 years
Total	$387,040	$(150,858)	$(113,067)	$123,115

	As of December 31, 2019				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(21,267)	(23,232)	29,851	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(21,048)	(16,645)	2,107	12 years
Construction contract backlog	149,290	(76,388)	—	72,902	3 years
Total	$387,040	$(118,703)	$(113,067)	$155,270
The Company performs its annual quantitative impairment assessment during the fourth quarter of each year for non-amortizable trade names. If the estimated fair value for the non-amortizable trade names exceeds their respective net book

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
values, no impairment charge is necessary. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the years ended December 31, 2020 or 2019.
Amortization expense related to amortizable intangible assets was $32.2 million and $6.2 million for the years ended December 31, 2020 and 2019, respectively. The increase in accumulated amortization for construction contract backlog was due to the acquisition of an additional interest in a joint venture during the fourth quarter of 2019, as discussed in Note 12. Future amortization expense related to amortizable intangible assets for the years 2021 and 2022 will be approximately $32.4 million and $17.9 million, respectively, $2.5 million for the years 2023, 2024 and 2025, and $14.9 million thereafter.
7.    Financial Commitments
Long-Term Debt
Long-term debt as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2020	2019
2017 Senior Notes	$495,271	$494,365
Term Loan B	408,458	N/A
2020 Revolver	—	N/A
2017 Credit Facility	N/A	114,000
Convertible Notes(a)	67,878	182,292
Equipment financing and mortgages	47,594	39,159
Other indebtedness	6,264	4,660
Total debt	1,025,465	834,476
Less: Current maturities	100,188	124,054
Long-term debt, net	$925,277	$710,422
_____________________________________________________________________________________________________________
(a)The Company will repurchase or retire the remaining Convertible Notes at or before their June 15, 2021 maturity using proceeds from the Term Loan B, $69.9 million of which is currently held in a restricted cash account for this purpose.
The following table reconciles the outstanding debt balances to the reported debt balances as of December 31, 2020 and 2019:

	As of December 31, 2020			As of December 31, 2019
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discount and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(4,729)	$495,271	$500,000	$(5,635)	$494,365
Term Loan B	423,938	(15,480)	408,458	N/A	N/A	N/A
Convertible Notes	69,918	(2,040)	67,878	200,000	(17,708)	182,292
The unamortized issuance costs related to the 2020 Revolver were $2.6 million as of December 31, 2020 and are included in other assets on the Consolidated Balance Sheets. The unamortized issuance costs related to the 2017 Credit Facility, which was terminated on August 18, 2020 (as discussed below) were $3.7 million as of December 31, 2019 and were included in other assets on the Consolidated Balance Sheets.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to the maturity of the 2017 Senior Notes), in which case, both the Term Loan B and the 2020 Revolver will mature on January 30, 2025 (subject to certain further exceptions).

The 2020 Credit Agreement permits the Company to repay any or all borrowings outstanding under the 2020 Credit Agreement at any time prior to maturity without penalty, except that the Company must pay a 1.00% premium in respect to the Term Loan B in connection with any transactions that reduce the yield applicable to the Term Loan B within the first twelve months after August 18, 2020 (subject to certain further exceptions). The 2020 Credit Agreement requires the Company to make regularly scheduled payments of principal on the Term Loan B in quarterly installments equal to 0.25% of the initial principal amount of the Term Loan B. The 2020 Credit Agreement also requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of unpermitted indebtedness and annual excess cash flow (subject to certain exceptions).

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

Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (a) LIBOR or (b) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate for a one-month interest period plus 100 basis points) plus, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for LIBOR and between 3.50% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the 2020 Revolver is between 4.25% and 4.75% for LIBOR and 3.25% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the First Lien Net Leverage Ratio. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2020 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The agreement includes provisions for the replacement of LIBOR with an alternative benchmark rate in the event LIBOR is discontinued. The weighted-average annual interest rate on borrowings under the 2020 Revolver was 6.74% during the year ended December 31, 2020.

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

As of December 31, 2020, the entire $175 million was available under the 2020 Revolver and the Company had not utilized the 2020 Revolver for letters of credit. The Company was in compliance with the financial covenants under the 2020 Credit Agreement for the period ended December 31, 2020.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average annual interest rate on borrowings under the 2017 Revolver was 3.55% during the year ended December 31, 2020. At December 31, 2019, the balance outstanding on the 2017 Revolver of $114 million was included in “Current maturities of long-term debt” on the Consolidated Balance Sheet.
Convertible Notes
On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of the Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). At December 31, 2020, $69.9 million ($67.9 million net of unamortized discount and debt issuance costs) of the Convertible Notes remain outstanding and are included in “Current maturities of long-term debt” on the Consolidated Balance Sheet. The Company will repurchase or retire at or before maturity the remaining Convertible Notes and repay the principal balance using proceeds from the Term Loan B, which are currently held in a restricted cash account for this purpose.
The Convertible Notes are unsecured obligations of the Company and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes bear interest at a rate of 2.875% per year, payable in cash semi-annually in June and December.
To account for the Convertible Notes, the Company applied the provisions of ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). ASC 470-20 requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This is done by allocating the proceeds from issuance to the liability component based on the fair value of the debt instrument excluding the conversion feature, with the residual allocated to the equity component and classified in additional paid in capital. The $46.8 million difference between the initial principal amount of the Convertible Notes ($200.0 million) and the proceeds initially allocated to the liability component ($153.2 million) is treated as a discount on the Convertible Notes. This difference is being amortized as non-cash interest expense using the interest method, as shown below under Interest Expense. The equity component, however, is not subject to amortization nor subsequent remeasurement.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents information related to the liability and equity components of the Convertible Notes:

(in thousands)	December 31, 2020	December 31, 2019
Liability component:
Principal	$69,918	$200,000
Conversion feature	(46,800)	(46,800)
Allocated debt issuance costs	(5,051)	(5,051)
Amortization and extinguishment of discount and debt issuance costs (non-cash interest expense)	49,811	34,143
Net carrying amount	$67,878	$182,292

Equity component:
Conversion feature	$46,800	$46,800
Reacquisition of conversion option from repurchase of notes, net of tax	(764)	—
Allocated debt issuance costs	(1,543)	(1,543)
Deferred taxes	(18,815)	(18,815)
Net carrying amount	$25,678	$26,442
Prior to January 15, 2021, the Convertible Notes were convertible only under certain circumstances including upon the occurrence of specified corporate events. The holders did not convert any of the Convertible Notes prior to January 15, 2021. On or after January 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
The Convertible Notes are convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of December 31, 2020, the conversion provisions of the Convertible Notes have not been triggered and none of the notes have been converted.
2017 Senior Notes
On April 20, 2017, the Company issued $500 million in aggregate principal amount of 6.875% Senior Notes due May 1, 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually in May and November of each year, beginning in November 2017.
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
The 2017 Senior Notes are senior unsecured obligations of the Company and are guaranteed by substantially all of the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s 2020 Credit Agreement, as defined above. In addition, the indenture for the 2017 Senior Notes provides for customary covenants, including events of default and restrictions on the payment of dividends and share repurchases.
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $36.9 million and $27.7 million at December 31, 2020 and 2019, respectively, with interest rates ranging from 2.74% to 3.89% with equal monthly installment

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
payments over periods up to 7 years with balloon payments of $12.4 million in 2021 and $6.3 million in 2022. The aggregate balance of mortgage loans was approximately $10.7 million and $11.5 million at December 31, 2020 and 2019, respectively, with interest rates ranging from LIBOR plus 3% to a fixed 3.50% and equal monthly installment payments over periods up to 10 years with balloon payments of $2.9 million in 2021 and $6.8 million in 2023.
The following table presents the future principal payments required under all of the Company’s debt obligations, discussed above:

Year (in thousands)
2021	$102,228
2022	14,822
2023	14,282
2024	7,498
2025	506,156
Thereafter	402,728
1,047,714
Less: Unamortized discount and issuance costs	22,249
Total	$1,025,465
Interest Expense
Interest expense as reported in the Consolidated Statements of Operations consisted of the following:

	For the year ended December 31,
(in thousands)	2020	2019	2018
Cash interest expense:
Interest on 2017 Senior Notes	$34,375	$34,375	$34,375
Interest on Term Loan B	9,028	N/A	N/A
Interest on 2020 Revolver	77	N/A	N/A
Interest on 2017 Credit Facility	5,341	11,990	8,575
Interest on Convertible Notes	4,373	5,750	5,750
Other interest	2,079	2,172	2,747
Cash portion of loss on extinguishment	786	—	—
Total cash interest expense	56,059	54,287	51,447
Non-cash interest expense(a):
Amortization of discount and debt issuance costs on Convertible Notes	8,944	10,811	9,846
Amortization of discount and debt issuance costs on Term Loan B	784	N/A	N/A
Amortization of debt issuance costs on 2020 Revolver	206	N/A	N/A
Amortization of debt issuance costs on 2017 Credit Facility	1,001	1,552	1,439
Amortization of debt issuance costs on 2017 Senior Notes	906	844	787
Non-cash portion of loss on extinguishment	8,312	—	—
Total non-cash interest expense	20,153	13,207	12,072

Total interest expense	$76,212	$67,494	$63,519
_____________________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes, Term Loan B and the Convertible Notes were 7.13%, 6.49% and 9.39%, respectively, for the year ended December 31, 2020.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 31, 2020, the Company cannot predict the ultimate outcome of the investigation and cannot reasonably estimate the potential loss or range of loss that Five Star or the Company may incur or the impact of the results of the investigation on Five Star or the Company.
Alaskan Way Viaduct (SR 99) Matter
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In September 2018, rulings received on pre-trial motions effectively limited potential recovery under the Policy for STP, WSDOT and Hitachi. However, on December 19, 2018, the Court of Appeal granted the Company’s request for a discretionary appeal of those rulings. The appeal is expected to be heard in early 2021. STP submitted damages to the Insurers in the King County lawsuit in the amount of $532 million. STP also sought these damages from WSDOT related to the pipe-strike by the TBM in a related lawsuit in Thurston County (see following paragraph).
In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court alleging breach of contract, seeking $57.2 million in delay-related damages and seeking declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi, as the TBM designer, seeking damages of $667 million. On October 3, 2019, STP and Hitachi entered into a settlement agreement which released and dismissed the claims that STP and Hitachi had against each other. The jury trial between STP and WSDOT commenced on October 7, 2019 and concluded on December 13, 2019, with a jury verdict in favor of WSDOT awarding them $57.2 million in damages. Judgment was entered on January 10, 2020, and a notice of appeal was filed by STP on January 17, 2020. The appeal is expected to be heard in late 2021.
The Company recorded the impact of the jury verdict during the fourth quarter of 2019, resulting in a pre-tax charge of $166.8 million. The charge includes a pre-tax accrual of $25.7 million (which is the Company’s 45% proportionate share of the $57.2 million in damages awarded by the jury to WSDOT). Payment of damages will only be made if the adverse verdict is upheld on appeal, as the payment is secured by a bond for the course of the appeal. Other than the possible future payment in cash of $25.7 million in damages, the charge was for non-cash write-downs primarily related to the costs and estimated earnings in excess of billings and receivables that the Company previously recorded to reflect its expected recovery in this case.
With respect to STP’s direct and indirect claims against the Insurers, management has included in receivables an estimate of the total anticipated recovery concluded to be probable.
George Washington Bridge Bus Station Matter
In August 2013, Tutor Perini Building Corp. (“TPBC”) entered into a contract with the George Washington Bridge Bus Station Development Venture, LLC (the “Developer”) to renovate the George Washington Bridge Bus Station, a mixed-use facility owned by the Port Authority of New York and New Jersey (the “Port Authority”) that serves as a transit facility and retail space. The $100 million project experienced significant design errors and associated delays, resulting in damages to TPBC and its subcontractors, including WDF and Five Star, wholly owned subsidiaries of the Company. The project reached substantial completion on May 16, 2017.
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
On June 5, 2020, the Developer, secured lenders and the Port Authority announced that they had reached a settlement of their disputes. As part of the settlement, the Port Authority waived the enforcement of its right to seek a “cure” pursuant to its lease agreement with the Developer which requires construction costs be paid prior to any sale of the leasehold, the sole asset in the Developer’s bankruptcy estate to be distributed in this bankruptcy. On July 14, 2020, the bankruptcy court conducted a hearing to determine (1) whether to approve the settlement agreement between the Developer, secured lenders and the Port Authority; and (2) whether TPBC can assert third-party beneficiary rights to the lease agreement and require that prior to the sale of the leasehold, any outstanding costs owed to contractors for the cost of building the project must be paid pursuant to the lease agreement’s “cure” provisions. On August 12, 2020, the bankruptcy court approved the settlement and denied TPBC’s third-party beneficiary rights under the lease agreement. On August 20, 2020, TPBC filed an appeal with the U.S. District Court for the Southern District of New York seeking to challenge the denial of its third-party beneficiary rights under the lease agreement’s “cure” provisions to avoid being subordinate to the claims of the secured lenders in the bankruptcy proceedings.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, seeking the same $113 million in damages pursuant to the lease agreement between the Port Authority and the Developer. On August 20, 2018, the Port Authority filed a motion to dismiss all causes of action, which was denied by the court on July 1, 2019. The Port Authority appealed this decision on July 15, 2019. On February 18, 2021, the Appellate Division affirmed in part and reversed in part the trial court's denial of the Port Authority's motion to dismiss TPBC’s causes of action.
On January 27, 2020, TPBC filed separate litigation in the U.S. District Court for the Southern District of New York in which TPBC asserted related claims against individual owners of the Developer for their wrongful conversion of project funds and against certain lenders that received interest payments from project funds and other amounts earmarked to pay the contractors. On June 1, 2020, the defendants filed motions to dismiss. On December 29, 2020, the District Court ordered that limited discovery take place before it decides the merits of the motions to dismiss.
As of December 31, 2020, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners, certain lenders and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.
9.    Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2020, the Company’s operating leases have remaining lease terms ranging from less than one year to 18 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The Company determines if an arrangement is a lease at inception. Operating lease ROU assets are included in other assets, while current and long-term operating lease liabilities are included in accrued expenses and other current liabilities, and other long-term liabilities, respectively, on the Consolidated Balance Sheet as of December 31, 2020. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.
The following table presents components of lease expense for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
(in thousands)	2020	2019
Operating lease expense	$14,547	$15,854
Short-term lease expense(a)	87,969	72,562
	102,516	88,416
Less: Sublease income	1,026	1,077
Total lease expense	$101,490	$87,339
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents supplemental balance sheet information related to operating leases:

		As of December 31,
(dollars in thousands)	Balance Sheet Line Item	2020	2019
Assets
ROU assets	Other assets	$55,897	$40,156
Total lease assets		$55,897	$40,156
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$7,661	$11,392
Long-term lease liabilities	Other long-term liabilities	51,336	31,900
Total lease liabilities		$58,997	$43,292
Weighted-average remaining lease term		12.5 years	5.0 years
Weighted-average discount rate		9.22%	5.96%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	As of December 31,
(in thousands)	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(14,591)	$(15,658)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$29,244	$9,784
The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2020:

Year (in thousands)	Operating Leases
2021	$12,512
2022	10,528
2023	7,723
2024	6,141
2025	5,354
Thereafter	65,633
Total lease payments	107,891
Less: Imputed interest	48,894
Total	$58,997

10.    Share-Based Compensation
On April 10, 2018, the Company adopted the Tutor Perini Corporation Omnibus Incentive Plan (the “Current Plan”), which was approved by the Company’s shareholders on May 23, 2018. The Current Plan effected the merger of the Company’s Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan, as amended and restated on October 2, 2014 (the “2014 Plan”) and the Tutor Perini Corporation Incentive Compensation Plan adopted on April 3, 2017 (the “2017 Plan,” together with the 2014 Plan and the Current Plan, the “Plans”). The Current Plan provides for various types of share-based grants, including restricted and unrestricted stock units and stock options. Restricted and unrestricted stock units give the holder the right to exchange their stock units for shares of the Company’s common stock on a one-for-one basis. Stock options give the holder the right to purchase shares of the Company’s common stock subsequent to the vesting date at a defined exercise price. A stock option exercise price must be equal to or greater than the fair value of the Company’s common stock on the date of the award. Restricted stock units and stock options are usually subject to certain service and performance conditions as well as other restrictions. The term for stock options is limited to 10 years from the award date. As of December 31, 2020, there were 1,539,172 shares of common stock available for grant under the Company’s Current Plan. As of December 31, 2020, the Plans had an aggregate of 3,310,265 of restricted stock units and stock options from outstanding, historical awards that either have not vested or have vested but have not been exercised. Any awards that were granted under the 2014 Plan or the 2017 Plan that are forfeited, cancelled or held back for net settlement will become available to be issued under the Current Plan.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes restricted stock unit and stock option activity:

	Restricted Stock Units		Stock Options
	Number	Weighted- Average Grant Date Fair Value Per Share	Number	Weighted- Average Exercise/ (Strike) Price Per Share
Outstanding as of December 31, 2017	1,397,984	$30.11	2,554,034	$20.45
Granted	699,000	24.21	664,000	23.20
Expired or cancelled	(240,289)	32.76	(274,990)	22.82
Vested/exercised	(387,695)	28.67	—	—
Outstanding as of December 31, 2018	1,469,000	$27.27	2,943,044	$20.89
Granted	530,000	20.23	220,000	19.66
Expired or cancelled	(104,029)	28.98	(884,029)	21.03
Vested/exercised	(179,971)	25.39	—	—
Outstanding as of December 31, 2019	1,715,000	$25.19	2,279,015	$20.62
Granted	245,000	20.67	165,000	19.24
Expired or cancelled	(403,750)	25.52	(168,750)	25.87
Vested/exercised	(521,250)	29.44	—	—
Outstanding as of December 31, 2020	1,035,000	$21.85	2,275,265	$20.13
Included in the above table are certain restricted stock unit grants which are classified as liabilities in accordance with ASC 718 because they contain a guaranteed minimum payout. These awards may be performance-based or time-based and may be settled in shares of the Company's stock, cash or a combination thereof, at the Company's discretion. As of December 31, 2020 and 2019, there were 270,000 and 390,000 restricted stock units with guaranteed minimum payouts outstanding, with weighted-average grant date fair values per share of $27.80 and $27.89, respectively. The Company recognized liabilities for these awards totaling approximately $2.4 million and $2.9 million as of December 31, 2020 and 2019, respectively. During 2020, the Company paid approximately $0.3 million to settle these awards, and there were no cash settlements in 2019 or 2018.
The following table summarizes unrestricted stock units, which are generally issued to the non-employee members of the Company’s Board of Directors as part of their annual retainer fees:

	Unrestricted Stock Units
Year	Number	Weighted-Average Grant Date Fair Value Per Share
2018	115,420	$21.26
2019	98,591	15.72
2020	194,177	8.60
Unrestricted stock units vest immediately upon grant and are converted to shares of the Company’s stock on a one-for-one basis. The fair value of unrestricted stock units issued during 2020, 2019 and 2018 was approximately $1.7 million, $1.5 million and $2.5 million, respectively.
The fair value of restricted stock units that vested during 2020, 2019 and 2018 was approximately $4.1 million, $3.1 million and $7.9 million, respectively. As of December 31, 2020, the balance of unamortized restricted stock and stock option expense was $9.0 million and $2.3 million, respectively, which is expected to be recognized over weighted-average periods of 2.0 years for restricted stock units and 2.0 years for stock options.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2,275,265 outstanding stock options as of December 31, 2020 had an intrinsic value of $0.9 million and a weighted-average remaining contractual life of 4.6 years. Of those outstanding options: (1) 1,715,265 were exercisable with an intrinsic value of $0.9 million, a weighted-average exercise price of $20.43 per share and a weighted-average remaining contractual life of 3.5 years; (2) 560,000 have not vested and have no intrinsic value, a weighted-average exercise price of $19.21 per share and a weighted-average remaining contractual life of 8.1 years. The 560,000 unvested stock options include 328,125 with time-based or market-based vesting conditions that are expected to vest, as well as 231,875 with market-based vesting conditions that are not expected to vest.
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
The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2020	2019	2018
Total stock options granted	165,000	220,000	664,000
Weighted-average grant date fair value	$7.67	$7.59	$11.09
Weighted-average assumptions:
Risk-free rate	1.2%	2.1%	2.6%
Expected life of options(a)	6.3 years	6.1 years	5.8 years
Expected volatility(b)	60.7%	39.4%	42.2%
Expected quarterly dividends	$—	$—	$—
_____________________________________________________________________________________________________________
(a)Calculated using the simplified method due to the terms of the stock options and the limited pool of grantees.
(b)Calculated using historical volatility of the Company’s common stock over periods commensurate with the expected life of the option.
For the respective years ended December 31, 2020, 2019 and 2018, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements for employees of $10.2 million, $17.5 million and $21.1 million. Additionally for the same periods, the Company recognized as part of general and administrative expenses costs for share-based awards to non-employee directors of $1.6 million, $1.6 million and $1.7 million, respectively. The aggregate tax benefits for these awards were approximately $1.3 million, $2.9 million and $3.8 million, for the respective periods.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The pension plan’s assets are managed by a third-party investment manager. The Company monitors investment performance and risk on an ongoing basis.
The following table sets forth a summary of net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest cost	$3,032	$3,801	$3,496
Service cost	925	900	875
Expected return on plan assets	(4,022)	(4,170)	(4,302)
Recognized net actuarial losses	2,407	1,933	2,067
Net periodic benefit cost	$2,342	$2,464	$2,136
Actuarial assumptions used to determine net cost:
Discount rate	3.07%	4.12%	3.45%
Expected return on assets	5.75%	5.75%	6.00%
Rate of increase in compensation	N/A	N/A	N/A
The target asset allocation for the Company’s pension plan by asset category for 2021 and the actual asset allocation as of December 31, 2020 and 2019 by asset category are as follows:

	Percentage of Plan Assets as of December 31,
	Target Allocation 2021
		Actual Allocation
Asset Category		2020	2019
Cash	5%	5%	4%
Equity funds:
Domestic	35	34	47
International	15	17	18
Fixed income funds	45	44	31
Total	100%	100%	100%
The Company expects to contribute approximately $4.0 million to its defined benefit pension plan in 2021.
Future benefit payments under the plans are estimated as follows:

(in thousands)
Year ended December 31,
2021	$6,800
2022	6,746
2023	6,657
2024	6,617
2025	6,526
2026-2030	30,704
Total	$64,050

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2020 and 2019, and a summary of the funded status as of December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Change in Fair Value of Plan Assets
Balance at beginning of year	$73,357	$63,109
Actual return on plan assets	899	12,123
Company contribution	4,408	4,793
Benefit payments	(6,724)	(6,668)
Balance at end of year	$71,940	$73,357

	Year Ended December 31,
(in thousands)	2020	2019
Change in Benefit Obligations
Balance at beginning of year	$102,607	$95,869
Interest cost	3,032	3,801
Service cost	925	900
Assumption change loss	7,902	8,373
Actuarial loss	81	332
Benefit payments	(6,723)	(6,668)
Balance at end of year	$107,824	$102,607

	As of December 31,
(in thousands)	2020	2019
Funded status	$(35,884)	$(29,250)
Net unfunded amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(293)	$(279)
Long-term liabilities	(35,591)	(28,971)
Total net unfunded amount recognized in Consolidated Balance Sheets	$(35,884)	$(29,250)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss consist of net actuarial losses before income taxes of $65.2 million and $56.5 million as of December 31, 2020 and 2019, respectively.
The discount rate used in determining the accumulated post-retirement benefit obligation was 2.2% as of December 31, 2020 and 3.1% as of December 31, 2019. The discount rate used for the accumulated post-retirement obligation was derived using a blend of U.S. Treasury and high-quality corporate bond discount rates.
The expected long-term rate of return on assets assumption was 5.8% for both 2020 and 2019. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the plans’ target asset allocation and full availability of invested assets.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the pension plan assets at fair value in accordance with the fair value hierarchy described in Note 12:

	As of December 31, 2020				As of December 31, 2019
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,582	$—	$—	$1,582	$2,867	$—	$—	$2,867
Fixed income funds	2,000	3,086	—	5,086	—	2,861	—	2,861
Mutual funds	54,671	—	—	54,671	54,085	—	—	54,085
	$58,253	$3,086	$—	$61,339	$56,952	$2,861	$—	$59,813
Closely held funds(a)
Equity partnerships				3,700				3,660
Hedge fund investments				6,901				9,884
Total closely held funds(a)				10,601				13,544
Total	$58,253	$3,086	$—	$71,940	$56,952	$2,861	$—	$73,357
_____________________________________________________________________________________________________________
(a)Closely held funds in private investment were comprised of a combination of Level 1, 2 and 3 investments, but were not categorized in the fair value hierarchy because they were measured at NAV using the practical expedient under ASC 820, Fair Value Measurement (“ASC 820”).
As of December 31, 2020 and 2019, pension plan assets included approximately $10.6 million and $13.5 million, respectively, of investments in hedge funds and equity partnerships which do not have readily determinable fair values. The underlying holdings of the funds were comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.
The plans have benefit obligations in excess of the fair value of each plan’s assets as follows:

	As of December 31, 2020			As of December 31, 2019
(in thousands)	Pension Plan	Benefit Equalization Plan	Total	Pension Plan	Benefit Equalization Plan	Total
Projected benefit obligation	$104,657	$3,167	$107,824	$99,515	$3,092	$102,607
Accumulated benefit obligation	$104,657	$3,167	$107,824	$99,515	$3,092	$102,607
Fair value of plans' assets	71,940	—	71,940	73,357	—	73,357
Projected benefit obligation greater than fair value of plans' assets	$32,717	$3,167	$35,884	$26,158	$3,092	$29,250
Accumulated benefit obligation greater than fair value of plans' assets	$32,717	$3,167	$35,884	$26,158	$3,092	$29,250
Section 401(k) Plan
The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The cost recognized by the Company for its 401(k) plan was $4.3 million in 2020, $4.1 million in 2019 and $4.2 million in 2018. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined by the plan.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes key information for the plans that the Company made significant contributions to during the three years ended December 31, 2020:

		Pension Protections Act Zone Status		FIP/RP Status Pending Or Implemented	Company Contributions (amounts in millions)						Expiration Date of Collective Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2020	2019		2020(b)	2019(b)		2018		Surcharge Imposed
The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund	13-6123601/001	Green	Green	N/A	$10.1	$9.3	(a)	$12.2	(a)	No	4/13/2022
Excavators Union Local 731 Pension Fund	13-1809825/002	Green	Green	N/A	4.8	5.1		4.1		No	4/30/2022
Carpenters Pension Trust Fund for Northern California	94-6050970	Red	Red	Implemented	4.6	4.0		4.9		No	6/30/2023
Northern California Electrical Workers Pension Plan	94-6062674	Green	Green	N/A	3.5	3.0		4.1		No	5/31/2022
_____________________________________________________________________________________________________________
(a)These amounts exceeded 5% of the respective total plan contributions.
(b)The Company's contributions as a percentage of total plan contributions were not available for the 2020 and 2019 plan years for any of the above pension funds, excluding The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund, Excavators Union Local 731 Pension Fund and Northern California Electrical Workers Pension Plan for the 2019 plan year.
In addition to the individually significant plans described above, the Company also contributed approximately $46.8 million in 2020, $36.5 million in 2019 and $36.6 million in 2018 to other multiemployer pension plans. Funding for these payments is principally provided for in the contracts with our customers.
12.    Fair Value Measurements
The fair value hierarchy established by ASC 820 prioritizes the use of inputs used in valuation techniques into the following three levels:
•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•Level 3 inputs are unobservable
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	As of December 31, 2020				As of December 31, 2019
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$374,289	$—	$—	$374,289	$193,685	$—	$—	$193,685
Restricted cash(a)	77,563	—	—	77,563	8,416	—	—	8,416
Restricted investments(b)	—	78,912	—	78,912	—	70,974	—	70,974
Investments in lieu of retainage(c)	92,609	1,300	—	93,909	89,572	1,219	—	90,791
Total	$544,461	$80,212	$—	$624,673	$291,673	$72,193	$—	$363,866
_____________________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of December 31, 2020, consist of investments in U.S. government agency securities of $40.5 million, corporate debt securities of $37.5 million and corporate certificates of deposits of $0.9 million, all with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2019, restricted investments consisted of investments in corporate debt securities of $35.8 million and U.S. government agency securities of $33.8 million and corporate certificates of deposits of $1.4 million, all with maturities of up to five years. The amortized cost of these available-for-sale securities at December 31, 2020 and 2019 was not materially different from the fair value.
(c)Investments in lieu of retainage are included in retainage receivable and as of December 31, 2020 are comprised of money market funds of $92.6 million and municipal bonds of $1.3 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of municipal bonds are measured using readily available pricing sources for comparable instruments; therefore, they are classified as Level 2 assets. As of December 31, 2019, investments in lieu of retainage consisted of money market funds of $89.6 million and

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
municipal bonds of $1.2 million. The amortized cost of these available-for-sale securities at December 31, 2020 and 2019 was not materially different from the fair value.
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $495.0 million and $485.0 million as of December 31, 2020 and 2019, respectively. The fair value of the Term Loan B was $425.0 million as of December 31, 2020 and was determined using Level 2 inputs, specifically third-party quoted market prices. The fair value of the Convertible Notes was $69.1 million and $193.4 million as of December 31, 2020 and 2019, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Convertible Notes repurchased on the extinguishment date was used in determining the loss on extinguishment. The fair value on the extinguishment date approximated the face value of the notes and was determined using Level 2 inputs. The reported value of the Company’s remaining borrowings approximates fair value as of December 31, 2020 and 2019.
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
13.    Variable Interest Entities (VIEs)
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
As of December 31, 2020, the Company had unconsolidated VIE-related current assets and liabilities of $0.6 million and $0.5 million, respectively, included in the Company’s Consolidated Balance Sheet. As of December 31, 2019, the Company had unconsolidated VIE-related current assets and liabilities of $1.5 million and $1.4 million, respectively, included in the Company’s Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of December 31, 2020.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020, the Company’s Consolidated Balance Sheet included current and noncurrent assets of $405.7 million and $14.2 million, respectively, as well as current liabilities of $514.9 million related to the operations of its consolidated VIEs. As of December 31, 2019, the Company’s Consolidated Balance Sheet included current and noncurrent assets of $365.0 million and $52.0 million, respectively, as well as current liabilities of $556.1 million related to the operations of its consolidated VIEs.
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
The Civil segment specializes in public works construction and the replacement and reconstruction of infrastructure. The contracting services provided by the Civil segment include construction and rehabilitation of highways, bridges, tunnels, mass-transit systems, military defense facilities, and water management and wastewater treatment facilities.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2020, 2019 and 2018:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total	Corporate		Consolidated Total
Year ended December 31, 2020
Total revenue	$2,565,210	$2,114,459	$1,135,018	$5,814,687	$—		$5,814,687
Elimination of intersegment revenue	(365,311)	(129,818)	(795)	(495,924)	—		(495,924)
Revenue from external customers	$2,199,899	$1,984,641	$1,134,223	$5,318,763	$—		$5,318,763
Income (loss) from construction operations(a)	$245,835	$53,158	$17,203	$316,196	$(53,852)	(b)	$262,344
Capital expenditures	$51,044	$878	$1,917	$53,839	$942		$54,781
Depreciation and amortization(c)	$90,250	$1,703	$3,983	$95,936	$11,098		$107,034
Year ended December 31, 2019
Total revenue	$2,054,097	$1,764,753	$929,738	$4,748,588	$—		$4,748,588
Elimination of intersegment revenue	(274,745)	(22,713)	(298)	(297,756)	—		(297,756)
Revenue from external customers	$1,779,352	$1,742,040	$929,440	$4,450,832	$—		$4,450,832
Income (loss) from construction operations(d)	$(150,837)	$23,655	$(172,637)	$(299,819)	$(65,188)	(b)	$(365,007)
Capital expenditures	$82,156	$518	$688	$83,362	$834		$84,196
Depreciation and amortization(c)	$47,905	$1,934	$4,136	$53,975	$11,069		$65,044
Year ended December 31, 2018
Total revenue	$1,810,232	$1,866,902	$1,006,870	$4,684,004	$—		$4,684,004
Elimination of intersegment revenue	(224,139)	(5,203)	—	(229,342)	—		(229,342)
Revenue from external customers	$1,586,093	$1,861,699	$1,006,870	$4,454,662	$—		$4,454,662
Income (loss) from construction operations(e)	$168,256	$43,939	$43,430	$255,625	$(63,749)	(b)	$191,876
Capital expenditures	$73,866	$1,655	$777	$76,298	$771		$77,069
Depreciation and amortization(c)	$29,685	$1,956	$4,358	$35,999	$11,268		$47,267
_____________________________________________________________________________________________________________
(a)During the year ended December 31, 2020, the Company recorded a charge of $15.2 million in income (loss) from construction operations (an after-tax impact of $11.0 million, or $0.22 per diluted share) due to an unfavorable legal ruling pertaining to a mechanical project in California in the Specialty Contractors segment, as well as a charge of $13.2 million (an after-tax impact of $9.6 million, or $0.19 per diluted share) due to an adverse arbitration ruling pertaining to an electrical project in New York in the Specialty Contractors segment. The Company also recorded a gain of $25.7 million in Specialty Contractors segment general and administrative expenses (an after-tax impact of $18.6 million, or $0.36 per diluted share) as a result of a favorable arbitration decision and subsequent settlement of the related employment dispute.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the year ended December 31, 2019, the Company recorded a non-cash goodwill impairment charge of $379.9 million in income (loss) from construction operations (an after-tax impact of $330.5 million, or $6.58 per diluted share) resulting from an interim impairment test the Company performed as of June 1, 2019. For further information and breakdown of the goodwill impairment charge by segment, see Note 6. In addition, during the year ended December 31, 2019 the Company recorded a charge of $166.8 million in income (loss) from construction operations (an after-tax impact of $119.4 million, or $2.38 per diluted share), which principally impacted the Civil segment, as a result of the adverse jury verdict on the Alaskan Way Viaduct (SR 99) Matter, as discussed in Note 8. Lastly, the Company recognized a one-time gain of $37.8 million (an after-tax impact of $27.1 million, or $0.54 per diluted share) in Civil segment general and administrative expenses related to a remeasurement of its investment in a joint venture (see Note 12).
(e)During the year ended December 31, 2018, the Company recorded a charge of $17.8 million in income (loss) from construction operations (an after-tax impact of $12.8 million, or $0.25 per diluted share), which was primarily non-cash, as a result of the unexpected adverse outcome of an arbitration decision related to a subcontract back charge dispute on a Civil segment project in New York that was completed in 2013.
The above were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total assets by segment were as follows:

	As of December 31,
(in thousands)	2020	2019
Civil	$3,141,991	$2,791,402
Building	1,147,649	995,298
Specialty Contractors	673,891	635,180
Corporate and other(a)	82,086	63,897
Total assets	$5,045,617	$4,485,777
_____________________________________________________________________________________________________________
(a)    Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.
Geographic Information
Information concerning principal geographic areas is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue:
United States	$4,953,045	$4,073,691	$4,180,206
Foreign and U.S. territories	365,718	377,141	274,456
Total revenue	$5,318,763	$4,450,832	$4,454,662

	As of December 31,
(in thousands)	2020	2019
Assets:
United States	$4,836,735	$4,271,722
Foreign and U.S. territories	208,882	214,055
Total assets	$5,045,617	$4,485,777
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Income (loss) from construction operations	$262,344	$(365,007)	$191,876
Other income (expense)	(11,853)	6,667	4,256
Interest expense	(76,212)	(67,494)	(63,519)
Income (loss) before income taxes	$174,279	$(425,834)	$132,613
15.    Related Party Transactions
The Company leases, at market rates, certain facilities from an entity owned by Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer. Under these leases, the Company paid $3.2 million in 2020, $3.1 million in 2019 and $3.0 million in 2018, and recognized expense of $3.2 million in each of the three years.
Raymond R. Oneglia, Vice Chairman of O&G, is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. During the three years ended December 31, 2020, the Company had active joint ventures with O&G including two infrastructure projects in the northeastern United States that were completed in 2017 and two mass-transit projects in Los Angeles, California to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations), in which the Company’s and O&G’s joint venture interests are 75% and 25%, respectively. O&G may provide equipment and services to these joint ventures on customary trade terms; there were no material payments made by these joint ventures to O&G for services and equipment during the years ended December 31, 2020, 2019 and 2018.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Peter Arkley, Senior Managing Director, Construction Services Group, of Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance-related services. The associated expenses for services provided for the years ended December 31, 2020, 2019 and 2018 were $16.0 million, $18.4 million and $14.7 million, respectively. The Company owed Alliant $2.7 million as of both December 31, 2020 and 2019 for services rendered.
16.    Unaudited Quarterly Financial Data
The following table presents selected unaudited quarterly financial data for each full quarterly period of 2020 and 2019:

(in thousands, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020
Revenue	$1,250,729	$1,276,427	$1,442,091	$1,349,516
Gross profit	111,080	117,754	124,915	132,404
Income from construction operations	47,227	57,696	83,021	74,400
Income before income taxes	31,272	40,435	49,360	53,212
Net income	26,138	30,859	49,323	46,017
Net income attributable to Tutor Perini Corporation	17,371	18,709	36,819	35,495
Earnings per common share:
Basic	$0.35	$0.37	$0.72	$0.70
Diluted	$0.34	$0.37	$0.72	$0.69

(in thousands, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Revenue	$958,487	$1,125,275	$1,189,345	$1,177,725
Gross profit (loss)	88,470	100,943	115,063	(62,704)
Income (loss) from construction operations	22,913	(341,717)	47,943	(94,146)
Income (loss) before income taxes	6,910	(358,339)	32,312	(106,717)
Net income (loss)	4,722	(315,439)	26,721	(76,229)
Net income (loss) attributable to Tutor Perini Corporation	(356)	(320,530)	19,313	(86,117)
Earnings (loss) per common share:
Basic	$(0.01)	$(6.38)	$0.38	$(1.71)
Diluted	$(0.01)	$(6.38)	$0.38	$(1.71)