Form 10-Q
period 2021-03-31
TUTOR PERINI CORP
filed 2021-05-05
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at April 29, 2021 was 50,937,607.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per common share amounts)	2021	2020
REVENUE	$1,207,595	$1,250,729
COST OF OPERATIONS	(1,097,140)	(1,139,649)
GROSS PROFIT	110,455	111,080
General and administrative expenses	(60,751)	(63,853)
INCOME FROM CONSTRUCTION OPERATIONS	49,704	47,227
Other income, net	175	481
Interest expense	(17,810)	(16,436)
INCOME BEFORE INCOME TAXES	32,069	31,272
Income tax expense	(6,964)	(5,134)
NET INCOME	25,105	26,138
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	9,071	8,767
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$16,034	$17,371
BASIC EARNINGS PER COMMON SHARE	$0.31	$0.35
DILUTED EARNINGS PER COMMON SHARE	$0.31	$0.34
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,913	50,338
DILUTED	51,348	50,836
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2021	2020
NET INCOME	$25,105	$26,138

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Defined benefit pension plan adjustments	492	423
Foreign currency translation adjustments	372	(4,013)
Unrealized (loss) gain in fair value of investments	(1,183)	542
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(319)	(3,048)

COMPREHENSIVE INCOME	24,786	23,090
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	9,367	6,747
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$15,419	$16,343
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of March 31, 2021	As of December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($91,768 and $105,735 related to variable interest entities (“VIEs”))	$318,720	$374,289
Restricted cash	82,086	77,563
Restricted investments	74,062	78,912
Accounts receivable ($78,924 and $86,012 related to VIEs)	1,368,892	1,415,063
Retainage receivable ($129,050 and $122,335 related to VIEs)	661,382	648,441
Costs and estimated earnings in excess of billings ($55,315 and $39,846 related to VIEs)	1,255,992	1,236,734
Other current assets ($49,182 and $51,746 related to VIEs)	236,943	249,455
Total current assets	3,998,077	4,080,457
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $452,904 and $434,294 (net P&E of $8,526 and $12,840 related to VIEs)	478,338	489,217
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	116,472	123,115
OTHER ASSETS	147,977	147,685
TOTAL ASSETS	$4,946,007	$5,045,617

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, net of unamortized discount and debt issuance costs totaling $941 and $2,040	$101,020	$100,188
Accounts payable ($81,694 and $116,461 related to VIEs)	716,326	794,611
Retainage payable ($28,027 and $26,439 related to VIEs)	318,692	315,135
Billings in excess of costs and estimated earnings ($332,704 and $362,427 related to VIEs)	818,757	839,222
Accrued expenses and other current liabilities ($6,838 and $9,595 related to VIEs)	176,264	215,207
Total current liabilities	2,131,059	2,264,363
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $19,478 and $20,209	924,651	925,277
DEFERRED INCOME TAXES	82,950	82,966
OTHER LONG-TERM LIABILITIES	235,266	230,066
TOTAL LIABILITIES	3,373,926	3,502,672
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 50,937,607 and 50,827,205 shares	50,938	50,827
Additional paid-in capital	1,127,624	1,127,385
Retained earnings	438,419	422,385
Accumulated other comprehensive loss	(47,356)	(46,741)
Total stockholders' equity	1,569,625	1,553,856
Noncontrolling interests	2,456	(10,911)
TOTAL EQUITY	1,572,081	1,542,945
TOTAL LIABILITIES AND EQUITY	$4,946,007	$5,045,617
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$25,105	$26,138
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	20,231	16,999
Amortization of intangible assets	6,643	5,812
Share-based compensation expense	2,448	4,244
Change in debt discounts and deferred debt issuance costs	2,017	3,486
Deferred income taxes	95	2,474
(Gain) loss on sale of property and equipment	20	(461)
Changes in other components of working capital	(108,385)	(90,884)
Other long-term liabilities	5,027	1,061
Other, net	95	(2,876)
NET CASH USED IN OPERATING ACTIVITIES	(46,704)	(34,007)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(9,835)	(11,693)
Proceeds from sale of property and equipment	457	583
Investments in securities	(2,910)	(9,696)
Proceeds from maturities and sales of investments in securities	6,870	6,211
NET CASH USED IN INVESTING ACTIVITIES	(5,418)	(14,595)

Cash Flows from Financing Activities:
Proceeds from debt	74,251	348,688
Repayment of debt	(75,939)	(283,915)
Cash payments related to share-based compensation	(1,236)	(694)
Distributions paid to noncontrolling interests	—	(13,500)
Contributions from noncontrolling interests	4,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,076	50,579

Net increase (decrease) in cash, cash equivalents and restricted cash	(51,046)	1,977
Cash, cash equivalents and restricted cash at beginning of period	451,852	202,101
Cash, cash equivalents and restricted cash at end of period	$400,806	$204,078
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 may not be indicative of the results that will be achieved for the full year ending December 31, 2021.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 31, 2021 and its consolidated statements of income and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
(2)Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), modifying Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). The amendments in ASU 2019-12, among other things, remove certain exceptions to the general principles in ASC 740 and seek more consistent application by clarifying and amending the existing guidance. The Company adopted this ASU effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$308,875	$297,143
Military defense facilities	49,536	23,610
Bridges	46,167	52,184
Water	26,810	23,744
Highways	11,326	32,582
Other	32,861	57,366
Total Civil segment revenue	$475,575	$486,629

	Three Months Ended March 31,
(in thousands)	2021	2020
Building segment revenue by end market:
Commercial and industrial facilities	$130,052	$133,049
Hospitality and gaming	100,567	118,987
Municipal and government	71,909	69,502
Education facilities	38,317	31,622
Mass transit (includes transportation projects)	26,535	57,847
Mixed Use	19,549	9,972
Health care facilities	10,409	35,889
Other	9,895	24,896
Total Building segment revenue	$407,233	$481,764

	Three Months Ended March 31,
(in thousands)	2021	2020
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$181,163	$148,671
Multi-unit residential	42,795	26,493
Commercial and industrial facilities	38,749	53,505
Water	21,154	9,838
Education facilities	13,356	16,557
Mixed use	9,539	13,802
Other	18,031	13,470
Total Specialty Contractors segment revenue	$324,787	$282,336

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$390,502	$76,581	$142,924	$610,007	$396,045	$146,016	$132,873	$674,934
Federal agencies	51,633	50,361	21,237	123,231	36,661	31,973	9,756	78,390
Private owners	33,440	280,291	160,626	474,357	53,923	303,775	139,707	497,405
Total revenue	$475,575	$407,233	$324,787	$1,207,595	$486,629	$481,764	$282,336	$1,250,729

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$419,156	$84,449	$293,468	$797,073	$408,971	$105,598	$248,516	$763,085
Guaranteed maximum price	1,270	270,454	1,130	272,854	308	237,773	2,549	240,630
Unit price	52,733	111	28,297	81,141	71,358	534	21,151	93,043
Cost plus fee and other	2,416	52,219	1,892	56,527	5,992	137,859	10,120	153,971
Total revenue	$475,575	$407,233	$324,787	$1,207,595	$486,629	$481,764	$282,336	$1,250,729

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three months ended March 31, 2021 related to performance obligations satisfied (or partially satisfied) in prior periods by $19.3 million. Revenue recognized during the three months ended March 31, 2020 related to performance obligations satisfied (or partially satisfied) in prior periods was immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2021, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.8 billion, $1.5 billion and $1.7 billion for the Civil, Building and Specialty Contractors segments, respectively. As of March 31, 2020, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.2 billion, $1.9 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Retainage receivable	$661,382	$648,441
Costs and estimated earnings in excess of billings:
Claims	806,534	752,783
Unapproved change orders	369,411	415,489
Other unbilled costs and profits	80,047	68,462
Total costs and estimated earnings in excess of billings	1,255,992	1,236,734
Capitalized contract costs	73,898	74,452
Total contract assets	$1,991,272	$1,959,627
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
Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three months ended March 31, 2021 and 2020, $11.8 million and $10.3 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Retainage payable	$318,692	$315,135
Billings in excess of costs and estimated earnings	818,757	839,222
Total contract liabilities	$1,137,449	$1,154,357

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
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three months ended March 31, 2021 and 2020 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $306.9 million and $429.5 million, respectively.
(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents available for general corporate purposes	$176,763	$210,841
Joint venture cash and cash equivalents	141,957	163,448
Cash and cash equivalents	318,720	374,289
Restricted cash	82,086	77,563
Total cash, cash equivalents and restricted cash	$400,806	$451,852
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
As of March 31, 2021, restricted cash consists primarily of $69.9 million held to repay the outstanding principal balance of Convertible Notes described in more detail in Note 9. Restricted cash also includes amounts held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.
(6)Earnings Per Common Share
Basic earnings per common share (“EPS”) and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 9. In accordance with ASC 260, Earnings Per Share, the settlement of the principal amount of the Convertible Notes has no impact on diluted EPS because the Company has the intent and ability to settle the principal amount in cash. See Note 9 for further discussion of the Convertible Notes. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per common share data)	2021	2020
Net income attributable to Tutor Perini Corporation	$16,034	$17,371

Weighted-average common shares outstanding, basic	50,913	50,338
Effect of dilutive restricted stock units and stock options	435	498
Weighted-average common shares outstanding, diluted	51,348	50,836

Net income attributable to Tutor Perini Corporation per common share:
Basic	$0.31	$0.35
Diluted	$0.31	$0.34

Anti-dilutive securities not included above	1,640	2,209
(7)Income Taxes
The Company’s effective income tax rate was 21.7% for the three months ended March 31, 2021 and 16.4% for the three months ended March 31, 2020. The effective income tax rate for the 2021 period was higher than the 21% federal statutory rate primarily due to state income taxes (net of the federal tax benefit) and nondeductible expenses, partially offset by earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company.
For the three months ended March 31, 2020, the effective income tax rate was lower than the 21% federal statutory rate primarily due to the favorable tax rate differential realized on the 2019 net operating loss (“NOL”) carryback and also to earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company. Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, the NOL generated in 2019 may be carried back up to five years, whereas under previous rules NOLs were only allowed to be carried forward. This allowed the Company to realize the benefit of the tax rate differential by carrying back the NOL to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%, consequently generating a larger tax benefit from the NOL than that recognized prior to the enactment of the CARES Act. The favorable tax rate impact resulting from the CARES Act was partially offset by the unfavorable impact of restricted stock unit vesting, for which a portion of the share-based compensation expense was not deductible for income tax purposes, as well as state income taxes (net of the federal tax benefit).
(8)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through March 31, 2021:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2020	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2020	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2020	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of March 31, 2021	$205,143	$—	$—	$205,143
The Company tests the goodwill allocated to its Civil reporting unit for impairment annually on October 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performed its annual impairment test in the fourth quarter of 2020 using a weighted-average of an income and a market approach. These approaches utilize various valuation assumptions, and small changes to the assumptions could have a significant impact on the concluded fair value. Based on this assessment, the Company concluded goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its carrying value. In addition, the Company

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
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
Intangible Assets
Intangible assets consist of the following:

	As of March 31, 2021				Weighted Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(24,377)	(23,232)	26,741	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(22,366)	(16,645)	789	12 years
Construction contract backlog	149,290	(110,758)	—	38,532	3 years
Total	$387,040	$(157,501)	$(113,067)	$116,472

	As of December 31, 2020				Weighted Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(23,754)	(23,232)	27,364	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(22,103)	(16,645)	1,052	12 years
Construction contract backlog	149,290	(105,001)	—	44,289	3 years
Total	$387,040	$(150,858)	$(113,067)	$123,115
Amortization expense for the quarters ended March 31, 2021 and 2020 was $6.6 million and $5.8 million, respectively. As of March 31, 2021, amortization expense is estimated to be $25.7 million for the remainder of 2021, $18.0 million in 2022, $2.5 million per year for the years 2023 through 2026 and $12.4 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2020. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would indicate impairment of its non-amortizable trade names.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(9)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020
2017 Senior Notes	$495,508	$495,271
Term Loan B	407,889	408,458
2020 Revolver	—	—
Convertible Notes(a)	68,977	67,878
Equipment financing and mortgages	49,783	47,594
Other indebtedness	3,514	6,264
Total debt	1,025,671	1,025,465
Less: Current maturities	101,020	100,188
Long-term debt, net	$924,651	$925,277
____________________________________________________________________________________________________
(a)The Company will repurchase or retire the remaining Convertible Notes at or before their June 15, 2021 maturity date using proceeds from the Term Loan B, $69.9 million of which is currently held in a restricted cash account for this purpose.
The following table reconciles the outstanding debt balances to the reported debt balances as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021			As of December 31, 2020
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(4,492)	$495,508	$500,000	$(4,729)	$495,271
Term Loan B	422,875	(14,986)	407,889	423,938	(15,480)	408,458
Convertible Notes	69,918	(941)	68,977	69,918	(2,040)	67,878

The unamortized issuance costs related to the 2020 Revolver were $2.5 million and $2.6 million as of March 31, 2021 and December 31, 2020, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.

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

Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (a) LIBOR or (b) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate for a one-month interest period plus 100 basis points) plus, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for LIBOR and between 3.50% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the 2020 Revolver is between 4.25% and 4.75% for LIBOR and 3.25% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the First Lien Net Leverage Ratio. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2020 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The agreement includes provisions for the replacement of LIBOR with an alternative benchmark rate in the event LIBOR is discontinued. The weighted-average annual interest rate on borrowings under the 2020 Revolver was 6.50% during the three months ended March 31, 2021.

The 2020 Credit Agreement requires, with respect to the 2020 Revolver only, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 2.75:1:00, stepping down to 2.25:1.00 beginning the quarter ending March 31, 2022. The 2020 Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default. Subject to certain exceptions, substantially all of the Company’s existing and future material wholly-owned subsidiaries unconditionally guarantee the obligations of the Company under the 2020 Credit Agreement; additionally, subject to certain exceptions, the obligations are secured by a lien on substantially all of the assets of the Company and its subsidiaries guaranteeing these obligations.

As of March 31, 2021, the entire $175 million was available under the 2020 Revolver and the Company had not utilized the 2020 Revolver for letters of credit. The Company was in compliance with the financial covenants under the 2020 Credit Agreement for the period ended March 31, 2021.

Termination of 2017 Credit Facility

On August 18, 2020, the Company used proceeds from the Term Loan B to repay outstanding amounts under its credit agreement (the “2017 Credit Facility”) with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders, at which time the 2017 Credit Facility was terminated.

Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of the Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). At March 31, 2021, $69.9 million ($69.0 million net of unamortized discount and debt issuance costs) of the Convertible Notes remain outstanding and are included in “Current maturities of long-term debt” on the Condensed Consolidated Balance Sheet. The Company will repurchase or retire at or before maturity the remaining Convertible Notes and repay the principal balance using proceeds from the Term Loan B, which are currently held in a restricted cash account for this purpose.

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

The Convertible Notes are convertible at an initial conversion rate of 33.0579 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $30.25. The conversion rate will be subject to adjustment for some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” described in the indenture. Upon conversion, and at the Company’s election, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof. As of March 31, 2021, none of the notes have been converted.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Income consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,594
Interest on Term Loan B	6,094	N/A
Interest on 2020 Revolver	121	N/A
Interest on 2017 Credit Facility	N/A	2,415
Interest on Convertible Notes	503	1,437
Other interest	481	504
Total cash interest expense	15,793	12,950

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	1,099	2,864
Amortization of discount and debt issuance costs on Term Loan B	539	N/A
Amortization of debt issuance costs on 2020 Revolver	142	N/A
Amortization of debt issuance costs on 2017 Credit Facility	N/A	402
Amortization of debt issuance costs on 2017 Senior Notes	237	220
Total non-cash interest expense	2,017	3,486

Total interest expense	$17,810	$16,436
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes, Term Loan B and the Convertible Notes were 7.13%, 6.49% and 9.39%, respectively, for the three months ended March 31, 2021.
(10)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2021, the Company’s operating leases have remaining lease terms ranging from less than one year to 17 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents components of lease expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease expense	$3,718	$3,767
Short-term lease expense(a)	21,125	17,265
	24,843	21,032
Less: Sublease income	170	329
Total lease expense	$24,673	$20,703
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of March 31, 2021	As of December 31, 2020
Assets
Right-of-use assets	Other assets	$56,043	$55,897
Total lease assets		$56,043	$55,897
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$7,827	$7,661
Long-term lease liabilities	Other long-term liabilities	51,751	51,336
Total lease liabilities		$59,578	$58,997
Weighted-average remaining lease term		12.3 years	12.5 years
Weighted-average discount rate		9.28%	9.22%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(3,345)	$(3,770)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$2,338	$132
The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2021:

Year (in thousands)	Operating Leases
2021 (excluding the three months ended March 31, 2021)	$9,720
2022	11,215
2023	8,424
2024	6,641
2025	5,862
Thereafter	66,047
Total lease payments	107,909
Less: Imputed interest	48,331
Total	$59,578

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
As of March 31, 2021, the Company has concluded that the potential for a material adverse financial impact on Five Star or the Company as a result of the investigation is remote.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

In September 2018, rulings received on pre-trial motions effectively limited potential recovery under the Policy for STP, WSDOT and Hitachi. However, on December 19, 2018, the Court of Appeal granted the Company’s request for a discretionary appeal of those rulings. The discretionary appeal was heard on February 23, 2021 and a decision remains pending with the Court of Appeal. STP submitted damages to the Insurers in the King County lawsuit in the amount of $532 million. STP also sought these damages from WSDOT related to the pipe-strike by the TBM in a related lawsuit in Thurston County (see following paragraph).
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
On June 5, 2020, the Developer, secured lenders and the Port Authority announced that they had reached a settlement of their disputes. As part of the settlement, the Port Authority waived the enforcement of its right to seek a “cure” pursuant to its lease agreement with the Developer which requires construction costs be paid prior to any sale of the leasehold, the sole asset in the Developer’s bankruptcy estate to be distributed in this bankruptcy. On July 14, 2020, the bankruptcy court conducted a hearing to determine (1) whether to approve the settlement agreement between the Developer, secured lenders and the Port Authority; and (2) whether TPBC can assert third-party beneficiary rights to the lease agreement and require that prior to the sale of the leasehold, any outstanding costs owed to contractors for the cost of building the project must be paid pursuant to the lease agreement’s “cure” provisions. On August 12, 2020, the bankruptcy court approved the settlement and denied TPBC’s third-party beneficiary rights under the lease agreement. On August 20, 2020, TPBC filed an appeal with the U.S. District Court for

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

the Southern District of New York seeking to challenge the denial of its third-party beneficiary rights under the lease agreement’s “cure” provisions to avoid being subordinate to the claims of the secured lenders in the bankruptcy proceedings. The appeal was heard on March 12, 2021, and a decision remains pending with the District Court.
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
On January 27, 2020, TPBC filed separate litigation in the U.S. District Court for the Southern District of New York in which TPBC asserted related claims against individual owners of the Developer for their wrongful conversion of project funds and against lenders that received interest payments from project funds and other amounts earmarked to pay the contractors. On June 1, 2020, the defendants filed motions to dismiss, which were granted in part and denied in part, resulting in the lender defendants being dismissed from the lawsuit and the lawsuit against the individual owners of the Developer continuing.
As of March 31, 2021, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners, certain lenders and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.
(12)Share-Based Compensation
As of March 31, 2021, there were 1,405,020 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the first three months of 2021 and 2020, the Company granted the following share-based instruments: (1) restricted stock units totaling 180,000 and 75,000 with weighted-average fair values per share of $19.30 and $13.93, respectively; and (2) stock options totaling 100,000 and 75,000 with weighted-average fair values per share of $13.67 and $3.94, respectively, and weighted-average per share exercise prices of $19.24 and $25.70, respectively.
The fair value of restricted stock units and unrestricted stock is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of stock options granted during the first three months of 2021 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 6.5 years, (ii) expected volatility of 73.74%, (iii) risk-free rate of 1.44%, and (iv) no quarterly dividends. Certain performance-based awards contain market condition components and are valued on the date of grant using a Monte Carlo simulation model. Certain restricted stock unit grants are classified as liabilities because they contain a guaranteed minimum payout. The Company recognized liabilities for these awards totaling approximately $2.5 million and $2.4 million as of March 31, 2021 and December 31, 2020, respectively. The Company paid approximately $0.3 million to settle liability classified awards during each of the three month periods ended March 31, 2021 and 2020.
For the three months ended March 31, 2021 and 2020, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $2.4 million and $4.5 million, respectively. As of March 31, 2021, the balance of unamortized share-based compensation expense was $14.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table sets forth a summary of the net periodic benefit cost for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Interest cost	$582	$758
Service cost	236	231
Expected return on plan assets	(1,015)	(1,006)
Recognized net actuarial losses	683	592
Net periodic benefit cost	$486	$575
The Company contributed $1.0 million and $1.3 million to its defined benefit pension plan during the three-month periods ended March 31, 2021 and 2020, respectively. Due to the election of certain options provided under the American Rescue Plan Act of 2021, enacted on March 11, 2021, the Company is not required to contribute additional amounts to the defined benefit pension plan for the remainder of 2021.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021				As of December 31, 2020
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$318,720	$—	$—	$318,720	$374,289	$—	$—	$374,289
Restricted cash(a)	82,086	—	—	82,086	77,563	—	—	77,563
Restricted investments(b)	—	74,062	—	74,062	—	78,912	—	78,912
Investments in lieu of retainage(c)	45,284	51,397	—	96,681	92,609	1,300	—	93,909
Total	$446,090	$125,459	$—	$571,549	$544,461	$80,212	$—	$624,673
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of March 31, 2021, consist of investments in U.S. government agency securities of $40.5 million, corporate debt securities of $32.7 million and corporate certificates of deposits of $0.8 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2020, restricted investments consisted of investments in U.S. government agency securities of $40.5 million, corporate debt securities of $37.5 million, and corporate certificates of deposits of $0.9 million with maturities of up to five years. The amortized cost of these available-for-sale securities at March 31, 2021 and December 31, 2020 was not materially different from the fair value.
(c)Investments in lieu of retainage are included in retainage receivable and as of March 31, 2021 are comprised of money market funds of $45.3 million, corporate debt securities of $50.1 million and municipal bonds of $1.3 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of corporate and municipal bonds have maturity periods up to five years, and are determined from a compilation of primarily observable market information, third-party quoted market prices, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets. As of December 31, 2020, investments in lieu of retainage consisted of money market funds of $92.6 million and municipal bonds of $1.3 million. The amortized cost of

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

these available-for-sale securities at March 31, 2021 and December 31, 2020 was not materially different from the fair value.
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $518.3 million and $495.0 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the Convertible Notes was $69.2 million and $69.1 million as of March 31, 2021 and December 31, 2020, respectively. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $427.1 million and $425.0 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of March 31, 2021 and December 31, 2020.
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
As of March 31, 2021, the Company had unconsolidated VIE-related current assets and liabilities of $0.9 million and $0.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2020, the Company had unconsolidated VIE-related current assets and liabilities of $0.6 million and $0.5 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of March 31, 2021.
As of March 31, 2021, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $404.2 million and $9.7 million, respectively, as well as current liabilities of $449.3 million related to the operations of its consolidated VIEs. As of December 31, 2020, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $405.7 million and $14.2 million, respectively, as well as current liabilities of $514.9 million related to the operations of its consolidated VIEs.
Below is a discussion of some of the Company’s more significant or unique VIEs.
The Company established a joint venture to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations) mass-transit projects in Los Angeles, California with an original combined value of approximately $2.8 billion. The Company has a 75% interest in the joint venture with the remaining 25% held by O&G Industries, Inc. The joint venture was initially financed with contributions from the partners and, per the terms of the joint venture agreement, the partners may be required to provide additional capital contributions in the future. The Company has determined that this joint venture is a VIE for which the Company is the primary beneficiary.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The Company also established a joint venture with Parsons Corporation (“Parsons”) to construct the Newark Liberty International Airport Terminal One project, a transportation infrastructure project in Newark, New Jersey with an original value of approximately $1.4 billion. The Company has an 80% interest in the joint venture with the remaining 20% held by Parsons. The joint venture was initially financed with contributions from the partners and, per the terms of the joint venture agreement, the partners may be required to provide additional capital contributions in the future. The Company has determined that this joint venture is a VIE for which the Company is the primary beneficiary.
(16)Changes in Equity
A reconciliation of the changes in equity for the three months ended March 31, 2021 and 2020 is provided below:

	Three Months Ended March 31, 2021
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2020	$50,827	$1,127,385	$422,385	$(46,741)	$(10,911)	$1,542,945
Net income	—	—	16,034	—	9,071	25,105
Other comprehensive income (loss)	—	—	—	(615)	296	(319)
Share-based compensation	—	1,586	—	—	—	1,586
Issuance of common stock, net	111	(1,347)	—	—	—	(1,236)
Contributions from noncontrolling interests	—	—	—	—	4,000	4,000
Balance - March 31, 2021	$50,938	$1,127,624	$438,419	$(47,356)	$2,456	$1,572,081

	Three Months Ended March 31, 2020
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2019	$50,279	$1,117,972	$313,991	$(42,100)	$(9,617)	$1,430,525
Net income	—	—	17,371	—	8,767	26,138
Other comprehensive loss	—	—	—	(1,028)	(2,020)	(3,048)
Share-based compensation	—	3,507	—	—	—	3,507
Issuance of common stock, net	298	(992)	—	—	—	(694)
Distributions to noncontrolling interests	—	—	—	—	(13,500)	(13,500)
Balance - March 31, 2020	$50,577	$1,120,487	$331,362	$(43,128)	$(16,370)	$1,442,928
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The components of other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$683	$(191)	$492	$591	$(168)	$423
Foreign currency translation adjustments	402	(30)	372	(4,927)	914	(4,013)
Unrealized (loss) gain in fair value of investments	(1,550)	367	(1,183)	757	(215)	542
Total other comprehensive income (loss)	(465)	146	(319)	(3,579)	531	(3,048)
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	296	—	296	(2,020)	—	(2,020)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(761)	$146	$(615)	$(1,559)	$531	$(1,028)
____________________________________________________________________________________________________
(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2021
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2020	$(44,087)	$(5,322)	$2,668	$(46,741)
Other comprehensive income (loss) before reclassifications	—	76	(1,060)	(984)
Amounts reclassified from AOCI	492	—	(123)	369
Total other comprehensive income (loss)	492	76	(1,183)	(615)
Balance as of March 31, 2021	$(43,595)	$(5,246)	$1,485	$(47,356)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 30, 2019	$(37,826)	$(5,371)	$1,097	$(42,100)
Other comprehensive income (loss) before reclassifications	—	(1,993)	546	(1,447)
Amounts reclassified from AOCI	423	—	(4)	419
Total other comprehensive income (loss)	423	(1,993)	542	(1,028)
Balance as of March 31, 2020	$(37,403)	$(7,364)	$1,639	$(43,128)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statements of Income during the three months ended March 31, 2021 and 2020 were as follows:

	Location in Consolidated	Three Months Ended March 31,
(in thousands)	Statements of Income	2021	2020
Component of AOCI:
Defined benefit pension plan adjustments	Other income, net	$683	$591
Income tax benefit	Income tax expense	(191)	(168)
Net of tax		$492	$423

Unrealized gain in fair value of investment adjustments	Other income, net	$(156)	$(5)
Income tax expense	Income tax expense	33	1
Net of tax		$(123)	$(4)
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
The Building segment has significant experience providing services for private and public works customers in a number of specialized building markets, including: hospitality and gaming, transportation, health care, commercial offices, government facilities, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and technology.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2021 and 2020:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total	Corporate		Consolidated Total
Three Months Ended March 31, 2021
Total revenue	$583,144	$457,170	$324,948	$1,365,262	$—		$1,365,262
Elimination of intersegment revenue	(107,569)	(49,937)	(161)	(157,667)	—		(157,667)
Revenue from external customers	$475,575	$407,233	$324,787	$1,207,595	$—		$1,207,595
Income (loss) from construction operations	$50,105	$11,216	$1,324	$62,645	$(12,941)	(a)	$49,704
Capital expenditures	$9,564	$73	$145	$9,782	$53		$9,835
Depreciation and amortization(b)	$22,713	$432	$959	$24,104	$2,770		$26,874

Three Months Ended March 31, 2020
Total revenue	$580,087	$505,082	$282,452	$1,367,621	$—		$1,367,621
Elimination of intersegment revenue	(93,458)	(23,318)	(116)	(116,892)	—		(116,892)
Revenue from external customers	$486,629	$481,764	$282,336	$1,250,729	$—		$1,250,729
Income (loss) from construction operations	$46,121	$3,516	$8,279	$57,916	$(10,689)	(a)	$47,227
Capital expenditures	$11,192	$12	$473	$11,677	$16		$11,693
Depreciation and amortization(b)	$18,616	$427	$993	$20,036	$2,775		$22,811
____________________________________________________________________________________________________
(a)Consists primarily of corporate general and administrative expenses.
(b)Depreciation and amortization is included in income (loss) from construction operations.
A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Income from construction operations	$49,704	$47,227
Other income, net	175	481
Interest expense	(17,810)	(16,436)
Income before income taxes	$32,069	$31,272
Total assets by segment were as follows:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Civil	$3,225,802	$3,141,991
Building	1,032,928	1,147,649
Specialty Contractors	658,982	673,891
Corporate and other(a)	28,295	82,086
Total assets	$4,946,007	$5,045,617
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discusses our financial position as of March 31, 2021 and the results of our operations for the three months ended March 31, 2021 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the year ended December 31, 2020, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A below.
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
•Increased competition and failure to secure new contracts;
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
•Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses and/or reputational harm;
•Economic, political, regulatory and other risks, including civil unrest, security issues, labor conditions, corruption and other unforeseeable events in countries where we do business, resulting in unanticipated losses;
•The impact of inclement weather conditions on projects;
•Risks related to government contracts and related procurement regulations;
•Violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws;
•Adverse health events, such as an epidemic or a pandemic;
•Failure to meet our obligations under our debt agreements;
•Downgrades in our credit ratings;
•Impairment of our goodwill or other indefinite-lived intangible assets; and
•Uncertainty from the expected discontinuance of the London Interbank Offered Rate (“LIBOR”) and transition to any other interest rate benchmark.

Executive Overview
COVID-19 Update
The COVID-19 pandemic has caused a lack of available manpower, a reduction in field labor productivity, other inefficiencies, delays to project schedules and a deferral of project execution. As a result, we continue to incur incremental costs, much of which we are seeking to recover from our customers as allowed by contractual terms. The relief sought from customers, some of which has already been received, helped reduce the pandemic's negative impact on our financial results for the current period. In addition, we continue to experience delays in legal proceedings, as well as delays in settlement discussions where we have claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Delays in resolving and recovering on these claims continue to adversely affect our liquidity and financial results.
The vast majority of our projects, especially in the Civil segment, have been and continue to be considered essential business activities, which has allowed projects to continue while implementing new health and safety requirements. However, the COVID-19 pandemic has had an adverse effect on the volume of our new awards and, correspondingly, our backlog. Many of our state and local government customers’ revenue sources have been and continue to be negatively impacted by the pandemic due to severely curtailed ridership on mass-transit systems (buses, subways, trains, etc.), travel on commercial airlines, and driving by the general public, which resulted in reduced fare and toll collections, lower fuel tax receipts and reduced airport and other facility usage fees. Sales and other tax revenues have also been negatively affected by reduced spending, as the retail, travel, hospitality and entertainment industries, among others, have suffered through periodic government-imposed shut-downs or occupancy restrictions that now appear to be easing. These tax revenue shortfalls led to, and could continue to result in, funding uncertainties that have caused customers to delay bid solicitations and contract awards for many of their planned infrastructure projects. Our reduced backlog combined with the possibility of continued pandemic-related delays in project bids and awards could result in lower-than-expected revenue and earnings until such time as the federal government provides supplemental funding support (should that occur) to our customers or when customers’ funding uncertainties are otherwise resolved.
The pace of COVID-19 vaccinations has accelerated in the U.S. since the vaccines were first approved and became available in late 2020. The vaccines have been reported to be highly effective against the original COVID-19 virus strain, but may not be as effective against certain newer variants nor against other future variants. While the vaccination programs offer hope that society and business environments may return to a greater sense of normalcy by the second half of 2021, the timing and pace of such a return to normalcy continue to be difficult to predict. As such, due to the fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals react and respond to the pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, results of operations, financial condition or liquidity.
Operating Results
Consolidated revenue for the three months ended March 31, 2021 was $1.21 billion compared to $1.25 billion for the same period in 2020, primarily due to reduced project execution activities in the Building segment, mostly offset by increased volume in the Specialty Contractors segment.
Despite the slight revenue decline, income from construction operations for the first quarter of 2021 was $49.7 million compared to $47.2 million for the same period in 2020, with the increase primarily driven by a shift toward higher-margin projects within the Civil segment, including favorable contributions from projects in California and Guam. Improved performance in the Building segment was largely offset by underperformance in the Specialty Contractors segment.
The effective tax rate was 21.7% for the three months ended March 31, 2021, compared to 16.4% for the comparable period in 2020. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Net income attributable to the Company for the first quarter of 2021 was $16.0 million compared to $17.4 million for the same period in 2020. Diluted earnings per common share for the three months ended March 31, 2021 was $0.31 compared to diluted earnings per common share of $0.34 for the same period in 2020. The decrease in net income attributable to the Company, and correspondingly EPS, was primarily due to an increase in the effective tax rate and higher interest expense, partially offset by improved income from construction operations.
Consolidated new awards for the three months ended March 31, 2021 totaled $1.0 billion compared to $0.6 billion for the same period in 2020. The Civil and Building segments were the primary contributors to the new award activity in the first quarter of 2021. The most significant new awards included a $269 million government building facility in California, more than

$220 million for various projects in the Midwest and $120 million of additional funding for a mass-transit project in California. The Company now anticipates booking the previously announced $478 million LAX Airport Metro Connector project into backlog in the second quarter of 2021.
Consolidated backlog as of March 31, 2021 was $8.1 billion, down modestly compared to $8.3 billion at December 31, 2020. As of March 31, 2021, the mix of backlog by segment was approximately 59% for Civil, 20% for Building and 21% for Specialty Contractors.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2020 to March 31, 2021:

(in millions)	Backlog at December 31, 2020	New Awards(a)	Revenue Recognized	Backlog at March 31, 2021(b)
Civil	$4,783.6	$457.0	$(475.6)	$4,765.0
Building	1,702.3	344.2	(407.2)	1,639.3
Specialty Contractors	1,859.8	157.5	(324.8)	1,692.5
Total	$8,345.7	$958.7	$(1,207.6)	$8,096.8
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
Although the COVID-19 pandemic appears to be gradually abating as an increasing proportion of the U.S. population is vaccinated, the pandemic still remains fluid and uncertain. Accordingly, the Company cannot assess the degree to which it might experience future adverse impacts. The outlook for the Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, but the impact of the COVID-19 pandemic could still continue to adversely affect future performance and operations, and the amount and timing of new work awarded. In addition, the Company’s growth could continue to be impacted by future project delays or the timing of project commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities. In elections over the past several years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. In Seattle, Washington, Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. As state and local governments continue responding to the economic burdens attributable to the COVID-19 pandemic, they may delay or even cancel planned infrastructure investments due to reduced revenues from income and sales taxes, fuel taxes and tolls. The extent and duration of such effects, and how state and local governments will respond remains uncertain, just as the scope and duration of the COVID-19 pandemic remain highly uncertain. However, the COVID-19 pandemic’s impact on the U.S. economy has caused interest rates to remain at historically low levels, which may be conducive to continued, and potentially increased, spending on infrastructure projects.
There has long been strong, bipartisan support for infrastructure investments in the United States. Given the lack of substantial federal infrastructure spending over the past few decades and the negative economic impacts of the COVID-19 pandemic, there is currently a strong focus by the Biden Administration on the near-term passage of a significant infrastructure bill, initially proposed at approximately $2.3 trillion of spending mostly over eight years. A substantial amount of incremental federal funding, such as what is included in the initially proposed bill or what may be included in a compromise bill, could directly and favorably impact the Company’s current work and prospective opportunities, although the timing and ultimate magnitude of such funding remains uncertain. The timing of adoption of any such legislation, the content of such legislation and amount of spending funded by it, and whether any legislative infrastructure package will be adopted also remains uncertain.
While we anticipate continued revenue growth from our existing backlog of large civil projects on the West Coast and in Guam, certain large civil projects in the Northeast are completing or will be nearing completion in 2021. The Company is pursuing several large prospective projects on the West Coast, in the Northeast and in Guam that are expected to be bid and awarded in 2021 and 2022. However, revenue could decline in 2021 because the timing and magnitude of revenue contributions from these prospective projects may not be sufficient to offset revenue reductions associated with the projects that will be completed or progressing toward completion in 2021. In addition, as discussed earlier, the COVID-19 pandemic has resulted in, and could continue to result in, delays in the bidding and awarding of certain projects the Company is pursuing, which could further delay large new revenue streams.
For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenue	$475.6	$486.6
Income from construction operations	50.1	46.1
Revenue for the three months ended March 31, 2021 decreased slightly compared to the same period in 2020. Reduced project execution activities on certain projects in the Northeast were mostly offset by increased activities on various projects in California and Guam.

Despite the slight revenue decline, income from construction operations for the three months ended March 31, 2021 increased 9%, compared to the first quarter of 2020, primarily due to contributions from certain higher-margin projects in California and Guam.
Operating margin was 10.5% for the three months ended March 31, 2021 compared to 9.5% for the same period in 2020. The increase was due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards in the Civil segment totaled $457 million for the three months ended March 31, 2021 compared to $179 million for the same period in 2020. Significant new awards in the first quarter of 2021 included more than $220 million for various projects in the Midwest and $120 million of additional funding for a mass-transit project in California. Several large Civil segment opportunities are expected to bid and/or potentially be awarded to the Company later this year and in 2022. The COVID-19 pandemic has resulted in significant revenue shortfalls for many state and local government agencies since 2020, and may continue to cause the deferrals or cancellations of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of anticipated funding from the federal government.
Backlog for the Civil segment was $4.8 billion as of March 31, 2021 compared to $5.7 billion as of March 31, 2020. The decrease has been the result of relatively fewer and smaller new awards over the past year primarily due to impacts from the COVID-19 pandemic and comparatively higher revenue over the same period. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.
Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenue	$407.2	$481.8
Income from construction operations	11.2	3.5
Revenue for the three months ended March 31, 2021 decreased 15% compared to the same period in 2020, primarily due to reduced project execution activities on a hospitality and gaming project in the Southeast, an airport facility project that was recently completed, also in the Southeast, and a project in the Northeast that is nearing completion.

Despite the revenue decline, income from construction operations for the three months ended March 31, 2021 increased compared to the first quarter of 2020, largely due to the absence of an immaterial unfavorable project close-out adjustment recognized in the same period in 2020, as well as lower operating costs associated with the aforementioned revenue reduction.
Operating margin was 2.8% for the three months ended March 31, 2021 compared to 0.7% for the same period in 2020. The increase was due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards in the Building segment totaled $344 million in 2021 compared to $183 million for the same period in 2020. The most significant new award in the first quarter of 2021 was a $269 million government facility project in California. As mentioned above in Executive Overview, the Company now anticipates booking the previously announced $478 million LAX Airport Metro Connector project into backlog in the second quarter of 2021.
Backlog for the Building segment was $1.6 billion as of March 31, 2021 compared to $2.5 billion as of March 31, 2020. The decrease was driven by revenue that exceeded the volume of new awards over the past year. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. Barring any further adverse impacts from the COVID-19 pandemic, demand for our building construction services is expected to grow as economic conditions improve and as customer spending increases, which continue to be supported by a historically low interest rate environment.
Specialty Contractors Segment
Revenue and income from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenue	$324.8	$282.3
Income from construction operations	1.3	8.3
Revenue for the three months ended March 31, 2021 increased 15% compared to the same period in 2020. The growth was principally driven by increased electrical and mechanical project execution activities on a project in the Northeast.

Despite the revenue increase, income from construction operations for the three months ended March 31, 2021 decreased $7.0 million compared to the same period in 2020, primarily due to unfavorable adjustments on two mechanical projects that were immaterial individually and in the aggregate.
Operating margin was 0.4% for the three months ended March 31, 2021 compared to 2.9% for the same period in 2020. The decrease was principally due to the aforementioned factors that drove the changes in revenue and income from construction operations.
New awards in the Specialty Contractors segment totaled $158 million for the three months ended March 31, 2021 compared to $226 million for the same period in 2020. The COVID-19 pandemic has resulted in, and could continue to result in, reduced demand from certain commercial and government customers that have been experiencing funding constraints.
Backlog for the Specialty Contractors segment was $1.7 billion as of March 31, 2021 compared to $2.3 billion as of March 31, 2020. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s backlog of large Civil and Building segment projects, but also remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $12.9 million and $10.7 million during the three months ended March 31, 2021 and 2020, respectively. The increase in the three months ended March 31, 2021 was primarily due to higher compensation-related expenses.

Other Income, Net, Interest Expense and Income Tax Expense

	Three Months Ended March 31,
(in millions)	2021	2020
Other income, net	$0.2	$0.5
Interest expense	(17.8)	(16.4)
Income tax expense	(7.0)	(5.1)
The effective tax rate was 21.7% and 16.4% for the three months ended March 31, 2021 and 2020, respectively. The higher effective income tax rate for the 2021 period primarily reflects the absence of the favorable impact recognized in the 2020 period associated with the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. Under the CARES Act, the Company’s net operating loss (“NOL”) generated in 2019 was allowed to be carried back to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%, consequently generating a larger tax benefit from the NOL than the benefit recognized prior to the CARES Act. The favorable impact to the tax rate resulting from the CARES Act was partially offset by the unfavorable impact of restricted stock unit vesting, for which a portion of the share-based compensation expense was not deductible for income tax purposes. For a further discussion of income taxes, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175 million and available cash balances as of March 31, 2021, will be sufficient to fund any working capital needs and debt maturities for the next 12 months, provided that we are not adversely impacted by unanticipated future events, including a material increase in the negative impact of the COVID-19 pandemic as discussed above in COVID-19 Update.
Cash and Working Capital
Cash and cash equivalents were $318.7 million as of March 31, 2021 compared to $374.3 million as of December 31, 2020. Cash immediately available for general corporate purposes was $176.8 million and $210.8 million as of March 31, 2021 and December 31, 2020, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $156.1 million as of March 31, 2021 compared to $156.5 million as of December 31, 2020. Restricted cash and restricted investments are primarily held to secure insurance-related contingent obligations and to repay the outstanding principal balance of the Convertible Notes (see Note 9 of the Notes to Condensed Consolidated Financial Statements).
During the three months ended March 31, 2021, net cash used in operating activities was $46.7 million, due primarily to investments in project working capital partially offset by cash generated from earnings sources. The increase in working capital for the first three months of 2021 primarily reflects a decrease in accounts payable due to timing of payments to suppliers and subcontractors and a decrease in accrued expenses and other current liabilities, partially offset by a decrease in accounts receivable due to the timing of collections. During the three months ended March 31, 2020, net cash used in operating activities was $34.0 million due primarily to investments in project working capital partially offset by cash generated from earnings sources. The change in working capital primarily reflected an increase in accounts receivable due to timing of collections, partially offset by an increase in accounts payable due to timing of payments to suppliers and subcontractors.
Cash flow from operating activities decreased $12.7 million when comparing the first three months of 2021 with the same period of 2020. The decrease in cash from operating activities in the first three months of 2021 compared to 2020 substantially reflects an increase in investment in working capital primarily as a result of a current-year decrease in accounts payable compared to an increase in the prior year due to timing of payments to vendors and subcontractors and a current-year decrease in billings in excess of costs and estimated earnings compared to an increase in the prior year, partially offset by a current-year decrease in accounts receivable compared to an increase in the prior year.
Cash used in investing activities during the first three months of 2021 was $5.4 million primarily due to the acquisition of property and equipment for projects totaling $9.8 million, partially offset by net cash provided from investment transactions of $4.0 million. Cash used in investing activities during the first three months of 2020 was $14.6 million, primarily due to the acquisition of property and equipment for projects and investment in securities.

Net cash provided by financing activities was $1.1 million and $50.6 million, for the first three months of 2021 and 2020, respectively. Net cash provided by financing activities for the 2020 period was primarily driven by increased net borrowings of $64.8 million, partially offset by $13.5 million of cash distributions to noncontrolling interests.
At March 31, 2021, we had working capital of $1.9 billion, a ratio of current assets to current liabilities of 1.88 and a ratio of debt to equity of 0.65, compared to working capital of $1.8 billion, a ratio of current assets to current liabilities of 1.80 and a ratio of debt to equity of 0.66 at December 31, 2020.
Debt
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “2020 Revolver”), with sublimits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027 and the 2020 Revolver will mature on August 18, 2025, in each case, unless any of the 2017 Senior Notes are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), in which case, both the Term Loan B and the 2020 Revolver will mature on January 30, 2025 (subject to certain further exceptions). For more information regarding the terms of our 2020 Credit Agreement, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.
The table below presents our actual and required consolidated first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
March 31, 2021
	Actual	Required
First lien net leverage ratio	0.75 to 1.00	≤ 2.75 : 1.00
As of March 31, 2021, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Contractual Obligations
Aside from the Debt discussion above, there have been no material changes in our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Issued Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020, updated by Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 5. Other Information
None.

Item 6. Exhibits

Exhibits	Description
10.1	First Amendment to Tutor Perini Corporation Omnibus Incentive Plan (as amended on March 10, 2021).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: May 5, 2021	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer