Form 10-Q
period 2021-06-30
TUTOR PERINI CORP
filed 2021-08-04
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at July 29, 2021 was 51,072,182.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share amounts)	2021	2020	2021	2020
REVENUE	$1,219,243	$1,276,427	$2,426,838	$2,527,156
COST OF OPERATIONS	(1,091,754)	(1,158,673)	(2,188,894)	(2,298,322)
GROSS PROFIT	127,489	117,754	237,944	228,834
General and administrative expenses	(58,736)	(60,058)	(119,487)	(123,911)
INCOME FROM CONSTRUCTION OPERATIONS	68,753	57,696	118,457	104,923
Other income (expense)	1,431	(797)	1,606	(316)
Interest expense	(17,938)	(16,464)	(35,748)	(32,900)
INCOME BEFORE INCOME TAXES	52,246	40,435	84,315	71,707
Income tax expense	(10,635)	(9,576)	(17,599)	(14,710)
NET INCOME	41,611	30,859	66,716	56,997
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,446	12,150	19,517	20,917
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$31,165	$18,709	$47,199	$36,080
BASIC EARNINGS PER COMMON SHARE	$0.61	$0.37	$0.93	$0.71
DILUTED EARNINGS PER COMMON SHARE	$0.61	$0.37	$0.92	$0.71
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	50,999	50,667	50,956	50,502
DILUTED	51,375	50,935	51,362	50,885
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
NET INCOME	$41,611	$30,859	$66,716	$56,997

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Defined benefit pension plan adjustments	491	424	983	847
Foreign currency translation adjustments	400	1,655	772	(2,358)
Unrealized gain (loss) in fair value of investments	219	1,306	(964)	1,848
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	1,110	3,385	791	337

COMPREHENSIVE INCOME	42,721	34,244	67,507	57,334
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,726	13,004	20,093	19,751
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$31,995	$21,240	$47,414	$37,583
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of June 30, 2021	As of December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($91,700 and $105,735 related to variable interest entities (“VIEs”))	$231,129	$374,289
Restricted cash	2,884	77,563
Restricted investments	85,545	78,912
Accounts receivable ($85,873 and $86,012 related to VIEs)	1,372,054	1,415,063
Retainage receivable ($139,617 and $122,335 related to VIEs)	683,966	648,441
Costs and estimated earnings in excess of billings ($90,294 and $39,846 related to VIEs)	1,346,974	1,236,734
Other current assets ($49,867 and $51,746 related to VIEs)	252,735	249,455
Total current assets	3,975,287	4,080,457
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $475,207 and $434,294 (net P&E of $4,550 and $12,840 related to VIEs)	456,693	489,217
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	105,801	123,115
OTHER ASSETS	149,176	147,685
TOTAL ASSETS	$4,892,100	$5,045,617

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, net of unamortized discount and debt issuance costs totaling $0 and $2,040	$36,941	$100,188
Accounts payable ($86,263 and $116,461 related to VIEs)	692,835	794,611
Retainage payable ($30,681 and $26,439 related to VIEs)	331,341	315,135
Billings in excess of costs and estimated earnings ($344,239 and $362,427 related to VIEs)	764,029	839,222
Accrued expenses and other current liabilities ($7,096 and $9,595 related to VIEs)	200,138	215,207
Total current liabilities	2,025,284	2,264,363
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $18,712 and $20,209	933,303	925,277
DEFERRED INCOME TAXES	85,386	82,966
OTHER LONG-TERM LIABILITIES	237,697	230,066
TOTAL LIABILITIES	3,281,670	3,502,672
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 51,072,182 and 50,827,205 shares	51,072	50,827
Additional paid-in capital	1,130,368	1,127,385
Retained earnings	469,584	422,385
Accumulated other comprehensive loss	(46,526)	(46,741)
Total stockholders' equity	1,604,498	1,553,856
Noncontrolling interests	5,932	(10,911)
TOTAL EQUITY	1,610,430	1,542,945
TOTAL LIABILITIES AND EQUITY	$4,892,100	$5,045,617
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$66,716	$56,997
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	44,821	34,180
Amortization of intangible assets	17,314	14,596
Share-based compensation expense	5,033	8,264
Change in debt discounts and deferred debt issuance costs	3,868	7,046
Deferred income taxes	2,213	5,423
Loss on sale of property and equipment	360	31
Changes in other components of working capital	(278,943)	(68,471)
Other long-term liabilities	6,801	1,295
Other, net	515	(1,131)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(131,302)	58,230

Cash Flows from Investing Activities:
Acquisition of property and equipment	(18,860)	(31,386)
Proceeds from sale of property and equipment	3,623	1,082
Investments in securities	(18,096)	(13,319)
Proceeds from maturities and sales of investments in securities	10,497	10,985
NET CASH USED IN INVESTING ACTIVITIES	(22,836)	(32,638)

Cash Flows from Financing Activities:
Proceeds from debt	308,181	752,843
Repayment of debt	(367,007)	(757,141)
Cash payments related to share-based compensation	(1,625)	(994)
Distributions paid to noncontrolling interests	(7,250)	(30,910)
Contributions from noncontrolling interests	4,000	—
NET CASH USED IN FINANCING ACTIVITIES	(63,701)	(36,202)

Net decrease in cash, cash equivalents and restricted cash	(217,839)	(10,610)
Cash, cash equivalents and restricted cash at beginning of period	451,852	202,101
Cash, cash equivalents and restricted cash at end of period	$234,013	$191,491
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 may not be indicative of the results that will be achieved for the full year ending December 31, 2021.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2021 and its consolidated statements of income and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
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
(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$366,534	$354,809	$675,409	$651,952
Bridges	65,775	89,100	111,942	141,284
Military defense facilities	44,585	35,042	94,121	58,652
Water	24,800	29,548	51,610	53,292
Highways	29,726	35,591	41,052	68,173
Other	23,932	24,886	56,793	82,252
Total Civil segment revenue	$555,352	$568,976	$1,030,927	$1,055,605

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Building segment revenue by end market:
Commercial and industrial facilities	$101,960	$106,899	$232,012	$239,948
Hospitality and gaming	86,145	107,942	186,712	226,929
Municipal and government	74,475	79,223	146,384	148,725
Education facilities	46,143	47,038	84,460	78,660
Mass transit (includes transportation projects)	34,344	66,552	60,879	124,399
Mixed use	16,127	13,101	35,676	23,073
Health care facilities	13,598	32,418	24,007	68,307
Other	9,868	19,848	19,763	44,744
Total Building segment revenue	$382,660	$473,021	$789,893	$954,785

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$148,045	$118,634	$329,208	$267,305
Commercial and industrial facilities	36,637	20,499	75,386	74,004
Multi-unit residential	30,649	37,611	73,444	64,104
Water	17,514	16,090	38,668	25,928
Education facilities	18,425	10,338	31,781	26,895
Mixed use	13,940	10,536	23,479	24,338
Other	16,021	20,722	34,052	34,192
Total Specialty Contractors segment revenue	$281,231	$234,430	$606,018	$516,766

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$481,333	$92,275	$124,080	$697,688	$503,828	$157,748	$113,623	$775,199
Federal agencies	49,335	49,287	5,704	104,326	42,590	34,648	11,292	88,530
Private owners	24,684	241,098	151,447	417,229	22,558	280,625	109,515	412,698
Total revenue	$555,352	$382,660	$281,231	$1,219,243	$568,976	$473,021	$234,430	$1,276,427

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$871,835	$168,856	$267,004	$1,307,695	$899,873	$303,764	$246,496	$1,450,133
Federal agencies	100,968	99,648	26,941	227,557	79,251	66,621	21,048	166,920
Private owners	58,124	521,389	312,073	891,586	76,481	584,400	249,222	910,103
Total revenue	$1,030,927	$789,893	$606,018	$2,426,838	$1,055,605	$954,785	$516,766	$2,527,156

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$461,068	$95,349	$246,290	$802,707	$455,928	$114,229	$205,531	$775,688
Guaranteed maximum price	498	247,402	2,563	250,463	281	248,738	4,038	253,057
Unit price	88,516	(1,564)	28,703	115,655	111,790	629	18,442	130,861
Cost plus fee and other	5,270	41,473	3,675	50,418	977	109,425	6,419	116,821
Total revenue	$555,352	$382,660	$281,231	$1,219,243	$568,976	$473,021	$234,430	$1,276,427

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$880,224	$179,798	$539,758	$1,599,780	$864,899	$219,827	$454,047	$1,538,773
Guaranteed maximum price	1,768	517,856	3,693	523,317	589	486,511	6,587	493,687
Unit price	141,249	(1,453)	57,000	196,796	183,148	1,163	39,593	223,904
Cost plus fee and other	7,686	93,692	5,567	106,945	6,969	247,284	16,539	270,792
Total revenue	$1,030,927	$789,893	$606,018	$2,426,838	$1,055,605	$954,785	$516,766	$2,527,156

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three and six month periods ended June 30, 2021 related to performance obligations satisfied (or partially satisfied) in prior periods by $8.9 million and $29.0 million, respectively. Likewise, revenue was negatively impacted during the three and six month periods ended June 30, 2020 related to performance obligations satisfied (or partially satisfied) in prior periods by $19.8 million and $35.6 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2021, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.3 billion, $1.5 billion and $1.5 billion for the Civil, Building and Specialty Contractors segments, respectively. As of June 30, 2020, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.1 billion, $1.7 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Retainage receivable	$683,966	$648,441
Costs and estimated earnings in excess of billings:
Claims	821,206	752,783
Unapproved change orders	430,138	415,489
Other unbilled costs and profits	95,630	68,462
Total costs and estimated earnings in excess of billings	1,346,974	1,236,734
Capitalized contract costs	82,625	74,452
Total contract assets	$2,113,565	$1,959,627
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
Capitalized contract costs primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract, and are included in other current assets. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and six months ended June 30, 2021, $13.4 million and $25.3 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and six months ended June 30, 2020, $12.5 million and $22.8 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Retainage payable	$331,341	$315,135
Billings in excess of costs and estimated earnings	764,029	839,222
Total contract liabilities	$1,095,370	$1,154,357
Retainage payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payable is not remitted to subcontractors until the associated retainage receivable from customers is collected.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and six months ended June 30, 2021 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $321.0 million and $458.8 million, respectively. Revenue recognized during the three and six months ended June 30, 2020 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $470.8 million and $565.9 million, respectively.
(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Cash and cash equivalents available for general corporate purposes	$103,523	$210,841
Joint venture cash and cash equivalents	127,606	163,448
Cash and cash equivalents	231,129	374,289
Restricted cash	2,884	77,563
Total cash, cash equivalents and restricted cash	$234,013	$451,852
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
Restricted cash includes amounts held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit. As of December 31, 2020, restricted cash also included $69.9 million held to repay the outstanding principal balance of Convertible Notes, as defined in Note 9, which matured on June 15, 2021 and were repaid.
(6)Earnings Per Common Share
Basic earnings per common share (“EPS”) and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units, unexercised stock options and the Convertible Notes, as defined in Note 9. In accordance with ASC 260, Earnings Per Share, the settlement of the principal amount of the Convertible Notes has had no impact on diluted EPS because the Company has had the intent and ability to settle the principal amount in cash, and upon maturity on June 15, 2021, the Company repaid the remaining principal balance of the Convertible Notes in

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

cash. See Note 9 for further discussion of the Convertible Notes. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share data)	2021	2020	2021	2020
Net income attributable to Tutor Perini Corporation	$31,165	$18,709	$47,199	$36,080

Weighted-average common shares outstanding, basic	50,999	50,667	50,956	50,502
Effect of dilutive restricted stock units and stock options	376	268	406	383
Weighted-average common shares outstanding, diluted	51,375	50,935	51,362	50,885

Net income attributable to Tutor Perini Corporation per common share:
Basic	$0.61	$0.37	$0.93	$0.71
Diluted	$0.61	$0.37	$0.92	$0.71

Anti-dilutive securities not included above	1,810	2,209	1,725	2,209
(7)Income Taxes
The Company’s effective income tax rate was 20.4% and 20.9% for the three and six months ended June 30, 2021, respectively. The effective income tax rate for both periods was lower than the 21% federal statutory rate primarily due to earnings attributable to noncontrolling interests for which income taxes are not the responsibility of the Company, with the decrease mostly offset by state income taxes (net of the federal tax benefit).
The Company’s effective tax rate for the three and six months ended June 30, 2020 was 23.7% and 20.5%, respectively. The effective income tax rate for the three months ended June 30, 2020 was higher than the 21% federal statutory rate primarily due to state income taxes (net of the federal tax benefit), partially offset by earnings attributable to noncontrolling interests. The effective income tax rate for the six months ended June 30, 2020 was lower than the 21% federal statutory rate primarily due to the favorable tax rate differential realized on the 2019 net operating loss carryback under the Coronavirus Aid, Relief, and Economic Security Act and earnings attributable to noncontrolling interests. These favorable tax rate items for the first half of 2020 were partially offset by state income taxes (net of the federal tax benefit) and share-based compensation expense that was not deductible for income tax purposes.
(8)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through June 30, 2021:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2020	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2020	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2020	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of June 30, 2021	$205,143	$—	$—	$205,143
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
Intangible Assets
Intangible assets consist of the following:

	As of June 30, 2021				Weighted Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(24,998)	(23,232)	26,120	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(22,630)	(16,645)	525	12 years
Construction contract backlog	149,290	(120,544)	—	28,746	3 years
Total	$387,040	$(168,172)	$(113,067)	$105,801

	As of December 31, 2020				Weighted Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(23,754)	(23,232)	27,364	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(22,103)	(16,645)	1,052	12 years
Construction contract backlog	149,290	(105,001)	—	44,289	3 years
Total	$387,040	$(150,858)	$(113,067)	$123,115
Amortization expense for the three and six months ended June 30, 2021 was $10.7 million and $17.3 million, respectively. Amortization expense for the three and six months ended June 30, 2020 was $8.8 million and $14.6 million, respectively. As of June 30, 2021, amortization expense is estimated to be $18.1 million for the remainder of 2021, $14.9 million in 2022, $2.5 million per year for the years 2023 through 2026 and $12.4 million thereafter.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(9)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020
2017 Senior Notes	$495,749	$495,271
Term Loan B	408,414	408,458
2020 Revolver	—	—
Convertible Notes(a)	—	67,878
Equipment financing and mortgages	48,781	47,594
Other indebtedness	17,300	6,264
Total debt	970,244	1,025,465
Less: Current maturities(a)	36,941	100,188
Long-term debt, net	$933,303	$925,277
____________________________________________________________________________________________________
(a)The Company repaid the remaining principal balance of the Convertible Notes at maturity on June 15, 2021. As of December 31, 2020, the balance of the Convertible Notes was included in current maturities on the Condensed Consolidated Balance Sheet.
The following table reconciles the outstanding debt balances to the reported debt balances as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021			As of December 31, 2020
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(4,251)	$495,749	$500,000	$(4,729)	$495,271
Term Loan B	422,875	(14,461)	408,414	423,938	(15,480)	408,458
Convertible Notes	—	—	—	69,918	(2,040)	67,878

The unamortized issuance costs related to the 2020 Revolver were $2.4 million and $2.6 million as of June 30, 2021 and December 31, 2020, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.

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

Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (a) LIBOR or (b) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate for a one-month interest period plus 100 basis points) plus, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for LIBOR and between 3.50% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the 2020 Revolver is between 4.25% and 4.75% for LIBOR and 3.25% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the First Lien Net Leverage Ratio. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2020 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The agreement includes provisions for the replacement of LIBOR with an alternative benchmark rate in the event LIBOR is discontinued. The weighted-average annual interest rate on borrowings under the 2020 Revolver was 6.50% during the six months ended June 30, 2021.

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

As of June 30, 2021, the entire $175 million was available under the 2020 Revolver and the Company had not utilized the 2020 Revolver for letters of credit. The Company was in compliance with the financial covenants under the 2020 Credit Agreement for the period ended June 30, 2021.

Termination of 2017 Credit Facility

On August 18, 2020, the Company used proceeds from the Term Loan B to repay outstanding amounts under its credit agreement (the “2017 Credit Facility”) with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders, at which time the 2017 Credit Facility was terminated.

Repurchase and Repayment of Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of the Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). The Company repaid the remaining $69.9 million principal balance of the Convertible Notes at maturity on June 15, 2021 using proceeds from the Term Loan B, which were held in a restricted cash account for this purpose. None of the Convertible Notes remained outstanding as of June 30, 2021.

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

Interest Expense

Interest expense as reported in the Condensed Consolidated Statements of Income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cash interest expense:
Interest on 2017 Senior Notes	$8,593	$8,593	$17,187	$17,187
Interest on Term Loan B	6,115	N/A	12,209	N/A
Interest on 2020 Revolver	552	N/A	673	N/A
Interest on 2017 Credit Facility	N/A	2,338	N/A	4,753
Interest on Convertible Notes	418	1,438	921	2,875
Other interest	409	535	890	1,039
Total cash interest expense	16,087	12,904	31,880	25,854

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	941	2,933	2,040	5,797
Amortization of discount and debt issuance costs on Term Loan B	527	N/A	1,066	N/A
Amortization of debt issuance costs on 2020 Revolver	142	N/A	284	N/A
Amortization of debt issuance costs on 2017 Credit Facility	N/A	402	N/A	804
Amortization of debt issuance costs on 2017 Senior Notes	241	225	478	445
Total non-cash interest expense	1,851	3,560	3,868	7,046

Total interest expense	$17,938	$16,464	$35,748	$32,900
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes, Term Loan B and the Convertible Notes were 7.13%, 6.49% and 9.39%, respectively, for the six months ended June 30, 2021.
(10)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2021, the Company’s operating leases have remaining lease terms ranging from less than one year to 17 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents components of lease expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$3,707	$3,661	$7,425	$7,428
Short-term lease expense(a)	18,301	23,056	39,426	40,321
	22,008	26,717	46,851	47,749
Less: Sublease income	176	329	346	658
Total lease expense	$21,832	$26,388	$46,505	$47,091
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of June 30, 2021	As of December 31, 2020
Assets
Right-of-use assets	Other assets	$57,265	$55,897
Total lease assets		$57,265	$55,897
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$8,332	$7,661
Long-term lease liabilities	Other long-term liabilities	52,667	51,336
Total lease liabilities		$60,999	$58,997
Weighted-average remaining lease term		11.9 years	12.5 years
Weighted-average discount rate		9.39%	9.22%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(6,855)	$(7,386)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$5,780	$4,923
The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2021:

Year (in thousands)	Operating Leases
2021 (excluding the six months ended June 30, 2021)	$6,803
2022	12,192
2023	9,384
2024	7,518
2025	6,704
Thereafter	66,403
Total lease payments	109,004
Less: Imputed interest	48,005
Total	$60,999

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
As of June 30, 2021, the Company has concluded that the potential for a material adverse financial impact on Five Star or the Company as a result of the investigation is remote.
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
The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief concerning contract interpretation, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. STP is also asserting extra-contractual and statutory claims against the Insurers. STP submitted damages to the Insurers in the King County lawsuit in the amount of $532 million. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi Zosen (“Hitachi”), the manufacturer of the TBM, joined the case as a plaintiff for costs incurred to repair the damages to the TBM. In September 2018, rulings received on pre-trial motions effectively limited potential recovery under the Policy for STP, WSDOT

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

and Hitachi. On August 2, 2021, the Court of Appeal reversed in part and affirmed in part the effective limitations in the September 2018 rulings. STP also sought $532 million of damages from WSDOT related to the pipe-strike by the TBM in a related lawsuit in Thurston County (see following paragraph).
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, seeking the same $113 million in damages pursuant to the lease agreement between the Port Authority and the Developer. On August 20, 2018, the Port Authority filed a motion to dismiss all causes of action, which was denied by the court on July 1, 2019. The Port Authority appealed this decision on July 15, 2019. On February 18, 2021, the Appellate Division affirmed in part and reversed in part the trial court's denial of the Port Authority's motion to dismiss TPBC’s causes of action. On March 29, 2021, the Port Authority filed a new motion to dismiss on additional grounds.
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
As of June 30, 2021, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners, certain lenders and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.
(12)Share-Based Compensation
As of June 30, 2021, there were 1,307,945 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the first six months of 2021 and 2020, the Company granted the following share-based instruments: (1) restricted stock units totaling 280,000 and 75,000 with weighted-average fair values per share of $18.59 and $13.93, respectively; and (2) stock options totaling 100,000 and 75,000 with weighted-average fair values per share of $15.21 and $3.94, respectively, and weighted-average per share exercise prices of $19.24 and $25.70, respectively; and (3) unrestricted stock units totaling 96,668 and 194,177 with weighted-average fair values per share of $15.62 and $8.60, respectively.
The fair value of restricted stock units and unrestricted stock is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of stock options granted during the first six months of 2021 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 6.5 years, (ii) expected volatility of 73.74%, (iii) risk-free rate of 1.44%, and (iv) no quarterly dividends. Certain performance-based awards contain market condition components and are valued on the date of grant using a Monte Carlo simulation model. Certain restricted stock unit grants are classified as liabilities because they contain a guaranteed minimum payout. The Company recognized liabilities for these awards totaling approximately $2.9 million and $2.4 million as of June 30, 2021 and December 31, 2020, respectively. The Company paid approximately $0.3 million to settle liability classified awards during each of the six month periods ended June 30, 2021 and 2020.
For the three and six months ended June 30, 2021, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $2.6 million and $5.0 million, respectively, and $3.8 million and $8.3 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the balance of unamortized share-based compensation expense was $13.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.
(13)    Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table sets forth a summary of the net periodic benefit cost for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$582	$758	$1,164	$1,516
Service cost	237	231	473	462
Expected return on plan assets	(1,015)	(1,006)	(2,030)	(2,012)
Recognized net actuarial losses	683	592	1,366	1,184
Net periodic benefit cost	$487	$575	$973	$1,150
The Company contributed $1.0 million and $2.2 million to its defined benefit pension plan during the six months ended June 30, 2021 and 2020, respectively. Due to the election of certain options provided under the American Rescue Plan Act of 2021, enacted on March 11, 2021, the Company is not required to contribute additional amounts to the defined benefit pension plan for the remainder of 2021.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021				As of December 31, 2020
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$231,129	$—	$—	$231,129	$374,289	$—	$—	$374,289
Restricted cash(a)	2,884	—	—	2,884	77,563	—	—	77,563
Restricted investments(b)	—	85,545	—	85,545	—	78,912	—	78,912
Investments in lieu of retainage(c)	45,803	55,174	—	100,977	92,609	1,300	—	93,909
Total	$279,816	$140,719	$—	$420,535	$544,461	$80,212	$—	$624,673
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of June 30, 2021, consist of investments in corporate debt securities of $43.9 million, U.S. government agency securities of $40.7 million and corporate certificates of deposits of $0.9 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2020, restricted investments consisted of investments in U.S. government agency securities of $40.5 million, corporate debt securities of $37.5 million, and corporate certificates of deposits of $0.9 million with maturities of up to five years. The amortized cost of these available-for-sale securities at June 30, 2021 and December 31, 2020 was not materially different from the fair value.
(c)Investments in lieu of retainage are included in retainage receivable and as of June 30, 2021 are comprised of money market funds of $45.8 million, corporate debt securities of $53.9 million and municipal bonds of $1.3 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of corporate and municipal bonds have maturity periods up to five years, and are determined from a compilation of primarily observable market information, third-party quoted market prices, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets. As of December 31, 2020, investments in lieu of

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

retainage consisted of money market funds of $92.6 million and municipal bonds of $1.3 million. The amortized cost of these available-for-sale securities at June 30, 2021 and December 31, 2020 was not materially different from the fair value.
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $517.2 million and $495.0 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the Convertible Notes was $69.1 million as of December 31, 2020 and the Company repaid the remaining principal balance of the notes at maturity on June 15, 2021. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $427.1 million and $425.0 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of June 30, 2021 and December 31, 2020.
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
As of June 30, 2021, the Company had unconsolidated VIE-related current assets and liabilities of $2.0 million and $1.9 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2020, the Company had unconsolidated VIE-related current assets and liabilities of $0.6 million and $0.5 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of June 30, 2021.
As of June 30, 2021, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $457.3 million and $5.6 million, respectively, as well as current liabilities of $468.3 million related to the operations of its consolidated VIEs. As of December 31, 2020, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $405.7 million and $14.2 million, respectively, as well as current liabilities of $514.9 million related to the operations of its consolidated VIEs.
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
(16)Changes in Equity
A reconciliation of the changes in equity for the three and six months ended June 30, 2021 and 2020 is provided below:

	Three Months Ended June 30, 2021
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - March 31, 2021	$50,938	$1,127,624	$438,419	$(47,356)	$2,456	$1,572,081
Net income	—	—	31,165	—	10,446	41,611
Other comprehensive income	—	—	—	830	280	1,110
Share-based compensation	—	3,171	—	—	—	3,171
Issuance of common stock, net	134	(427)	—	—	—	(293)
Distributions to noncontrolling interests	—	—	—	—	(7,250)	(7,250)
Balance - June 30, 2021	$51,072	$1,130,368	$469,584	$(46,526)	$5,932	$1,610,430

	Six Months Ended June 30, 2021
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2020	$50,827	$1,127,385	$422,385	$(46,741)	$(10,911)	$1,542,945
Net income	—	—	47,199	—	19,517	66,716
Other comprehensive income	—	—	—	215	576	791
Share-based compensation	—	4,757	—	—	—	4,757
Issuance of common stock, net	245	(1,774)	—	—	—	(1,529)
Contributions from noncontrolling interests	—	—	—	—	4,000	4,000
Distributions to noncontrolling interests	—	—	—	—	(7,250)	(7,250)
Balance - June 30, 2021	$51,072	$1,130,368	$469,584	$(46,526)	$5,932	$1,610,430

	Three Months Ended June 30, 2020
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - March 31, 2020	$50,577	$1,120,487	$331,362	$(43,128)	$(16,370)	$1,442,928
Net income	—	—	18,709	—	12,150	30,859
Other comprehensive income	—	—	—	2,531	854	3,385
Share-based compensation	—	4,185	—	—	—	4,185
Issuance of common stock, net	194	—	—	—	—	194
Distributions to noncontrolling interests	—	—	—	—	(17,410)	(17,410)
Balance - June 30, 2020	$50,771	$1,124,672	$350,071	$(40,597)	$(20,776)	$1,464,141

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
The components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$683	$(192)	$491	$592	$(168)	$424
Foreign currency translation adjustments	446	(46)	400	1,973	(318)	1,655
Unrealized gain in fair value of investments	303	(84)	219	1,602	(296)	1,306
Total other comprehensive income	1,432	(322)	1,110	4,167	(782)	3,385
Less: Other comprehensive income attributable to noncontrolling interests(a)	280	—	280	854	—	854
Total other comprehensive income attributable to Tutor Perini Corporation	$1,152	$(322)	$830	$3,313	$(782)	$2,531
____________________________________________________________________________________________________
(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$1,366	$(383)	$983	$1,183	$(336)	$847
Foreign currency translation adjustments	848	(76)	772	(2,954)	596	(2,358)
Unrealized gain (loss) in fair value of investments	(1,247)	283	(964)	2,359	(511)	1,848
Total other comprehensive income	967	(176)	791	588	(251)	337
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	576	—	576	(1,166)	—	(1,166)
Total other comprehensive income attributable to Tutor Perini Corporation	$391	$(176)	$215	$1,754	$(251)	$1,503
____________________________________________________________________________________________________
(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2021	$(43,595)	$(5,246)	$1,485	$(47,356)
Other comprehensive income before reclassifications	—	120	233	353
Amounts reclassified from AOCI	491	—	(14)	477
Total other comprehensive income	491	120	219	830
Balance as of June 30, 2021	$(43,104)	$(5,126)	$1,704	$(46,526)

	Six Months Ended June 30, 2021
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2020	$(44,087)	$(5,322)	$2,668	$(46,741)
Other comprehensive income (loss) before reclassifications	—	196	(827)	(631)
Amounts reclassified from AOCI	983	—	(137)	846
Total other comprehensive income (loss)	983	196	(964)	215
Balance as of June 30, 2021	$(43,104)	$(5,126)	$1,704	$(46,526)

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

The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statements of Income during the three and six months ended June 30, 2021 and 2020 were as follows:

	Location in Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Statements of Income	2021	2020	2021	2020
Component of AOCI:
Defined benefit pension plan adjustments	Other income, net	$683	$592	$1,366	$1,183
Income tax benefit	Income tax expense	(192)	(168)	(383)	(336)
Net of tax		$491	$424	$983	$847

Unrealized gain in fair value of investment adjustments	Other income, net	$(17)	$(37)	$(173)	$(42)
Income tax expense	Income tax expense	3	8	36	9
Net of tax		$(14)	$(29)	$(137)	$(33)
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
The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2021 and 2020:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended June 30, 2021
Total revenue	$643,055	$415,801	$281,370	$1,340,226		$—		$1,340,226
Elimination of intersegment revenue	(87,703)	(33,141)	(139)	(120,983)		—		(120,983)
Revenue from external customers	$555,352	$382,660	$281,231	$1,219,243		$—		$1,219,243
Income (loss) from construction operations	$75,073	$(2,488)	$9,960	$82,545	(a)	$(13,792)	(b)	$68,753
Capital expenditures	$8,616	$51	$19	$8,686		$339		$9,025
Depreciation and amortization(c)	$31,178	$424	$892	$32,494		$2,767		$35,261

Three Months Ended June 30, 2020
Total revenue	$644,685	$490,317	$234,497	$1,369,499		$—		$1,369,499
Elimination of intersegment revenue	(75,709)	(17,296)	(67)	(93,072)		—		(93,072)
Revenue from external customers	$568,976	$473,021	$234,430	$1,276,427		$—		$1,276,427
Income (loss) from construction operations	$65,398	$17,789	$(11,388)	$71,799	(d)	$(14,103)	(b)	$57,696
Capital expenditures	$18,951	$186	$255	$19,392		$301		$19,693
Depreciation and amortization(c)	$21,775	$428	$995	$23,198		$2,767		$25,965
____________________________________________________________________________________________________
(a)During the three months ended June 30, 2021, the Company recorded a reduction of $20.1 million in cost of operations (an after-tax impact of $14.6 million, or $0.28 per diluted share) due to a favorable legal judgment on a completed electrical project in New York in the Specialty Contractors segment. The judgment awarded the Company the recovery of certain costs previously incurred.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the three months ended June 30, 2020, the Company recorded a charge of $13.2 million in income (loss) from construction operations (an after-tax impact of $9.5 million, or $0.19 per diluted share) due to an adverse arbitration ruling pertaining to an electrical project in New York in the Specialty Contractors segment.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Six Months Ended June 30, 2021
Total revenue	$1,226,199	$872,971	$606,318	$2,705,488		$—		$2,705,488
Elimination of intersegment revenue	(195,272)	(83,078)	(300)	(278,650)		—		(278,650)
Revenue from external customers	$1,030,927	$789,893	$606,018	$2,426,838		$—		$2,426,838
Income (loss) from construction operations	$125,178	$8,728	$11,284	$145,190	(a)	$(26,733)	(b)	$118,457
Capital expenditures	$18,180	$124	$164	$18,468		$392		$18,860
Depreciation and amortization(c)	$53,891	$856	$1,851	$56,598		$5,537		$62,135

Six Months Ended June 30, 2020
Total revenue	$1,224,771	$995,400	$516,949	$2,737,120		$—		$2,737,120
Elimination of intersegment revenue	(169,166)	(40,615)	(183)	(209,964)		—		(209,964)
Revenue from external customers	$1,055,605	$954,785	$516,766	$2,527,156		$—		$2,527,156
Income (loss) from construction operations	$111,519	$21,305	$(3,109)	$129,715	(d)	$(24,792)	(b)	$104,923
Capital expenditures	$30,143	$198	$728	$31,069		$317		$31,386
Depreciation and amortization(c)	$40,391	$855	$1,988	$43,234		$5,542		$48,776
____________________________________________________________________________________________________
(a)During the six months ended June 30, 2021, the Company recorded a reduction of $20.1 million in cost of operations (an after-tax impact of $14.6 million, or $0.28 per diluted share) due to a favorable legal judgment on a completed electrical project in New York in the Specialty Contractors segment. The judgment awarded the Company the recovery of certain costs previously incurred.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the six months ended June 30, 2020, the Company recorded a charge of $13.2 million in income (loss) from construction operations (an after-tax impact of $9.5 million, or $0.19 per diluted share) due to an adverse arbitration ruling pertaining to an electrical project in New York in the Specialty Contractors segment.
A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Income from construction operations	$68,753	$57,696	$118,457	$104,923
Other income (expense)	1,431	(797)	1,606	(316)
Interest expense	(17,938)	(16,464)	(35,748)	(32,900)
Income before income taxes	$52,246	$40,435	$84,315	$71,707
Total assets by segment were as follows:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Civil	$3,253,753	$3,141,991
Building	1,052,374	1,147,649
Specialty Contractors	659,633	673,891
Corporate and other(a)	(73,660)	82,086
Total assets	$4,892,100	$5,045,617
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discusses our financial position as of June 30, 2021 and the results of our operations for the three and six months ended June 30, 2021 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2020, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2020 and in Part II, Item 1A below.
Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data, as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:
•The impact of the COVID-19 pandemic and related events that are beyond our control, including possible effects on our business and operations, customers and suppliers, and employees, contractors and subcontractors, which could affect adversely our projects and the geographic regions in which we conduct business;
•Revisions of estimates of contract risks, revenue or costs; the timing of new awards; the pace of project execution; or economic factors, including inflation, may result in losses or lower than anticipated profit;
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
•Increased competition and failure to secure new contracts;
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

Executive Overview
COVID-19 Update
Since the onset of the COVID-19 pandemic in early 2020, the pandemic has caused occasional shortages in available manpower, reductions in field labor productivity, other inefficiencies, delays to project schedules and deferrals of project execution. As a result, we continue to incur incremental costs, much of which we are seeking to recover from our customers as allowed by contractual terms. The relief sought from customers, some of which has already been received, together with certain incremental project opportunities that resulted from the pandemic, has helped to mitigate the pandemic's negative impact on our financial results. In addition, we continue to experience delays in certain legal proceedings, as well as delays in certain settlement discussions where we have claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These delays in resolving and recovering on such claims continue to adversely affect our liquidity and financial results.
The vast majority of our projects, especially in the Civil segment, have been and continue to be considered essential business activities, which has allowed projects to continue while implementing new health and safety requirements. However, the COVID-19 pandemic has had an adverse effect on the volume and timing of our new awards and, correspondingly, our backlog. Many of our state and local government customers’ revenue sources were negatively impacted by the pandemic due to severely curtailed ridership on mass-transit systems (buses, subways, trains, etc.), travel on commercial airlines, and driving by the general public, which resulted in reduced fare and toll collections, lower fuel tax receipts and reduced airport and other facility usage fees. Sales and other tax revenues were also negatively affected by reduced spending, as the retail, travel, hospitality and entertainment industries, among others, suffered through periodic government-imposed shut-downs or occupancy restrictions. Such restrictions have gradually been easing over the past several months, but are being reinstated in some locations due to increasing COVID-19 case rates largely driven by the newer Delta variant. The tax revenue shortfalls led to, and could continue to result in, funding uncertainties that have caused customers to delay bid solicitations and contract awards for many of their planned infrastructure projects. Our reduced backlog combined with the possibility of continued pandemic-related delays in project bids and awards could result in lower-than-expected revenue and earnings until such time as the federal government provides supplemental funding support to our customers (should that occur) or when customers’ funding uncertainties are otherwise resolved. The Biden Administration is currently working to secure congressional passage of a large-scale infrastructure funding bill, which, if passed, is expected to provide substantial incremental funding for various infrastructure projects nationwide over a multi-year period.
COVID-19 vaccination coverage has broadened considerably across the United States since the vaccines were first approved and became available in late 2020, but progress in vaccination rates has slowed. While the vaccines generally have been reported to be highly effective against the original COVID-19 virus strain, their effectiveness against variants, including the Delta variant, is the subject of evolving and sometimes conflicting information. The duration of effectiveness of the vaccines, as well as their effectiveness against future variants is uncertain. As such, due to the fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals react and respond to the pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, results of operations, financial condition or liquidity.
Operating Results
Consolidated revenue for the three and six months ended June 30, 2021 was $1.22 billion and $2.43 billion, respectively, compared to $1.28 billion and $2.53 billion for the same periods in 2020. The slight decrease for both periods was primarily due to reduced project execution activities in the Building segment, partially offset by increased volume in the Specialty Contractors segment. Revenue for both periods of 2020 and 2021 was negatively impacted by the COVID-19 pandemic, which has resulted in delays in new awards and the execution of certain projects.
Despite the modest revenue decline for both periods, income from construction operations increased to $68.8 million and $118.5 million for the three and six months ended June 30, 2021, respectively, compared to $57.7 million and $104.9 million for the same periods in 2020. The increase for both periods was primarily driven by improved overall results in the Specialty Contractors segment mostly due to the resolution of various contract disputes that had a net favorable impact in 2021 and the absence of the impact of an unfavorable arbitration ruling in 2020, as well as increased profitability in the Civil segment due to a continued shift towards higher-margin projects. The increase was partially offset by unfavorable results in the Building segment.
The effective tax rate was 20.4% and 20.9% for the three and six months ended June 30, 2021, respectively, compared to 23.7% and 20.5% for the comparable periods in 2020. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.

Net income attributable to the Company for the three and six months ended June 30, 2021 was $31.2 million and $47.2 million, respectively, compared to $18.7 million and $36.1 million for the same periods in 2020. Diluted earnings per common share for the three and six months ended June 30, 2021 was $0.61 and $0.92, respectively, compared to diluted earnings per common share of $0.37 and $0.71 for the same periods in 2020. The increase in net income attributable to the Company, and correspondingly EPS, for both periods was primarily due to the factors discussed above that drove the increase in income from construction operations and lower net income attributable to noncontrolling interests for the current-year periods compared to the same periods in 2020. For the three months ended June 30, 2021, the increase in net income attributable to the Company was also due to a lower effective income tax rate as compared to the 2020 period.
Consolidated new awards for the three and six months ended June 30, 2021 totaled $0.6 billion and $1.6 billion, respectively, compared to $0.7 billion and $1.3 billion for the same periods in 2020. The Building segment was the primary contributor to the new award activity in the second quarter of 2021. The most significant new awards in the second quarter of 2021 included a $152 million courthouse project in California and $88 million for various civil projects in the Midwest. The Company anticipates booking several significant new awards into backlog in the third quarter of 2021, including the $471 million LAX Airport Metro Connector project, the $220 million I-70 Missouri River Bridge project and a significant new health care facility project in California.
Consolidated backlog as of June 30, 2021 was $7.5 billion, down 10% compared to $8.3 billion at December 31, 2020. As of June 30, 2021, the mix of backlog by segment was approximately 58% for Civil, 22% for Building and 20% for Specialty Contractors. The decline in backlog as of June 30, 2021 was a result of revenue that solidly outpaced the volume of new awards. The COVID-19 pandemic has negatively impacted the volume and timing of new awards in recent quarters.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2020 to June 30, 2021:

(in millions)	Backlog at December 31, 2020	New Awards(a)	Revenue Recognized	Backlog at June 30, 2021(b)
Civil	$4,783.6	$576.3	$(1,030.9)	$4,329.0
Building	1,702.3	730.3	(789.9)	1,642.7
Specialty Contractors	1,859.8	294.9	(606.0)	1,548.7
Total	$8,345.7	$1,601.5	$(2,426.8)	$7,520.4
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
The Company is unable to predict the future impacts of the COVID-19 pandemic, due to, among other things, the uncertainty of vaccination coverage, infection rates, the duration of effectiveness of vaccinations, their effectiveness against current and future variants and how government entities and our customers respond to these factors. The outlook for the Company’s growth over the next several years remains favorable, particularly in the Civil and Specialty Contractors segments, but the impact of the COVID-19 pandemic could continue to adversely affect future performance and operations, and the amount and timing of new work awarded. In addition, the Company’s growth could continue to be impacted by future project delays or the timing of project commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities. In elections over the past several years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. In Seattle, Washington, Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. Interest rates have remained at historically low levels, which may be conducive to continued, and potentially increased, spending on infrastructure projects.
There has long been strong, bipartisan support for infrastructure investments in the United States. Given the lack of substantial federal infrastructure spending over the past few decades and the negative economic impacts of the COVID-19 pandemic, there is currently a strong focus by the Biden Administration and congressional leaders to secure passage of a significant infrastructure bill. Should an infrastructure bill be approved, any substantial incremental federal funding, such as what is currently being contemplated, could directly and favorably impact the Company’s current work and prospective opportunities. The timing and content of such legislation, if any is adopted, and the amount of spending funded by it remain uncertain.
While we anticipate overall steady revenue in 2021 supported by our existing backlog of large civil projects on the West Coast and in Guam, certain large civil projects in the Northeast are completing or will be nearing completion in 2021. The Company is pursuing several large prospective projects on the West Coast, in the Northeast and in Guam that are expected to be bid and awarded later this year and in 2022. However, revenue could decline in 2021 because the timing and magnitude of revenue contributions from these prospective projects may not be sufficient to offset revenue reductions associated with the projects that will be completed or progressing toward completion in 2021. In addition, as discussed earlier, the COVID-19 pandemic has resulted in, and could continue to result in, delays in the bidding and awarding of certain projects the Company is pursuing, which could further delay large new revenue streams.
For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue	$555.4	$569.0	$1,030.9	$1,055.6
Income from construction operations	75.1	65.4	125.2	111.5
Revenue for both the three and six months ended June 30, 2021 decreased 2% compared to the same periods in 2020.

Despite the slight revenue decline for both periods of 2021, income from construction operations for the three and six months ended June 30, 2021 increased 15% and 12%, respectively, compared to the same periods in 2020. The increase for both periods was primarily due to contributions from certain higher-margin projects. For the six-month period of 2021, the increase was partially offset by net volume reductions mostly related to certain projects that have completed or are nearing completion.
Operating margin was 13.5% and 12.1% for the three and six months ended June 30, 2021, respectively, compared to 11.5% and 10.6% for the same periods in 2020. The margin increases for both periods of 2021 reflect the segment’s continued shift towards higher-margin projects.
New awards in the Civil segment totaled $119 million and $576 million for the three and six months ended June 30, 2021, respectively, compared to $377 million and $555 million for the same periods in 2020. The volume of new awards in the second quarter of 2021 declined due to the timing of new project bids and awards. However, the Company anticipates booking the $220 million I-70 Missouri River Bridge project into backlog in the third quarter of 2021 and also has several large Civil segment opportunities that are expected to bid and/or potentially be awarded to the Company later this year and in 2022. The COVID-19 pandemic has resulted in significant revenue shortfalls for many state and local government agencies since 2020, and may continue to cause the deferrals or cancellations of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of anticipated funding from the federal government.
Backlog for the Civil segment was $4.3 billion as of June 30, 2021 compared to $5.5 billion as of June 30, 2020. The decrease has been the result of relatively fewer and smaller new awards over the past six months primarily due to the timing of upcoming bids for large prospective projects and impacts from the COVID-19 pandemic on new awards. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.

Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue	$382.7	$473.0	$789.9	$954.8
Income (loss) from construction operations	(2.5)	17.8	8.7	21.3
Revenue for the three and six months ended June 30, 2021 decreased 19% and 17%, respectively, compared to the same periods in 2020, primarily due to reduced project execution activities on certain projects that are completed or nearing completion, partially offset by increased activity in the current year related to work that had been deferred by the COVID-19 pandemic on a technology project in California in the prior year.
Loss from construction operations for the second quarter of 2021 was $2.5 million and income from construction operations for the six months ended June 30, 2021 was $8.7 million, compared to income from construction operations of $17.8 million and $21.3 million for the three and six months ended June 30, 2020, respectively. The change for both periods was principally due to unfavorable adjustments on certain projects, which were immaterial individually and in the aggregate, as well as the volume reductions mentioned above.
Operating margin was (0.7)% and 1.1% for the three and six months ended June 30, 2021, respectively, compared to 3.8% and 2.2% for the same periods in 2020. The decreases were due to the above-mentioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Building segment totaled $386 million and $730 million for the three and six months ended June 30, 2021, respectively, compared to $260 million and $443 million for the same periods in 2020. The most significant new awards in the second quarter of 2021 were a $152 million courthouse project in California and a $43 million government facility project in Mississippi. As mentioned above in Executive Overview, the Company anticipates booking the $471 million LAX Airport Metro Connector project, as well as a significant new health care facility project in California, into backlog in the third quarter of 2021.
Backlog for the Building segment was $1.6 billion as of June 30, 2021 compared to $2.3 billion as of June 30, 2020. The decrease was driven by revenue that exceeded the volume of new awards over the past six months, as the COVID-19 pandemic delayed certain new awards for prospective projects. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. We expect demand to grow as economic conditions improve and customer spending increases, which continue to be supported by a historically low interest rate environment. However, the COVID-19 pandemic has resulted in, and could continue to result in, reduced demand for our building construction services.
Specialty Contractors Segment
Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue	$281.2	$234.4	$606.0	$516.8
Income (loss) from construction operations	10.0	(11.4)	11.3	(3.1)
Revenue for the three and six months ended June 30, 2021 increased 20% and 17%, respectively, compared to the same periods in 2020. The growth for both periods was principally driven by increased project execution activities on certain projects in the Northeast.

Income from construction operations for the three and six months ended June 30, 2021 was $10.0 million and $11.3 million, respectively, compared to a loss from construction operations of $11.4 million and $3.1 million for the comparable periods in 2020. The increase for both periods of 2021 was primarily due to a $20.1 million favorable adjustment related to a legal judgment on a completed electrical project in New York, partially offset by unfavorable adjustments in the second quarter of 2021 related to the resolution of disputes on certain electrical and mechanical projects in New York, which were immaterial individually and in the aggregate. The increase was also driven by the absence of a $13.2 million prior-year second-quarter impact from an adverse arbitration ruling related to another electrical project in New York.

Operating margin was 3.5% and 1.9% and for the three and six months ended June 30, 2021, respectively, compared to (4.9)% and (0.6)% for the same periods in 2020. The increases in operating margin were principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Specialty Contractors segment totaled $137 million and $295 million for the three and six months ended June 30, 2021, respectively, compared to $81 million and $306 million for the same periods in 2020. The COVID-19 pandemic has resulted in, and could continue to result in, reduced demand from certain commercial and government customers that have been experiencing funding constraints.
Backlog for the Specialty Contractors segment was $1.5 billion as of June 30, 2021 compared to $2.2 billion as of June 30, 2020. The decrease was driven by revenue that exceeded the volume of new awards over the past six months, as new awards have continued to be negatively impacted by the COVID-19 pandemic. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s backlog of large Civil and Building segment projects, but also remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $13.8 million and $26.7 million during the three and six months ended June 30, 2021, respectively, compared to $14.1 million and $24.8 million during the three and six months ended June 30, 2020, respectively.
Other Income (Expense), Interest Expense and Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Other income (expense)	$1.4	$(0.8)	$1.6	$(0.3)
Interest expense	(17.9)	(16.5)	(35.7)	(32.9)
Income tax expense	(10.6)	(9.6)	(17.6)	(14.7)
The effective tax rate was 20.4% and 20.9% for the three and six months ended June 30, 2021, respectively, compared to 23.7% and 20.5% for the same periods in 2020, respectively. The higher effective income tax rate for the six months ended June 30, 2021 is primarily due to the absence of the favorable rate impact recognized in the 2020 period from the net operating loss carryback as a result of the Coronavirus Aid, Relief, and Economic Security Act, which was partially offset by unfavorable share-based compensation expense adjustments. The effective income tax rates for the three and six months ended June 30, 2021 were favorably impacted by lower state income taxes compared to the same periods in 2020. For a further discussion of income taxes, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175 million and available cash balances as of June 30, 2021, will be sufficient to fund any working capital needs and debt maturities for the next 12 months, provided that we are not adversely impacted by unanticipated future events, including further impacts related to the COVID-19 pandemic as discussed above in COVID-19 Update.

Cash and Working Capital
Cash and cash equivalents were $231.1 million as of June 30, 2021 compared to $374.3 million as of December 31, 2020. Cash immediately available for general corporate purposes was $103.5 million and $210.8 million as of June 30, 2021 and December 31, 2020, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $88.4 million as of June 30, 2021 compared to $156.5 million as of December 31, 2020. Restricted cash and restricted investments at June 30, 2021 were primarily held to secure insurance-related contingent obligations. Restricted cash as of December 31, 2020 also included cash held to repay the $69.9 million outstanding principal balance of the Convertible Notes, which were repaid at maturity on June 15, 2021 (see Note 9 of the Notes to Condensed Consolidated Financial Statements).
During the six months ended June 30, 2021, net cash used in operating activities was $131.3 million, due primarily to investments in project working capital partially offset by cash generated from earnings sources. The increase in working capital for the first six months of 2021 primarily reflects an increase in costs and estimated earnings in excess of billings (“CIE”), a decrease in accounts payable due to timing of payments to suppliers and subcontractors and a decrease in billings in excess of costs and estimated earnings (“BIE”). The increase in CIE was primarily due to the follow-on impacts of the COVID-19 pandemic, which has caused delays in the negotiation and resolution of certain claims and unapproved change orders (due to the postponement or deferrals of certain legal and arbitration proceedings and settlement discussions), and constrained customers’ revenue and funding sources, thereby limiting their budgetary discretion to pay the Company for changes approved in scope but for which pricing is pending. During the six months ended June 30, 2020, net cash provided by operating activities was $58.2 million due primarily to cash generated from earnings sources, partially offset by investment in working capital. The increase in working capital for the first six months of 2020 primarily reflected an increase in accounts receivable due to timing of collections, partially offset by increases in BIE and accounts payable due to timing of payments to suppliers and subcontractors.
Cash flow from operating activities decreased $189.5 million when comparing the first six months of 2021 with the same period of 2020. The decrease in cash from operating activities in the first six months of 2021 compared to 2020 substantially reflects an increase in investment in working capital primarily as a result of a current-year decrease in accounts payable compared to an increase in the prior year due to timing of payments to vendors and subcontractors, a current-year decrease in BIE compared to an increase in the prior year and a larger current-year increase in CIE compared to the prior year, partially offset by a current-year decrease in accounts receivable compared to an increase in the prior year.
Cash used in investing activities during the first six months of 2021 was $22.8 million primarily due to the acquisition of property and equipment for projects totaling $18.9 million, as well as net cash used in investment transactions of $7.6 million. Cash used in investing activities during the first six months of 2020 was $32.6 million, primarily due to the acquisition of property and equipment for projects.
Net cash used in financing activities was $63.7 million for the first six months of 2021, which was primarily driven by a $58.8 million net repayment of borrowings, including the repayment of the remaining principal balance of the Convertible Notes, and $3.2 million of net distributions to noncontrolling interests. Net cash used in financing activities for the comparable period in 2020 was $36.2 million, which was primarily driven by $30.9 million of cash distributions to noncontrolling interests and a $4.3 million net repayment of borrowings.
At June 30, 2021, we had working capital of $2.0 billion, a ratio of current assets to current liabilities of 1.96 and a ratio of debt to equity of 0.60, compared to working capital of $1.8 billion, a ratio of current assets to current liabilities of 1.80 and a ratio of debt to equity of 0.66 at December 31, 2020.
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

The table below presents our actual and required consolidated first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
June 30, 2021
	Actual	Required
First lien net leverage ratio	0.94 to 1.00	≤ 2.75 : 1.00
As of June 30, 2021, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Repurchase and Repayment of Convertible Notes

On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of the Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). The Company repaid the remaining principal balance of the Convertible Notes at maturity on June 15, 2021 using proceeds from the Term Loan B which were held in a restricted cash account for this purpose. None of the Convertible Notes remained outstanding as of June 30, 2021.
Contractual Obligations
Aside from the Debt discussion above, there have been no material changes in our contractual obligations from those described in our Annual Report on Form 10‑K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended December 31, 2020. Our critical accounting policies are also identified and discussed in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2020.
Recently Issued Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in Item 7A of our Annual Report on Form 10‑K for the year ended December 31, 2020.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10‑Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (a) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10‑K for the year ended December 31, 2020, updated by Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.
Item 1A. Risk Factors
The following risk factor updates and replaces the risk factor under the same heading previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
If we are unable to accurately estimate contract risks, revenue or costs, the timing of new awards, or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.
Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change substantially throughout the project lifecycle, which has previously resulted, and in the future could result, in a material impact to our consolidated financial statements. In addition, cost overruns, including unanticipated cost increases on fixed price and guaranteed maximum price contracts, have previously resulted, and in the future may result, in lower profits or losses. Economic factors, including inflation, could also subject us to higher costs, which we may not be able to fully recover in future projects that we are bidding, and may also decrease profit on our existing contracts, in particular with respect to our fixed price, unit price and guaranteed maximum price contracts. Changes in laws, policies or regulations, including tariffs and taxes, have previously impacted, and in the future could impact, the prices for materials or equipment. Further, our results of operations have historically fluctuated, and may continue to fluctuate, quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.
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
Item 5. Other Information
None.

Item 6. Exhibits

Exhibits	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: August 4, 2021	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer