Form 10-Q
period 2021-09-30
TUTOR PERINI CORP
filed 2021-11-03
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at October 28, 2021 was 51,072,432.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share amounts)	2021	2020	2021	2020
REVENUE	$1,178,222	$1,442,091	$3,605,060	$3,969,247
COST OF OPERATIONS	(1,064,245)	(1,317,176)	(3,253,139)	(3,615,498)
GROSS PROFIT	113,977	124,915	351,921	353,749
General and administrative expenses	(61,884)	(41,894)	(181,371)	(165,805)
INCOME FROM CONSTRUCTION OPERATIONS	52,093	83,021	170,550	187,944
Other income (expense)	(464)	(8,048)	1,142	(8,364)
Interest expense	(16,694)	(25,613)	(52,442)	(58,513)
INCOME BEFORE INCOME TAXES	34,935	49,360	119,250	121,067
Income tax expense	(8,694)	(37)	(26,293)	(14,747)
NET INCOME	26,241	49,323	92,957	106,320
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,847	12,504	30,364	33,421
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$15,394	$36,819	$62,593	$72,899
BASIC EARNINGS PER COMMON SHARE	$0.30	$0.72	$1.23	$1.44
DILUTED EARNINGS PER COMMON SHARE	$0.30	$0.72	$1.22	$1.43
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	51,072	50,787	50,995	50,598
DILUTED	51,366	51,241	51,364	51,004
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
NET INCOME	$26,241	$49,323	$92,957	$106,320

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	492	424	1,475	1,271
Foreign currency translation adjustments	(1,125)	1,102	(353)	(1,256)
Unrealized gain (loss) in fair value of investments	(448)	(225)	(1,412)	1,623
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,081)	1,301	(290)	1,638

COMPREHENSIVE INCOME	25,160	50,624	92,667	107,958
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,400	13,024	30,493	32,775
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$14,760	$37,600	$62,174	$75,183
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of September 30, 2021	As of December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($72,473 and $105,735 related to variable interest entities (“VIEs”))	$187,535	$374,289
Restricted cash	6,922	77,563
Restricted investments	86,576	78,912
Accounts receivable ($99,841 and $86,012 related to VIEs)	1,426,709	1,415,063
Retainage receivable ($150,301 and $122,335 related to VIEs)	637,124	648,441
Costs and estimated earnings in excess of billings ($142,587 and $39,846 related to VIEs)	1,388,010	1,236,734
Other current assets ($44,851 and $51,746 related to VIEs)	204,555	249,455
Total current assets	3,937,431	4,080,457
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $477,556 and $434,294 (net P&E of $2,413 and $12,840 related to VIEs)	440,982	489,217
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	96,469	123,115
OTHER ASSETS	147,725	147,685
TOTAL ASSETS	$4,827,750	$5,045,617

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, net of unamortized discount and debt issuance costs totaling $0 and $2,040	$28,029	$100,188
Accounts payable ($75,333 and $116,461 related to VIEs)	656,135	794,611
Retainage payable ($34,620 and $26,439 related to VIEs)	286,036	315,135
Billings in excess of costs and estimated earnings ($340,943 and $362,427 related to VIEs)	754,939	839,222
Accrued expenses and other current liabilities ($9,892 and $9,595 related to VIEs)	207,850	215,207
Total current liabilities	1,932,989	2,264,363
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $17,921 and $20,209	939,955	925,277
DEFERRED INCOME TAXES	83,065	82,966
OTHER LONG-TERM LIABILITIES	241,123	230,066
TOTAL LIABILITIES	3,197,132	3,502,672
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 51,072,432 and 50,827,205 shares	51,072	50,827
Additional paid-in capital	1,132,396	1,127,385
Retained earnings	484,978	422,385
Accumulated other comprehensive loss	(47,160)	(46,741)
Total stockholders' equity	1,621,286	1,553,856
Noncontrolling interests	9,332	(10,911)
TOTAL EQUITY	1,630,618	1,542,945
TOTAL LIABILITIES AND EQUITY	$4,827,750	$5,045,617
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$92,957	$106,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	65,550	55,755
Amortization of intangible assets	26,646	23,879
Share-based compensation expense	8,103	10,722
Change in debt discounts and deferred debt issuance costs	4,802	18,960
Deferred income taxes	124	22,137
(Gain) loss on sale of property and equipment	2,004	(2,609)
Changes in other components of working capital	(363,074)	(107,786)
Other long-term liabilities	11,225	3,899
Other, net	(955)	(309)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(152,618)	130,968

Cash Flows from Investing Activities:
Acquisition of property and equipment	(27,162)	(43,396)
Proceeds from sale of property and equipment	5,236	13,320
Investments in securities	(25,541)	(22,692)
Proceeds from maturities and sales of investments in securities	16,443	19,901
NET CASH USED IN INVESTING ACTIVITIES	(31,024)	(32,867)

Cash Flows from Financing Activities:
Proceeds from debt	448,270	1,183,012
Repayment of debt	(510,146)	(1,004,259)
Cash payments related to share-based compensation	(1,627)	(1,697)
Distributions paid to noncontrolling interests	(17,250)	(37,217)
Contributions from noncontrolling interests	7,000	—
Debt issuance, extinguishment and modification costs	—	(10,701)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(73,753)	129,138

Net increase (decrease) in cash, cash equivalents and restricted cash	(257,395)	227,239
Cash, cash equivalents and restricted cash at beginning of period	451,852	202,101
Cash, cash equivalents and restricted cash at end of period	$194,457	$429,340
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 may not be indicative of the results that will be achieved for the full year ending December 31, 2021.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of September 30, 2021 and its consolidated statements of income and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
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
(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$386,913	$372,131	$1,062,322	$1,024,083
Bridges	67,117	104,722	179,059	246,006
Military defense facilities	46,615	44,246	140,736	102,898
Water	22,470	23,277	74,080	76,569
Highways	7,101	30,086	48,153	98,259
Other	16,002	37,534	72,795	119,786
Total Civil segment revenue	$546,218	$611,996	$1,577,145	$1,667,601

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Building segment revenue by end market:
Commercial and industrial facilities	$75,402	$162,364	$307,414	$402,312
Hospitality and gaming	89,317	119,588	276,029	346,517
Municipal and government	76,471	66,505	222,855	215,230
Education facilities	39,528	50,425	123,988	129,085
Mass transit (includes transportation projects)	38,868	50,206	99,747	174,605
Health care facilities	20,287	26,344	44,294	94,651
Other	21,068	32,708	76,507	100,525
Total Building segment revenue	$360,941	$508,140	$1,150,834	$1,462,925

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$135,971	$179,875	$465,179	$447,180
Commercial and industrial facilities	33,897	41,378	109,283	115,382
Multi-unit residential	28,054	39,014	101,498	103,118
Water	29,161	20,413	67,829	46,341
Education facilities	13,876	12,236	45,657	39,131
Other	30,104	29,039	87,635	87,569
Total Specialty Contractors segment revenue	$271,063	$321,955	$877,081	$838,721

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$478,720	$99,540	$110,012	$688,272	$526,771	$126,448	$155,175	$808,394
Federal agencies	48,680	50,437	14,716	113,833	48,861	32,392	29,362	110,615
Private owners	18,818	210,964	146,335	376,117	36,364	349,300	137,418	523,082
Total revenue	$546,218	$360,941	$271,063	$1,178,222	$611,996	$508,140	$321,955	$1,442,091

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,350,555	$268,396	$377,016	$1,995,967	$1,426,644	$430,212	$401,671	$2,258,527
Federal agencies	149,648	150,085	41,657	341,390	128,112	99,013	50,410	277,535
Private owners	76,942	732,353	458,408	1,267,703	112,845	933,700	386,640	1,433,185
Total revenue	$1,577,145	$1,150,834	$877,081	$3,605,060	$1,667,601	$1,462,925	$838,721	$3,969,247

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$473,212	$89,895	$235,534	$798,641	$484,851	$117,650	$284,534	$887,035
Guaranteed maximum price	502	219,395	5,420	225,317	179	308,299	1,923	310,401
Unit price	71,429	130	23,558	95,117	124,506	254	31,191	155,951
Cost plus fee and other	1,075	51,521	6,551	59,147	2,460	81,937	4,307	88,704
Total revenue	$546,218	$360,941	$271,063	$1,178,222	$611,996	$508,140	$321,955	$1,442,091

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,353,436	$269,693	$775,292	$2,398,421	$1,349,750	$401,957	$743,241	$2,494,948
Guaranteed maximum price	2,270	737,251	9,113	748,634	768	794,810	3,850	799,428
Unit price	212,678	(1,323)	80,558	291,913	307,654	1,417	70,784	379,855
Cost plus fee and other	8,761	145,213	12,118	166,092	9,429	264,741	20,846	295,016
Total revenue	$1,577,145	$1,150,834	$877,081	$3,605,060	$1,667,601	$1,462,925	$838,721	$3,969,247

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three and nine month periods ended September 30, 2021 related to performance obligations satisfied (or partially satisfied) in prior periods by $2.1 million and $37.1 million, respectively. Likewise, revenue was negatively impacted during the three and nine month periods ended September 30, 2020 related to performance obligations satisfied (or partially satisfied) in prior periods by $30.4 million and $71.3 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2021, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.4 billion, $1.8 billion and $1.4 billion for the Civil, Building and Specialty Contractors segments, respectively. As of September 30, 2020, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $5.1 billion, $1.9 billion and $1.9 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Retainage receivable	$637,124	$648,441
Costs and estimated earnings in excess of billings:
Claims	840,176	752,783
Unapproved change orders	448,600	415,489
Other unbilled costs and profits	99,234	68,462
Total costs and estimated earnings in excess of billings	1,388,010	1,236,734
Capitalized contract costs	72,543	74,452
Total contract assets	$2,097,677	$1,959,627
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
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and nine months ended September 30, 2021, $11.3 million and $36.6 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and nine months ended September 30, 2020, $12.5 million and $35.2 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Retainage payable	$286,036	$315,135
Billings in excess of costs and estimated earnings	754,939	839,222
Total contract liabilities	$1,040,975	$1,154,357
Retainage payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payable is not remitted to subcontractors until the associated retainage receivable from customers is collected.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and nine months ended September 30, 2021 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $288.0 million and $608.4 million, respectively. Revenue recognized during the three and nine months ended September 30, 2020 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $461.8 million and $662.7 million, respectively.
(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Cash and cash equivalents available for general corporate purposes	$66,240	$210,841
Joint venture cash and cash equivalents	121,295	163,448
Cash and cash equivalents	187,535	374,289
Restricted cash	6,922	77,563
Total cash, cash equivalents and restricted cash	$194,457	$451,852
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
Restricted cash primarily includes amounts held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit. As of December 31, 2020, restricted cash also included $69.9 million held to repay the outstanding principal balance of Convertible Notes, as defined in Note 9, which matured and were repaid on June 15, 2021.
(6)Earnings Per Common Share
Basic earnings per common share (“EPS”) and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units and unexercised stock options. Potentially dilutive securities also included the Convertible Notes (as defined in Note 9) prior to their repayment on June 15, 2021; however, the notes had no impact on diluted EPS. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share data)	2021	2020	2021	2020
Net income attributable to Tutor Perini Corporation	$15,394	$36,819	$62,593	$72,899

Weighted-average common shares outstanding, basic	51,072	50,787	50,995	50,598
Effect of dilutive restricted stock units and stock options	294	454	369	406
Weighted-average common shares outstanding, diluted	51,366	51,241	51,364	51,004

Net income attributable to Tutor Perini Corporation per common share:
Basic	$0.30	$0.72	$1.23	$1.44
Diluted	$0.30	$0.72	$1.22	$1.43

Anti-dilutive securities not included above	2,131	1,514	1,861	1,977
(7)Income Taxes
The Company’s effective income tax rates were 24.9% and 22.0% for the three and nine months ended September 30, 2021, respectively. The effective income tax rates for both periods were higher than the 21% federal statutory rate primarily due to state income taxes and adjustments recorded when the final 2020 tax return information became available, partially offset by earnings attributable to noncontrolling interests, for which income taxes are not the responsibility of the Company.
The Company’s effective tax rates for the three and nine months ended September 30, 2020 were 0.1% and 12.2%, respectively. The effective income tax rates were lower than the 21% federal statutory rate primarily due to the favorable tax rate differential realized on the 2019 net operating loss ("NOL") carryback and earnings attributable to noncontrolling interests, for which income taxes are not the responsibility of the Company. Under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020, the NOL generated in 2019 may be carried back up to five years, whereas under previous rules NOLs were only allowed to be carried forward. This allowed the Company to realize the benefit of the tax rate differential by carrying back the NOL to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%. The majority of the NOL benefit was recorded in the third quarter of 2020 when final tax return information was received from the Company's joint venture partners. These benefits to the effective tax rates for both periods of 2020 were partially offset by state income taxes, the impact of cancelled stock options and the lower vested amounts or forfeiture of restricted stock units, for which some or all of the share-based compensation expense recognized in prior periods was not deductible for income tax purposes.
(8)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through September 30, 2021:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2020	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2020	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2020	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of September 30, 2021	$205,143	$—	$—	$205,143
The Company tests the goodwill allocated to its Civil reporting unit for impairment annually on October 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performed its annual impairment test in the fourth quarter of 2020 using a weighted average of an

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

income and a market approach. These approaches utilize various valuation assumptions, and small changes to the assumptions could have a significant impact on the concluded fair value. Based on this assessment, the Company concluded goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its carrying value. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
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
Intangible Assets
Intangible assets consist of the following:

	As of September 30, 2021				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(25,620)	(23,232)	25,498	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(22,868)	(16,645)	287	12 years
Construction contract backlog	149,290	(129,016)	—	20,274	3 years
Total	$387,040	$(177,504)	$(113,067)	$96,469

	As of December 31, 2020				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	74,350	(23,754)	(23,232)	27,364	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(22,103)	(16,645)	1,052	12 years
Construction contract backlog	149,290	(105,001)	—	44,289	3 years
Total	$387,040	$(150,858)	$(113,067)	$123,115
Amortization expense for the three and nine months ended September 30, 2021 was $9.3 million and $26.6 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $9.3 million and $23.9 million, respectively. As of September 30, 2021, amortization expense is estimated to be $9.3 million for the remainder of 2021, $14.4 million in 2022, $2.5 million per year for the years 2023 through 2026 and $12.4 million thereafter.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(9)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2021	As of December 31, 2020
2017 Senior Notes	$495,994	$495,271
Term Loan B	406,835	408,458
2020 Revolver	—	—
Convertible Notes(a)	—	67,878
Equipment financing and mortgages	54,381	47,594
Other indebtedness	10,774	6,264
Total debt	967,984	1,025,465
Less: Current maturities(a)	28,029	100,188
Long-term debt, net	$939,955	$925,277
____________________________________________________________________________________________________
(a)The Company repaid the remaining principal balance of the Convertible Notes at maturity on June 15, 2021. As of December 31, 2020, the balance of the Convertible Notes was included in current maturities on the Condensed Consolidated Balance Sheet.
The following table reconciles the outstanding debt balances to the reported debt balances as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021			As of December 31, 2020
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(4,006)	$495,994	$500,000	$(4,729)	$495,271
Term Loan B	420,750	(13,915)	406,835	423,938	(15,480)	408,458
Convertible Notes	—	—	—	69,918	(2,040)	67,878
The unamortized issuance costs related to the 2020 Revolver were $2.2 million and $2.6 million as of September 30, 2021 and December 31, 2020, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.

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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (a) LIBOR or (b) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate for a one-month interest period plus 100 basis points) plus, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for LIBOR and between 3.50% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the 2020 Revolver is between 4.25% and 4.75% for LIBOR and 3.25% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the First Lien Net Leverage Ratio. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2020 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The agreement includes provisions for the replacement of LIBOR with an alternative benchmark rate in the event LIBOR is discontinued. The weighted-average annual interest rate on borrowings under the 2020 Revolver was 6.50% during the nine months ended September 30, 2021.
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
As of September 30, 2021, the entire $175 million was available under the 2020 Revolver and the Company had not utilized the 2020 Revolver for letters of credit. The Company was in compliance with the financial covenants under the 2020 Credit Agreement for the period ended September 30, 2021.
Termination of 2017 Credit Facility
On August 18, 2020, the Company used proceeds from the Term Loan B to repay outstanding amounts under its credit agreement (the “2017 Credit Facility”) with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders, at which time the 2017 Credit Facility was terminated.
Repurchase and Repayment of Convertible Notes
On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of the Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). The Company repaid the remaining $69.9 million principal balance of the Convertible Notes at maturity on June 15, 2021 using proceeds from the Term Loan B, which were held in a restricted cash account for this purpose. None of the Convertible Notes remained outstanding as of September 30, 2021.
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
Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,594	$25,781	$25,781
Interest on Term Loan B	6,198	2,919	18,407	2,919
Interest on 2020 Revolver	436	26	1,109	26
Interest on 2017 Credit Facility	—	588	—	5,341
Interest on Convertible Notes	—	995	921	3,870
Other interest	532	577	1,422	1,616
Cash portion of loss on extinguishment	—	786	—	786
Total cash interest expense	15,760	14,485	47,640	40,339

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	—	2,073	2,040	7,870
Amortization of discount and debt issuance costs on Term Loan B	547	253	1,613	253
Amortization of debt issuance costs on 2020 Revolver	142	64	426	64
Amortization of debt issuance costs on 2017 Credit Facility	—	198	—	1,002
Amortization of debt issuance costs on 2017 Senior Notes	245	229	723	674
Non-cash portion of loss on extinguishment	—	8,311	—	8,311
Total non-cash interest expense	934	11,128	4,802	18,174

Total interest expense	$16,694	$25,613	$52,442	$58,513
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes, Term Loan B and the Convertible Notes were 7.13%, 6.48% and 9.39%, respectively, for the nine months ended September 30, 2021.
(10)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2021, the Company’s operating leases have remaining lease terms ranging from less than one year to 17 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents components of lease expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$3,660	$3,563	$11,085	$10,991
Short-term lease expense(a)	17,951	24,502	57,377	64,823
	21,611	28,065	68,462	75,814
Less: Sublease income	176	193	522	851
Total lease expense	$21,435	$27,872	$67,940	$74,963
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of September 30, 2021	As of December 31, 2020
Assets
Right-of-use assets	Other assets	$55,845	$55,897
Total lease assets		$55,845	$55,897
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$8,060	$7,661
Long-term lease liabilities	Other long-term liabilities	51,690	51,336
Total lease liabilities		$59,750	$58,997
Weighted-average remaining lease term		11.9 years	12.5 years
Weighted-average discount rate		9.40%	9.22%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(10,344)	$(11,026)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$6,686	$6,251
The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2021:

Year (in thousands)	Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$3,422
2022	12,474
2023	9,688
2024	7,640
2025	6,803
Thereafter	66,473
Total lease payments	106,500
Less: Imputed interest	46,750
Total	$59,750

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
As of September 30, 2021, the Company has concluded that the potential for a material adverse financial impact on Five Star or the Company as a result of the investigation is remote.
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
The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief concerning contract interpretation, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. STP is also asserting extra-contractual and statutory claims against the Insurers. STP submitted damages to the Insurers in the King County lawsuit in the amount of $532 million. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi Zosen (“Hitachi”), the manufacturer of the TBM, joined the case as a plaintiff for costs incurred to repair the damages to the TBM. In April and September 2018, rulings received on pre-trial motions limited some of the potential recoveries under the Policy for

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

STP, WSDOT and Hitachi. On August 2, 2021, the Court of Appeals reversed in part certain of those limitations but affirmed other parts of those rulings. On September 1, 2021, STP, WSDOT and Hitachi sought discretionary review by the Washington Supreme Court of the portions of the Court of Appeals’ decision that affirmed the April and September 2018 decisions. STP also sought $532 million of damages from WSDOT related to the pipe-strike by the TBM in a related lawsuit in Thurston County (see following paragraph).
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
The Company recorded the impact of the jury verdict during the fourth quarter of 2019, resulting in a pre-tax charge of $166.8 million. The charge included a pre-tax accrual of $25.7 million (which is the Company’s 45% proportionate share of the $57.2 million in damages awarded by the jury to WSDOT). Payment of damages will only be made if the adverse verdict is upheld on appeal, as the payment is secured by a bond for the course of the appeal. Other than the possible future payment in cash of $25.7 million in damages, the charge was for non-cash write-downs primarily related to the costs and estimated earnings in excess of billings and receivables that the Company previously recorded to reflect its expected recovery in this case.
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
On June 5, 2020, the Developer, secured lenders and the Port Authority announced that they had reached a settlement of their disputes. As part of the settlement, the Port Authority waived the enforcement of its right to seek a “cure” pursuant to its lease agreement with the Developer which requires construction costs be paid prior to any sale of the leasehold, the sole asset in the Developer’s bankruptcy estate to be distributed in this bankruptcy. On July 14, 2020, the bankruptcy court conducted a hearing to determine (1) whether to approve the settlement agreement between the Developer, secured lenders and the Port Authority; and (2) whether TPBC can assert third-party beneficiary rights to the lease agreement and require that prior to the sale of the leasehold, any outstanding costs owed to contractors for the cost of building the project must be paid pursuant to the lease agreement’s “cure” provisions. On August 12, 2020, the bankruptcy court approved the settlement and denied TPBC’s third-party beneficiary rights under the lease agreement. On August 20, 2020, TPBC filed an appeal with the U.S. District Court for the Southern District of New York seeking to challenge the denial of its third-party beneficiary rights under the lease agreement’s “cure” provisions to avoid being subordinate to the claims of the secured lenders in the bankruptcy proceedings,

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

which was denied by the U.S. District Court on August 4, 2021 and is now before the Second Circuit Court of Appeals. On August 25, 2021, the bankruptcy court approved the sale of the leasehold, which was completed on August 31, 2021. On October 1, 2021, the bankruptcy court converted the case from a Chapter 11 to a Chapter 7 bankruptcy proceeding.
Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, seeking the same $113 million in damages pursuant to the lease agreement between the Port Authority and the Developer. On August 20, 2018, the Port Authority filed a motion to dismiss all causes of action, which was denied by the court on July 1, 2019. The Port Authority appealed this decision on July 15, 2019. On February 18, 2021, the Appellate Division affirmed in part and reversed in part the trial court's denial of the Port Authority's motion to dismiss TPBC’s causes of action. On March 29, 2021, the Port Authority filed a new motion to dismiss on additional grounds. In addition, on August 11, 2021, TPBC filed a second lawsuit against the Port Authority alleging tortious interference with TPBC’s right to recover under the lease agreement’s “cure” provision in the bankruptcy proceeding.
On January 27, 2020, TPBC filed separate litigation in the U.S. District Court for the Southern District of New York in which TPBC asserted related claims against individual owners of the Developer for their wrongful conversion of project funds and against lenders that received interest payments from project funds and other amounts earmarked to pay the contractors. On June 1, 2020, the defendants filed motions to dismiss, which were granted in part and denied in part, resulting in the lender defendants being dismissed from the lawsuit and the lawsuit against the individual owners of the Developer continuing. On July 26, 2021, the lawsuit was refiled in New York state court.
As of September 30, 2021, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners, certain lenders and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.
(12)Share-Based Compensation
As of September 30, 2021, there were 1,036,709 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the nine months ended September 30, 2021 and 2020, the Company granted the following share-based instruments: (1) restricted stock units totaling 555,986 and 75,000 with weighted-average fair values per share of $16.52 and $13.93, respectively; and (2) stock options totaling 100,000 and 75,000 with weighted-average fair values per share of $15.21 and $3.94, respectively, and weighted-average per share exercise prices of $19.24 and $25.70, respectively; and (3) unrestricted stock units totaling 96,668 and 194,177 with weighted-average fair values per share of $15.62 and $8.60, respectively. The Company also granted 275,986 cash-settled performance stock units (“CPSUs”) with a weighted-average grant date fair value per share of $20.21 during the nine months ended September 30, 2021. CPSUs vest upon satisfaction of market or performance conditions and are settled in cash based on the value of the Company’s common stock on the vesting date. CPSUs are classified as liability awards and are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings. Since no shares are issued, these awards do not dilute equity.
The fair value of restricted stock units and unrestricted stock is based on the closing price of the Company’s common stock on the New York Stock Exchange on the date of the grant and the fair value of stock options is based on the Black-Scholes model. The fair value of stock options granted during the first nine months of 2021 was determined using the Black-Scholes model based on the following weighted-average assumptions: (i) expected life of 6.5 years, (ii) expected volatility of 73.74%, (iii) risk-free rate of 1.44%, and (iv) no quarterly dividends. Certain performance-based awards contain market condition components and are valued on the date of grant using a Monte Carlo simulation model.
For certain restricted stock unit grants with guaranteed minimum payouts and CPSUs, the Company recognized liabilities totaling approximately $3.6 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively. The Company paid approximately $0.3 million to settle liability classified awards during each of the nine month periods ended September 30, 2021 and 2020.
For the three and nine months ended September 30, 2021, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $3.1 million and $8.1 million, respectively, and $2.5 million and $10.7 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the balance of unamortized share-based compensation expense was $20.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(13)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.
The following table sets forth a summary of the net periodic benefit cost for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$582	$758	$1,746	$2,273
Service cost	236	231	709	694
Expected return on plan assets	(1,015)	(1,006)	(3,045)	(3,017)
Recognized net actuarial losses	683	592	2,049	1,775
Net periodic benefit cost	$486	$575	$1,459	$1,725
The Company contributed $1.0 million and $3.2 million to its defined benefit pension plan during the nine months ended September 30, 2021 and 2020, respectively. Due to the election of certain options provided under the American Rescue Plan Act of 2021, enacted on March 11, 2021, the Company is not required to contribute additional amounts to the defined benefit pension plan for the remainder of 2021.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021				As of December 31, 2020
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$187,535	$—	$—	$187,535	$374,289	$—	$—	$374,289
Restricted cash(a)	6,922	—	—	6,922	77,563	—	—	77,563
Restricted investments(b)	—	86,576	—	86,576	—	78,912	—	78,912
Investments in lieu of retainage(c)	25,638	56,555	—	82,193	92,609	1,300	—	93,909
Total	$220,095	$143,131	$—	$363,226	$544,461	$80,212	$—	$624,673
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of September 30, 2021, consist of investments in corporate debt securities of $45.8 million, U.S. government agency securities of $40.0 million and corporate certificates of deposits of $0.8 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2020, restricted investments consisted of investments in U.S. government agency securities of $40.5 million, corporate debt securities of $37.5 million and corporate certificates of deposits of $0.9 million with

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

maturities of up to five years. The amortized cost of these available-for-sale securities at September 30, 2021 and December 31, 2020 was not materially different from the fair value.
(c)Investments in lieu of retainage are included in retainage receivable and as of September 30, 2021 are comprised of corporate debt securities of $55.3 million, money market funds of $25.6 million and municipal bonds of $1.3 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of corporate and municipal bonds have maturity periods up to five years, and are determined from a compilation of primarily observable market information, third-party quoted market prices, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets. As of December 31, 2020, investments in lieu of retainage consisted of money market funds of $92.6 million and municipal bonds of $1.3 million. The amortized cost of these available-for-sale securities at September 30, 2021 and December 31, 2020 was not materially different from the fair value.
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $513.6 million and $495.0 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the Convertible Notes was $69.1 million as of December 31, 2020 and the Company repaid the remaining principal balance of the notes at maturity on June 15, 2021. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $420.8 million and $425.0 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of September 30, 2021 and December 31, 2020.
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
As of September 30, 2021, the Company had unconsolidated VIE-related current assets and liabilities of $1.7 million and $1.5 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2020, the Company had unconsolidated VIE-related current assets and liabilities of $0.6 million and $0.5 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of September 30, 2021.
As of September 30, 2021, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $510.1 million and $3.3 million, respectively, as well as current liabilities of $460.8 million related to the operations of its consolidated VIEs. As of December 31, 2020, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $405.7 million and $14.2 million, respectively, as well as current liabilities of $514.9 million related to the operations of its consolidated VIEs.

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
(16)Changes in Equity
A reconciliation of the changes in equity for the three and nine months ended September 30, 2021 and 2020 is provided below:

	Three Months Ended September 30, 2021
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - June 30, 2021	$51,072	$1,130,368	$469,584	$(46,526)	$5,932	$1,610,430
Net income	—	—	15,394	—	10,847	26,241
Other comprehensive loss	—	—	—	(634)	(447)	(1,081)
Share-based compensation	—	2,030	—	—	—	2,030
Issuance of common stock, net	—	(2)	—	—	—	(2)
Contributions from noncontrolling interests	—	—	—	—	3,000	3,000
Distributions to noncontrolling interests	—	—	—	—	(10,000)	(10,000)
Balance - September 30, 2021	$51,072	$1,132,396	$484,978	$(47,160)	$9,332	$1,630,618

	Nine Months Ended September 30, 2021
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2020	$50,827	$1,127,385	$422,385	$(46,741)	$(10,911)	$1,542,945
Net income	—	—	62,593	—	30,364	92,957
Other comprehensive income (loss)	—	—	—	(419)	129	(290)
Share-based compensation	—	6,787	—	—	—	6,787
Issuance of common stock, net	245	(1,776)	—	—	—	(1,531)
Contributions from noncontrolling interests	—	—	—	—	7,000	7,000
Distributions to noncontrolling interests	—	—	—	—	(17,250)	(17,250)
Balance - September 30, 2021	$51,072	$1,132,396	$484,978	$(47,160)	$9,332	$1,630,618

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The components of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$683	$(191)	$492	$592	$(168)	$424
Foreign currency translation adjustments	(1,389)	264	(1,125)	1,333	(231)	1,102
Unrealized loss in fair value of investments	(581)	133	(448)	(281)	56	(225)
Total other comprehensive income (loss)	(1,287)	206	(1,081)	1,644	(343)	1,301
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	(447)	—	(447)	520	—	520
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(840)	$206	$(634)	$1,124	$(343)	$781
____________________________________________________________________________________________________
(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$2,049	$(574)	$1,475	$1,775	$(504)	$1,271
Foreign currency translation adjustments	(541)	188	(353)	(1,621)	365	(1,256)
Unrealized gain (loss) in fair value of investments	(1,828)	416	(1,412)	2,078	(455)	1,623
Total other comprehensive income (loss)	(320)	30	(290)	2,232	(594)	1,638
Less: Other comprehensive income (loss) attributable to noncontrolling interests(a)	129	—	129	(646)	—	(646)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(449)	$30	$(419)	$2,878	$(594)	$2,284
____________________________________________________________________________________________________
(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2021	$(43,104)	$(5,126)	$1,704	$(46,526)
Other comprehensive loss before reclassifications	—	(678)	(391)	(1,069)
Amounts reclassified from AOCI	492	—	(57)	435
Total other comprehensive income (loss)	492	(678)	(448)	(634)
Balance as of September 30, 2021	$(42,612)	$(5,804)	$1,256	$(47,160)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Nine Months Ended September 30, 2021
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2020	$(44,087)	$(5,322)	$2,668	$(46,741)
Other comprehensive loss before reclassifications	—	(482)	(1,218)	(1,700)
Amounts reclassified from AOCI	1,475	—	(194)	1,281
Total other comprehensive income (loss)	1,475	(482)	(1,412)	(419)
Balance as of September 30, 2021	$(42,612)	$(5,804)	$1,256	$(47,160)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended September 30, 2020
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2020	$(36,979)	$(6,563)	$2,945	$(40,597)
Other comprehensive income (loss) before reclassifications	—	582	(3)	579
Amounts reclassified from AOCI	424	—	(222)	202
Total other comprehensive income (loss)	424	582	(225)	781
Balance as of September 30, 2020	$(36,555)	$(5,981)	$2,720	$(39,816)

	Nine Months Ended September 30, 2020
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2019	$(37,826)	$(5,371)	$1,097	$(42,100)
Other comprehensive income (loss) before reclassifications	—	(610)	1,878	1,268
Amounts reclassified from AOCI	1,271	—	(255)	1,016
Total other comprehensive income (loss)	1,271	(610)	1,623	2,284
Balance as of September 30, 2020	$(36,555)	$(5,981)	$2,720	$(39,816)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statements of Income during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Location in Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Statements of Income	2021	2020	2021	2020
Component of AOCI:
Defined benefit pension plan adjustments	Other income (expense)	$683	$592	$2,049	$1,775
Income tax benefit	Income tax expense	(191)	(168)	(574)	(504)
Net of tax		$492	$424	$1,475	$1,271

Unrealized gain in fair value of investment adjustments	Other income (expense)	$(73)	$(281)	$(246)	$(323)
Income tax expense	Income tax expense	16	59	52	68
Net of tax		$(57)	$(222)	$(194)	$(255)
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2021 and 2020:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended September 30, 2021
Total revenue	$624,549	$395,013	$271,316	$1,290,878		$—		$1,290,878
Elimination of intersegment revenue	(78,331)	(34,072)	(253)	(112,656)		—		(112,656)
Revenue from external customers	$546,218	$360,941	$271,063	$1,178,222		$—		$1,178,222
Income (loss) from construction operations	$62,555	$10,786	$(5,470)	$67,871		$(15,778)	(a)	$52,093
Capital expenditures	$7,847	$87	$134	$8,068		$234		$8,302
Depreciation and amortization(b)	$26,234	$416	$777	$27,427		$2,634		$30,061

Three Months Ended September 30, 2020
Total revenue	$723,324	$552,823	$322,091	$1,598,238		$—		$1,598,238
Elimination of intersegment revenue	(111,328)	(44,683)	(136)	(156,147)		—		(156,147)
Revenue from external customers	$611,996	$508,140	$321,955	$1,442,091		$—		$1,442,091
Income (loss) from construction operations	$70,237	$15,815	$9,700	$95,752	(c)	$(12,731)	(a)	$83,021
Capital expenditures	$10,996	$438	$224	$11,658		$352		$12,010
Depreciation and amortization(b)	$26,659	$419	$1,002	$28,080		$2,778		$30,858
____________________________________________________________________________________________________
(a)Consists primarily of corporate general and administrative expenses.
(b)Depreciation and amortization is included in income (loss) from construction operations.
(c)During the three months ended September 30, 2020, income (loss) from construction operations was positively impacted by $19.6 million (a favorable after-tax impact of $14.1 million, or $0.28 per diluted share) as a result of a favorable arbitration decision related to a dispute in the Specialty Contractors segment. This favorable impact was largely offset by an adverse impact of $15.2 million (an unfavorable after-tax impact of $10.9 million, or $0.21 per diluted share) due to an unfavorable legal ruling pertaining to a mechanical project in California in the Specialty Contractors segment.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Nine Months Ended September 30, 2021
Total revenue	$1,850,748	$1,267,984	$877,634	$3,996,366		$—		$3,996,366
Elimination of intersegment revenue	(273,603)	(117,150)	(553)	(391,306)		—		(391,306)
Revenue from external customers	$1,577,145	$1,150,834	$877,081	$3,605,060		$—		$3,605,060
Income (loss) from construction operations	$187,733	$19,514	$5,814	$213,061	(a)	$(42,511)	(b)	$170,550
Capital expenditures	$26,027	$211	$298	$26,536		$626		$27,162
Depreciation and amortization(c)	$80,125	$1,272	$2,628	$84,025		$8,171		$92,196

Nine Months Ended September 30, 2020
Total revenue	$1,948,095	$1,548,223	$839,040	$4,335,358		$—		$4,335,358
Elimination of intersegment revenue	(280,494)	(85,298)	(319)	(366,111)		—		(366,111)
Revenue from external customers	$1,667,601	$1,462,925	$838,721	$3,969,247		$—		$3,969,247
Income (loss) from construction operations	$181,756	$37,120	$6,591	$225,467	(d)	$(37,523)	(b)	$187,944
Capital expenditures	$41,139	$636	$952	$42,727		$669		$43,396
Depreciation and amortization(c)	$67,050	$1,274	$2,990	$71,314		$8,320		$79,634
____________________________________________________________________________________________________
(a)During the nine months ended September 30, 2021, the Company recorded a reduction of $20.1 million in cost of operations (an after-tax impact of $14.6 million, or $0.28 per diluted share) due to a favorable legal judgment on a completed electrical project in New York in the Specialty Contractors segment. The judgment awarded the Company the recovery of certain costs previously incurred. The Company also recognized $18.1 million of additional revenue (an after-tax impact of $13.0 million, or $0.25 per diluted share) as a result of favorable adjustments on a Civil segment mass-transit project reflecting improved profitability due to the mitigation of certain risks as the project progresses toward completion. The Company’s income from construction operations was also negatively impacted by $14.5 million (an after-tax impact of $10.5 million, or $0.21 per diluted share) due to changes in estimates on an electrical project in New York in the Specialty Contractors segment that included unfavorable adjustments and the negative impact to the period associated with increases to project forecasts due to growth in unapproved change orders (expected to be negotiated in future periods).
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the nine months ended September 30, 2020, income (loss) from construction operations was adversely impacted by $15.2 million (an unfavorable after-tax impact of $10.9 million, or $0.21 per diluted share) in the third quarter of 2020 due to an unfavorable legal ruling pertaining to a mechanical project in California in the Specialty Contractors segment, as well as by $13.2 million (an unfavorable after-tax impact of $9.5 million, or $0.19 per diluted share) in the second quarter of 2020 due to an adverse arbitration ruling pertaining to an electrical project in New York in the Specialty Contractors segment. These adverse impacts were mostly offset by $19.6 million (a favorable after-tax impact of $14.1 million, or $0.28 per diluted share) in the third quarter of 2020 as a result of a favorable arbitration decision related to a dispute in the Specialty Contractors segment.
A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income from construction operations	$52,093	$83,021	$170,550	$187,944
Other income (expense)	(464)	(8,048)	1,142	(8,364)
Interest expense	(16,694)	(25,613)	(52,442)	(58,513)
Income before income taxes	$34,935	$49,360	$119,250	$121,067

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Total assets by segment were as follows:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Civil	$3,255,994	$3,141,991
Building	1,054,260	1,147,649
Specialty Contractors	654,946	673,891
Corporate and other(a)	(137,450)	82,086
Total assets	$4,827,750	$5,045,617
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discusses our financial position as of September 30, 2021 and the results of our operations for the three and nine months ended September 30, 2021 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2020, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2020 and in Part II, Item 1A below.
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
•Increased competition and failure to secure new contracts;
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
Executive Overview
COVID-19 Update
Since the onset of the COVID-19 pandemic in early 2020, the pandemic has caused occasional shortages in available manpower, reductions in field labor productivity, other inefficiencies, delays to project schedules and deferrals of project execution. As a result, we continue to incur incremental costs, much of which we are seeking to recover from our customers as allowed by contractual terms. The relief sought from customers, some of which has already been received, together with certain incremental project opportunities that resulted from the pandemic, has helped to mitigate the pandemic's negative impact on our financial results. In addition, we continue to experience delays in certain legal proceedings, as various courts and other arbitrators process a large backlog of cases that were impacted by the pandemic. These delays in resolving and recovering on such claims continue to adversely affect our liquidity and financial results.
Until recently, the COVID-19 pandemic has had an adverse effect on the volume and timing of our new awards. This has negatively impacted our backlog and operating results. In addition, many of our state and local government customers’ revenue sources were negatively impacted by the pandemic due to severely curtailed ridership on mass-transit systems (buses, subways, trains, etc.), travel on commercial airlines, and driving by the general public, which resulted in reduced fare and toll collections, lower fuel tax receipts and reduced airport and other facility usage fees. Sales and other tax revenues were also negatively affected by reduced spending, as the retail, travel, hospitality and entertainment industries, among others, suffered through periodic government-imposed shut-downs or occupancy restrictions. The significant revenue reductions experienced by some of our customers have adversely impacted their ability to pay the Company timely for amounts due. The revenue reductions have also led to, and could result in, customers delaying bid solicitations and contract awards for some of their planned infrastructure projects. The potential for continued or new pandemic-related delays in project bids and awards could result in lower-than-expected revenue and earnings until such time as the federal government provides supplemental funding support to our customers (should that occur) or when customers’ funding uncertainties are otherwise resolved. The Biden Administration continues to work on securing congressional passage of a large-scale infrastructure funding bill, which, if passed, is expected to provide substantial incremental funding for various infrastructure projects nationwide over a multi-year period.
Due to the fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals react and respond to the pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, results of operations, financial condition or liquidity.
Operating Results
Consolidated revenue for the three and nine months ended September 30, 2021 was $1.2 billion and $3.6 billion, respectively, compared to $1.4 billion and $4.0 billion for the same periods in 2020. The decrease for both periods was primarily due to reduced project execution activities in the Building segment, as various projects have completed or are nearing completion, while newer projects that have been recently awarded are yet to contribute to revenue. Revenue for both periods of 2020 and 2021 was negatively impacted by the COVID-19 pandemic, which resulted in delays in new awards. The pandemic also caused delays in the execution of certain projects, which negatively impacted revenue for both periods of 2020 and the first nine months of 2021.
Income from construction operations decreased 37% and 9% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The decrease for the third quarter of 2021 was largely driven by the net impact of incrementally larger unfavorable adjustments on certain electrical projects in the Northeast in the Specialty Contractors segment in the third quarter of 2021 when compared to the prior-year quarter, which were immaterial individually and in the aggregate, as well as the absence in the current-year quarter of the net impact of a $19.6 million prior-year gain from a favorable arbitration decision, which reduced segment general and administrative expenses, and a $15.2 million prior-year charge due to an unfavorable legal ruling pertaining to a mechanical project in California. To a lesser extent, the decrease was also due to lower contributions from certain Civil segment projects in the Northeast and reduced contributions in all segments related to the COVID-19 impacts on revenue due to delays in new awards in prior periods. The decrease for the nine-month period of 2021 was primarily due to certain unfavorable adjustments in the Building segment, which were also immaterial individually and in the aggregate, reduced project execution activities on certain completing Building segment projects and reduced contributions in all segments associated with the COVID-19 impacts on revenue due to delays in new awards and the execution of certain projects. Both nine-month periods were negatively impacted by unfavorable adjustments to certain electrical projects in the Northeast in the Specialty Contractors segment. Additional factors that affected income from construction operations within each of the Civil and Specialty Contractors segments are discussed below in the Results of Segment Operations section.
The effective tax rate was 24.9% and 22.0% for the three and nine months ended September 30, 2021, respectively, compared to 0.1% and 12.2% for the comparable periods in 2020. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Net income attributable to the Company for the three and nine months ended September 30, 2021 was $15.4 million and $62.6 million, respectively, compared to $36.8 million and $72.9 million for the same periods in 2020. Diluted earnings per common share for the three and nine months ended September 30, 2021 was $0.30 and $1.22, respectively, compared to diluted earnings per common share of $0.72 and $1.43 for the same periods in 2020. The decrease in net income attributable to the Company, and correspondingly EPS, for both periods was primarily due to the factors discussed above that drove the decrease in income from construction operations.
Consolidated new awards for the three and nine months ended September 30, 2021 totaled $2.1 billion and $3.7 billion, respectively, compared to $0.6 billion and $1.9 billion for the same periods in 2020. The Building and Civil segments were the primary contributors to the new award activity in the third quarter of 2021. The most significant new awards in the third quarter of 2021 included a large health care facility project in California (contract value was not publicly announced); the $471 million LAX Airport Metro Connector project; the $220 million I-70 Missouri River Bridge project; a $122 million military range project and a $98 million military housing project, both in Guam; and the Company’s $71 million share of the $178 million Friant-Kern Canal project in California.
Consolidated backlog as of September 30, 2021 was $8.4 billion, up slightly compared to $8.3 billion at December 31, 2020 and up 12% compared to $7.5 billion at June 30, 2021. As of September 30, 2021, the mix of backlog by segment was approximately 54% for Civil, 29% for Building and 17% for Specialty Contractors. The increase in backlog in the third quarter of 2021 was driven by various new awards, including those mentioned above, as well as other smaller new awards and contract adjustments.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2020 to September 30, 2021:

(in millions)	Backlog at December 31, 2020	New Awards(a)	Revenue Recognized	Backlog at September 30, 2021(b)
Civil	$4,783.6	$1,308.7	$(1,577.2)	$4,515.1
Building	1,702.3	1,872.9	(1,150.8)	2,424.4
Specialty Contractors	1,859.8	486.2	(877.1)	1,468.9
Total	$8,345.7	$3,667.8	$(3,605.1)	$8,408.4
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
The Company is unable to predict the future impacts of the COVID-19 pandemic, due to, among other things, the uncertainty of vaccination coverage, infection rates, the duration of effectiveness of vaccinations, their effectiveness against current and future variants and how government entities and our customers respond to these factors. The outlook for the Company’s growth over the next several years remains favorable, but the impact of the COVID-19 pandemic could continue to adversely affect future performance and operations, and the amount and timing of new work awarded. In addition, the Company’s growth could continue to be impacted by future project delays or the timing of project commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities. In elections over the past several years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. In Seattle, Washington, Sound Transit 3 was passed and is expected to generate $54 billion of funding over 25 years. Interest rates have remained at historically low levels, which may be conducive to continued, and potentially increased, spending on infrastructure projects.

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
The Company has certain large civil projects in the Northeast that are completing or will be nearing completion in 2021. The Company is pursuing several large prospective projects on the West Coast, in the Northeast and in Guam that are expected to be bid and awarded later this year and in 2022. As a result, revenue will likely decline in 2021 because the timing and magnitude of revenue contributions from these prospective projects are not expected to offset revenue reductions associated with the projects that will be completed or progressing toward completion in 2021. In addition, as discussed above, the COVID-19 pandemic has resulted in, and could again result in, delays in the bidding and awarding of certain projects the Company is pursuing, which could further delay large new revenue streams.
For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue	$546.2	$612.0	$1,577.2	$1,667.6
Income from construction operations	62.6	70.2	187.7	181.8
Revenue for the three and nine months ended September 30, 2021 decreased 11% and 5%, respectively, compared to the same periods in 2020. The decrease for both periods was primarily due to reduced project execution activities on various projects in the Northeast. Revenue for both periods of 2020 and 2021 was reduced by the aforementioned COVID-19 impacts.
Income from construction operations decreased 11% and increased 3% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The decrease for the third quarter of 2021 was primarily due to the impact of volume reductions in the Northeast, as mentioned above. Despite the modest revenue decline for the nine-month period of 2021, income from construction operations increased slightly due to contributions from higher-margin projects, including $18.1 million of favorable adjustments on a mass-transit project reflecting improved profitability due to the mitigation of certain risks as the project progresses toward completion. The increase was partially offset by the aforementioned volume reductions.
Operating margin was 11.5% and 11.9% for the three and nine months ended September 30, 2021, respectively, compared to 11.5% and 10.9% for the same periods in 2020. The margin increase for the nine-month period of 2021 was due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards in the Civil segment totaled $732 million and $1.3 billion for the three and nine months ended September 30, 2021, respectively, compared to $282 million and $838 million for the same periods in 2020. The most significant new awards in the third quarter of 2021 included the $220 million I-70 Missouri River Bridge project; a $122 million military range project and a $98 million military housing project, both in Guam; and the Company’s $71 million share of the $178 million Friant-Kern Canal project in California. There are several large Civil segment opportunities that have already been bid or are expected to be bid and/or potentially awarded to the Company later this year and in 2022. The COVID-19 pandemic has resulted in significant revenue shortfalls for many state and local government agencies since 2020, and may continue to cause the deferrals or cancellations of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of anticipated funding from the federal government.
Backlog for the Civil segment was $4.5 billion as of September 30, 2021 compared to $5.2 billion as of September 30, 2020. The decrease has been the result of relatively fewer and smaller new awards thus far in 2021, primarily due to the timing of recent and upcoming bids and potential new awards for large prospective projects and impacts from the COVID-19 pandemic on new awards. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, substantial anticipated funding from various voter-approved transportation measures and public agencies’ long-term spending plans. The Civil segment is well-positioned to continue capturing its share of these prospective projects.
Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue	$360.9	$508.1	$1,150.8	$1,462.9
Income from construction operations	10.8	15.8	19.5	37.1
Revenue for the three and nine months ended September 30, 2021 decreased 29% and 21%, respectively, compared to the same periods in 2020, primarily due to reduced project execution activities on certain projects in California that are completed or nearing completion. Revenue for both periods of 2020 and 2021 was reduced by the aforementioned COVID-19 impacts.
Income from construction operations for the three and nine months ended September 30, 2021 decreased 32% and 47%, respectively, compared to the same periods in 2020. The decrease for the three-month period of 2021 was primarily due to the volume reductions mentioned above. The decrease for the nine-month period of 2021 was primarily due to unfavorable adjustments on certain projects, which were immaterial individually and in the aggregate, as well as the volume reductions mentioned above.
Operating margin was 3.0% and 1.7% for the three and nine months ended September 30, 2021, respectively, compared to 3.1% and 2.5% for the same periods in 2020. The margin decrease for the nine-month period of 2021 was due to the aforementioned factors that drove the changes in revenue and income from construction operations.
New awards in the Building segment totaled $1.1 billion and $1.9 billion for the three and nine months ended September 30, 2021, respectively, compared to $186 million and $629 million for the same periods in 2020. The most significant new awards in the third quarter of 2021 included a large health care facility project in California (contract value was not publicly announced) and the $471 million LAX Airport Metro Connector project.
Backlog for the Building segment was $2.4 billion as of September 30, 2021 compared to $2.0 billion as of September 30, 2020. The increase was driven by the two large new awards mentioned above, as well as various other smaller new awards. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. We expect demand to grow as economic conditions improve and customer spending increases, which continue to be supported by a historically low interest rate environment. However, the COVID-19 pandemic has resulted in, and could continue to result in, reduced demand for our building construction services.
Specialty Contractors Segment
Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue	$271.1	$322.0	$877.1	$838.7
Income (loss) from construction operations	(5.5)	9.7	5.8	6.6
Revenue for the three months ended September 30, 2021 decreased 16% compared to the same period in 2020. Revenue for the nine months ended September 30, 2021 was essentially level compared to the same period in 2020. The decrease for the third quarter of 2021 was principally driven by a net reduction in project execution activities on certain mechanical and electrical projects in the Northeast and California. Revenue for both periods of 2020 and 2021 was reduced by the aforementioned COVID-19 impacts.
Income (loss) from construction operations for the three months ended September 30, 2021 was $(5.5) million compared to $9.7 million for the comparable period in 2020. The decrease for the third quarter of 2021 was primarily due to the net impact of incrementally larger unfavorable adjustments on certain electrical projects in the Northeast, which were immaterial individually and in the aggregate, as well as the absence in the current-year quarter of the net impact of a $19.6 million prior-

year favorable arbitration decision and a $15.2 million prior-year unfavorable legal ruling pertaining to a mechanical project in California.
Income from construction operations for the nine months ended September 30, 2021 was $5.8 million compared to $6.6 million for the comparable period in 2020. The slight decrease was due to the net impact of many larger offsetting items, including an unfavorable $23.7 million current-year impact of changes in estimates on certain electrical projects in New York that included unfavorable adjustments and the negative impact to the period associated with increases to project forecasts due to growth in unapproved change orders (expected to be negotiated in future periods), with one of the projects having a negative impact of $14.5 million. The decrease was also driven by the absence in the current year of the net impact of the aforementioned favorable arbitration decision and unfavorable legal ruling. The decrease for the nine-month period was mostly offset by a $20.1 million favorable adjustment in the second quarter of 2021 related to a legal judgment on a completed electrical project in New York and the absence of a $13.2 million prior-year impact from an adverse arbitration ruling related to another electrical project in New York.
Operating margin was (2.0)% and 0.7% and for the three and nine months ended September 30, 2021, respectively, compared to 3.0% and 0.8% for the same periods in 2020. The decrease in operating margin for the third quarter of 2021 was principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Specialty Contractors segment totaled $191 million and $486 million for the three and nine months ended September 30, 2021, respectively, compared to $157 million and $463 million for the same periods in 2020. The COVID-19 pandemic has resulted in, and could continue to result in, reduced demand from certain commercial and government customers that have been experiencing funding constraints.
Backlog for the Specialty Contractors segment was $1.5 billion as of September 30, 2021 compared to $2.0 billion as of September 30, 2020. The decrease was driven by revenue that has exceeded the volume of new awards thus far in 2021, as new awards for the segment have continued to be negatively impacted by the COVID-19 pandemic. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s backlog of large Civil and Building segment projects, but also remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $15.8 million and $42.5 million during the three and nine months ended September 30, 2021, respectively, compared to $12.7 million and $37.5 million during the three and nine months ended September 30, 2020, respectively. The increase in the three and nine months ended September 30, 2021 was primarily due to higher compensation expenses and travel-related expenses compared to the same periods in 2020.
Other Income (Expense), Interest Expense and Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Other income (expense)	$(0.5)	$(8.1)	$1.1	$(8.4)
Interest expense	(16.7)	(25.6)	(52.4)	(58.5)
Income tax expense	(8.7)	—	(26.3)	(14.7)
Other income (expense) improved by $7.6 million and $9.5 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The improvements in the 2021 periods were primarily due to the absence of a charge in 2020 related to the unfavorable resolution of a dispute pertaining to a past business acquisition.
Interest expense decreased $8.9 million and $6.1 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The decreases in the 2021 periods were primarily due to the absence of extinguishment costs recognized in 2020 related to debt refinancing.
The effective tax rate was 24.9% and 22.0% for the three and nine months ended September 30, 2021, respectively, compared to 0.1% and 12.2% for the same periods in 2020, respectively. The higher effective income tax rate for the three and nine months ended September 30, 2021 is primarily due to the absence of the favorable rate impact recognized in the 2020 periods from the net operating loss carryback as a result of the Coronavirus Aid, Relief, and Economic Security Act. For a further discussion of income taxes, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175 million and available cash balances as of September 30, 2021, will be sufficient to fund any working capital needs and debt maturities for the next 12 months, provided that we are not adversely impacted by unanticipated future events, including further impacts related to the COVID-19 pandemic as discussed above in COVID-19 Update. However, liquidity is being, and could continue to be, adversely impacted by our inability to collect cash due to the follow-on impacts of COVID-19, which have constrained certain customers’ funding sources and delayed their ability to make payments on approved contract work. In addition, the follow-on effects of COVID-19 have further hindered the Company’s ability to resolve unapproved work, resulting in the need for the Company to temporarily fund certain project costs that would normally be more promptly negotiated, billed to and collected from the customer, which has largely contributed to an increase in costs and estimated earnings in excess of billings (“CIE”). The timing of collection of amounts due to the Company and the timing of resolution of these other matters remain uncertain.
Cash and Working Capital
Cash and cash equivalents were $187.5 million as of September 30, 2021 compared to $374.3 million as of December 31, 2020. Cash immediately available for general corporate purposes was $66.2 million and $210.8 million as of September 30, 2021 and December 31, 2020, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $93.5 million as of September 30, 2021 compared to $156.5 million as of December 31, 2020. Restricted cash and restricted investments at September 30, 2021 were primarily held to secure insurance-related contingent obligations. Restricted cash as of December 31, 2020 also included cash held to repay the $69.9 million outstanding principal balance of the Convertible Notes, which were repaid at maturity on June 15, 2021 (see Note 9 of the Notes to Condensed Consolidated Financial Statements).
During the nine months ended September 30, 2021, net cash used in operating activities was $152.6 million, due primarily to investments in project working capital partially offset by cash generated from earnings sources. The increase in working capital for the first nine months of 2021 primarily reflects an increase in CIE and a decrease in accounts payable due to timing of payments to suppliers and subcontractors. The increase in CIE was primarily due to the follow-on impacts of the COVID-19 pandemic, which has caused delays in the negotiation and resolution of certain claims and unapproved change orders (due to the postponement or deferrals of certain legal and arbitration proceedings and settlement discussions), and constrained customers’ revenue and funding sources, thereby limiting their budgetary discretion to pay the Company for changes approved in scope but for which pricing is pending. During the nine months ended September 30, 2020, net cash provided by operating activities was $131.0 million, due primarily to cash generated from earnings sources, partially offset by investment in working capital. The increase in working capital for the first nine months of 2020 primarily reflected an increase in accounts receivable due to timing of collections, partially offset by an increase in accounts payable due to timing of payments to suppliers and subcontractors.
Cash flow from operating activities decreased $283.6 million when comparing the first nine months of 2021 with the same period of 2020. The decrease in cash from operating activities in the first nine months of 2021 compared to 2020 substantially reflects an increase in investment in working capital primarily as a result of a current-year decrease in accounts payable compared to an increase in the prior year due to timing of payments to vendors and subcontractors, a current-year decrease in billings in excess of costs and estimated earnings compared to an increase in the prior year, and a larger current-year increase in CIE compared to the prior year, partially offset by a current-year decrease in accounts receivable compared to an increase in the prior year.
Cash used in investing activities during the first nine months of 2021 was $31.0 million primarily due to the acquisition of property and equipment for projects totaling $27.2 million, as well as net cash used in investment transactions of $9.1 million. Cash used in investing activities during the first nine months of 2020 was $32.9 million, primarily due to the acquisition of property and equipment for projects totaling $43.4 million, partially offset by proceeds from the sale of property and equipment of $13.3 million.
Net cash used in financing activities was $73.8 million for the first nine months of 2021, which was primarily driven by a $61.9 million net repayment of borrowings, including the repayment of the remaining principal balance of the Convertible

Notes, and $10.3 million of net distributions to noncontrolling interests. Net cash provided by financing activities for the comparable period in 2020 was $129.1 million, which was primarily driven by increased net borrowings of $178.8 million, partially offset by $37.2 million of cash distributions to noncontrolling interests.
At September 30, 2021, we had working capital of $2.0 billion, a ratio of current assets to current liabilities of 2.04 and a ratio of debt to equity of 0.59, compared to working capital of $1.8 billion, a ratio of current assets to current liabilities of 1.80 and a ratio of debt to equity of 0.66 at December 31, 2020.
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
The table below presents our actual and required consolidated first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
September 30, 2021
	Actual	Required
First lien net leverage ratio	1.09 to 1.00	≤ 2.75 : 1.00
As of September 30, 2021, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Repurchase and Repayment of Convertible Notes
On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of the Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). The Company repaid the remaining principal balance of the Convertible Notes at maturity on June 15, 2021 using proceeds from the Term Loan B which were held in a restricted cash account for this purpose. None of the Convertible Notes remained outstanding as of September 30, 2021.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our subsequent Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
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

Item 6. Exhibits

Exhibits	Description
10.1	Form of Cash-Settled Performance Stock Unit Award Agreement.
10.2
Amended and Restated Employment Agreement, effective as of June 1, 2021, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 30, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: November 3, 2021	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer