Form 10-K
period 2021-12-31
TUTOR PERINI CORP
filed 2022-02-24
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ -to- __________
Commission File Number: 1-6314
Tutor Perini Corporation

(Exact name of registrant as specified in its charter)
Massachusetts	04-1717070
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15901 Olden Street, Sylmar, California	91342
(Address of principal executive offices)	(Zip Code)
(818) 362-8391
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TPC	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $573,656,973 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of Common Stock, $1.00 par value per share, outstanding at February 17, 2022 was 51,095,706.
Documents Incorporated by Reference
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TUTOR PERINI CORPORATION
2021 ANNUAL REPORT ON FORM 10-K

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
We have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work; concrete forming and placement; steel erection; electrical; mechanical; plumbing; heating, ventilation and air conditioning (HVAC); and fire protection. During 2021, we performed work on more than 1,600 construction projects.
In 2021, ENR ranked Tutor Perini as the seventh largest domestic contractor. We are recognized as one of the leading civil contractors in the United States, as evidenced by our performance on several of the country’s largest mass-transit and transportation projects, such as Newark Liberty International Airport Terminal One (“Newark Airport Terminal One”), the East Side Access project in New York City, the California High-Speed Rail System, the Alaskan Way Viaduct Replacement (the “SR 99”) project in Seattle, major portions of the Red Line and Purple Line segments of the Los Angeles Metro subway system, and the San Francisco Central Subway extension to Chinatown. We are also recognized as one of the major building contractors in the United States, as evidenced by our performance on several of the country’s largest building development projects, including Hudson Yards in New York City and CityCenter and the Cosmopolitan Resort and Casino, both in Las Vegas.
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
In its 2021 rankings, ENR ranked us as the nation’s largest contractor in the transportation market and third largest domestic heavy contractor.
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
We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed, or are currently working on, some of the most significant civil construction projects in the United States. For example, we are currently working on Newark Airport Terminal One, the East Side Access project in New York City, the first phase of the California High-Speed Rail project, the Purple Line Segments 2 and 3 expansion projects in Los Angeles, the San Francisco Central Subway extension to Chinatown and the Minneapolis Southwest Light Rail Transit project. We have also completed major projects such as the SR 99 project in Seattle; the platform over the eastern rail yard at Hudson Yards in New York City; the rehabilitation of the Verrazano-Narrows Bridge in New York; and multiple runway reconstruction projects at the John F. Kennedy International Airport in New York, Los Angeles International Airport and Fort Lauderdale-Hollywood International Airport, among others.
We believe the Civil segment provides us with significant opportunities for growth due to the condition of existing infrastructure coupled with large government funding sources dedicated to the replacement and reconstruction of aging U.S. infrastructure. In addition, infrastructure programs generally garner popular, bipartisan support from the public and elected officials due to their favorable long-term economic impacts, including significant job creation. Funding for major Civil segment infrastructure projects is typically provided through a combination of one or more of the following: local, regional, state and federal loans and grants; other direct allocations sourced through tax revenue; bonds; user fees; and, for certain projects, private capital.
On November 15, 2021, the bipartisan Infrastructure Investment and Jobs Act of 2021 (the “IIJA”) was enacted into law. The IIJA provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The IIJA marks the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the next 10 years, and much of it will be invested in end markets that are directly aligned with our market focus. Accordingly, we believe that this significant level of sustained, incremental funding will favorably impact our current work and prospective opportunities over the next decade.
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
In its 2021 rankings, ENR ranked us as the 17th largest domestic building contractor. We are a recognized leader in the hospitality and gaming market, specializing in the construction of high-end resorts and casinos. We work with hotel operators, Native American tribal councils, developers and architectural firms to provide diversified construction services to meet the challenges of new construction and renovation of hotel and resort properties. We believe that our reputation for completing projects on time is a significant competitive advantage in this market, as any delay in project completion could result in significant loss of revenue for the customer.
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
We have completed, or are currently working on, various large private and public building projects across a wide array of end markets. Specific projects include Newark Airport Terminal One; three large corporate office buildings in northern California for distinct confidential technology customers; a commercial office tower and a multi-unit residential tower, both at Hudson Yards in New York City; the El Camino Hospital Integrated Medical Office Building in El Camino, California; Kaiser Hospital buildings in San Leandro, Redwood City and Roseville, California; the Choctaw Casino and Resort in Durant, Oklahoma; the Pechanga Resort and Casino expansion in Temecula, California; the O Street Government Office Building in Sacramento, California; and courthouses in San Bernardino and San Diego, California and Broward County, Florida. As a result of our reputation and track record, we were previously awarded and completed contracts for several marquee hospitality and gaming projects in Las Vegas, including CityCenter, the Cosmopolitan Resort and Casino and the Wynn Encore Hotel. These projects span a wide array of building end markets and illustrate our Building segment’s résumé of successfully completed large-scale public and private projects.
Specialty Contractors Segment
Our Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC and fire protection systems for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment provides unique strengths and vertically integrated service capabilities that position us as a full-service contractor with greater control over project bids and costs, scheduled work, project delivery and risk management. The majority of work performed by the Specialty Contractors segment is contracted directly with state and local municipal agencies, real estate developers, school districts and other commercial and industrial customers. A significant portion of the segment's work has been, and is expected to continue to be, performed for our Civil and Building segments.
The Specialty Contractors segment is comprised of several operating units that provide unique services in various regions of the United States. Five Star Electric Corp. (“Five Star”) is an industry leader and one of the largest electrical contractors in New York City. Five Star provides construction services, including power, lighting, fire alarm, security, telecommunications, low voltage and wireless systems to both the public and private sectors. These services are provided across end markets that include multi-unit residential, hotels, commercial offices, industrial, mass transit, education, retail, sports and entertainment, health care and water treatment. Fisk Electric (“Fisk”) covers many of the major commercial, transportation and industrial electrical construction markets in California and the southern United States, with the ability to cover other attractive markets nationwide. Fisk’s expertise is in the design and development of electrical and technology systems for major projects spanning a broad variety of project types, including commercial office buildings, sports arenas, hospitals, research laboratories, hotels and casinos, convention centers, manufacturing plants, refineries, and water and wastewater treatment facilities. WDF, Nagelbush and Desert Mechanical each provide mechanical, plumbing, HVAC and fire protection services to a range of customers in a wide variety of markets, including transportation, commercial/industrial, schools and universities and residential. WDF is one of the largest mechanical contractors serving the New York City metropolitan region. Nagelbush operates primarily in Florida and Desert Mechanical operates primarily in the western United States.
Our Specialty Contractors business units have completed, or are currently working on, various portions of the East Side Access project in New York City, various projects at the World Trade Center and at Hudson Yards in New York City, and upgrades and rehabilitations at various New York City public housing facilities. The Specialty Contractors segment has also supported, or is currently supporting, several large projects in our Civil and Building segments, including the SR 99 project in Seattle; the San Francisco Central Subway extension to Chinatown; the Purple Line Segments 2 and 3 expansion projects in Los Angeles; Newark Airport Terminal One; the California High Speed Rail project in central California; McCarran International Airport Terminal 3 in Las Vegas; and several marquee hospitality and gaming projects in Las Vegas, including CityCenter, the Cosmopolitan Resort and Casino, and the Wynn Encore Hotel.
For information regarding the breakdown of our revenue by segment, end market, customer type and contract type, see Note 3 of the Notes to Consolidated Financial Statements. In addition, financial information about geographic areas is discussed in Note 14 of the Notes to Consolidated Financial Statements.
Backlog
Backlog in our industry is a measure of the total value of work that is remaining to be performed on projects that have been awarded. We include a construction project in our backlog when a contract is awarded or when we have otherwise received written definitive notice that the project has been awarded to us and there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place). As a result, we believe our backlog is firm, and although cancellations or scope adjustments may occur, historically they have not been material. We estimate that approximately $4 billion, or 46%, of our backlog as of December 31, 2021 will be recognized as revenue in 2022. Our backlog by segment, end market, customer type and contract type is presented in the following tables:

	As of December 31,
(in thousands)	2021		2020
Backlog by business segment:
Civil	$4,553,539	55%	$4,783,564	57%
Building	2,308,930	28%	1,702,305	20%
Specialty Contractors	1,373,167	17%	1,859,848	23%
Total backlog	$8,235,636	100%	$8,345,717	100%

	As of December 31,
(in thousands)	2021		2020
Civil segment backlog by end market:
Mass transit (includes certain transportation and tunneling projects)	$3,256,556	71%	$3,885,275	81%
Military defense facilities	627,407	14%	318,389	7%
Bridges	448,416	10%	244,385	5%
Water	119,707	3%	130,274	3%
Other	101,453	2%	205,241	4%
Total Civil segment backlog	$4,553,539	100%	$4,783,564	100%

	As of December 31,
(in thousands)	2021		2020
Building segment backlog by end market:
Municipal and government	$824,173	36%	$556,726	33%
Health care facilities	575,006	25%	49,655	3%
Mass transit (includes transportation projects)	476,454	21%	144,019	8%
Commercial and industrial facilities	164,878	7%	350,012	21%
Education facilities	140,822	6%	165,766	10%
Hospitality and gaming	94,732	4%	333,315	20%
Other	32,865	1%	102,812	5%
Total Building segment backlog	$2,308,930	100%	$1,702,305	100%

	As of December 31,
(in thousands)	2021		2020
Specialty Contractors segment backlog by end market:
Mass transit (includes certain transportation and tunneling projects)	$730,480	53%	$1,058,479	57%
Water	164,653	12%	214,717	12%
Municipal and government	158,614	12%	92,749	5%
Multi-unit residential	137,824	10%	219,139	12%
Commercial and industrial facilities	96,686	7%	122,687	7%
Other	84,910	6%	152,077	7%
Total Specialty Contractors segment backlog	$1,373,167	100%	$1,859,848	100%

	As of December 31,
	2021	2020
Backlog by customer type:
State and local agencies	71%	72%
Private owners	16%	20%
Federal agencies	13%	8%
Total backlog	100%	100%

	As of December 31,
	2021	2020
Backlog by contract type:
Fixed price	77%	76%
Guaranteed maximum price	12%	11%
Unit price	4%	4%
Cost plus fee and other	7%	9%
Total backlog	100%	100%
Fixed price contracts, particularly with federal, state and local government customers, are expected to continue to represent a sizeable percentage of total backlog.
Competition
While the construction markets include numerous competitors, especially for small to mid-sized projects, much of the work that we target is for larger, more complex projects where there are typically fewer active market participants due to the greater capabilities and resources required to perform the work. In addition to domestic competitors, we have seen certain foreign competitors attempting to grow their presence in the United States over the past several years, particularly through the pursuit of large Civil segment projects. Evolving changes in the construction industry, such as the trend toward an increased use of the progressive design-build project delivery method that may reduce project risks for both owners and contractors, could result in increased competition and potentially lower margins on certain projects in the future. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record, schedule control, risk management and quality of work are key factors customers consider when awarding contracts.

In our Civil segment, we compete principally with large civil construction firms, including (alphabetically) Dragados USA; Fluor Corporation; Granite Construction; Kiewit Corporation; OHL USA; Skanska USA; Traylor Bros., Inc.; and The Walsh Group. In our Building segment, we compete with a variety of national and regional contractors, including (alphabetically) AECOM (through its acquisitions of Tishman Construction and Hunt Construction Group); Balfour Beatty Construction; Clark Construction Group; DPR Construction; Gilbane, Inc.; Hensel Phelps Construction Co.; Lendlease Corporation; McCarthy Building Companies, Inc.; Skanska USA; Suffolk Construction; and Turner Construction Company. In our Specialty Contractors segment, we compete principally with various regional and local electrical, mechanical and plumbing subcontractors.
Construction Costs
We strive to eliminate or minimize exposure to labor and material price increases in our project bids and the manner in which we execute our work. Generally, if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. In our fixed price contracts, we attempt to insulate ourselves from the unfavorable effects of inflation, when possible, by incorporating escalating wage and price assumptions into our construction cost estimates, by obtaining firm fixed price quotes from major subcontractors and material suppliers, by securing purchase commitments for materials early in the project schedule and by including contingency for these risks in our bid price. Construction and other materials used in our construction activities are generally available locally from multiple sources. Despite the widespread adverse supply chain impacts related to the effects of the COVID-19 pandemic, we have not yet experienced significant supply chain issues, but we cannot be certain that such issues may not arise in the future. Labor resources for our domestic projects are largely obtained through various labor unions. We have not experienced significant labor shortages in recent years, nor do we expect to in the near future. However, longer-term, the anticipated significant increase in demand for large complex projects driven by the IIJA could lead to labor shortages.
Seasonality
We experience seasonal trends in our business. Our revenue and operating income are typically higher in the second half of the year. Our first fiscal quarter of the year is typically our lowest revenue quarter, as the harsher winter weather conditions that often occur during this period can negatively impact our ability to execute work and our productivity in parts of North America. Our revenue typically increases during the high construction seasons of the summer and fall months in the United States. Within the United States, as well as in other parts of the world, our business generally benefits from milder weather conditions during our third fiscal quarter, which allows for more productivity from our on-site construction operations. For these reasons, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.
Government Contracts
Most of our federal, state and local government customers can terminate, renegotiate, or modify any of their contracts with us at their election, and many of our federal government contracts are subject to renewal or extension periodically. Revenue derived from federal, state and local government customers was 66%, 63% and 62% of our total revenue for each of the years ended December 31, 2021, 2020 and 2019, respectively.
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
Employees. Our principal asset is our employees, many of whom have technical and professional backgrounds and undergraduate and/or advanced degrees. As of December 31, 2021, we had approximately 7,800 employees (including union employees), of which approximately 1,900 were salaried and 5,900 were hourly employees. The number of employees at any given time depends on the volume and types of active projects in progress, as well as our position within the lifecycle of those projects. We believe that we have strong relationships with our employees and that the quality and level of service that our employees deliver to our customers are among the highest in our industry.
Union Workforce. We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union crafts and are subject to various renewal dates. As of December 31, 2021, our workforce included a total of approximately 3,900 union employees. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects; accordingly, the expiration of any union contract in the next year is not expected to have any material impact on us. During the past several years, we have not experienced any significant work stoppages caused by our union employees.
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
Workplace Safety. We place a strong emphasis on the safety of our employees, our customers and the public. Accordingly, we conduct extensive safety training programs that have allowed us to maintain a high safety level at our worksites. All newly hired employees that will be working at project job sites undergo an initial safety orientation, and for certain types of projects or processes we conduct specific hazard training programs. Our project supervisors regularly conduct on-site safety meetings and our safety managers make random site safety inspections and perform daily assessments. In addition, operational employees are required to complete an OSHA 30-hour training program and project-specific courses on various safety topics. Moreover, we promote a culture of safety by encouraging employees to recognize, immediately correct and report all unsafe conditions. To underscore the importance of safety, a portion of annual performance bonus compensation for certain executive management is directly linked to the achievement of a key safety metric. Our strong overall safety performance also helps to reduce our insurance-related costs.
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
Risks Related to Our Business and Operations
If we are unable to accurately estimate contract risks, revenue or costs, economic factors such as inflation, the timing of new awards, or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.
Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change substantially throughout the project lifecycle, which has previously resulted, and in the future could result, in a material impact to our consolidated financial statements. In addition, cost overruns, including unanticipated cost increases on fixed price contracts (including contracts performed under the design-build project delivery method, in which we assume the risks associated with the design of the project) and guaranteed maximum price contracts, have previously resulted, and in the future may result, in lower profits or losses. Economic factors, including inflation, could also subject us to higher costs, which we may not be able to fully recover in future projects that we are bidding, and may also decrease profit on our existing contracts, in particular with respect to our fixed price, unit price and guaranteed maximum price contracts. Changes in laws, policies or regulations, including tariffs and taxes, have previously impacted, and in the future could impact, the prices for materials or equipment. Further, our results of operations have historically fluctuated, and may continue to fluctuate, quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.
We are involved in a significant number of legal proceedings which, if determined unfavorable to us, could adversely affect our financial results and/or cash flows, harm our reputation and/or preclude us from bidding on future projects. We also may invest significant working capital on projects while legal proceedings are being settled.
We are involved in various lawsuits, including the legal proceedings described under Note 8 of the Notes to Consolidated Financial Statements. Litigation is inherently uncertain, and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates, which are inherently subject to risks and uncertainties, regarding potential outcomes of legal proceedings in order to determine an appropriate contingent liability and charge to income. Any adverse legal proceeding outcome or settlement that is materially different from our expectations and estimates could have a material adverse effect on our financial condition, results of operations and cash flows. This may include requiring us to record an expense or reduce revenue that we previously recorded based on our expectations or estimates, requiring us to pay damages or reducing cash collections that we had expected to receive. For example, on December 13, 2019, we received an adverse jury verdict in the case related to the construction of the SR 99 project by a joint venture for which the Company holds a 45% share as a minority partner. As a result of the unexpected adverse jury verdict, we recorded a pre-tax charge of $166.8 million in 2019. Refer to the Alaskan Way Viaduct Matter in Note 8 of the Notes to Consolidated Financial Statements for further discussion. In addition, any adverse judgments could harm our reputation and preclude us from bidding on future projects.
We may bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims has had and could continue to have a material adverse effect on our liquidity and financial results and could result in further legal proceedings.

Our contracts often require us to perform extra work beyond the initial project scope, which can result in disputes or claims and adversely affect our working capital, profits and cash flows.
Our contracts often require us to perform extra work beyond the initial project scope as directed by the customer even if the customer has not agreed in advance on the scope and/or price of the work to be performed. This process has resulted and in the future could result in disputes or claims over whether the work performed is beyond the scope of work directed by the customer and/or exceeds the price the customer is willing to pay for the work performed. To the extent we do not recover our costs for this work or there are delays in the recovery of these costs, our working capital, profits and cash flows could continue to be adversely impacted.
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
The coronavirus (“COVID-19”) pandemic has adversely impacted, and could continue to adversely impact, our business, financial condition and results of operations.
The COVID-19 pandemic has created volatility, uncertainty and economic disruption for the Company, our customers, subcontractors and suppliers, and the markets in which we do business. The scope and impact of the COVID-19 pandemic continues to evolve, and new strains of the COVID-19 virus have emerged. As a result of the COVID-19 pandemic, we have experienced delays in certain bidding activities and also in legal proceedings and settlement discussions where we have claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Consequently, our ability to resolve and recover on these types of claims has been and may continue to be delayed, which may adversely affect our liquidity and financial results.
It remains difficult to assess the full impact that the COVID-19 pandemic may have on our business, including the impact of actions that may continue to be taken in response to the pandemic and the impacts that the pandemic will have on our employees, our operating segments and practices, our customers, subcontractors and suppliers, and the regions that we serve, or on our financial condition and results of operations as a whole. The full impact depends on many factors that remain uncertain and subject to ongoing volatility, or that are not yet identifiable, and in many cases are out of our control. These factors could include, among other things: (1) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on the U.S. and global economies; (2) the health and welfare, and general availability, of our employees, and those of our customers, subcontractors and suppliers; (3) evolving business and government actions in response to the pandemic, including, but not limited to, social distancing measures, new or increased COVID-19 testing and/or vaccination requirements, and additional health and safety requirements that we may be required to observe in order to continue working on our projects; (4) the varying impact that the pandemic may have on industries we serve and on government spending for infrastructure projects, including reduced government spending on infrastructure as a result of lower revenues from taxes, tolls and fares; (5) the response of our customers or prospective customers to the pandemic, including potential future delays, stoppages or terminations of existing projects or potential new awards; (6) delays in the settlement of receivables if customers are unable to pay, fail to make timely payments, request financial concessions or if we continue to experience delays in resolving claims and disputes (e.g., further delays in court proceedings or settlement discussions); (7) limitations and higher costs associated with obtaining financing; (8) the impact of higher inflation that has resulted, at least in part, from market and government responses to the COVID-19 pandemic, and how long elevated inflation levels may persist, which may increase the cost of labor and materials; (9) supply chain and related logistical challenges that could further limit the availability or increase the cost of materials; (10) potential interruptions to our information systems and technology or breaches in our data security due to increasing use of remote communications and access; and (11) the extent to which COVID-19 vaccines and vaccine boosters are effective against the various current and future virus strains. Such factors may continue to result in fewer or delayed project bidding opportunities or additional or further delays on existing projects.
Any of these events or impacts we have experienced or identified have caused or contributed to, and could continue to cause or contribute to, the risks and uncertainties facing the Company and our customers and could continue to materially and adversely affect our business or portions thereof, and our financial condition and results of operations. The COVID-19 pandemic and the volatile economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also aggravate or heighten the risks posed by other risk factors that we have identified in this Annual Report on Form 10-K, which in turn could materially and adversely affect our business, financial condition and results of operations.

There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that are not presently known or that have not yet become apparent. As a result, we cannot assure you that if the COVID-19 pandemic continues, it would not have a further adverse impact on our business, financial condition and results of operations.
A significant slowdown or decline in economic conditions could adversely affect our operations.
Any significant decline in economic conditions in any of the markets we serve or uncertainty regarding the economic outlook could result in a decline in demand for infrastructure projects and commercial building developments. In addition, any instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already under construction, could cause our customers to delay or cancel construction projects in our backlog or could create difficulties for customers to obtain adequate financing to fund new construction projects. Such consequences could have an adverse impact on our future operating results. Lastly, we are more susceptible to adverse economic conditions in New York and California, as a significant portion of our operations are concentrated in those states.
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
• recognition of recoveries under unapproved change orders or claims;
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
As of December 31, 2021, our backlog of uncompleted construction work was approximately $8.2 billion. The revenue projected in our backlog may not be fully realized and, in some cases, if realized, may not result in profits or may be less profitable than expected. The cancellation or reduction in scope of significant projects included in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.
We require substantial personnel, including construction and project managers and specialty subcontractor resources, to execute and perform on our contracts in backlog. The successful execution of our business strategies is also dependent upon our ability to attract and retain our key officers, as well as adequately plan for their succession.
Our ability to execute and perform on our contracts in backlog depends in large part upon our ability to hire and retain highly skilled personnel, including project and construction management and trade labor resources, such as carpenters, masons and other skilled workers. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors necessary to execute and perform on our contracts in backlog, we may experience delays in completing projects in accordance with project schedules or an increase in expected costs, both of which could have a material adverse effect on our financial results, our reputation and our relationships. In addition, if we lack the personnel and specialty subcontractors necessary to perform on our current contract backlog, we may find it necessary to curtail our pursuit of new projects. A significant, rapid growth in our backlog has led, and could continue to lead, to situations in which labor resources become constrained.

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
The civil construction and public-works building markets are dependent on the amount of work funded by various government agencies, which depends on many factors, including the condition of the existing infrastructure and buildings; the need for new or expanded infrastructure and buildings; and federal, state and local government spending levels. As a result, our future operating results could be negatively impacted by any decrease in demand for public projects or decrease or delay in government funding (even with the passage of the IIJA), which could result from a variety of factors, including extended government shutdowns, delays in the sale of voter-approved bonds, budget shortfalls, credit rating downgrades or long-term impairment in the ability of state and local governments to raise capital in the municipal bond market.
Systems and information technology interruption and breaches in data security and/or privacy could adversely impact our ability to operate and negatively impact our operating results.
We rely on computer, information and communication technology and other related systems, some of which are hosted by third party providers, for various business processes and activities, including project management, accounting, financial reporting and business development. These systems have been and may, in the future, be subject to interruptions or damage by a variety of factors including, but not limited to, cyber-attacks, natural disasters, power loss, telecommunications failures, acts of war, computer viruses, email phishing, obsolescence and physical damage. Such interruptions can result in a loss of critical data, a delay in operations, damage to our reputation or an unintentional disclosure of customer confidential or personally identifiable information, any of which could have a material adverse impact on us and our consolidated financial statements.
Cybersecurity risks include potential attacks on both our information technology infrastructure and those of third parties (both on premises and in the cloud) attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers and other third parties. We dedicate considerable attention and resources to the safeguarding of our information technology systems. Nevertheless, due to the evolving nature, persistence, sophistication and volume of cyber-attacks, we may not be successful in defending our systems against all such attacks. Consequently, we have engaged, and may again need to engage, significant resources to remediate the impact of, or further mitigate the risk of, such an attack. Any successful cyber-attack can result in the criminal, or otherwise illegitimate use of, confidential data, including our data or third-party data for which we have the responsibility for safekeeping. Additionally, such an attack could have a material adverse impact on our operations, reputation and financial results.
In addition, various privacy and security laws and regulations requiring us to protect sensitive and confidential information from disclosure continue to evolve and pose increasingly complex compliance challenges. Compliance with evolving data privacy laws and regulations may cause us to incur additional costs, and any violation could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data, which could have a material adverse impact on our financial results.
Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures by our partners.
As part of our business, we enter into joint venture arrangements typically to jointly bid on and execute particular projects, thereby reducing our risk profile while enhancing execution capabilities and increasing surety bonding capacity. Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations. Generally, we and our joint venture partners are jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, reduce our profit on a project or, in some cases, result in a loss.

Our international operations expose us to economic, political, regulatory and other risks, as well as uncertainty related to U.S. Government funding, which could adversely affect our revenue and earnings.
For the year ended December 31, 2021, we derived $374.1 million of revenue from our work on projects located outside of the United States. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including political risks; risks of loss due to acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenue and income from construction operations in key international markets.
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
Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our business and growth strategy, impact our stock price and adversely affect our reputation.
There have been several instances in the past of shareholder activism targeted at some of our peers, as well as at other companies in the broader engineering and construction industry, with activists often seeking board representation and/or advocating for changes to the target company’s operating structure or business strategy. Additionally, following periods of volatility in the market price of companies’ securities, securities class action litigation has often been brought against such companies.
Shareholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules set to take effect later in 2022 could significantly lower the cost and further increase the ease and likelihood of shareholder activism. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and Board of Directors’ attention and resources from our business. Additionally, securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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
Physical and regulatory risks related to climate change could have a material adverse impact on our business, financial condition and results of operations.
As a business that builds new infrastructure and improves existing infrastructure for customers around the world, physical risks related to climate change, such as rising sea levels and temperatures, severe storms, and energy and technological disruptions, could cause delays and increases in project costs, resulting in variability in our revenue and profitability, as well as potentially adverse impacts to our operating results and financial condition. In addition, growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas emissions and climate change issues. Legislation to regulate greenhouse gas emissions has periodically been introduced in the U.S. Congress and in the legislatures of various states in which we operate, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. Such policy changes, including any enactment of increasingly stringent emissions or other environmental regulations, could increase the costs of projects for us and for our clients and, in some cases, delay or even prevent a project from going forward, thereby potentially reducing demand for our services. Consequently, this could result in a material adverse impact on our business.
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
We had $255.6 million of goodwill and indefinite-lived intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2021. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and involve highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material adverse impact on our consolidated financial statements.
Risks Related to Our Capital Structure
We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under our debt agreements.
We currently have, and expect to continue to have, a substantial amount of indebtedness. As of December 31, 2021, our total debt was $1.0 billion, with $24.4 million classified as current debt. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in the agreements governing our indebtedness, an event of default could occur, causing the debt related to such agreements to become immediately due. If such acceleration occurs, we may not be able to repay such indebtedness as required. Since indebtedness under our credit agreement entered into on August 18, 2020 (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets and a negative impact on our operations. In addition, a failure to meet the terms of our 2020 Credit Agreement could result in a reduction of future borrowing capacity under the 2020 Credit Agreement, causing a loss of liquidity. A loss of liquidity could adversely impact our ability to execute projects in our backlog, obtain new projects, engage subcontractors, and attract and retain key employees.
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
As of December 31, 2021, our chairman and chief executive officer, Ronald N. Tutor, and three trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 15% of the outstanding shares of our common stock. Additionally, one of our current directors was appointed by Mr. Tutor pursuant to his right to nominate one member to our Board of Directors, so long as the Tutor Group owns at least 11.25% of the outstanding shares of our common stock. Accordingly, Mr. Tutor could exert influence over the outcome of a range of corporate matters, including the election of directors and the approval or rejection of other extraordinary transactions, such as a takeover attempt or sale of the Company or its assets.
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
Holders
At February 17, 2022, there were 340 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners.

Dividends and Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2021. We have not historically paid dividends on our common stock and have no immediate plans to do so.
Issuance of Unregistered Securities
None.
Performance Graph
The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index. We selected the Dow Jones U.S. Heavy Construction Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2016 in each of our common stock, the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index, with investment weighted on the basis of market capitalization.
The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Tutor Perini Corp
NYSE Composite Index
Dow Jones U.S. Heavy Construction Index
$200
$175
$150
$125
$100
$75
$50
$25
$0
2016
2017
2018
2019
2020
2021

ITEM 6. [RESERVED]

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
Comparison of 2020 to 2019 Results
For a discussion comparing our 2020 results to our 2019 results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 24, 2021.
Our 2019 results of operations were negatively impacted by a $379.9 million pre-tax, non-cash goodwill impairment charge and a $166.8 million pre-tax charge related to the adverse SR 99 jury verdict. The goodwill impairment charge reduced income from construction operations for the Civil, Building and Specialty Contractors segments by $210.2 million, $13.5 million and $156.2 million, respectively, for the year ended December 31, 2019. The SR 99-related charge principally reduced revenue and income from construction operations in the Civil segment. For additional information on the goodwill impairment charge, refer to the Second Quarter of 2019 Goodwill Impairment discussion in Note 6 of the Notes to Consolidated Financial Statements. For additional information on the SR 99-related charge, refer to the Alaskan Way Viaduct Matter discussion in Note 8 of the Notes to Consolidated Financial Statements.
Executive Overview
COVID-19 Update
Since its onset in early 2020, the COVID-19 pandemic has caused occasional temporary shortages in available manpower, reductions in field labor productivity, other inefficiencies, delays to project schedules and deferrals of project execution. As a result, we continue to incur incremental costs, much of which we are seeking to recover from our customers as allowed by contractual terms. The relief sought from customers, together with certain incremental project opportunities that resulted from the pandemic, has helped to mitigate the pandemic's negative impact on our financial results. In addition, we have experienced delays in certain legal proceedings, as various courts and arbitrators process a large backlog of cases that were impacted by the pandemic. The COVID-19 pandemic has also hindered the Company’s ability to resolve unapproved work, resulting in the need for the Company to temporarily fund certain project costs that would normally be more promptly negotiated, billed to and collected from customers, which has largely contributed to an increase in costs and estimated earnings in excess of billings (“CIE”). These delays in resolving and recovering on such claims adversely affected our liquidity and financial results in 2021. However, we anticipate a significant improvement in the pace and magnitude of dispute resolutions and corresponding cash recoveries in 2022, assuming there is no worsening of the pandemic.
Throughout 2020 and much of 2021, the pandemic also adversely affected the volume and timing of our new awards, which has negatively impacted our backlog and operating results, and the negative impact on operating results in 2022 is expected to continue due to previously limited bidding and proposal opportunities. In addition, many of our state and local government customers’ revenue sources have been negatively impacted by the pandemic due to curtailed ridership on mass-transit systems (buses, subways, trains, etc.), travel on commercial airlines, and driving by the general public, which resulted in reduced fare and toll collections, lower fuel tax receipts and reduced airport and other facility usage fees. The significant revenue reductions experienced by some of our customers have adversely impacted their ability to pay the Company timely for amounts due. The revenue reductions have also led to, and could continue to result in, customers delaying bid solicitations and contract awards for some of their planned infrastructure projects. The potential for continued or new pandemic-related delays in project bids and awards could result in lower-than-expected revenue and earnings until such time as the substantial funding relating to the recently enacted federal infrastructure legislation is distributed to our customers.
Due to the continued fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals respond to the pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, results of operations, financial condition or liquidity.
Operating Results
Consolidated revenue for 2021 was $4.6 billion compared to $5.3 billion for 2020. The decrease was primarily due to reduced project execution activities in the Building segment, as various projects have completed or are nearing completion, while newer projects that have been recently awarded are yet to contribute meaningfully to revenue. Revenue for both 2020 and 2021 was negatively impacted by the COVID-19 pandemic, which resulted in delays in new awards. The pandemic also caused delays in the execution of certain projects, which negatively impacted revenue for both years.

Income from construction operations for 2021 was $226.8 million compared to $262.3 million for 2020. The decrease was primarily due to the revenue decline discussed above, as well as various unfavorable impacts due to changes in estimates totaling $63.1 million on a transportation project in the Northeast that affected all three segments and a separate $16.2 million impact due to a change in estimate on a Specialty Contractors segment mass-transit project. These changes in estimates reflected the temporary negative impact to earnings from growth in unapproved change orders, which resulted in a reduction in the projects’ percentage of completion (and, correspondingly, a reduction in the percentage of estimated profit recognized for the year ended December 31, 2021 for these projects), and, to a lesser degree, project charges. The temporary reduction to earnings is expected to reverse itself as the projects progress toward completion and the negotiation and settlement of the unapproved change orders could result in additional profit for the incremental work. The decrease was partially offset by favorable impacts due to changes in estimates totaling $45.3 million on certain Civil segment mass-transit projects and a $20.1 million favorable adjustment related to a legal judgment on a completed project in the Specialty Contractors segment. Further details are provided below in the Results of Segment Operations section.
The effective income tax rate for 2021 was 16.0% compared to 12.6% for 2020. The lower effective tax rate in 2020 primarily reflects one-time tax benefits related to provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.
Diluted earnings per share for 2021 was $1.79 compared to diluted earnings per share of $2.12 for 2020. The decrease in 2021 was principally due to the factors discussed above that drove the decrease in income from construction operations, as well as the higher effective tax rate in 2021 compared to 2020.
Consolidated new awards in 2021 were $4.5 billion compared to $2.4 billion in 2020. The increase in new awards in 2021 was primarily due to the impacts of the COVID-19 pandemic in 2020, which delayed certain customers from moving forward with planned project bid solicitations and contract awards until 2021 and beyond, due to budgetary impacts, funding uncertainties and customer staffing challenges. The Building and Civil segments were the primary contributors to the new award activity in 2021. Significant new awards included the Cedars-Sinai Marina del Rey Hospital in California (contract value was not publicly announced); the $471 million LAX Airport Metro Connector project; $434 million for various Civil segment projects in the Midwest; more than $385 million of additional funding for certain mass-transit projects in California; the $269 million Yountville Veterans Home in California; the $220 million I-70 Missouri River Bridge project; the $162 million Tinian International Airport aircraft parking apron and taxiway project in the Northern Mariana Islands; the $152 million Santa Rosa Courthouse project in California; and a $122 million military range project and a $98 million military housing project, both in Guam.
Consolidated backlog as of December 31, 2021 was $8.2 billion, essentially level compared to $8.3 billion as of December 31, 2020. Backlog for both 2020 and 2021 was negatively impacted by the COVID-19 pandemic due to reduced bidding and proposal activity. In addition, the Company’s lack of success in its pursuit of certain large prospective Civil segment projects in the second half of 2021 also negatively impacted backlog. As of December 31, 2021, the mix of backlog by segment was 55% for Civil, 28% for Building and 17% for Specialty Contractors, compared to 57% for Civil, 20% for Building and 23% for Specialty Contractors at the end of 2020. Importantly, Building segment backlog, which carries a substantially lower margin, increased $607 million year-over-year, whereas backlog for the higher-margin Civil and Specialty Contractors segments declined $230 million and $487 million, respectively, year-over-year.
Most projects in the Civil segment’s backlog typically convert to revenue over a period of three to five years and in the Building and Specialty Contractors segments over a period of one to three years. We estimate that approximately $4 billion, or 46%, of our backlog as of December 31, 2021 will be recognized as revenue in 2022. As a result of the changes in the backlog mix and the rate of conversion from backlog to revenue discussed above, we anticipate that in 2022 the Building segment will contribute proportionately higher revenue at a lower operating margin relative to contributions from the Civil and Specialty Contractors segments.

The following table presents the changes in backlog in 2021:

(in millions)	Backlog at December 31, 2020	New Awards in 2021(a)	Revenue Recognized in 2021	Backlog at December 31, 2021(b)
Civil	$4,783.6	$1,865.7	$(2,095.8)	$4,553.5
Building	1,702.3	2,034.7	(1,428.1)	2,308.9
Specialty Contractors	1,859.8	631.3	(1,117.9)	1,373.2
Total	$8,345.7	$4,531.7	$(4,641.8)	$8,235.6
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
The outlook for the Company’s growth over the next several years remains favorable, but the impact of the COVID-19 pandemic could continue to adversely affect performance and operations, and the amount and timing of new work awarded. In addition, the Company’s growth could continue to be impacted by future project delays or the timing of project commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities.
In elections over the past several years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. In addition, California's Senate Bill 1, which was signed into law in 2017, is providing an average of $5.4 billion annually through 2027 for various transportation, mass-transit and bridge projects. Interest rates have remained near historically low levels, which may be conducive to continued, and potentially increased, spending on infrastructure projects if borrowing rates remain at relatively low levels following anticipated interest rate increases by the Federal Reserve in 2022.
As discussed above, the IIJA was enacted into law on November 15, 2021, and it provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The IIJA marks the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the next 10 years, and much of it will be invested in end markets that are directly aligned with the Company’s market focus. Accordingly, the Company believes that this significant level of sustained, incremental funding will favorably impact the Company’s current work and prospective opportunities over the next decade.
The Company has certain large Civil segment projects in the Northeast that completed or were nearing completion in 2021. The Company is pursuing several large prospective projects on the West Coast, in the Northeast and in Guam that are expected to be bid and/or awarded in 2022 and 2023. However, the timing and magnitude of revenue contributions from these prospective projects may not fully offset revenue reductions associated with the projects that have completed or are progressing toward completion in 2021. In addition, as discussed above, the COVID-19 pandemic has resulted in, and could again result in, delays in the bidding and awarding of certain projects the Company is pursuing, which may further delay large, new revenue streams.
For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.

Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below:
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Year Ended December 31,
(in millions)	2021	2020
Revenue	$2,095.8	$2,199.9
Income from construction operations	266.2	245.8
Revenue for 2021 decreased 5% compared to 2020. The decrease was primarily due to reduced project execution activities on various completed or nearly completed projects in the Northeast, partially offset by increased activities on various projects in California and Guam. Revenue for both 2020 and 2021 was reduced by the aforementioned COVID-19 impacts.
Income from construction operations for 2021 increased 8% compared to 2020. Despite the modest revenue decline, income from construction operations increased primarily due to $29.0 million of favorable adjustments on a mass‐transit project and $16.3 million of favorable adjustments on another mass-transit project, both reflecting improved profitability as a result of the negotiation and settlement of certain change orders in 2021. The increase was partially offset by a $13.3 million negative impact due to changes in estimates on a transportation project in the Northeast that included a charge and the temporary negative impact to earnings from growth in unapproved change orders.
Operating margin was 12.7% for 2021 compared to 11.2% in 2020. The increase in operating margin for 2021 was primarily due to the factors discussed above that drove the increase in income from construction operations.
New awards in the Civil segment totaled $1.9 billion in 2021 compared to $946 million in 2020. As discussed earlier, the larger volume of new awards in 2021 was primarily due to the impacts of the COVID-19 pandemic, which delayed the bidding and awards for various projects until 2021 and beyond. In spite of the improvement in new award activity in 2021, the level of new awards was negatively impacted by the Company’s lack of success in its pursuit of certain large Civil segment projects in the second half of 2021. New awards in 2021 included $434 million for various Civil segment projects in the Midwest; more than $385 million of additional funding for certain mass-transit projects in California; the $220 million I-70 Missouri River Bridge project; the $162 million Tinian International Airport aircraft parking apron and taxiway project in the Northern Mariana Islands; and a $122 million military range project and a $98 million military housing project, both in Guam. The COVID-19 pandemic has resulted in significant revenue shortfalls for many state and local government agencies since 2020, and could continue to cause deferrals or cancellations of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of anticipated funding from the federal government, including funding from the recently enacted IIJA.
New awards in 2020 included more than $732 million of additional funding for various mass-transit projects, the Company’s $121 million share of a joint-venture mass-transit project in Massachusetts, and a $64 million mining project in Alabama.
Backlog for the Civil segment was $4.6 billion as of December 31, 2021, a modest decrease of 5% compared to $4.8 billion as of December 31, 2020. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures and the IIJA, and by public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects.
Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Year Ended December 31,
(in millions)	2021	2020
Revenue	$1,428.1	$1,984.6
Income from construction operations	28.7	53.2

Revenue for 2021 decreased 28% compared to 2020, primarily due to reduced project execution activities on certain projects in California and Oklahoma that are completed or nearing completion. Revenue for both 2020 and 2021 was reduced by the aforementioned COVID-19 impacts.
Income from construction operations for 2021 decreased 46% compared to 2020, primarily due to volume reductions mentioned above, as well as a $13.3 million negative impact due to changes in estimates on a transportation project in the Northeast that included a charge and the temporary negative impact to earnings from growth in unapproved change orders.
Operating margin was 2.0% in 2021 compared to 2.7% in 2020. The decrease in operating margin was driven by the factors mentioned above that drove the lower revenue and income from construction operations.
New awards in the Building segment totaled $2.0 billion in 2021 compared to $897 million in 2020. The substantially increased level of new awards in 2021 was due to delays of certain new awards in 2020 that resulted from impacts of the COVID-19 pandemic. New awards in 2021 included the Cedars-Sinai Marina del Rey Hospital in California (contract value was not publicly announced); the $471 million LAX Airport Metro Connector project; the $269 million Yountville Veterans Home in California; and the $152 million Santa Rosa Courthouse project in California. The COVID-19 pandemic could continue to result in certain delayed project opportunities.
New awards in 2020 included approximately $615 million for various building projects in California and $271 million for several government facilities projects nationwide.
Backlog for the Building segment was $2.3 billion as of December 31, 2021, an increase of 36% compared to $1.7 billion as of December 31, 2020. The increase was driven by the heightened new award activity mentioned above. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. We expect demand to grow as economic conditions remain conducive to increased customer spending on new building facilities and renovations to existing buildings, supported by what has been and is expected to remain a favorable, relatively low interest rate environment despite the prospect of higher interest rates in 2022. However, the COVID-19 pandemic has resulted in, and could continue to result in, reduced demand for our building construction services.
Specialty Contractors Segment
Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Year Ended December 31,
(in millions)	2021	2020
Revenue	$1,118.0	$1,134.2
Income (loss) from construction operations	(10.0)	17.2
Revenue for 2021 declined slightly compared to 2020. Revenue for 2020 and 2021 was reduced by the aforementioned COVID-19 impacts.
Loss from construction operations for 2021 was $10.0 million compared to income from construction operations of $17.2 million for 2020. The change was due to negative impacts of $19.0 million and $17.6 million on the mechanical and electrical components, respectively, of a transportation project in the Northeast and $16.2 million on an electrical mass-transit project also in the Northeast, all of which were due to changes in estimates that included charges and/or the temporary negative impact to earnings from growth in unapproved change orders. The decrease was partially offset by a $20.1 million favorable adjustment related to a legal judgment on a completed electrical project in New York, as well as the absence of the following largely offsetting items that had a net negative impact on the Company’s results in 2020: a $25.7 million prior-year gain as a result of a favorable arbitration decision and subsequent settlement of the related employment dispute, a $15.2 million prior-year unfavorable legal ruling pertaining to a mechanical project in California and a $13.2 million prior-year impact from an adverse arbitration ruling related to another electrical project in New York.
Operating margin was (0.9)% in 2021 compared to 1.5% in 2020. The decrease in operating margin was mainly attributable to the aforementioned factors that drove the lower income from construction operations.
New awards in the Specialty Contractors segment totaled $631 million in 2021 compared to $600 million in 2020. New awards in 2021 were mostly comprised of $370 million for various electrical and mechanical projects in the Northeast, and $260 million for various electrical and mechanical projects in Florida, Texas and California. The COVID-19 pandemic has resulted in, and could continue to result in, reduced demand from certain commercial and government customers that have been experiencing funding constraints.

New awards in 2020 included $286 million for various electrical projects in Texas, California and Florida, and $158 million for various electrical projects in New York.
Backlog for the Specialty Contractors segment was $1.4 billion as of December 31, 2021, a decrease of 26% compared to $1.9 billion as of December 31, 2020. The decrease corresponds with the reduction in Civil segment backlog, as certain large Civil segment projects that were not awarded to the Company would have included substantial amounts of subcontract work for the Specialty Contractors segment. The decrease is also due to lower demand from certain customers, particularly in New York, that have experienced adverse budgetary impacts as a result of the COVID-19 pandemic and that have consequently delayed and/or reduced certain spending. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s backlog of large Civil and Building segment projects, but also remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $58.0 million in 2021 compared to $53.9 million in 2020. The increase in corporate general and administrative expenses in 2021 was predominantly due to higher travel-related expenses compared to 2020, when the COVID-19 pandemic caused significant travel reductions.
Other Income (Expense), Interest Expense and Income Tax Expense

	Year Ended December 31,
(in millions)	2021	2020
Other income (expense)	$2.0	$(11.9)
Interest expense	(69.0)	(76.2)
Income tax expense	(25.6)	(21.9)
Net other income for 2021 was $2.0 million compared to net other expense of $11.9 million for 2020. The improvement in 2021 was primarily due to the absence of charges incurred in 2020 related to the unfavorable resolutions of certain disputes pertaining to past business acquisitions, which were not material.
Interest expense decreased $7.2 million in 2021 compared to 2020. The decrease in 2021 was primarily due to the absence of extinguishment costs recognized in 2020 related to debt refinancing.
The effective income tax rate was 16.0% for 2021 compared to 12.6% for 2020. The 2021 effective income tax rate reflects an $8.2 million benefit related to a federal claim of right tax credit, which resulted in a tax rate adjustment associated with an adverse 2019 jury verdict that rendered certain income recognized in 2016 to be uncollectible.
The effective income tax rate for 2020 primarily reflected the favorable tax rate differential realized on the 2019 net operating loss (“NOL”) carryback. Under the CARES Act, enacted on March 27, 2020, the NOL generated in 2019 may be carried back up to five years, whereas under previous rules NOLs were only allowed to be carried forward. This allowed the Company to realize the benefit of the tax rate differential by carrying back the NOL to tax years when the federal statutory tax rate was 35% rather than the current rate of 21%. For a further discussion of income taxes, refer to Note 5 of the Notes to Consolidated Financial Statements.
The effective income tax rates for 2021 and 2020 were unfavorably impacted by state income taxes and favorably impacted by earnings attributable to noncontrolling interests, for which income taxes are not the responsibility of the Company.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175 million, with sublimits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $148 million and available cash balances as of December 31, 2021, will be sufficient to fund any working capital needs and debt maturities for the next 12 months and beyond, provided that we are not adversely impacted by unanticipated future events, including further impacts related to the COVID-19 pandemic as discussed above in COVID-19 Update. Liquidity has been, and could continue to be, adversely impacted by our inability to collect cash due to the follow-on impacts of

COVID-19, which have constrained certain customers’ funding sources and delayed their ability to make payments on approved contract work. As discussed above in COVID-19 Update, the COVID-19 pandemic has delayed court and arbitration schedules and also hindered the Company’s ability to resolve unapproved work, which has largely contributed to an increase in CIE. We believe that the follow-on impacts of COVID-19 could be alleviated with the anticipated funding from the IIJA, as discussed above, and the relief of customers’ revenue and funding constraints as travel and commuting continue to resume, providing higher fare, toll and fuel tax revenue. Furthermore, the bottleneck of accumulated court and arbitration proceedings that grew during 2020 and 2021 due to the pandemic has recently begun to alleviate, although the timing of resolution and collection of amounts due to the Company related to such matters remains uncertain. We anticipate substantially improved operating cash generation in 2022 compared to 2021, as a result of projected cash collections, both from project execution activities and the resolution of various outstanding claims and change orders.
Cash and Working Capital
Cash and cash equivalents were $202.2 million as of December 31, 2021 compared to $374.3 million as of December 31, 2020. Cash immediately available for general corporate purposes was $60.2 million and $210.8 million as of December 31, 2021 and 2020, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $93.6 million as of December 31, 2021 compared to $156.5 million as of December 31, 2020. Restricted cash and restricted investments are primarily held to secure insurance-related contingent obligations. Restricted cash as of December 31, 2020 also included $69.9 million of cash held to repay the outstanding principal balance of the Convertible Notes, which were repaid at maturity on June 15, 2021 (see Note 7 of the Notes to Consolidated Financial Statements).
During the year ended December 31, 2021, net cash used in operating activities was $148.5 million due primarily to investments in project working capital, partially offset by cash generated from earnings sources. The increase in working capital in 2021 primarily reflects a decrease in accounts payable due to timing of payments to suppliers and subcontractors and an increase in CIE. The increase in CIE was primarily due to the follow-on impacts of the COVID-19 pandemic, which has caused delays in the negotiation and resolution of certain claims and unapproved change orders (due to the postponement or deferrals of certain legal and arbitration proceedings and settlement discussions, which have recently begun to resume), and constrained customers’ revenue and funding sources, thereby limiting their budgetary discretion to pay the Company for changes approved in scope but for which pricing is pending. As discussed above, we expect the follow-on impacts of COVID-19 to ease as a result of anticipated funding from the IIJA and improved customer revenue and funding sources. During the year ended December 31, 2020, net cash provided by operating activities was $172.8 million due primarily to cash generated from earnings sources, partially offset by investment in working capital.
The $321.3 million decrease in cash provided by operating activities when comparing 2021 with 2020 substantially reflects an increased investment in working capital principally as a result of a current-year decrease in accounts payable compared to an increase in the prior year due to timing of payments to vendors and subcontractors, partially offset by a current-year decrease in retainage receivable compared to an increase in the prior year.
During 2021 and 2020, we used $37.3 million and $46.4 million of cash from investing activities, respectively. The net cash used in investing activities for 2021 and 2020 was primarily due to the acquisition of property and equipment for projects, which totaled $38.6 million and $54.8 million, respectively. The decrease in capital expenditures in 2021 was primarily due to higher capital expenditures in 2020 related to project-specific equipment funded directly by our customers.
During 2021, net cash used in financing activities was $54.7 million, which was primarily driven by net repayment of borrowings of $37.0 million and $22.7 million of cash distributions to noncontrolling interests, partially offset by $7.0 million of cash contributions from noncontrolling interests. During 2020, net cash provided by financing activities was $123.3 million, which was primarily driven by increased net borrowings of $181.4 million, partially offset by $48.5 million of cash distributions to noncontrolling interests and debt issuance costs of $11.2 million.
As of December 31, 2021, we had working capital of $2.1 billion, a ratio of current assets to current liabilities of 2.17 and a ratio of debt to equity of 0.59 compared to working capital of $1.8 billion, a ratio of current assets to current liabilities of 1.80 and a ratio of debt to equity of 0.66 at December 31, 2020.

Debt
Summarized below are the key terms of our debt as of December 31, 2021. For additional information, refer to Note 7 of the Notes to Consolidated Financial Statements, as applicable.
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
The table below presents our actual and required first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
December 31, 2021
	Actual	Required
First lien net leverage ratio	1.23 to 1.00	< or = 2.75 : 1.00
As of December 31, 2021, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Repurchase and Repayment of Convertible Notes
On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of the Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). The Company repaid the remaining principal balance of the Convertible Notes at maturity on June 15, 2021 using proceeds from the Term Loan B, which were held in a restricted cash account for this purpose. None of the Convertible Notes remained outstanding as of December 31, 2021.
2017 Senior Notes
On April 20, 2017, the Company issued $500 million in aggregate principal amount of 6.875% Senior Notes due May 1, 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually in May and November of each year, beginning in November 2017.
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $41.7 million and $36.9 million at December 31, 2021 and 2020, respectively, with interest rates ranging from 2.54% to 3.89% with equal monthly installment payments over periods up to five years. The aggregate balance of mortgage loans was approximately $14.6 million and $10.7 million at December 31, 2021 and 2020, respectively, with interest rates ranging from a fixed 2.25% to LIBOR plus 3% and equal monthly installment payments over periods up to 10 years, as well as one loan with a balloon payment of $6.8 million due in 2023.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2021 include:
•Debt obligations of $1.0 billion (of which $24.4 million are due in 2022) and interest payments of $259.5 million (of which $62.1 million are due in 2022) based on rates in effect as of December 31, 2021. See Note 7 of the Notes to Consolidated Financial Statements for further detail of our debt and the timing of expected future principal and interest payments.

•Operating lease obligations of $102.9 million (of which $12.4 million are due in 2022). See Note 9 of the Notes to Consolidated Financial Statements for further detail of our lease obligations and the timing of expected future payments.
Critical Accounting Estimates
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
Claims arising from construction contracts have been made against the Company by customers, and the Company has made claims against customers for costs incurred in excess of current contract provisions. The Company recognizes revenue for claims as variable consideration in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration are made during the contract performance period. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management. Estimated amounts are only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for variable consideration have been satisfied.
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
During the fourth quarter of 2021, we conducted our annual goodwill impairment test and determined that goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its net book value by a significant amount. As such, there is a risk of goodwill impairment if future events are less favorable than what we assumed or estimated in our impairment analysis.
The Company has considered relevant events and circumstances since the annual goodwill impairment test, including, but not limited to, an examination of macroeconomic conditions, industry and market conditions, impacts from the COVID-19 pandemic, cost factors, overall financial performance by each reporting unit, other relevant entity-specific events, and trends in the stock prices of the Company and its peers. In considering the totality of qualitative factors known as of the reporting date, we determined that no triggering events occurred or circumstances changed since our October 1, 2021 annual test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated. These events and circumstances include, but are not limited to, changes in the overall financial performance of the Civil reporting unit, impacts to our business as a result of the COVID-19 pandemic, as well as other quantitative and qualitative factors specific to the Civil reporting unit which indicate potential triggering events that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
New Accounting Pronouncements — For a discussion of recently adopted accounting standards and updates, see Note 1(p) of the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in interest rates. Borrowings under our 2020 Credit Agreement and certain other debt obligations have variable interest rates subject to interest rate risk. See Note 7 of the Notes to Consolidated Financial Statements for further discussion of our 2020 Credit Agreement. We had approximately $453.9 million and $431.5 million of borrowings with variable interest rates as of December 31, 2021 and 2020, respectively. If short-term floating interest rates on these borrowings were to change by 0.50% and our variable indebtedness were to remain unchanged, interest expense would increase or decrease by approximately $2.3 million for the next twelve months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act, as of December 31, 2021 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting — Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting for the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Los Angeles, California
February 24, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2021.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information for 2021
As of December 31, 2021, the Company’s share-based compensation plan had outstanding securities and securities available to be awarded as follows:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,356,616	$20.11	1,243,070
Equity compensation plans not approved by security holders	—	—	—
Total	3,356,616	$20.11	1,243,070
Additional information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2021.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Tutor Perini Corporation and Subsidiaries
(a) List of Documents Filed as a Part of This Report.
1.           Financial Statements:
Our Consolidated Financial Statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 and the Notes thereto, together with the Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) on those Consolidated Financial Statements are hereby filed as part of this Annual Report on Form 10-K, beginning on page F-1.
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

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to Form 10-K filed on February 24, 2021).
Exhibit 10.	Material Contracts
10.1*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).
10.2*	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2009).

10.3*
Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan (as amended on October 2, 2014) (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 2, 2014).

10.4*	Tutor Perini Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2017).
10.5*	Tutor Perini Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 25, 2018).
10.6*	First Amendment to Tutor Perini Corporation Omnibus Incentive Plan (as amended on March 10, 2021) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2021).
10.7*
Amended and Restated Employment Agreement, dated December 22, 2014, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2014).

10.8*
Amendment No. 1 to Amended and Restated Employment Agreement, dated January 5, 2018, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 8, 2018).

10.9*
Amended and Restated Employment Agreement, effective as of June 1, 2021, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 30, 2021).

10.10	Commercial Lease Agreement, dated April 18, 2014, by and among Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 7, 2014).
10.11
Fontana Property Lease Agreement, dated April 18, 2014, by and among Tutor Perini Corporation and Kristra Investments, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 7, 2014).

10.12
Assignment and Assumption Agreement, dated January 15, 2015, by and among Ronald N. Tutor and the Ronald N. Tutor Separate Property Trust (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2020).

10.13
Assignment and Assumption Agreement, dated March 3, 2015, by and among the Ronald N. Tutor Separate Property Trust and Kristra Investments, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 4, 2020).

10.14
First Amendment to Commercial Lease Agreement, dated October 7, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 4, 2020).

10.15
First Amendment to Fontana Property Lease Agreement, dated October 7, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 4, 2020).

10.16
Second Amendment to Commercial Lease Agreement, dated December 28, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.14 to Form 10-K filed on February 24, 2021).

10.17
Second Amendment to Fontana Property Lease Agreement, dated December 28, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on February 24, 2021).

10.18
Third Amendment to Commercial Lease Agreement, dated February 19, 2021, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.16 to Form 10-K filed on February 24, 2021).

10.19
Third Amendment to Fontana Property Lease Agreement, dated February 19, 2021, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on February 24, 2021).

10.20*
Amended and Restated Employment Agreement, dated November 1, 2016, by and between James A. Frost and Tutor Perini Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2016).

10.21*	Employment Agreement, dated September 6, 2017, by and between Tutor Perini Corporation and Gary G. Smalley (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2017).
10.22*	Employment Offer Letter, dated June 12, 2018, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 7, 2018).
10.23*
Separation Benefits Agreement, dated September 17, 2019, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2019).

10.24*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2019).
10.25*	Form of Restricted Stock Unit Award Agreement with Guarantee (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 6, 2019).
10.26*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 6, 2019).

10.27*	Form of Cash-Settled Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2021).
10.28
Credit Agreement, dated as of August 18, 2020, among Tutor Perini Corporation, BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 19, 2020).

Exhibit 21	Subsidiaries of Tutor Perini Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 24	Power of Attorney executed by members of the Company’s Board of Directors allowing Management to sign the Company’s Form 10-K on their behalf.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 95	Mine Safety Disclosure.
Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
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

Tutor Perini Corporation
(Registrant)

Date: February 24, 2022	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

● Principal Executive Officer and Director

/s/ Ronald N. Tutor
Ronald N. Tutor	Chairman and Chief Executive Officer	February 24, 2022

● Principal Financial Officer

/s/ Gary G. Smalley
Gary G. Smalley	Executive Vice President and Chief Financial Officer	February 24, 2022

● Principal Accounting Officer

/s/ Ryan J. Soroka
Ryan J. Soroka	Vice President and Chief Accounting Officer	February 24, 2022

● Other Directors

Peter Arkley	)
Jigisha Desai	)
Sidney J. Feltenstein	)
Michael F. Horodniceanu	)	/s/ Gary G. Smalley
Michael R. Klein	)	Gary G. Smalley
Robert C. Lieber	)	Attorney in Fact
Dennis D. Oklak	)
Raymond R. Oneglia	)
Dale A. Reiss	)
Dickran M. Tevrizian, Jr.	)	Dated: February 24, 2022

TUTOR PERINI CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue, Accounts Receivable, Contract Assets and Liabilities — Accounting for Construction Contracts – Refer to Notes 1, 3, 4, and 8 to the consolidated financial statements
Critical Audit Matter Description
The Company recognizes revenue for construction contracts over the contract term (“over time”) as construction work progresses. The accounting for these contracts involves judgment, particularly as it relates to the process of determining total estimated revenue (transaction price) and estimating total costs to be incurred at contract completion. Costs of operations are typically recognized as incurred, and the Company’s revenues, including estimated profits, are recorded proportionately as costs are incurred based on the ratio of costs incurred to date to the total estimated costs at completion for the respective performance obligations. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, including the impact of change orders, claims, contract disputes and the achievement of contractual performance criteria, and award or other incentive fees are made during the contract performance period (collectively referred to as “variable consideration”). The Company estimates variable consideration at the most likely amount it expects to receive and includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Also, the Company often engages subcontractors, suppliers, or vendors, to provide underlying materials or services, or a combination of both. Judgment is involved in determining estimated recoveries from disputes regarding performance under these contracts (“back charges”), which are a reduction in costs and are recorded as a receivable on the consolidated balance sheet.
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
/s/ Deloitte & Touche LLP
Los Angeles, California
February 24, 2022
We have served as the Company's auditor since 2002.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per common share amounts)	2021	2020	2019
REVENUE	$4,641,830	$5,318,763	$4,450,832
COST OF OPERATIONS	(4,175,439)	(4,832,610)	(4,209,060)
GROSS PROFIT	466,391	486,153	241,772
General and administrative expenses	(239,587)	(223,809)	(226,916)
Goodwill impairment	—	—	(379,863)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	226,804	262,344	(365,007)
Other income (expense)	2,004	(11,853)	6,667
Interest expense	(69,026)	(76,212)	(67,494)
INCOME (LOSS) BEFORE INCOME TAXES	159,782	174,279	(425,834)
Income tax (expense) benefit	(25,632)	(21,942)	65,609
NET INCOME (LOSS)	134,150	152,337	(360,225)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	42,225	43,943	27,465
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$91,925	$108,394	$(387,690)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$1.80	$2.14	$(7.72)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.79	$2.12	$(7.72)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	51,017	50,656	50,220
DILUTED	51,369	51,077	50,220
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2021	2020	2019
NET INCOME (LOSS)	$134,150	$152,337	$(360,225)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	6,221	(6,261)	844
Foreign currency translation adjustments	(325)	279	1,337
Unrealized gain (loss) in fair value of investments	(2,650)	1,571	1,561
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3,246	(4,411)	3,742

COMPREHENSIVE INCOME (LOSS)	137,396	147,926	(356,483)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	42,365	44,173	27,858
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$95,031	$103,753	$(384,341)
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share amounts)	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($102,679 and $105,735 related to VIEs)	$202,197	$374,289
Restricted cash	9,199	77,563
Restricted investments	84,355	78,912
Accounts receivable ($116,415 and $86,012 related to VIEs)	1,454,319	1,415,063
Retainage receivable ($162,259 and $122,335 related to VIEs)	568,881	648,441
Costs and estimated earnings in excess of billings ($143,105 and $39,846 related to VIEs)	1,356,768	1,236,734
Other current assets ($43,718 and $51,746 related to VIEs)	186,773	249,455
Total current assets	3,862,492	4,080,457
PROPERTY AND EQUIPMENT:
Land	40,175	44,167
Building and improvements	116,146	116,422
Construction equipment	580,909	570,675
Other equipment	175,832	192,247
	913,062	923,511
Less accumulated depreciation	(483,417)	(434,294)
Total property and equipment, net ($2,203 and $12,840 related to VIEs)	429,645	489,217
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	85,068	123,115
OTHER ASSETS	142,550	147,685
TOTAL ASSETS	$4,724,898	$5,045,617
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, net of unamortized discount and debt issuance costs totaling $0 and $2,040	$24,406	$100,188
Accounts payable ($96,097 and $116,461 related to VIEs)	512,056	794,611
Retainage payable ($37,007 and $26,439 related to VIEs)	268,945	315,135
Billings in excess of costs and estimated earnings ($355,270 and $362,427 related to VIEs)	761,689	839,222
Accrued expenses and other current liabilities ($8,566 and $9,595 related to VIEs)	210,017	215,207
Total current liabilities	1,777,113	2,264,363
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $17,109 and $20,209	969,248	925,277
DEFERRED INCOME TAXES	70,989	82,966
OTHER LONG-TERM LIABILITIES	233,828	230,066
TOTAL LIABILITIES	3,051,178	3,502,672
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Stockholders' equity:
Preferred stock – authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock – authorized 112,500,000 shares ($1 par value), issued and outstanding 51,095,706 and 50,827,205 shares	51,096	50,827
Additional paid-in capital	1,133,150	1,127,385
Retained earnings	514,310	422,385
Accumulated other comprehensive loss	(43,635)	(46,741)
Total stockholders' equity	1,654,921	1,553,856
Noncontrolling interests	18,799	(10,911)
TOTAL EQUITY	1,673,720	1,542,945
TOTAL LIABILITIES AND EQUITY	$4,724,898	$5,045,617
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$134,150	$152,337	$(360,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	—	—	379,863
Depreciation	82,732	74,879	58,818
Amortization of intangible assets	35,497	32,155	6,226
Share-based compensation expense	11,642	11,833	19,143
Change in debt discounts and deferred debt issuance costs	5,756	20,153	13,207
Deferred income taxes	(13,887)	48,253	(71,609)
Gain on remeasurement of investment in joint venture	—	—	(37,792)
(Gain) loss on sale of property and equipment	2,639	(1,673)	(4,688)
Changes in other components of working capital, net of balances acquired	(422,227)	(169,976)	131,257
Other long-term liabilities	14,766	4,352	1,863
Other, net	478	459	467
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(148,454)	172,772	136,530

Cash Flows from Investing Activities:
Business acquisition, cash balance acquired net of cash paid	—	—	6,607
Acquisition of property and equipment	(38,594)	(54,781)	(84,196)
Proceeds from sale of property and equipment	7,245	14,550	12,581
Investments in securities	(30,761)	(31,331)	(35,167)
Proceeds from maturities and sales of investments in securities	24,771	25,204	24,120
NET CASH USED IN INVESTING ACTIVITIES	(37,339)	(46,358)	(76,055)

Cash Flows from Financing Activities:
Proceeds from debt	740,743	1,301,282	931,594
Repayment of debt	(777,762)	(1,119,887)	(870,277)
Cash payments related to share-based compensation	(1,989)	(1,397)	(2,363)
Distributions paid to noncontrolling interests	(22,655)	(48,467)	(46,500)
Contributions from noncontrolling interests	7,000	3,000	9,813
Debt issuance, extinguishment and modification costs	—	(11,194)	(504)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(54,663)	123,337	21,763

Net increase (decrease) in cash, cash equivalents and restricted cash	(240,456)	249,751	82,238
Cash, cash equivalents and restricted cash at beginning of year	451,852	202,101	119,863
Cash, cash equivalents and restricted cash at end of year	$211,396	$451,852	$202,101
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance - December 31, 2018	$50,026	$1,102,919	$701,681	$(45,449)	$(21,288)	$1,787,889
Net income (loss)	—	—	(387,690)	—	27,465	(360,225)
Other comprehensive income	—	—	—	3,349	393	3,742
Share-based compensation	—	17,571	—	—	—	17,571
Issuance of common stock, net	253	(2,518)	—	—	—	(2,265)
Contributions from noncontrolling interests	—	—	—	—	9,813	9,813
Distributions to noncontrolling interests	—	—	—	—	(46,500)	(46,500)
Recognized fair value of noncontrolling interest in joint venture upon consolidation	—	—	—	—	20,500	20,500
Balance - December 31, 2019	$50,279	$1,117,972	$313,991	$(42,100)	$(9,617)	$1,430,525
Net income	—	—	108,394	—	43,943	152,337
Other comprehensive income (loss)	—	—	—	(4,641)	230	(4,411)
Share-based compensation	—	11,928	—	—	—	11,928
Reacquisition of equity component from convertible note repurchase, net of taxes	—	(764)	—	—	—	(764)
Issuance of common stock, net	548	(1,751)	—	—	—	(1,203)
Contributions from noncontrolling interests	—	—	—	—	3,000	3,000
Distributions to noncontrolling interests	—	—	—	—	(48,467)	(48,467)
Balance - December 31, 2020	$50,827	$1,127,385	$422,385	$(46,741)	$(10,911)	$1,542,945
Net income	—	—	91,925	—	42,225	134,150
Other comprehensive income	—	—	—	3,106	140	3,246
Share-based compensation	—	8,848	—	—	—	8,848
Issuance of common stock, net	269	(3,083)	—	—	—	(2,814)
Contributions from noncontrolling interests	—	—	—	—	10,000	10,000
Distributions to noncontrolling interests	—	—	—	—	(22,655)	(22,655)
Balance - December 31, 2021	$51,096	$1,133,150	$514,310	$(43,635)	$18,799	$1,673,720
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
(g) Recoverability of Goodwill
The Company tests goodwill for impairment annually as of October 1 for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. The Civil, Building and Specialty Contractors segments each represent a reporting unit, and the Civil reporting unit carried the remaining goodwill balance at December 31, 2021 as a result of the $379.9 million impairment loss recognized in 2019. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using a weighted average of an income and a market approach. These approaches utilize various valuation assumptions, and small changes to the assumptions could have a significant impact on the concluded fair value. The income approach is based on estimated present value of future cash flows for each reporting unit carrying a goodwill balance. The market approach is based on assumptions about how market data relates to each reporting unit carrying a goodwill balance. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit carrying a goodwill balance. The annual quantitative assessment performed in the fourth quarter of 2021 resulted in an estimated fair value that exceeded the net book value of the Civil reporting unit; therefore, no impairment charge was necessary.
(h) Recoverability of Non-Amortizable Trade Names
Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using an income approach (relief from royalty method). The assessment performed in the fourth quarter of 2021 resulted in an estimated fair value for the non-amortizable trade names that exceeded their respective net book values; therefore, no impairment charge was necessary.

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
(j) Earnings Per Common Share
Basic earnings per common share (“EPS”) and diluted EPS are calculated by dividing net income attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units and unexercised stock options. Potentially dilutive securities also included the Convertible Notes (as defined in Note 7) prior to their repayment on June 15, 2021; however, the Convertible Notes had no impact on diluted EPS. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

	Year Ended December 31,
(in thousands, except per common share data)	2021	2020	2019
Net income (loss) attributable to Tutor Perini Corporation	$91,925	$108,394	$(387,690)

Weighted-average common shares outstanding, basic	51,017	50,656	50,220
Effect of dilutive restricted stock units and stock options	352	421	—
Weighted-average common shares outstanding, diluted	51,369	51,077	50,220

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$1.80	$2.14	$(7.72)
Diluted	$1.79	$2.12	$(7.72)
Anti-dilutive securities not included above	1,892	1,862	3,640
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
(k) Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
(in thousands)	2021	2020
Cash and cash equivalents available for general corporate purposes	$60,192	$210,841
Joint venture cash and cash equivalents	142,005	163,448
Cash and cash equivalents	202,197	374,289
Restricted cash	9,199	77,563
Total cash, cash equivalents and restricted cash	$211,396	$451,852
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
Restricted cash primarily includes amounts held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit. As of December 31, 2020, restricted cash also included $69.9 million held to repay the outstanding principal balance of Convertible Notes, which matured and were repaid on June 15, 2021.

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
(m) Share-Based Compensation
The Company’s long-term incentive plans allow the Company to grant share-based compensation awards in a variety of forms, including restricted stock units, stock options, cash-settled performance stock units (“CPSUs”) and unrestricted stock.
Restricted stock units give the holder the right to exchange their stock units for shares of the Company’s common stock on a one-for-one basis. These awards generally vest subject to service, performance or market conditions, with related compensation expense equal to the fair value of the award on the date of grant and recognized on a straight-line basis over the requisite period. The fair value of restricted stock units with service or performance-vesting conditions is generally based on the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”). Certain restricted stock units are classified as liabilities because they contain guaranteed minimum payouts.
Stock options give the holder the right to purchase shares of the Company’s common stock subsequent to the vesting date at a defined exercise price. A stock option exercise price must be equal to or greater than the fair value of the Company’s common stock on the date of the award. The term for stock options is limited to 10 years from the award date. Stock options generally vest subject to certain service, performance or market conditions, with related compensation expense equal to the fair value of the award on the date of grant and recognized on a straight-line basis over the requisite period. The fair value of stock options with service or performance-vesting conditions is generally based on the Black-Scholes model.
CPSUs give the holder the right to exchange their stock units for cash based on the value of the Company’s common stock on the vesting date. These awards vest subject to service and market or performance conditions. CPSUs are classified as liability awards and are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings. The fair value of performance-based CPSUs is generally based on the closing price of the Company’s common stock on the NYSE at the measurement date. Since CPSUs are settled in cash and no shares are issued, these awards do not dilute equity.
Certain restricted stock unit, stock option and CPSU awards contain market condition components tied to the Company’s total shareholder return in relation to its peer companies, as calculated over a multi-year performance period (“TSR awards”).The fair value of the market-based awards is estimated using a Monte Carlo simulation model. Significant assumptions used in this simulation model include the Company’s expected volatility, a risk-free rate based on U.S. Treasury yield curve rates with maturities consistent with the performance period, and the volatilities for each of the Company’s peers.
Unrestricted stock awards vest immediately upon grant with related compensation expense equal to the fair value of the award on the date of grant. The fair value of unrestricted stock is based on the closing price of the Company’s common stock on the NYSE.
For all awards with only a service-based vesting condition, the Company accounts for forfeitures upon occurrence, rather than estimating the probability of forfeiture at the date of grant. Accordingly, the Company recognizes the full grant-date fair value of these awards on a straight-line basis throughout the requisite service period, reversing any expense if, and only if, there is a forfeiture.
For all awards that have a performance-based vesting condition, the Company evaluates the probability of achieving the performance criteria quarterly throughout the performance period, and will adjust share-based compensation expense if it estimates that the achievement of the performance criteria is not probable. In addition, liability awards with a performance-based vesting condition are remeasured at fair value at each reporting period and the compensation expense is adjusted accordingly.
For equity awards with a market-based vesting condition, compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Conversely, liability awards with market-based vesting requirements are remeasured at fair value at each reporting period using a Monte Carlo simulation model and the compensation expense is adjusted accordingly.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021			2020			2019
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$8,665	$(2,444)	$6,221	$(8,700)	$2,439	$(6,261)	$1,180	$(336)	$844
Foreign currency translation adjustment	(508)	183	(325)	178	101	279	1,867	(530)	1,337
Unrealized gain (loss) in fair value of investments	(3,440)	790	(2,650)	2,015	(444)	1,571	1,982	(421)	1,561
Total other comprehensive income (loss)	$4,717	$(1,471)	$3,246	$(6,507)	$2,096	$(4,411)	$5,029	$(1,287)	$3,742
Less: Other comprehensive income attributable to noncontrolling interests(a)	140	—	140	230	—	230	393	—	393
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$4,577	$(1,471)	$3,106	$(6,737)	$2,096	$(4,641)	$4,636	$(1,287)	$3,349
________________________________________________________________________________________
(a)The only component of other comprehensive income (loss) attributable to noncontrolling interests is foreign currency translation.
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation during the years ended December 31, 2021, 2020 and 2019 were as follows:

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2018	$(38,670)	$(6,315)	$(464)	$(45,449)
Other comprehensive income (loss) before reclassifications	(539)	944	1,621	2,026
Amounts reclassified from AOCI	1,383	—	(60)	1,323
Balance as of December 31, 2019	$(37,826)	$(5,371)	$1,097	$(42,100)
Other comprehensive income (loss) before reclassifications	(7,993)	49	1,820	(6,124)
Amounts reclassified from AOCI	1,732	—	(249)	1,483
Balance as of December 31, 2020	$(44,087)	$(5,322)	$2,668	$(46,741)
Other comprehensive income (loss) before reclassifications	4,167	(465)	(2,372)	1,330
Amounts reclassified from AOCI	2,054	—	(278)	1,776
Balance as of December 31, 2021	$(37,866)	$(5,787)	$18	$(43,635)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statements of Operations during the years ended December 31, 2021, 2020 and 2019 are as follows:

	Location in Consolidated	Year Ended December 31,
(in thousands)	Statements of Operations	2021	2020	2019
Component of AOCI:
Defined benefit pension plan adjustments	Other income (expense)	$2,861	$2,407	$1,933
Income tax benefit	Income tax expense (benefit)	(807)	(675)	(550)
Net of tax		$2,054	$1,732	$1,383

Unrealized gain in fair value of investment adjustments	Other income (expense)	$(352)	$(315)	$(76)
Income tax expense	Income tax expense (benefit)	74	66	16
Net of tax		$(278)	$(249)	$(60)
(p) Recent Accounting Pronouncements
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
2.    Consolidated Statements of Cash Flows
Below are the changes in other components of working capital, net of balances related to incremental interest acquired in a Civil segment joint venture during 2019 (see Note 6), as shown in the Consolidated Statements of Cash Flows, as well as the supplemental disclosures of cash paid for interest, income taxes and non-cash investing activities:

	Year Ended December 31,
(in thousands)	2021	2020	2019
(Increase) Decrease in:
Accounts receivable	$(31,972)	$(104,901)	$(81,983)
Retainage receivable	78,618	(85,769)	(78,520)
Costs and estimated earnings in excess of billings	(120,034)	(113,190)	18,751
Other current assets	62,371	(49,468)	(76,146)
(Decrease) Increase in:
Accounts payable	(283,482)	111,912	53,999
Retainage payable	(46,190)	62,954	35,013
Billings in excess of costs and estimated earnings	(77,533)	(5,168)	245,292
Accrued expenses and other current liabilities	(4,005)	13,654	14,851
Changes in other components of working capital	$(422,227)	$(169,976)	$131,257

Supplemental disclosures:
Interest paid	$63,762	$57,038	$56,137
Income taxes paid (refunded), net	$(8,299)	$11,204	$43,374

Non-cash investing activities:
Real property acquired in settlement of a receivable	$—	$11,660	$—
Receivable recognized from sale of subsidiary	$4,163	$—	$—

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$1,417,196	$1,367,412	$992,755
Bridges	238,345	306,161	334,117
Military defense facilities	194,701	146,969	59,082
Water	98,739	101,705	33,370
Highways	55,666	122,254	86,747
Other	91,113	155,398	273,281
Total Civil segment revenue	$2,095,760	$2,199,899	$1,779,352

	Year Ended December 31,
(in thousands)	2021	2020	2019
Building segment revenue by end market:
Commercial and industrial facilities	$352,265	$580,297	$459,806
Hospitality and gaming	338,998	474,329	297,700
Municipal and government	291,629	287,337	254,736
Education facilities	159,929	173,472	143,382
Mass transit (includes transportation projects)	130,923	218,930	201,400
Health care facilities	64,042	117,968	239,299
Other	90,316	132,308	145,717
Total Building segment revenue	$1,428,102	$1,984,641	$1,742,040

	Year Ended December 31,
(in thousands)	2021	2020	2019
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$588,162	$592,430	$419,402
Commercial and industrial facilities	139,751	152,868	186,819
Multi-unit residential	133,085	139,924	83,903
Water	90,887	73,769	37,403
Education facilities	50,572	44,762	70,229
Mixed use	44,660	47,022	64,302
Other	70,851	83,448	67,382
Total Specialty Contractors segment revenue	$1,117,968	$1,134,223	$929,440

	Year Ended December 31, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,791,531	$363,686	$481,255	$2,636,472
Federal agencies	205,080	189,508	47,724	442,312
Private owners	99,149	874,908	588,989	1,563,046
Total revenue	$2,095,760	$1,428,102	$1,117,968	$4,641,830

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,875,653	$534,449	$533,768	$2,943,870
Federal agencies	175,933	143,327	75,067	394,327
Private owners	148,313	1,306,865	525,388	1,980,566
Total revenue	$2,199,899	$1,984,641	$1,134,223	$5,318,763

	Year Ended December 31, 2019
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,401,001	$573,049	$496,195	$2,470,245
Federal agencies	116,869	153,467	11,326	281,662
Private owners	261,482	1,015,524	421,919	1,698,925
Total revenue	$1,779,352	$1,742,040	$929,440	$4,450,832
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

	Year Ended December 31, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,815,079	$336,128	$988,941	$3,140,148
Guaranteed maximum price	2,854	888,345	14,505	905,704
Unit price	268,377	(1,373)	96,782	363,786
Cost plus fee and other	9,450	205,002	17,740	232,192
Total revenue	$2,095,760	$1,428,102	$1,117,968	$4,641,830

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,792,765	$508,655	$1,010,973	$3,312,393
Guaranteed maximum price	1,829	1,136,782	15,417	1,154,028
Unit price	392,548	867	83,257	476,672
Cost plus fee and other	12,757	338,337	24,576	375,670
Total revenue	$2,199,899	$1,984,641	$1,134,223	$5,318,763

	Year Ended December 31, 2019
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,315,195	$561,831	$769,410	$2,646,436
Guaranteed maximum price	6,951	752,110	21,291	780,352
Unit price	436,015	12,063	91,803	539,881
Cost plus fee and other	21,191	416,036	46,936	484,163
Total revenue	$1,779,352	$1,742,040	$929,440	$4,450,832
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
Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the year ended December 31, 2021 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $37.5 million for various projects. Revenue was negatively impacted during the year ended December 31, 2020 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $77.0 million for various projects. Revenue was negatively impacted during the year ended December 31, 2019 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $177.5 million for various projects, including a $123.9 million revenue impact that resulted from the charge related to the Alaskan Way Viaduct Matter discussed in Note 8.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2021, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.6 billion, $2.2 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. As of December 31, 2020, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.8 billion, $1.5 billion and $1.8 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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
Contract assets include amounts due under retainage provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Retainage receivable	$568,881	$648,441
Costs and estimated earnings in excess of billings:
Claims	833,352	752,783
Unapproved change orders	418,054	415,489
Other unbilled costs and profits	105,362	68,462
Total costs and estimated earnings in excess of billings	1,356,768	1,236,734
Capitalized contract costs	69,027	74,452
Total contract assets	$1,994,676	$1,959,627
Retainage receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of December 31, 2021, the amount of retainage receivable estimated by management to be collected beyond one year is approximately 31% of the balance.
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 8, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
earnings in excess of billings as of December 31, 2021 estimated by management to be collected beyond one year is approximately $795.2 million.
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the years ended December 31, 2021, 2020 and 2019, $47.3 million, $46.7 million and $33.8 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
Contract liabilities include amounts owed under retainage provisions and billings in excess of costs and estimated earnings. The amount as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Retainage payable	$268,945	$315,135
Billings in excess of costs and estimated earnings	761,689	839,222
Total contract liabilities	$1,030,634	$1,154,357
Retainage payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retainage payable is not remitted to subcontractors until the associated retainage receivable from customers is collected. As of December 31, 2021, the amount of retainage payable estimated by management to be remitted beyond one year is approximately 24% of the balance.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the years ended December 31, 2021, 2020 and 2019 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $638.7 million, $690.7 million and $479.6 million, respectively.
5.    Income Taxes
Income (loss) before income taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
United States operations	$118,749	$138,426	$(456,403)
Foreign and U.S. territory operations	41,033	35,853	30,569
Total	$159,782	$174,279	$(425,834)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax expense (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current expense (benefit):
Federal	$20,052	$(36,159)	$(2,884)
State	7,899	(1,282)	3,585
Foreign and U.S. territories	11,568	11,130	5,299
Total current expense (benefit):	39,519	(26,311)	6,000

Deferred expense (benefit):
Federal	(13,667)	38,667	(43,579)
State	36	10,608	(27,566)
Foreign and U.S. territories	(256)	(1,022)	(464)
Total deferred expense (benefit):	(13,887)	48,253	(71,609)
Total expense (benefit):	$25,632	$21,942	$(65,609)
The following table is a reconciliation of the Company’s income tax provision at the statutory federal tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2021		2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax expense (benefit) at statutory tax rate	$33,554	21.0%	$36,599	21.0%	$(89,425)	21.0%
State income taxes, net of federal tax benefit	8,301	5.2	8,518	4.9	(18,442)	4.3
Stock based compensation	87	0.1	3,185	1.8	1,706	(0.4)
Impact of federal tax law changes	—	—	(14,476)	(8.3)	—	—
Officers' compensation	3,664	2.3	2,486	1.4	2,938	(0.7)
Goodwill impairment	—	—	—	—	43,990	(10.3)
Noncontrolling interests	(8,872)	(5.6)	(9,799)	(5.6)	(6,064)	1.4
Federal R&D credits	(1,105)	(0.7)	(3,007)	(1.7)	(3,998)	0.9
Foreign tax rate differences	(625)	(0.4)	1,491	0.9	4,940	(1.2)
Federal claim of right credit	(8,191)	(5.1)	—	—	—	—
Other	(1,181)	(0.8)	(3,055)	(1.8)	(1,254)	0.4
Income tax expense (benefit)	$25,632	16.0%	$21,942	12.6%	$(65,609)	15.4%
The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2021 was favorably impacted by a federal claim of right tax credit resulting in a tax rate adjustment associated with an adverse 2019 jury verdict that rendered certain income recognized in 2016 to be uncollectible.
The Company's provision for income taxes and effective tax rate for the year ended December 31, 2020 was significantly impacted by a change in tax law. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A major provision of the CARES Act allows net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, for the year ended December 31, 2020, the Company was able to recognize tax benefits in excess of the current federal statutory rate of 21% due to the effects of carrying back its net operating loss arising in 2019 to tax years in which the federal statutory rate was 35%.
The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2019 was significantly impacted by the goodwill impairment charge discussed in Note 6. Of the total goodwill impairment charge of $379.9 million, approximately $209.5 million pertained to goodwill that was not tax deductible and yielded permanent differences between

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
book income and taxable income. For the year ended December 31, 2019, the Company recognized U.S. federal and state tax benefits totaling $49.4 million as a result of the impairment charge.
The following is a summary of the significant components of the deferred tax assets and liabilities:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Timing of expense recognition	$28,710	$24,470
Net operating losses	15,824	19,968
Goodwill	11,698	19,315
Other, net	13,125	10,155
Deferred tax assets	69,357	73,908

Deferred tax liabilities:
Intangible assets, due primarily to purchase accounting	(16,453)	(15,212)
Fixed assets	(70,128)	(76,567)
Construction contract accounting	(9,196)	(9,769)
Joint ventures	(26,764)	(41,669)
Other	(15,672)	(11,962)
Deferred tax liabilities	(138,213)	(155,179)

Net deferred tax liabilities	$(68,856)	$(81,271)
As of December 31, 2021, the Company had net operating loss carryforwards in various states totaling $166.0 million with expiration dates ranging from 2022 to 2040. As of December 31, 2020, the Company had net operating loss carryforwards in various states totaling $196.5 million. As of December 31, 2021, the Company had federal and state tax credit carryforwards of approximately $0.1 million and $2.6 million, respectively. As of December 31, 2020, the Company had federal and state tax credit carryforwards of approximately $1.4 million and $2.0 million, respectively.
The net deferred tax liabilities are presented in the Consolidated Balance Sheets as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets	$2,133	$1,695
Deferred tax liabilities	(70,989)	(82,966)
Net deferred tax liabilities	$(68,856)	$(81,271)
The Company’s policy is to record interest and penalties on unrecognized tax benefits as an element of income tax expense. The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet. The total amount of gross unrecognized tax benefits as of December 31, 2021 that, if recognized, would impact the effective tax rate is $7.5 million. The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company accounts for its uncertain tax positions in accordance with GAAP. The following is a reconciliation of the beginning and ending amounts of these unrecognized tax benefits for the three years ended December 31, 2021:

	As of December 31,
(in thousands)	2021	2020	2019
Beginning balance	$8,681	$5,682	$4,998
Change in tax positions of prior years	(1,319)	2,286	351
Change in tax positions of current year	1,000	1,202	1,106
Reduction in tax positions for statute expirations	(823)	(489)	(773)
Ending balance	$7,539	$8,681	$5,682
The Company conducts business internationally and, as a result, one or more of its subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, the Company is subject to examination by taxing authorities principally throughout the United States, Guam and Canada. The Company's open tax years for a U.S. federal income tax audit are 2018 and later. The 2018 federal income tax return is currently under audit by the Internal Revenue Service. The Company has various years open to audit in a number of state and local jurisdictions and is currently under audit by various state and local taxing authorities.
6.    Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through December 31, 2021:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2019	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2019	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2019	205,143	—	—	205,143
2020 activity	—	—	—	—
Goodwill as of December 31, 2020	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of December 31, 2021(a)	$205,143	$—	$—	$205,143
_____________________________________________________________________________________________________________
(a)As of December 31, 2021, accumulated impairment was $867.8 million.
The Company performed its annual impairment test in the fourth quarter of 2021 and concluded goodwill was not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
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
Second Quarter of 2019 Goodwill Impairment
In the second quarter of 2019, the Company recognized a non-cash impairment loss totaling $379.9 million, of which $210.2 million, $13.5 million and $156.2 million was in the Civil, Building and Specialty Contractors segments, respectively. While there was no single determinative event or factor, potential triggering events identified in the accounting guidance (ASC 350, Intangibles – Goodwill and Other) which led to the impairment conclusion included:
•The Company faced a declining stock price and observed a sustained decrease subsequent to the filing of the Company’s first quarter Form 10-Q on May 8, 2019, in both absolute terms and relative to its peers. Consistent with the average stock prices of companies in its peer group, the Company’s stock price had been trending lower over

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
several prior periods; however, during the second quarter of 2019, the Company’s stock price dropped to a 52-week low while the average stock price of companies in its peer group increased. The Company believed that delays experienced in resolving certain claims and unapproved change orders, which when combined with the increased working capital needs and significant negative operating cash flows in the first quarter of 2019, had contributed significantly to the sustained decrease in the Company’s stock price;
•The Company experienced significant negative operating cash flows from each of its reporting units in the first quarter of 2019, and that trend continued at the beginning of the second quarter; and
•The Company’s debt rating was downgraded by a major credit rating agency on May 17, 2019.
When performing the interim goodwill impairment test as of June 1, 2019 (the “Interim Test”), the Company utilized a weighted average of (1) an income approach and (2) a market approach to determine the fair value of the Company and each of its reporting units for the Interim Test. The income approach was based on estimated present value of future cash flows for each reporting unit. The market approach was based on assumptions about how market data relates to each reporting unit. The weighting of these two approaches was based on their individual correlation to the economics of each reporting unit as impacted by factors such as the availability of comparable market data for each reporting unit.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets
Intangible assets consist of the following:

	As of December 31, 2021				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)(a)	69,250	(23,650)	(23,232)	22,368	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,053)	(16,645)	102	12 years
Construction contract backlog	149,290	(137,102)	—	12,188	3 years
Total	$381,940	$(183,805)	$(113,067)	$85,068
___________________________________________________________________________________________________________
(a)In 2021, the Company sold an immaterial subsidiary, which had amortizable trade names with a gross cost of $5.1 million and a carrying value of $2.6 million at the time of sale.

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
Amortization expense related to amortizable intangible assets was $35.5 million, $32.2 million and $6.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in amortization expense in 2021 and 2020, compared to 2019, was due to the acquisition of an additional 25% interest in a Civil segment joint venture during the fourth quarter of 2019, which increased the Company’s ownership interest from 50% to 75% and gave it a controlling financial interest in the joint venture, thereby requiring consolidation by the Company. The transaction was accounted for as a business combination achieved in stages, and under ASC 805, Business Combinations, the previously held equity interest in the joint venture was remeasured at the acquisition date fair value. The transaction resulted in a gain of $37.8 million recognized in earnings, which was included in general and administrative expenses in the Company’s Consolidated Statement of Operations in 2019, and in the recording of an intangible asset for construction contract backlog of $75.6 million, which is amortized as the related contract backlog is recognized as revenue.
Future amortization expense related to amortizable intangible assets will be approximately $14.5 million for 2022, $2.2 million per year for the years 2023 through 2026, and $11.4 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2021. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the years ended December 31, 2021, 2020 or 2019.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Financial Commitments
Long-Term Debt
Long-term debt as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2021	2020
2017 Senior Notes	$496,244	$495,271
Term Loan B	406,335	408,458
2020 Revolver	27,000	—
Convertible Notes(a)	—	67,878
Equipment financing and mortgages	56,246	47,594
Other indebtedness	7,829	6,264
Total debt	993,654	1,025,465
Less: Current maturities	24,406	100,188
Long-term debt, net	$969,248	$925,277
_____________________________________________________________________________________________________________
(a)The Company repaid the remaining principal balance of the Convertible Notes at maturity on June 15, 2021. As of December 31, 2020, the balance of the Convertible Notes was included in current maturities on the Consolidated Balance Sheet.
The following table reconciles the outstanding debt balances to the reported debt balances as of December 31, 2021 and 2020:

	As of December 31, 2021			As of December 31, 2020
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(3,756)	$496,244	$500,000	$(4,729)	$495,271
Term Loan B	419,688	(13,353)	406,335	423,938	(15,480)	408,458
Convertible Notes	—	—	—	69,918	(2,040)	67,878
The unamortized issuance costs related to the 2020 Revolver were $2.1 million and $2.6 million as of December 31, 2021 and 2020, respectively, and are included in other assets on the Consolidated Balance Sheets.
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
The 2020 Credit Agreement permits the Company to repay any or all borrowings outstanding under the 2020 Credit Agreement at any time prior to maturity without penalty. The 2020 Credit Agreement requires the Company to make regularly scheduled payments of principal on the Term Loan B in quarterly installments equal to 0.25% of the initial principal amount of the Term Loan B. The 2020 Credit Agreement also requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of unpermitted indebtedness and annual excess cash flow (subject to certain exceptions).
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (a) LIBOR or (b) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate for a one-month interest period plus 100 basis points) plus, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for LIBOR and between 3.50% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the 2020 Revolver is between 4.25% and 4.75% for LIBOR and 3.25% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the First Lien Net Leverage Ratio. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2020 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The agreement includes provisions for the replacement of LIBOR with an alternative benchmark rate upon LIBOR being discontinued. The weighted-average annual interest rate on borrowings under the 2020 Revolver was 6.5% during the year ended December 31, 2021.
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
As of December 31, 2021, $27 million was outstanding and $148 million was available under the 2020 Revolver. The Company had not utilized the 2020 Revolver for letters of credit. The Company was in compliance with the financial covenants under the 2020 Credit Agreement for the period ended December 31, 2021.
Termination of 2017 Credit Facility
On August 18, 2020, the Company used proceeds from the Term Loan B to repay outstanding amounts under its credit agreement (the “2017 Credit Facility”) with SunTrust Bank, now known as Truist Bank, as Administrative Agent, Swing Line Lender and L/C Issuer and a syndicate of other lenders, at which time the 2017 Credit Facility was terminated.
Repurchase and Repayment of Convertible Notes
On June 15, 2016, the Company issued $200 million of 2.875% Convertible Senior Notes due June 15, 2021 (the “Convertible Notes”) in a private placement offering. On August 19, 2020, the Company used proceeds from the Term Loan B to repurchase $130.1 million aggregate principal amount of the Convertible Notes for an aggregate purchase price of $132.4 million (including accrued and unpaid interest to the repurchase date). As a result of the repurchase, the Company recognized a $7.1 million loss on extinguishment of debt in 2020, which is included in interest expense in the Consolidated Statements of Operations. The Company repaid the remaining $69.9 million principal balance of the Convertible Notes at maturity on June 15, 2021 using proceeds from the Term Loan B, which were held in a restricted cash account for this purpose. As of June 15, 2021, the discount and deferred debt costs associated with the Convertible Notes were fully amortized, the principal balance of the Convertible Notes was equal to their fair value and there was no gain or loss on extinguishment at maturity. None of the Convertible Notes remained outstanding as of December 31, 2021.
To account for the Convertible Notes, the Company applied the provisions of ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). ASC 470-20 requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This is done by allocating the proceeds from issuance to the liability component based on the fair value of the debt instrument excluding the conversion feature, with the residual allocated to the equity component and classified in additional paid in capital. The $46.8 million difference between the initial principal amount of the Convertible Notes ($200.0 million) and the proceeds initially allocated to the liability component ($153.2 million) was treated as a discount on the Convertible Notes. This difference was amortized as non-cash interest expense

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
using the interest method, as shown below under Interest Expense. The equity component, however, is not subject to amortization nor subsequent remeasurement.
In addition, ASC 470-20 requires that the debt issuance costs associated with a convertible debt instrument be allocated between the liability and equity components in proportion to the allocation of the debt proceeds between these two components.
The following table presents information related to the liability and equity components of the Convertible Notes:

(in thousands)	December 31, 2020
Liability component:
Principal	$69,918
Conversion feature	(46,800)
Allocated debt issuance costs	(5,051)
Amortization and extinguishment of discount and debt issuance costs (non-cash interest expense)	49,811
Net carrying amount	$67,878

Equity component:
Conversion feature	$46,800
Reacquisition of conversion option from repurchase of notes, net of tax	(764)
Allocated debt issuance costs	(1,543)
Deferred taxes	(18,815)
Net carrying amount	$25,678
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
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $41.7 million and $36.9 million at December 31, 2021 and 2020, respectively, with interest rates ranging from 2.54% to 3.89% with equal monthly installment payments over periods up to 5 years. The aggregate balance of mortgage loans was approximately $14.6 million and $10.7 million at December 31, 2021 and 2020, respectively, with interest rates ranging from a fixed 2.25% to LIBOR plus 3% and equal monthly installment payments over periods up to 10 years, as well as one loan with a balloon payment of $6.8 million due in 2023.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the future principal payments required under all of the Company’s debt obligations, discussed above:

Year (in thousands)
2022	$24,406
2023	23,187
2024	16,137
2025	539,888
2026	8,578
Thereafter	398,567
1,010,763
Less: Unamortized discounts and issuance costs	17,109
Total	$993,654
Interest Expense
Interest expense as reported in the Consolidated Statements of Operations consisted of the following:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Cash interest expense:
Interest on 2017 Senior Notes	$34,375	$34,375	$34,375
Interest on Term Loan B	24,590	9,028	—
Interest on 2020 Revolver	1,479	77	—
Interest on 2017 Credit Facility	—	5,341	11,990
Interest on Convertible Notes	921	4,373	5,750
Other interest	1,905	2,079	2,172
Cash portion of loss on extinguishment	—	786	—
Total cash interest expense	63,270	56,059	54,287
Non-cash interest expense(a):
Amortization of discount and debt issuance costs on Convertible Notes	2,040	8,944	10,811
Amortization of discount and debt issuance costs on Term Loan B	2,175	784	—
Amortization of debt issuance costs on 2020 Revolver	568	206	—
Amortization of debt issuance costs on 2017 Credit Facility	—	1,001	1,552
Amortization of debt issuance costs on 2017 Senior Notes	973	906	844
Non-cash portion of loss on extinguishment	—	8,312	—
Total non-cash interest expense	5,756	20,153	13,207

Total interest expense	$69,026	$76,212	$67,494
_____________________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes, Term Loan B and the Convertible Notes were 7.13%, 6.48% and 9.39%, respectively, for the year ended December 31, 2021.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 31, 2021, the Company has concluded that the potential for a material adverse financial impact on Five Star or the Company as a result of the investigation is remote.
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
In April and September 2018, rulings received on pre-trial motions limited some of the potential recoveries under the Policy for STP, WSDOT and Hitachi. On August 2, 2021, the Court of Appeals reversed in part certain of those limitations but affirmed other parts of those rulings. On January 5, 2022, the Washington Supreme Court issued an order granting STP, WSDOT and Hitachi’s requests for discretionary review of the portions of the Court of Appeals’ decision that affirmed the April and September 2018 decisions. STP also asserted $532 million of damages from WSDOT related to the pipe-strike by the TBM in a related lawsuit in Thurston County (see following paragraph).
In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court alleging breach of contract, seeking $57.2 million in delay-related damages and seeking declaratory relief concerning contract interpretation. STP filed its answer to

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi, as the TBM designer, seeking damages of $667 million. On October 3, 2019, STP and Hitachi entered into a settlement agreement which released and dismissed the claims that STP and Hitachi had against each other. The jury trial between STP and WSDOT commenced on October 7, 2019 and concluded on December 13, 2019, with a jury verdict in favor of WSDOT awarding them $57.2 million in damages. Judgment was entered on January 10, 2020, and STP appealed the decision. The appeal was argued on December 10, 2021 and STP is awaiting a decision from the Court of Appeals of the State of Washington, which is expected in the second half of 2022. If STP is successful in its appeal, the case will be remanded to the trial court for a new trial.
The Company recorded the impact of the jury verdict during the fourth quarter of 2019, resulting in a pre-tax charge of $166.8 million, which included $25.7 million for the Company’s 45% proportionate share of the $57.2 million in damages awarded by the jury to WSDOT. Payment of damages will only be made if the adverse verdict is upheld on appeal, as the payment is secured by a bond for the course of the appeal. Other than the possible future cash payment of $25.7 million for damages, the charge was for non-cash write-downs primarily related to the costs and estimated earnings in excess of billings and receivables that the Company previously recorded to reflect its expected recovery in this case.
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
On June 5, 2020, the Developer, secured lenders and the Port Authority announced that they had reached a settlement of their disputes. As part of the settlement, the Port Authority waived the enforcement of its right to seek a “cure” pursuant to its lease agreement with the Developer which requires construction costs be paid prior to any sale of the leasehold, the sole asset in the Developer’s bankruptcy estate to be distributed in this bankruptcy. On July 14, 2020, the bankruptcy court conducted a hearing to determine (1) whether to approve the settlement agreement between the Developer, secured lenders and the Port Authority; and (2) whether TPBC can assert third-party beneficiary rights to the lease agreement and require that prior to the sale of the leasehold, any outstanding costs owed to contractors for the cost of building the project must be paid pursuant to the lease agreement’s “cure” provisions. On August 12, 2020, the bankruptcy court approved the settlement and denied TPBC’s third-party beneficiary rights under the lease agreement. On August 20, 2020, TPBC filed an appeal with the U.S. District Court for the Southern District of New York seeking to challenge the denial of its third-party beneficiary rights under the lease agreement’s “cure” provisions to avoid being subordinate to the claims of the secured lenders in the bankruptcy proceedings, which was denied by the U.S. District Court on August 4, 2021 and is now before the Second Circuit Court of Appeals. On August 25, 2021, the bankruptcy court approved the sale of the leasehold, which was completed on August 31, 2021. On October 1, 2021, the bankruptcy court converted the case from a Chapter 11 to a Chapter 7 bankruptcy proceeding.
Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, seeking the same $113 million in damages pursuant to the lease agreement between the Port Authority and the Developer. On August 20, 2018, the Port Authority filed a motion to dismiss all causes of action, which was denied by the court on July 1, 2019. The Port

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Authority appealed this decision on July 15, 2019. On February 18, 2021, the Appellate Division affirmed in part and reversed in part the trial court's denial of the Port Authority's motion to dismiss TPBC’s causes of action. On March 29, 2021, the Port Authority filed a new motion to dismiss on additional grounds. In addition, on August 11, 2021, TPBC filed a second lawsuit in state court against the Port Authority alleging tortious interference with TPBC’s right to recover under the lease agreement’s “cure” provision in the bankruptcy proceeding, which was removed to federal court.
On January 27, 2020, TPBC filed separate litigation in the U.S. District Court for the Southern District of New York in which TPBC asserted related claims against individual owners of the Developer for their wrongful conversion of project funds and against lenders that received interest payments from project funds and other amounts earmarked to pay the contractors. On June 1, 2020, the defendants filed motions to dismiss, which were granted in part and denied in part on December 29, 2020, resulting in the lender defendants being dismissed from the lawsuit and the lawsuit against the individual owners of the Developer continuing. The lawsuit was refiled in New York state court on July 26, 2021.
As of December 31, 2021, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners, certain lenders and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.
9.    Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2021, the Company’s operating leases have remaining lease terms ranging from less than one year to 17 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in other assets, while current and long-term operating lease liabilities are included in accrued expenses and other current liabilities, and other long-term liabilities, respectively, on the Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The present value of future lease payments are discounted using either the implicit rate in the lease, if known, or the Company’s incremental borrowing rate for the specific lease as of the lease commencement date. The ROU asset is also adjusted for any prepayments made or incentives received. The lease terms include options to extend or terminate the lease only to the extent it is reasonably certain any of those options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease components (e.g., fixed payments) separate from the non-lease components (e.g., common-area maintenance costs). The Company does not have any material financing leases.
The following table presents components of lease expense for the years ended December 31, 2021 and 2020:

	For the year ended December 31,
(in thousands)	2021	2020
Operating lease expense	$14,733	$14,547
Short-term lease expense(a)	72,047	87,969
	86,780	102,516
Less: Sublease income	697	1,026
Total lease expense	$86,083	$101,490
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents supplemental balance sheet information related to operating leases:

		As of December 31,
(dollars in thousands)	Balance Sheet Line Item	2021	2020
Assets
ROU assets	Other assets	$53,462	$55,897
Total lease assets		$53,462	$55,897
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$7,481	$7,661
Long-term lease liabilities	Other long-term liabilities	50,057	51,336
Total lease liabilities		$57,538	$58,997
Weighted-average remaining lease term		12.0 years	12.5 years
Weighted-average discount rate		9.44%	9.22%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	As of December 31,
(in thousands)	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(13,799)	$(14,591)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$6,979	$29,244
The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2021:

Year (in thousands)	Operating Leases
2022	$12,372
2023	9,622
2024	7,673
2025	6,803
2026	5,640
Thereafter	60,833
Total lease payments	102,943
Less: Imputed interest	45,405
Total	$57,538

10.    Share-Based Compensation
On April 10, 2018, the Company adopted the Tutor Perini Corporation Omnibus Incentive Plan (the “Current Plan”), which was approved by the Company’s shareholders on May 23, 2018. The Current Plan effected the merger of the Company’s Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan, as amended and restated on October 2, 2014 (the “2014 Plan”) and the Tutor Perini Corporation Incentive Compensation Plan adopted on April 3, 2017 (the “2017 Plan,” together with the 2014 Plan and the Current Plan, the “Plans”). As of December 31, 2021, there were 1,243,070 shares of common stock available for grant under the Company’s Current Plan. As of December 31, 2021, the Plans had an aggregate of 3,356,616 restricted stock units and stock options from outstanding, historical awards that either have not vested or have vested but have not been exercised. Any awards that were granted under the Plans that are forfeited, cancelled or held back for net settlement will become available to be issued under the Current Plan.
The terms of the Plans give the Company the right to settle the vesting of share-based grants in cash or shares.
Many of the awards issued under the Plans contain separate tranches, each for a separate performance period and each with a performance target to be established subsequent to the award date; accordingly, the tranches are accounted for under ASC 718,

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Compensation (“ASC 718”) as separate grants, with the grant date being the date the performance targets for a given tranche are established and communicated to the grantee. Similarly, for these awards, compliance with the requirements of the Plans is also based on the number of units granted in a given year, as determined by ASC 718, rather than the number of units awarded in a given year.
The following table summarizes restricted stock unit, stock option and CPSU activity:

	Restricted Stock Units		Stock Options		CPSUs
	Number	Weighted- Average Grant Date Fair Value Per Share	Number	Weighted- Average Exercise/ (Strike) Price Per Share	Number	Weighted- Average Grant Date Fair Value Per Unit
Outstanding as of December 31, 2018	1,469,000	$27.27	2,943,044	$20.89	—	$—
Granted	530,000	20.23	220,000	19.66	—	—
Expired or cancelled	(104,029)	28.98	(884,029)	21.03	—	—
Vested/exercised	(179,971)	25.39	—	—	—	—
Outstanding as of December 31, 2019	1,715,000	$25.19	2,279,015	$20.62	—	$—
Granted	245,000	20.67	165,000	19.24	—	—
Expired or cancelled	(403,750)	25.52	(168,750)	25.87	—	—
Vested/exercised	(521,250)	29.44	—	—	—	—
Outstanding as of December 31, 2020	1,035,000	$21.85	2,275,265	$20.13	—	$—
Granted	678,851	16.26	100,000	19.24	398,852	20.39
Expired or cancelled	(155,000)	15.37	(202,500)	20.07	—	—
Vested/exercised	(370,000)	23.53	(5,000)	13.32	—	—
Outstanding as of December 31, 2021	1,188,851	$18.98	2,167,765	$20.11	398,852	$20.39
Included in the above table are certain restricted stock unit grants which are classified as liabilities in accordance with ASC 718 because they contain a guaranteed minimum payout. These awards may be performance-based or time-based and may be settled in shares of the Company's stock, cash or a combination thereof, at the Company's discretion. As of December 31, 2021 and 2020, there were 260,000 and 270,000 restricted stock units with guaranteed minimum payouts outstanding, with weighted-average grant date fair values per share of $27.53 and $27.80, respectively.
The Company recognized liabilities for CPSUs and restricted stock units with guaranteed minimum payouts totaling approximately $4.8 million and $2.4 million as of December 31, 2021 and 2020, respectively. The Company paid approximately $0.3 million in each of 2021 and 2020 to settle liability-classified awards, and there were no cash settlements in 2019.
The following table summarizes unrestricted stock awards, which are generally issued to the non-employee members of the Company’s Board of Directors as part of their annual retainer fees:

	Unrestricted Stock Awards
Year	Number	Weighted-Average Grant Date Fair Value Per Share
2019	98,591	$15.72
2020	194,177	8.60
2021	101,894	15.47
The fair value of unrestricted stock awards issued during 2021, 2020 and 2019 was approximately $1.6 million, $1.7 million and $1.5 million, respectively.
The fair value of restricted stock units that vested during 2021, 2020 and 2019 was approximately $5.3 million, $4.1 million and $3.1 million, respectively. As of December 31, 2021, the balance of unamortized restricted stock, stock option and CPSU expense was $12.9 million, $2.0 million and $6.8 million, respectively, which is expected to be recognized over weighted-average periods of 1.9 years for restricted stock units, 1.9 years for stock options and 2.0 years for CPSUs.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2,167,765 outstanding stock options as of December 31, 2021 had an intrinsic value of $0.6 million and a weighted-average remaining contractual life of 3.8 years. Of those outstanding options: (1) 1,842,765 were exercisable with an intrinsic value of $0.6 million, a weighted-average exercise price of $20.77 per share and a weighted-average remaining contractual life of 3.0 years; (2) 325,000 have not vested and have no intrinsic value, a weighted-average exercise price of $16.37 per share and a weighted-average remaining contractual life of 8.5 years. The 325,000 unvested stock options include 187,500 with time-based or market-based vesting conditions that are expected to vest, as well as 137,500 with market-based vesting conditions that are not expected to vest.
The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2021	2020	2019
Total stock options granted	100,000	165,000	220,000
Weighted-average grant date fair value	$15.21	$7.67	$7.59
Weighted-average assumptions:
Risk-free rate	1.4%	1.2%	2.1%
Expected life of options(a)	6.5 years	6.3 years	6.1 years
Expected volatility(b)	73.7%	60.7%	39.4%
Expected quarterly dividends	$—	$—	$—
_____________________________________________________________________________________________________________
(a)Calculated using the simplified method due to the terms of the stock options and the limited pool of grantees.
(b)Calculated using historical volatility of the Company’s common stock over periods commensurate with the expected life of the option.
For the respective years ended December 31, 2021, 2020 and 2019, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements for employees of $10.0 million, $10.2 million and $17.5 million. Additionally for the same periods, the Company recognized as part of general and administrative expenses, costs for share-based awards to non-employee directors of $1.6 million for each of the three years. The aggregate tax benefits for these awards were approximately $1.2 million, $1.3 million and $2.9 million, for the respective periods.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth a summary of net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Interest cost	$2,349	$3,032	$3,801
Service cost	935	925	900
Expected return on plan assets	(3,976)	(4,022)	(4,170)
Recognized net actuarial losses	2,860	2,407	1,933
Net periodic benefit cost	$2,168	$2,342	$2,464
Actuarial assumptions used to determine net cost:
Discount rate	2.24%	3.07%	4.12%
Expected return on assets	5.75%	5.75%	5.75%
Rate of increase in compensation	N/A	N/A	N/A
The target asset allocation for the Company’s pension plan by asset category for 2022 and the actual asset allocation as of December 31, 2021 and 2020 by asset category are as follows:

	Percentage of Plan Assets as of December 31,
	Target Allocation 2022
		Actual Allocation
Asset Category		2021	2020
Cash	5%	4%	5%
Equity funds:
Domestic	47	47	34
International	15	16	17
Fixed income funds	33	33	44
Total	100%	100%	100%
Due to the election of certain options provided under the American Rescue Plan Act of 2021, enacted on March 11, 2021, the Company is not required to contribute additional amounts to the defined benefit pension plan in 2022.
Future benefit payments under the plans are estimated as follows:

(in thousands)
Year ended December 31,
2022	$6,881
2023	6,795
2024	6,747
2025	6,657
2026	6,580
2027-2031	30,545
Total	$64,205

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2021 and 2020, and a summary of the funded status as of December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Change in Fair Value of Plan Assets
Balance at beginning of year	$71,940	$73,357
Actual return on plan assets	6,844	899
Company contribution	1,235	4,408
Benefit payments	(6,644)	(6,724)
Balance at end of year	$73,375	$71,940

	Year Ended December 31,
(in thousands)	2021	2020
Change in Benefit Obligations
Balance at beginning of year	$107,824	$102,607
Interest cost	2,349	3,032
Service cost	935	925
Assumption change (gain) loss	(3,921)	7,902
Actuarial loss	983	81
Benefit payments	(6,644)	(6,723)
Balance at end of year	$101,526	$107,824

	As of December 31,
(in thousands)	2021	2020
Funded status	$(28,151)	$(35,884)
Net unfunded amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(292)	$(293)
Long-term liabilities	(27,859)	(35,591)
Total net unfunded amount recognized in Consolidated Balance Sheets	$(28,151)	$(35,884)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss consist of net actuarial losses before income taxes of $56.5 million and $65.2 million as of December 31, 2021 and 2020, respectively.
The discount rate used in determining the accumulated post-retirement benefit obligation was 2.7% as of December 31, 2021 and 2.2% as of December 31, 2020. The discount rate used for the accumulated post-retirement obligation was derived using a blend of U.S. Treasury and high-quality corporate bond discount rates.
The expected long-term rate of return on assets assumption was 5.8% for both 2021 and 2020. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the plans’ target asset allocation and full availability of invested assets.
Closely held fund strategies seek to capitalize on inefficiencies identified across different asset classes or markets and include investments in both long and short equity securities.
Plan assets were measured at fair value. Mutual funds are public investment vehicles valued using the Net Asset Value (“NAV”) of shares held by the pension plan at year-end. Equity partnerships and fixed income funds are valued based on quoted market prices in active markets. Closely held funds, which are only available through private offerings, do not have readily determinable fair values. Estimates of fair value of these funds were determined using the information provided by the fund managers and are generally based on the NAV per share or its equivalent.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the pension plan assets at fair value in accordance with the fair value hierarchy described in Note 12:

	As of December 31, 2021				As of December 31, 2020
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,533	$—	$—	$2,533	$1,582	$—	$—	$1,582
Fixed income funds	—	3,057	—	3,057	2,000	3,086	—	5,086
Mutual funds	54,966	—	—	54,966	54,671	—	—	54,671
	$57,499	$3,057	$—	$60,556	$58,253	$3,086	$—	$61,339
Closely held funds(a)
Equity partnerships				4,259				3,700
Hedge fund investments				8,560				6,901
Total closely held funds(a)				12,819				10,601
Total	$57,499	$3,057	$—	$73,375	$58,253	$3,086	$—	$71,940
_____________________________________________________________________________________________________________
(a)The pension plan’s investments in closely held funds are not categorized in the fair value hierarchy because they are measured at NAV using the practical expedient under ASC 820, Fair Value Measurement (“ASC 820”). The underlying holdings of closely held funds were comprised of a combination of Level 1, 2 and 3 investments, and in some cases, may also include investments not categorized in the fair value hierarchy because they are measured at NAV using the practical expedient, as described above.
As of December 31, 2021 and 2020, pension plan assets included approximately $12.8 million and $10.6 million, respectively, of investments in hedge funds and equity partnerships which do not have readily determinable fair values. The underlying holdings of the funds were comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.
The plans have benefit obligations in excess of the fair value of each plan’s assets as follows:

	As of December 31, 2021			As of December 31, 2020
(in thousands)	Pension Plan	Benefit Equalization Plan	Total	Pension Plan	Benefit Equalization Plan	Total
Projected benefit obligation	$98,570	$2,956	$101,526	$104,657	$3,167	$107,824
Accumulated benefit obligation	$98,570	$2,956	$101,526	$104,657	$3,167	$107,824
Fair value of plans' assets	73,375	—	73,375	71,940	—	71,940
Projected benefit obligation greater than fair value of plans' assets	$25,195	$2,956	$28,151	$32,717	$3,167	$35,884
Accumulated benefit obligation greater than fair value of plans' assets	$25,195	$2,956	$28,151	$32,717	$3,167	$35,884
Section 401(k) Plan
The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The cost recognized by the Company for its 401(k) plan was $4.4 million in 2021, $4.3 million in 2020 and $4.1 million in 2019. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined by the plan.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in which it participates and, therefore, has not recognized a liability for its proportionate share of any unfunded vested liabilities associated with these plans.
The following table summarizes key information for the plans that the Company made significant contributions to during the three years ended December 31, 2021:

		Pension Protections Act Zone Status		FIP/RP Status Pending or Implemented(a)	Company Contributions (amounts in millions)						Expiration Date of Collective Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2021	2020		2021(b)	2020		2019		Surcharge Imposed
The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund	13-6123601/001	Green	Green	N/A	$9.5	$10.1	(c)	$9.3	(c)	No	4/13/2022
Joint Pension Fund, Local Union 164 IBEW	22-6031199	Green	Yellow	Implemented	6.8	2.5		0.8		No	6/2/2025
Excavators Union Local 731 Pension Fund	13-1809825/002	Green	Green	N/A	4.0	4.8		5.1		No	4/30/2026
Carpenters Pension Trust Fund for Northern California	94-6050970	Red	Red	Implemented	2.9	4.6	(d)	4.0		No	6/30/2023
Northern California Electrical Workers Pension Plan	94-6062674	Green	Green	N/A	2.8	3.5	(c)	3.0		No	5/31/2022
_____________________________________________________________________________________________________________
(a)The “FIP/RP Status Pending or Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or implemented.
(b)The Company's contributions as a percentage of total plan contributions were not available for the 2021 plan year for any of the above pension funds.
(c)These amounts exceeded 5% of the respective total plan contributions.
(d)The Company’s contributions as a percentage of total plan contributions were not available for the 2020 plan year for the Carpenters Pension Trust Fund for Northern California.
In addition to the individually significant plans described above, the Company also contributed approximately $43.6 million in 2021, $44.3 million in 2020 and $35.7 million in 2019 to other multiemployer pension plans. Funding for these payments is principally provided for in the contracts with our customers.
12.    Fair Value Measurements
The fair value hierarchy established by ASC 820 prioritizes the use of inputs used in valuation techniques into the following three levels:
•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•Level 3 inputs are unobservable
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	As of December 31, 2021				As of December 31, 2020
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$202,197	$—	$—	$202,197	$374,289	$—	$—	$374,289
Restricted cash(a)	9,199	—	—	9,199	77,563	—	—	77,563
Restricted investments(b)	—	84,355	—	84,355	—	78,912	—	78,912
Investments in lieu of retainage(c)	27,472	58,856	—	86,328	92,609	1,300	—	93,909
Total	$238,868	$143,211	$—	$382,079	$544,461	$80,212	$—	$624,673
_____________________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of December 31, 2021, consist of investments in corporate debt securities of $46.7 million, U.S. government agency securities of $37.1 million and corporate certificates of deposits of $0.6 million, all with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2020, restricted investments consisted of investments in U.S. government agency securities of $40.5 million, corporate debt securities of $37.5 million and corporate certificates of deposits of $0.9 million, all with maturities

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of up to five years. The amortized cost of these available-for-sale securities at December 31, 2021 and 2020 was not materially different from the fair value.
(c)Investments in lieu of retainage are included in retainage receivable and as of December 31, 2021 are comprised of corporate debt securities of $57.5 million, money market funds of $27.5 million and municipal bonds of $1.3 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The corporate and municipal bonds have maturity periods up to five years, and their fair values are determined from a compilation of primarily observable market information, third-party quoted market prices, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets. As of December 31, 2020, investments in lieu of retainage consisted of money market funds of $92.6 million and municipal bonds of $1.3 million. The amortized cost of these available-for-sale securities at December 31, 2021 and 2020 was not materially different from the fair value.
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retainage, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $504.9 million and $495.0 million as of December 31, 2021 and 2020, respectively. The fair value of the Convertible Notes was $69.1 million as of December 31, 2020 and the Company repaid the remaining principal balance of the notes at maturity on June 15, 2021. The fair values of the 2017 Senior Notes and Convertible Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $419.7 million and $425.0 million as of December 31, 2021 and 2020, respectively, and was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of December 31, 2021 and 2020.
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
As of December 31, 2021, the Company had unconsolidated VIE-related current assets and liabilities of $0.7 million and $0.4 million, respectively, included in the Company’s Consolidated Balance Sheet. As of December 31, 2020, the Company had unconsolidated VIE-related current assets and liabilities of $0.6 million and $0.5 million, respectively, included in the Company’s Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of December 31, 2021.
As of December 31, 2021, the Company’s Consolidated Balance Sheet included current and noncurrent assets of $568.2 million and $3.0 million, respectively, as well as current liabilities of $496.9 million related to the operations of its consolidated VIEs. As of December 31, 2020, the Company’s Consolidated Balance Sheet included current and noncurrent assets of $405.7 million and $14.2 million, respectively, as well as current liabilities of $514.9 million related to the operations of its consolidated VIEs.
Below is a discussion of some of the Company’s more significant or unique VIEs.
The Company established a joint venture to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations) mass-transit projects in Los Angeles, California with an original combined value of approximately $2.8 billion. The

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC and fire protection systems for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment provides the Company with unique strengths and capabilities that allow the Company to position itself as a full-service contractor with greater control over scheduled work, project delivery, and cost and risk management.
To the extent that a contract is co-managed and co-executed among segments, the Company allocates the share of revenues and costs of the contract to each segment to reflect the shared responsibilities in the management and execution of the project.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2021, 2020 and 2019:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total	Corporate		Consolidated Total
Year ended December 31, 2021
Total revenue	$2,443,828	$1,574,759	$1,120,115	$5,138,702	$—		$5,138,702
Elimination of intersegment revenue	(348,068)	(146,657)	(2,147)	(496,872)	—		(496,872)
Revenue from external customers	$2,095,760	$1,428,102	$1,117,968	$4,641,830	$—		$4,641,830
Income (loss) from construction operations(a)	$266,214	$28,721	$(9,961)	$284,974	$(58,170)	(b)	$226,804
Capital expenditures	$37,067	$359	$476	$37,902	$692		$38,594
Depreciation and amortization(c)	$102,723	$1,677	$3,316	$107,716	$10,513		$118,229
Year ended December 31, 2020
Total revenue	$2,565,210	$2,114,459	$1,135,018	$5,814,687	$—		$5,814,687
Elimination of intersegment revenue	(365,311)	(129,818)	(795)	(495,924)	—		(495,924)
Revenue from external customers	$2,199,899	$1,984,641	$1,134,223	$5,318,763	$—		$5,318,763
Income (loss) from construction operations(d)	$245,835	$53,158	$17,203	$316,196	$(53,852)	(b)	$262,344
Capital expenditures	$51,044	$878	$1,917	$53,839	$942		$54,781
Depreciation and amortization(c)	$90,250	$1,703	$3,983	$95,936	$11,098		$107,034
Year ended December 31, 2019
Total revenue	$2,054,097	$1,764,753	$929,738	$4,748,588	$—		$4,748,588
Elimination of intersegment revenue	(274,745)	(22,713)	(298)	(297,756)	—		(297,756)
Revenue from external customers	$1,779,352	$1,742,040	$929,440	$4,450,832	$—		$4,450,832
Income (loss) from construction operations(e)	$(150,837)	$23,655	$(172,637)	$(299,819)	$(65,188)	(b)	$(365,007)
Capital expenditures	$82,156	$518	$688	$83,362	$834		$84,196
Depreciation and amortization(c)	$47,905	$1,934	$4,136	$53,975	$11,069		$65,044
_____________________________________________________________________________________________________________
(a)During the year ended December 31, 2021, the Company recognized favorable adjustments in income (loss) from construction operations in the Civil segment of $29.0 million (an after-tax impact of $20.9 million, or $0.41 per diluted share) and $16.3 million (an after-tax impact of $13.5 million, or $0.26 per diluted share) on two mass-transit projects, reflecting improved profitability as a result of the negotiation and settlement of certain change orders and the associated mitigation of certain risks in 2021 as the projects progressed towards completion. The Company’s income (loss) from construction operations was negatively impacted by $13.3 million (an after-tax impact of $10.3 million, or $0.20 per diluted share) due to changes in estimates on a Civil segment transportation project in the Northeast that reflected a charge and the negative impact to earnings from growth in unapproved change orders, which resulted in a reduction in the project’s percentage of completion (and, correspondingly, a reduction in the percentage of estimated profit recognized for the year ended December 31, 2021 for this project).

The Company’s income (loss) from construction operations was also negatively impacted by $13.3 million (an after-tax impact of $10.2 million, or $0.20 per diluted share) due to changes in estimates on a Building segment transportation project in the Northeast that included a charge and the negative impact to earnings from growth in unapproved change orders.

In addition, in the Specialty Contractors segment, the Company recorded a reduction of $20.1 million in cost of operations during 2021 (a favorable after-tax impact of $14.5 million, or $0.28 per diluted share) due to a favorable legal judgment on a completed electrical project. The judgment awarded the Company the recovery of certain costs previously incurred. The Company’s income (loss) from construction operations for the year ended December 31, 2021 was also negatively impacted by $19.0 million (an after-tax impact of $13.7 million, or $0.27 per diluted share) and $17.6 million (an after-tax impact of $12.7 million, or $0.25 per diluted share) on the mechanical and electrical components, respectively, of a transportation project in the Northeast and $16.2 million (an after-tax impact of $11.7 million, or $0.23 per diluted share) on an electrical mass-transit project also in the Northeast, all of which were due to changes in estimates that included charges and/or the negative impact to earnings from growth in unapproved change orders.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the year ended December 31, 2020, the Company recorded a charge of $15.2 million in income (loss) from construction operations (an after-tax impact of $11.0 million, or $0.22 per diluted share) due to an unfavorable legal ruling pertaining to a mechanical project in California in the Specialty Contractors segment, as well as a charge of $13.2 million (an after-tax impact of $9.6 million, or $0.19 per diluted share) due to an adverse arbitration ruling pertaining to an electrical project in New York in the Specialty Contractors segment. The Company also recorded a gain of $25.7 million in

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Specialty Contractors segment general and administrative expenses (an after-tax impact of $18.6 million, or $0.36 per diluted share) as a result of a favorable arbitration decision and subsequent settlement of the related employment dispute.
(e)During the year ended December 31, 2019, the Company recorded a non-cash goodwill impairment charge of $379.9 million in income (loss) from construction operations (an after-tax impact of $330.5 million, or $6.58 per diluted share) resulting from an interim impairment test the Company performed as of June 1, 2019. For further information and breakdown of the goodwill impairment charge by segment, see Note 6. In addition, during the year ended December 31, 2019 the Company recorded a charge of $166.8 million in income (loss) from construction operations (an after-tax impact of $119.4 million, or $2.38 per diluted share), which principally impacted the Civil segment, as a result of the adverse jury verdict on the Alaskan Way Viaduct Matter, as discussed in Note 8. Lastly, the Company recognized a one-time gain of $37.8 million (an after-tax impact of $27.1 million, or $0.54 per diluted share) in Civil segment general and administrative expenses related to a remeasurement of its investment in a joint venture (see Note 6).
The above were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.
Total assets by segment were as follows:

	As of December 31,
(in thousands)	2021	2020
Civil	$3,310,648	$3,141,991
Building	980,989	1,147,649
Specialty Contractors	631,710	673,891
Corporate and other(a)	(198,449)	82,086
Total assets	$4,724,898	$5,045,617
_____________________________________________________________________________________________________________
(a)    Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.
Geographic Information
Information concerning principal geographic areas is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue:
United States	$4,267,734	$4,953,045	$4,073,691
Foreign and U.S. territories	374,096	365,718	377,141
Total revenue	$4,641,830	$5,318,763	$4,450,832

	As of December 31,
(in thousands)	2021	2020
Assets:
United States	$4,479,873	$4,836,735
Foreign and U.S. territories	245,025	208,882
Total assets	$4,724,898	$5,045,617

Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income (loss) from construction operations	$226,804	$262,344	$(365,007)
Other income (expense)	2,004	(11,853)	6,667
Interest expense	(69,026)	(76,212)	(67,494)
Income (loss) before income taxes	$159,782	$174,279	$(425,834)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    Related Party Transactions
The Company leases, at market rates, certain facilities from an entity owned by Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer. Under these leases, the Company paid $3.6 million in 2021, $3.2 million in 2020 and $3.1 million in 2019, and recognized expense of $4.6 million in 2021 and $3.2 million in both 2020 and 2019.
Raymond R. Oneglia, Vice Chairman of O&G, is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. During the three years ended December 31, 2021, the Company had active joint ventures with O&G including two infrastructure projects in the northeastern United States that were completed in 2017 and two mass-transit projects in Los Angeles, California to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations), in which the Company’s and O&G’s joint venture interests are 75% and 25%, respectively. O&G may provide equipment and services to these joint ventures on customary trade terms; there were no material payments made by these joint ventures to O&G for services and equipment during the years ended December 31, 2021, 2020 and 2019.
Peter Arkley, Senior Managing Director, Construction Services Group, of Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance-related services. The associated expenses for services provided for the years ended December 31, 2021, 2020 and 2019 were $16.4 million, $16.0 million and $18.4 million, respectively. The Company owed Alliant $1.5 million and $2.7 million as of December 31, 2021 and 2020, respectively, for services rendered.