Form 10-Q
period 2022-03-31
TUTOR PERINI CORP
filed 2022-05-04
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at April 28, 2022 was 51,200,161.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per common share amounts)	2022	2021
REVENUE	$952,154	$1,207,595
COST OF OPERATIONS	(901,809)	(1,097,140)
GROSS PROFIT	50,345	110,455
General and administrative expenses	(60,252)	(60,751)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(9,907)	49,704
Other income, net	3,697	175
Interest expense	(16,492)	(17,810)
INCOME (LOSS) BEFORE INCOME TAXES	(22,702)	32,069
Income tax (expense) benefit	3,889	(6,964)
NET INCOME (LOSS)	(18,813)	25,105
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,821	9,071
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(21,634)	$16,034
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.42)	$0.31
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.42)	$0.31
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	51,107	50,913
DILUTED	51,107	51,348
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2022	2021
NET INCOME (LOSS)	$(18,813)	$25,105

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Defined benefit pension plan adjustments	458	492
Foreign currency translation adjustments	257	372
Unrealized loss in fair value of investments	(4,204)	(1,183)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(3,489)	(319)

COMPREHENSIVE INCOME (LOSS)	(22,302)	24,786
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,442	9,367
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(24,744)	$15,419
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of March 31, 2022	As of December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($167,391 and $102,679 related to variable interest entities (“VIEs”))	$316,499	$202,197
Restricted cash	4,870	9,199
Restricted investments	85,075	84,355
Accounts receivable ($102,702 and $116,415 related to VIEs)	1,413,246	1,454,319
Retention receivable ($169,106 and $162,259 related to VIEs)	542,301	568,881
Costs and estimated earnings in excess of billings ($121,545 and $143,105 related to VIEs)	1,356,607	1,356,768
Other current assets ($42,356 and $43,718 related to VIEs)	216,400	186,773
Total current assets	3,934,998	3,862,492
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $496,617 and $483,417 (net P&E of $4,595 and $2,203 related to VIEs)	425,966	429,645
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	79,563	85,068
OTHER ASSETS	146,488	142,550
TOTAL ASSETS	$4,792,158	$4,724,898

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$23,285	$24,406
Accounts payable ($73,743 and $96,097 related to VIEs)	559,152	512,056
Retention payable ($38,461 and $37,007 related to VIEs)	228,690	268,945
Billings in excess of costs and estimated earnings ($390,885 and $355,270 related to VIEs)	844,618	761,689
Accrued expenses and other current liabilities ($10,088 and $8,566 related to VIEs)	199,412	210,017
Total current liabilities	1,855,157	1,777,113
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $16,350 and $17,109	979,769	969,248
DEFERRED INCOME TAXES	69,890	70,989
OTHER LONG-TERM LIABILITIES	240,821	233,828
TOTAL LIABILITIES	3,145,637	3,051,178
COMMITMENTS AND CONTINGENCIES (NOTE 10)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 51,200,161 and 51,095,706 shares	51,200	51,096
Additional paid-in capital	1,134,688	1,133,150
Retained earnings	492,676	514,310
Accumulated other comprehensive loss	(46,745)	(43,635)
Total stockholders' equity	1,631,819	1,654,921
Noncontrolling interests	14,702	18,799
TOTAL EQUITY	1,646,521	1,673,720
TOTAL LIABILITIES AND EQUITY	$4,792,158	$4,724,898
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(18,813)	$25,105
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14,733	20,231
Amortization of intangible assets	5,505	6,643
Share-based compensation expense	3,417	2,448
Change in debt discounts and deferred debt issuance costs	901	2,017
Deferred income taxes	(52)	95
(Gain) loss on sale of property and equipment	(132)	20
Changes in other components of working capital	112,448	(108,385)
Other long-term liabilities	2,489	5,027
Other, net	251	95
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	120,747	(46,704)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(12,028)	(9,835)
Proceeds from sale of property and equipment	1,434	457
Investments in securities	(4,657)	(2,910)
Proceeds from maturities and sales of investments in securities	383	6,870
NET CASH USED IN INVESTING ACTIVITIES	(14,868)	(5,418)

Cash Flows from Financing Activities:
Proceeds from debt	284,552	74,251
Repayment of debt	(275,910)	(75,939)
Cash payments related to share-based compensation	(1,009)	(1,236)
Distributions paid to noncontrolling interests	(7,500)	—
Contributions from noncontrolling interests	3,961	4,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,094	1,076

Net increase (decrease) in cash, cash equivalents and restricted cash	109,973	(51,046)
Cash, cash equivalents and restricted cash at beginning of period	211,396	451,852
Cash, cash equivalents and restricted cash at end of period	$321,369	$400,806
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 may not be indicative of the results that will be achieved for the full year ending December 31, 2022.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 31, 2022 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
(2)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$257,138	$308,875
Military defense facilities	49,794	49,536
Bridges	41,247	46,167
Water	20,652	26,810
Other	21,964	44,187
Total Civil segment revenue	$390,795	$475,575

	Three Months Ended March 31,
(in thousands)	2022	2021
Building segment revenue by end market:
Hospitality and gaming	$76,918	$100,567
Municipal and government	75,955	71,909
Mass transit (includes transportation projects)	60,201	26,535
Commercial and industrial facilities	39,086	130,052
Health care facilities	35,560	10,409
Education facilities	29,860	38,317
Other	13,068	29,444
Total Building segment revenue	$330,648	$407,233

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2022	2021
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$119,027	$181,163
Commercial and industrial facilities	29,857	38,749
Multi-unit residential	24,938	42,795
Water	21,447	21,154
Education facilities	12,276	13,356
Other	23,166	27,570
Total Specialty Contractors segment revenue	$230,711	$324,787

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$313,842	$123,690	$92,231	$529,763	$390,502	$76,581	$142,924	$610,007
Federal agencies	50,694	46,098	11,334	108,126	51,633	50,361	21,237	123,231
Private owners	26,259	160,860	127,146	314,265	33,440	280,291	160,626	474,357
Total revenue	$390,795	$330,648	$230,711	$952,154	$475,575	$407,233	$324,787	$1,207,595

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$336,993	$102,518	$199,063	$638,574	$419,156	$84,449	$293,468	$797,073
Guaranteed maximum price	293	171,509	5,333	177,135	1,270	270,454	1,130	272,854
Unit price	50,510	33	14,822	65,365	52,733	111	28,297	81,141
Cost plus fee and other	2,999	56,588	11,493	71,080	2,416	52,219	1,892	56,527
Total revenue	$390,795	$330,648	$230,711	$952,154	$475,575	$407,233	$324,787	$1,207,595

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three months ended March 31, 2022 related to performance obligations satisfied (or partially satisfied) in prior periods by $48.5 million. Likewise, revenue was negatively impacted during the three months ended March 31, 2021 related to performance obligations satisfied (or partially satisfied) in prior periods by $19.3 million.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2022, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.6 billion, $2.2 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. As of March 31, 2021, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.8 billion, $1.5 billion and $1.7 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(3)Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Retention receivable	$542,301	$568,881
Costs and estimated earnings in excess of billings:
Claims	788,876	833,352
Unapproved change orders	482,945	418,054
Other unbilled costs and profits	84,786	105,362
Total costs and estimated earnings in excess of billings	1,356,607	1,356,768
Capitalized contract costs	75,278	69,027
Total contract assets	$1,974,186	$1,994,676
Retention receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retention agreements vary from project to project, and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of March 31, 2022, the amount of retention receivable estimated by management to be collected beyond one year is approximately 43% of the balance.
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 10, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones.
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three months ended March 31, 2022 and 2021, $12.6 million and $11.8 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Retention payable	$228,690	$268,945
Billings in excess of costs and estimated earnings	844,618	761,689
Total contract liabilities	$1,073,308	$1,030,634
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected. As of March 31, 2022, the amount of retention payable estimated by management to be remitted beyond one year is approximately 37% of the balance.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three months ended March 31, 2022 and 2021 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $317.8 million and $306.9 million, respectively.
(4)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Cash and cash equivalents available for general corporate purposes	$75,789	$60,192
Joint venture cash and cash equivalents	240,710	142,005
Cash and cash equivalents	316,499	202,197
Restricted cash	4,870	9,199
Total cash, cash equivalents and restricted cash	$321,369	$211,396
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
(5)Earnings Per Common Share
Basic earnings per common share (“EPS”) and diluted EPS are calculated by dividing net income (loss) attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units and unexercised stock options. Potentially dilutive securities also included the Convertible Notes (as defined in Note 8) prior to their repayment on June 15, 2021; however, the Convertible Notes had no impact on diluted EPS. The Company calculates the effect of the potentially dilutive restricted stock units and stock options using the treasury stock method.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per common share data)	2022	2021
Net income (loss) attributable to Tutor Perini Corporation	$(21,634)	$16,034

Weighted-average common shares outstanding, basic	51,107	50,913
Effect of dilutive restricted stock units and stock options	—	435
Weighted-average common shares outstanding, diluted	51,107	51,348

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$(0.42)	$0.31
Diluted	$(0.42)	$0.31

Anti-dilutive securities not included above	3,431	1,640
For the three months ended March 31, 2022, all outstanding restricted stock units and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the period.
(6)Income Taxes
The Company’s effective income tax rate was 17.1% for the three months ended March 31, 2022. The effective income tax rate for the period was lower than the 21% federal statutory rate primarily due to earnings attributable to noncontrolling interests, for which income taxes are not the responsibility of the Company, partially offset by state income taxes (net of the federal tax benefit).
The Company’s effective income tax rate for the three months ended March 31, 2021 was 21.7%. The effective income tax rate for the 2021 period was higher than the 21% federal statutory rate primarily due to state income taxes (net of the federal tax benefit) and nondeductible expenses, partially offset by earnings attributable to noncontrolling interests, for which income taxes are not the responsibility of the Company.
(7)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through March 31, 2022:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2021	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2021	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2021	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of March 31, 2022	$205,143	$—	$—	$205,143
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
Intangible Assets
Intangible assets consist of the following:

	As of March 31, 2022				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(24,209)	(23,232)	21,809	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,114)	(16,645)	41	12 years
Construction contract backlog	149,290	(141,987)	—	7,303	3 years
Total	$381,940	$(189,310)	$(113,067)	$79,563

	As of December 31, 2021				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(23,650)	(23,232)	22,368	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,053)	(16,645)	102	12 years
Construction contract backlog	149,290	(137,102)	—	12,188	3 years
Total	$381,940	$(183,805)	$(113,067)	$85,068
Amortization expense for the three months ended March 31, 2022 and 2021 was $5.5 million and $6.6 million, respectively. As of March 31, 2022, future amortization expense is estimated to be $9.0 million for the remainder of 2022, $2.2 million per year for the years 2023 through 2027 and $9.2 million thereafter.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(8)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021
2017 Senior Notes	$496,498	$496,244
Term Loan B	405,777	406,335
2020 Revolver	41,000	27,000
Equipment financing and mortgages	55,700	56,246
Other indebtedness	4,079	7,829
Total debt	1,003,054	993,654
Less: Current maturities	23,285	24,406
Long-term debt, net	$979,769	$969,248
The following table reconciles the outstanding debt balances to the reported debt balances as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022			As of December 31, 2021
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(3,502)	$496,498	$500,000	$(3,756)	$496,244
Term Loan B	418,625	(12,848)	405,777	419,688	(13,353)	406,335
The unamortized issuance costs related to the 2020 Revolver were $1.9 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.

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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (a) LIBOR or (b) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate for a one-month interest period plus 100 basis points) plus, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for LIBOR and between 3.50% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the 2020 Revolver is between 4.25% and 4.75% for LIBOR and 3.25% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the First Lien Net Leverage Ratio. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2020 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The agreement includes provisions for the replacement of LIBOR with an alternative benchmark rate upon LIBOR being discontinued. The weighted-average annual interest rate on borrowings under the 2020 Revolver was 6.55% during the three months ended March 31, 2022.
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
As of March 31, 2022, $41 million was outstanding and $134 million was available under the 2020 Revolver. The Company had not utilized the 2020 Revolver for letters of credit. The Company was in compliance with the financial covenants under the 2020 Credit Agreement for the period ended March 31, 2022.
Repurchase and Repayment of Convertible Notes
On June 15, 2021, the Company repaid the $69.9 million outstanding principal balance of the 2.875% Convertible Senior Notes (the “Convertible Notes”).
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,594
Interest on Term Loan B	6,033	6,094
Interest on 2020 Revolver	503	121
Interest on Convertible Notes	—	503
Other interest	461	481
Total cash interest expense	15,591	15,793

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	—	1,099
Amortization of discount and debt issuance costs on Term Loan B	505	539
Amortization of debt issuance costs on 2020 Revolver	142	142
Amortization of debt issuance costs on 2017 Senior Notes	254	237
Total non-cash interest expense	901	2,017

Total interest expense	$16,492	$17,810
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and Term Loan B were 7.13% and 6.43%, respectively, for the three months ended March 31, 2022.
(9)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2022, the Company’s operating leases have remaining lease terms ranging from less than one year to 16 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease expense	$4,157	$3,718
Short-term lease expense(a)	14,444	21,125
	18,601	24,843
Less: Sublease income	190	170
Total lease expense	$18,411	$24,673
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of March 31, 2022	As of December 31, 2021
Assets
Right-of-use assets	Other assets	$57,453	$53,462
Total lease assets		$57,453	$53,462
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$7,832	$7,481
Long-term lease liabilities	Other long-term liabilities	53,925	50,057
Total lease liabilities		$61,757	$57,538
Weighted-average remaining lease term		11.8 years	12.0 years
Weighted-average discount rate		9.34%	9.44%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(3,927)	$(3,345)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$6,757	$2,338
The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2022:

Year (in thousands)	Operating Leases
2022 (excluding the three months ended March 31, 2022)	$9,955
2023	10,936
2024	8,462
2025	7,570
2026	6,405
Thereafter	65,120
Total lease payments	108,448
Less: Imputed interest	46,691
Total	$61,757
(10)Commitments and Contingencies
The Company and certain of its subsidiaries are involved in litigation and other legal proceedings and forms of dispute resolution in the ordinary course of business, including but not limited to disputes over contract payment and/or performance-related issues (such as disagreements regarding delay or a change in the scope of work of a project and/or the price associated with that change) and other matters incidental to the Company’s business. In accordance with ASC 606, the Company makes assessments of these types of matters on a routine basis and, to the extent permitted by ASC 606, estimates and records recovery related to these matters as a form of variable consideration at the most likely amount the Company expects to receive, as discussed further in Note 3. In addition, the Company is contingently liable for litigation, performance guarantees and other commitments arising in the ordinary course of business, which are accounted for in accordance with ASC 450, Contingencies. Management reviews these matters regularly and updates or revises its estimates as warranted by subsequent information and developments. These assessments require judgments concerning matters that are inherently uncertain, such as litigation developments and outcomes, the anticipated outcome of negotiations and the estimated cost of resolving disputes.

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
As of March 31, 2022, the Company has concluded that the potential for a material adverse financial impact on Five Star or the Company as a result of the investigation is remote.
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
Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, seeking the same $113 million in damages pursuant to the lease agreement between the Port Authority and the Developer. On August 20, 2018, the Port Authority filed a motion to dismiss all causes of action, which was denied by the court on July 1, 2019. The Port Authority appealed this decision on July 15, 2019. On February 18, 2021, the Appellate Division affirmed in part and reversed in part the trial court's denial of the Port Authority's motion to dismiss TPBC’s causes of action. On April 11, 2022, the court granted the Port Authority’s motion to dismiss on statutory notice grounds. The Company intends to appeal this decision. In

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

addition, on August 11, 2021, TPBC filed a second lawsuit in state court against the Port Authority alleging unjust enrichment and tortious interference with TPBC’s right to recover under the lease agreement’s “cure” provision in the bankruptcy proceeding. The case was removed to the federal bankruptcy court on September 21, 2021. The Port Authority filed a motion to dismiss on March 4, 2022, which remains pending before the bankruptcy court.

On January 27, 2020, TPBC filed separate litigation in the U.S. District Court for the Southern District of New York in which TPBC asserted related claims against individual owners of the Developer for their wrongful conversion of project funds and against lenders that received interest payments from project funds and other amounts earmarked to pay the contractors. On December 29, 2020, the court granted in part and denied in part the defendants’ motions to dismiss, resulting in the lender defendants being dismissed from the lawsuit and the lawsuit against the individual owners of the Developer continuing. The lawsuit was refiled in New York state court on July 26, 2021 and remains pending before the court.
As of March 31, 2022, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners, certain lenders and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.
(11)Share-Based Compensation
As of March 31, 2022, there were 927,846 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the three months ended March 31, 2022 and 2021, the Company granted restricted stock units (“RSUs”) totaling 375,769 and 180,000, respectively, with weighted-average grant date fair values per share of $10.53 and $19.30, respectively. During the three months ended March 31, 2022, the Company also granted 315,768 cash-settled performance stock units (“CPSUs”) with a weighted-average grant date fair value per unit of $14.89, and 7,500 shares of unrestricted stock with a weighted-average grant date fair value of $19.24 per share.
For CPSUs and certain RSUs granted with guaranteed minimum payouts, the Company recognized liabilities totaling approximately $4.2 million and $4.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company paid approximately $2.6 million and $0.3 million to settle certain awards upon vesting during the three month periods ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022 and 2021, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $3.4 million and $2.4 million, respectively. As of March 31, 2022, the balance of unamortized share-based compensation expense was $27.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.
(12)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.
The following table sets forth a summary of the net periodic benefit cost for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Interest cost	$646	$582
Service cost	240	236
Expected return on plan assets	(973)	(1,015)
Recognized net actuarial losses	639	683
Net periodic benefit cost	$552	$486
Due to the election of certain options provided under the American Rescue Plan Act of 2021, enacted on March 11, 2021, the Company is not required to, and does not intend to, contribute amounts to the defined benefit pension plan in 2022. The Company contributed $1.0 million to its defined benefit pension plan during the three months ended March 31, 2021.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(13)Fair Value Measurements
The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:
•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•Level 3 inputs are unobservable
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022				As of December 31, 2021
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$316,499	$—	$—	$316,499	$202,197	$—	$—	$202,197
Restricted cash(a)	4,870	—	—	4,870	9,199	—	—	9,199
Restricted investments(b)	—	85,075	—	85,075	—	84,355	—	84,355
Investments in lieu of retention(c)	25,949	59,610	—	85,559	27,472	58,856	—	86,328
Total	$347,318	$144,685	$—	$492,003	$238,868	$143,211	$—	$382,079
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of March 31, 2022, consist of investments in corporate debt securities of $46.0 million, U.S. government agency securities of $38.6 million and corporate certificates of deposits of $0.5 million with maturities of up to five years, and are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets and are therefore classified as Level 2 assets. As of December 31, 2021, restricted investments consisted of investments in corporate debt securities of $46.7 million, U.S. government agency securities of $37.1 million and corporate certificates of deposits of $0.6 million with maturities of up to five years. The amortized cost of these available-for-sale securities at March 31, 2022 and December 31, 2021 was not materially different from the fair value.
(c)Investments in lieu of retention are included in retention receivable and as of March 31, 2022 are comprised of corporate debt securities of $58.6 million, money market funds of $25.9 million and municipal bonds of $1.1 million. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The corporate and municipal bonds have maturity periods up to five years, and their fair values are determined from a compilation of primarily observable market information, third-party quoted market prices, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets. As of December 31, 2021, investments in lieu of retention consisted of corporate debt securities of $57.5 million, money market funds of $27.5 million and municipal bonds of $1.3 million. The amortized cost of these available-for-sale securities at March 31, 2022 and December 31, 2021 was not materially different from the fair value.
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $476.8 million and $504.9 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the 2017 Senior Notes was determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $409.2 million and $419.7 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of March 31, 2022 and December 31, 2021.
(14)Variable Interest Entities (VIEs)
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
As of March 31, 2022, the Company had unconsolidated VIE-related current assets and liabilities of $0.5 million and $0.1 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2021, the Company had unconsolidated VIE-related current assets and liabilities of $0.7 million and $0.4 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of March 31, 2022.
As of March 31, 2022, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $603.1 million and $5.3 million, respectively, as well as current liabilities of $513.2 million related to the operations of its consolidated VIEs. As of December 31, 2021, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $568.2 million and $3.0 million, respectively, as well as current liabilities of $496.9 million related to the operations of its consolidated VIEs.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(15)Changes in Equity
A reconciliation of the changes in equity for the three months ended March 31, 2022 and 2021 is provided below:

	Three Months Ended March 31, 2022
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2021	$51,096	$1,133,150	$514,310	$(43,635)	$18,799	$1,673,720
Net income (loss)	—	—	(21,634)	—	2,821	(18,813)
Other comprehensive loss	—	—	—	(3,110)	(379)	(3,489)
Share-based compensation	—	1,724	—	—	—	1,724
Issuance of common stock, net	104	(186)	—	—	—	(82)
Contributions from noncontrolling interests	—	—	—	—	961	961
Distributions to noncontrolling interests	—	—	—	—	(7,500)	(7,500)
Balance - March 31, 2022	$51,200	$1,134,688	$492,676	$(46,745)	$14,702	$1,646,521

	Three Months Ended March 31, 2021
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2020	$50,827	$1,127,385	$422,385	$(46,741)	$(10,911)	$1,542,945
Net income	—	—	16,034	—	9,071	25,105
Other comprehensive income (loss)	—	—	—	(615)	296	(319)
Share-based compensation	—	1,586	—	—	—	1,586
Issuance of common stock, net	111	(1,347)	—	—	—	(1,236)
Contributions from noncontrolling interests	—	—	—	—	4,000	4,000
Balance - March 31, 2021	$50,938	$1,127,624	$438,419	$(47,356)	$2,456	$1,572,081

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(16)Other Comprehensive Income (Loss)
ASC 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation and change in fair value of investments as components of accumulated other comprehensive income (loss) (“AOCI”).
The components of other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$639	$(181)	$458	$683	$(191)	$492
Foreign currency translation adjustments	256	1	257	402	(30)	372
Unrealized loss in fair value of investments	(5,514)	1,310	(4,204)	(1,550)	367	(1,183)
Total other comprehensive income (loss)	(4,619)	1,130	(3,489)	(465)	146	(319)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(379)	—	(379)	296	—	296
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(4,240)	$1,130	$(3,110)	$(761)	$146	$(615)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2021	$(37,866)	$(5,787)	$18	$(43,635)
Other comprehensive loss before reclassifications	—	(9)	(3,568)	(3,577)
Amounts reclassified from AOCI	458	—	9	467
Total other comprehensive income (loss)	458	(9)	(3,559)	(3,110)
Balance as of March 31, 2022	$(37,408)	$(5,796)	$(3,541)	$(46,745)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2021	$—	$542	$—	$542
Other comprehensive income (loss)	—	266	(645)	(379)
Balance as of March 31, 2022	$—	$808	$(645)	$163

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31, 2021
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2020	$(44,087)	$(5,322)	$2,668	$(46,741)
Other comprehensive income (loss) before reclassifications	—	76	(1,060)	(984)
Amounts reclassified from AOCI	492	—	(123)	369
Total other comprehensive income (loss)	492	76	(1,183)	(615)
Balance as of March 31, 2021	$(43,595)	$(5,246)	$1,485	$(47,356)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2020	$—	$402	$—	$402
Other comprehensive income	—	296	—	296
Balance as of March 31, 2021	$—	$698	$—	$698
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Component of AOCI:
Defined benefit pension plan adjustments(a)	$639	$683
Income tax benefit(b)	(181)	(191)
Net of tax	$458	$492

Unrealized (gain) loss in fair value of investment adjustments(a)	$11	$(156)
Income tax expense (benefit)(b)	(2)	33
Net of tax	$9	$(123)
___________________________________________________________________________________________________
(a)Amount included in other income, net on the Condensed Consolidated Statements of Operations.
(b)Amounts included in income tax (expense) benefit on the Condensed Consolidated Statements of Operations.
(17)Business Segments
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
The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2022 and 2021:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended March 31, 2022
Total revenue	$460,742	$355,978	$230,864	$1,047,584		$—		$1,047,584
Elimination of intersegment revenue	(69,947)	(25,330)	(153)	(95,430)		—		(95,430)
Revenue from external customers	$390,795	$330,648	$230,711	$952,154		$—		$952,154
Income (loss) from construction operations	$(967)	$9,464	$(3,894)	$4,603	(a)	$(14,510)	(b)	$(9,907)
Capital expenditures	$11,175	$2	$638	$11,815		$213		$12,028
Depreciation and amortization(c)	$17,000	$401	$502	$17,903		$2,335		$20,238

Three Months Ended March 31, 2021
Total revenue	$583,144	$457,170	$324,948	$1,365,262		$—		$1,365,262
Elimination of intersegment revenue	(107,569)	(49,937)	(161)	(157,667)		—		(157,667)
Revenue from external customers	$475,575	$407,233	$324,787	$1,207,595		$—		$1,207,595
Income (loss) from construction operations	$50,105	$11,216	$1,324	$62,645		$(12,941)	(b)	$49,704
Capital expenditures	$9,564	$73	$145	$9,782		$53		$9,835
Depreciation and amortization(c)	$22,713	$432	$959	$24,104		$2,770		$26,874
____________________________________________________________________________________________________
(a)During the three months ended March 31, 2022, the Company’s income (loss) from construction operations was negatively impacted by $25.5 million (an after-tax impact of $18.3 million, or $0.36 per diluted share) due to an adverse legal ruling on a dispute related to a Civil segment bridge project in New York and $17.6 million (an after-tax impact of $13.9 million, or $0.27 per diluted share) on a Civil segment mass-transit project in California, which resulted from the successful negotiation of significant lower margin (and lower risk) change orders that increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Income (loss) from construction operations	$(9,907)	$49,704
Other income, net	3,697	175
Interest expense	(16,492)	(17,810)
Income (loss) before income taxes	$(22,702)	$32,069

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Total assets by segment were as follows:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Civil	$3,419,911	$3,310,648
Building	969,388	980,989
Specialty Contractors	629,886	631,710
Corporate and other(a)	(227,027)	(198,449)
Total assets	$4,792,158	$4,724,898
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discusses our financial position as of March 31, 2022 and the results of our operations for the three months ended March 31, 2022 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2021, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2021 and in Part II, Item 1A below.
Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data, as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:
•Revisions of estimates of contract risks, revenue or costs; economic factors such as inflation; the timing of new awards; or the pace of project execution, which may result in losses or lower than anticipated profit;
•Unfavorable outcomes of existing or future litigation or dispute resolution proceedings against us or customers (project owners, developers, general contractors, etc.), subcontractors or suppliers, as well as failure to promptly recover significant working capital invested in projects subject to such matters;
•Contract requirements to perform extra work beyond the initial project scope, which has and in the future could result in disputes or claims and adversely affect our working capital, profits and cash flows;
•A significant slowdown or decline in economic conditions;
•Increased competition and failure to secure new contracts;
•Risks and other uncertainties associated with assumptions and estimates used to prepare our financial statements;
•Failure to meet contractual schedule requirements, which could result in higher costs and reduced profits or, in some cases, exposure to financial liability for liquidated damages and/or damages to customers, as well as damage to our reputation;
•Inability to attract and retain our key officers, and to adequately plan for their succession, and hire and retain personnel required to execute and perform on our contracts;
•The COVID-19 pandemic, which has adversely impacted, and could continue to adversely impact, our business, financial condition and results of operations by, among other things, delaying the timing of project bids and/or awards and the timing of dispute resolutions and associated collections;
•Risks related to our international operations, such as uncertainty of U.S. Government funding, as well as economic, political, regulatory and other risks, including risks of loss due to acts of war, civil unrest, security issues, labor conditions, corruption and other unforeseeable events in countries where we do business, resulting in unanticipated losses;
•Possible systems and information technology interruptions and breaches in data security and/or privacy;
•Client cancellations of, or reductions in scope under, contracts reported in our backlog;
•Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses and/or reputational harm;
•The impact of inclement weather conditions on projects;
•Decreases in the level of government spending for infrastructure and other public projects;
•Risks related to government contracts and related procurement regulations;
•Securities litigation and/or shareholder activism;
•Violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws;
•Adverse health events, such as an epidemic or another pandemic;

•Physical and regulatory risks related to climate change;
•Failure to meet our obligations under our debt agreements;
•Downgrades in our credit ratings;
•Impairment of our goodwill or other indefinite-lived intangible assets; and
•The exertion of influence over the Company by our chairman and chief executive officer due to his position and significant ownership interest.
Executive Overview
COVID-19 Update
Since its onset in early 2020, the COVID-19 pandemic has caused occasional temporary shortages in available manpower, reductions in field labor productivity, other inefficiencies, delays to project schedules and deferrals of project execution. As a result, we continue to incur incremental costs, much of which we are seeking to recover from our customers as allowed by contractual terms. The relief sought from customers, together with certain incremental project opportunities that resulted from the pandemic, has helped to mitigate the pandemic's negative impact on our financial results. In addition, we have experienced delays in certain legal proceedings, as various courts and arbitrators process a large backlog of cases that were impacted by the pandemic. The COVID-19 pandemic has also hindered the Company’s ability to resolve unapproved work, resulting in the need for the Company to temporarily fund certain project costs that historically would have been promptly negotiated, billed to and collected from customers. These delays in resolving and recovering on such claims have adversely affected our liquidity and financial results since the onset of the pandemic. However, in the latter part of 2021 and the first quarter of 2022, we began to see the scheduling of settlement conferences and trial dates and made progress in resolving certain project disputes and change orders.
Throughout 2020 and much of 2021, the pandemic also adversely affected the volume and timing of our new awards, which has negatively impacted our backlog and operating results. The resulting negative impact in the first quarter of 2022 is expected to continue due to previously limited bidding and proposal opportunities, as well as the relatively lower volume of new awards in 2020 and much of 2021. In addition, many of our state and local government customers’ revenue sources have been negatively impacted by the pandemic due to a reduction of commuter and business travel, including curtailed ridership on mass-transit systems (buses, subways, trains, etc.), travel on commercial airlines and driving by the general public. These impacts have resulted in reduced fare and toll collections, lower fuel tax receipts and reduced airport and other facility usage fees. The significant revenue reductions experienced by some of our customers have adversely impacted their ability to pay the Company on a timely basis for amounts due, although these impacts have begun to moderate. The potential for continued or new pandemic-related delays in project bids and awards could result in lower-than-expected revenue and earnings until such time as the substantial funding relating to the recently enacted federal infrastructure legislation is distributed to existing and potential customers.
Due to the continued fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals respond to the pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, results of operations, financial condition or liquidity.
Operating Results
Consolidated revenue for the three months ended March 31, 2022 was $1.0 billion compared to $1.2 billion for the same period in 2021. The decrease was primarily due to reduced project execution activities on a completed technology project and a mass-transit project that is nearing completion, both in California, as well as the impact of an adverse legal ruling on a dispute related to a completed Civil segment bridge project in New York and the temporary unfavorable impact from the successful negotiation of certain change orders on another Civil segment mass-transit project in California. The decrease was also due to lower project execution activities in the Northeast, partially offset by certain projects in California and the Midwest. The COVID-19 pandemic resulted in delays in new awards, which negatively impacted revenue for the first quarter of both 2022 and 2021.
Loss from construction operations for the first quarter of 2022 was $9.9 million compared to income from construction operations of $49.7 million for the same period in 2021. The change was partially attributable to the impacts of the above-mentioned adverse legal ruling, which resulted in a non-cash, pre-tax charge of $25.5 million. The decrease was also driven by a temporary unfavorable impact to current-period earnings of $17.6 million on a Civil segment mass-transit project in California, as a result of the successful negotiation of significant lower margin (and lower risk) change orders that increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. In addition, the decrease was also attributable to the revenue decline discussed above.

The effective tax rate was 17.1% for the three months ended March 31, 2022 compared to 21.7% for the comparable period in 2021. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
The loss per common share for the three months ended March 31, 2022 was $0.42 compared to diluted earnings per common share of $0.31 for the same period in 2021. The loss per common share for the first quarter of 2022 compared to the earnings per common share for the same period in 2021 was primarily due to the factors discussed above that led to the change in income (loss) from construction operations.
Consolidated new awards for the three months ended March 31, 2022 totaled $996 million, up modestly compared to $959 million for the same period in 2021. The Civil and Building segments were the primary contributors to the new award activity in the first quarter of 2022. The most significant new awards in the first quarter of 2022 included a $260 million gas pipeline project in British Columbia, Canada, and $121 million of additional funding for a mass-transit project in California, both in the Civil segment; and four Building segment projects in California totaling $251 million.
Consolidated backlog as of March 31, 2022 was $8.3 billion, up slightly compared to $8.2 billion as of December 31, 2021. As of March 31, 2022, the mix of backlog by segment was approximately 56% for Civil, 28% for Building and 16% for Specialty Contractors.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2021 to March 31, 2022:

(in millions)	Backlog at December 31, 2021	New Awards(a)	Revenue Recognized	Backlog at March 31, 2022(b)
Civil	$4,553.5	$447.0	$(390.9)	$4,609.6
Building	2,308.9	325.2	(330.6)	2,303.5
Specialty Contractors	1,373.2	224.2	(230.7)	1,366.7
Total	$8,235.6	$996.4	$(952.2)	$8,279.8
____________________________________________________________________________________________________
(a)New awards consist of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(b)Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place).
The outlook for the Company’s growth over the next several years remains favorable, but the impact of the COVID-19 pandemic could again adversely affect performance and operations, and the amount and timing of new work awarded. In addition, the Company’s growth could be impacted by future project delays or the timing of project awards, commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities.
In elections over the past several years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. In addition, California's Senate Bill 1, which was signed into law in 2017, is providing an average of $5.4 billion annually through 2027 for various transportation, mass-transit and bridge projects. Despite recent increases, which had been anticipated, interest rates still remain relatively attractive, which may be conducive to continued and increased spending on infrastructure projects. However, if borrowing rates continue to increase significantly, they could reach levels that may begin to negatively impact infrastructure demand, although this is more likely to impact Building segment projects, as those projects tend to be more directly correlated to economic conditions.
The Infrastructure Investment and Jobs Act (“IIJA”) was enacted into law on November 15, 2021, and it provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The IIJA marks the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the next 10 years, and much of it is allocated for investment in end markets that are directly aligned with the Company’s market focus. Accordingly, the Company believes that this significant level of sustained, incremental funding will favorably impact the Company’s current work and prospective opportunities over the next decade once it begins flowing to customers.
The Company had certain large Civil segment projects in the Northeast that were completed or were nearing completion in 2021. The Company is pursuing several large prospective projects in various locations, including the Northeast, the West Coast and Guam, which are expected to be bid and/or awarded in 2022 and 2023. However, the timing and magnitude of revenue contributions from these prospective projects may not fully offset revenue reductions associated with the projects that have been completed or are nearing completion. In addition, as discussed above, the COVID-19 pandemic has resulted in, and could again result in, delays in the bidding and awarding of certain projects that the Company is pursuing, which may further delay large, new revenue streams.
For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income (loss) from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue	$390.8	$475.6
Income (loss) from construction operations	(1.0)	50.1
Revenue for the three months ended March 31, 2022 decreased 18% compared to the same period in 2021. The largest contributing factor to the decrease was reduced project execution activities on a mass-transit project in California that is nearing completion. The decrease was also due to the impact of the adverse legal ruling on a dispute related to a bridge project in New York and the temporary unfavorable impact from the successful negotiation of certain change orders on another Civil segment mass-transit project in California. Revenue for the first quarters of 2022 and 2021 also was reduced by the aforementioned COVID-19 impacts.
Loss from construction operations for the three months ended March 31, 2022 was $1.0 million compared to income from construction operations of $50.1 million for the same period in 2021. The decrease was primarily due to the impact of the aforementioned adverse legal ruling on a dispute related to a bridge project in New York that resulted in a non-cash, pre-tax charge of $25.5 million, as well as the aforementioned temporary unfavorable impact of $17.6 million on a Civil segment mass-transit project in California, both as discussed in the section entitled Executive Overview. The decrease was also a result of the revenue reductions discussed above.
Operating margin was (0.2)% and 10.5% for the three months ended March 31, 2022 and 2021, respectively. The operating margin decrease was due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards in the Civil segment totaled $447 million for the first quarter of 2022 compared to $457 million for the same period in 2021. The most significant new awards in the first quarter of 2022 included a $260 million gas pipeline project in British Columbia, Canada, and $121 million of additional funding for a mass-transit project in California. The COVID-19 pandemic has resulted in significant revenue shortfalls for many state and local government agencies since 2020, and it could continue to cause deferrals or cancellations of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of funding from the federal government, including anticipated funding from the recently enacted IIJA.
Backlog for the Civil segment was $4.6 billion as of March 31, 2022 compared to $4.8 billion as of March 31, 2021, with the modest decline due to revenue that exceeded the volume of new awards over the comparative period, as new awards for the segment have been negatively impacted by the COVID-19 pandemic. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-

approved transportation measures and the IIJA, and by public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects, but the timing of new awards remains uncertain.
Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue	$330.6	$407.2
Income from construction operations	9.5	11.2
Revenue for the three months ended March 31, 2022 decreased 19% compared to the same period in 2021, primarily due to reduced project execution activities on various projects in California that are substantially complete, partially offset by contributions from certain newer projects in California. Revenue for the first quarters of 2022 and 2021 also was reduced by the aforementioned COVID-19 impacts.
Income from construction operations for the three months ended March 31, 2022 decreased 16% compared to the same period in 2021. The decrease was primarily due to the revenue reductions mentioned above.
Operating margin was 2.9% for the three months ended March 31, 2022, essentially level compared to 2.8% for the same period in 2021.
New awards in the Building segment totaled $325 million for the first quarter of 2022 compared to $344 million for the same period in 2021. The most significant new awards in the first quarter of 2022 included two health care projects, an educational project and an entertainment venue project, all in California, totaling $251 million.
Backlog for the Building segment was $2.3 billion as of March 31, 2022 compared to $1.6 billion as of March 31, 2021. The increase was primarily driven by two large new awards that were booked into backlog in the third quarter of 2021. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. We expect continued strong demand as economic conditions remain conducive to customer spending on new building facilities and renovations to existing buildings, supported by a still relatively favorable interest rate environment. However, the COVID-19 pandemic has resulted in, and could again result in, reduced demand for our building construction services, as could significantly higher interest rates.
Specialty Contractors Segment
Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue	$230.7	$324.8
Income (loss) from construction operations	(3.9)	1.3
Revenue for the three months ended March 31, 2022 decreased 29% compared to the same period in 2021. The decrease was principally driven by reduced project execution activities on various electrical and mechanical projects in the Northeast. Revenue for the first quarters of 2022 and 2021 also was reduced by the aforementioned COVID-19 impacts.
Loss from construction operations for the three months ended March 31, 2022 was $3.9 million compared to income from construction operations of $1.3 million for the comparable period in 2021. The change was primarily due to lower profitability and reduced project execution activities in the Northeast, including the electrical and mechanical components of a transportation project that is nearing completion.
Operating margin was (1.7)% and 0.4% for the three months ended March 31, 2022 and 2021, respectively. The change in operating margin was principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.

New awards in the Specialty Contractors segment totaled $224 million for the first quarter of 2022 compared to $158 million for the same period in 2021. The COVID-19 pandemic has resulted in, and could continue to result in, reduced demand from certain commercial and government customers that have been experiencing funding constraints.
Backlog for the Specialty Contractors segment was $1.4 billion as of March 31, 2022 compared to $1.7 billion as of March 31, 2021, with the decline due to revenue that exceeded the volume of new awards over the comparative period, as new awards for the segment have been negatively impacted by the COVID-19 pandemic. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s backlog of large Civil and Building segment projects, particularly in the Northeast and California. In addition, the segment remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $14.5 million and $12.9 million during the three months ended March 31, 2022 and 2021, respectively. The increase in the three months ended March 31, 2022 was primarily due to higher compensation-related expenses compared to the same period in 2021.
Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended March 31,
(in millions)	2022	2021
Other income, net	$3.7	$0.2
Interest expense	(16.5)	(17.8)
Income tax (expense) benefit	3.9	(7.0)
Other income, net improved by $3.5 million for the three months ended March 31, 2022 compared to the same period in 2021. The improvement in the 2022 period was primarily due to interest earned on federal income tax receivable balances.
Interest expense decreased $1.3 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in the 2022 period was primarily due to the absence of amortization of discount and debt issuance costs on convertible notes that were repaid in 2021.

The effective tax rate was 17.1% and 21.7% for the three months ended March 31, 2022 and 2021, respectively. The lower effective income tax rate for the three months ended March 31, 2022 was primarily due to earnings attributable to non-controlling interests, for which income taxes are not the responsibility of the Company, and share-based compensation adjustments in the 2022 period. For a further discussion of income taxes, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $134 million and available cash balances as of March 31, 2022, will be sufficient to fund any working capital needs and debt maturities for the next 12 months and beyond, provided that we are not adversely impacted by unanticipated future events, including further impacts related to the COVID-19 pandemic as discussed above in Executive Overview - COVID-19 Update. Liquidity has been, and could continue to be, adversely impacted by our inability to collect cash due to the follow-on impacts of COVID-19, which have constrained certain customers’ funding sources and delayed their ability to make payments on approved contract work. In addition, as discussed above in Executive Overview - COVID-19 Update, the COVID-19 pandemic delayed court and arbitration schedules and also hindered the Company’s ability to resolve certain unapproved work. We believe that future funding from the IIJA and increasing revenue to government customers as travel and commuting levels rise, as discussed above, could offset or mitigate future negative impacts from COVID-19, though it remains difficult to predict any of these factors. Furthermore, the bottleneck of accumulated court and arbitration proceedings that has grown during the pandemic has recently begun to alleviate with certain settlement conferences and trial dates now scheduled. In addition, certain disputes and related collection delays were resolved during the latter part of 2021 and the first quarter of 2022. We experienced substantially improved operating cash flows in the first quarter of 2022, and also anticipate improved operating cash generation for the remainder of 2022 compared to 2021, based on projected cash collections, both from project execution activities and the resolution of various other outstanding claims and change orders.
Cash and Working Capital
Cash and cash equivalents were $316.5 million as of March 31, 2022 compared to $202.2 million as of December 31, 2021. Cash immediately available for general corporate purposes was $75.8 million and $60.2 million as of March 31, 2022 and December 31, 2021, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $89.9 million as of March 31, 2022 compared to $93.6 million as of December 31, 2021. Restricted cash and restricted investments at March 31, 2022 were primarily held to secure insurance-related contingent obligations.
During the three months ended March 31, 2022, net cash provided by operating activities was $120.7 million, which was the largest first-quarter operating cash flow since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008. This increase was substantially due to a decrease in investments in project working capital. The decrease in investments in project working capital was primarily due to an improved collection cycle, as reflected by increases in billings in excess of costs and estimated earnings, and decreases in accounts receivable and retention receivable. During the three months ended March 31, 2021, net cash used in operating activities was $46.7 million, due primarily to investments in project working capital partially offset by cash generated from earnings sources. The increase in working capital for the first three months of 2021 primarily reflects a decrease in accounts payable due to timing of payments to suppliers and subcontractors and a decrease in accrued expenses and other current liabilities, partially offset by a decrease in accounts receivable due to the timing of collections.
Cash flow from operating activities increased $167.5 million when comparing the first three months of 2022 with the same period in 2021. The significant increase was primarily driven by an improved cash collection cycle, including collections associated with the recent resolution of certain project change orders that were previously disputed and that had previously required a use of cash. The increase in cash flow from operating activities was also due to an increase in accounts payable compared to a decrease in the prior year due to timing of payments to vendors and subcontractors. Despite the increase in accounts payable in the first quarter of 2022, the balance as of March 31, 2022 was $157.2 million lower compared to the balance as of March 31, 2021.
Net cash used in investing activities during the first three months of 2022 was $14.9 million primarily due to the acquisition of property and equipment for projects totaling $12.0 million, as well as net cash used in investment transactions of $4.3 million. Net cash used in investing activities during the first three months of 2021 was $5.4 million primarily due to the acquisition of property and equipment for projects totaling $9.8 million, partially offset by net cash provided from investment transactions of $4.0 million.
Net cash provided by financing activities was $4.1 million for the first three months of 2022, which was primarily driven by $8.6 million of net proceeds from borrowings, partially offset by $3.5 million of net distributions to noncontrolling interests. Net cash provided by financing activities for the comparable period in 2021 was $1.1 million.
At March 31, 2022, we had working capital of $2.1 billion, a ratio of current assets to current liabilities of 2.12 and a ratio of debt to equity of 0.61, compared to working capital of $2.1 billion, a ratio of current assets to current liabilities of 2.17 and a ratio of debt to equity of 0.59 at December 31, 2021.
Debt
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “2020 Revolver”), with sublimits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027 and the 2020 Revolver will mature on August 18, 2025, in each case, unless any of the 2017 Senior Notes are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), in which case, both the Term Loan B and the 2020 Revolver will mature on January 30, 2025 (subject to certain further exceptions). For more information regarding the terms of our 2020 Credit Agreement, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

The table below presents our actual and required consolidated first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
March 31, 2022
	Actual	Required
First lien net leverage ratio	1.35 to 1.00	≤ 2.25 : 1.00
As of March 31, 2022, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Contractual Obligations
There have been no material changes in our contractual obligations from those described in our Annual Report on Form 10‑K for the year ended December 31, 2021.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended December 31, 2021. Our critical accounting estimates are also identified and discussed in Part II, Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2021.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2022 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in Part II, Item 7A of our Annual Report on Form 10‑K for the year ended December 31, 2021.
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

PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10‑K for the year ended December 31, 2021, updated by Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
For the quarter ended March 31, 2022, we do not have any mine safety violations or other regulatory matters to disclose pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.
Item 6. Exhibits

Exhibits	Description
10.1*	Amended and Restated Employment Agreement, dated August 2, 2021, by and between Tutor Perini Corporation and Michael Smithson.
10.2*	Form of Restricted Stock Unit Award Agreement.
10.3*	Form of Restricted Stock Unit Award Agreement with Guarantee.
10.4*	Form of Stock Option Agreement.
10.5*	Form of Cash-Settled Performance Stock Unit Award Agreement.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
* Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: May 4, 2022	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer