Form 10-Q
period 2022-06-30
TUTOR PERINI CORP
filed 2022-08-05
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at July 28, 2022 was 51,357,691.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share amounts)	2022	2021	2022	2021
REVENUE	$861,027	$1,219,243	$1,813,181	$2,426,838
COST OF OPERATIONS	(895,250)	(1,091,754)	(1,797,059)	(2,188,894)
GROSS PROFIT (LOSS)	(34,223)	127,489	16,122	237,944
General and administrative expenses	(56,331)	(58,736)	(116,583)	(119,487)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(90,554)	68,753	(100,461)	118,457
Other income, net	1,020	1,431	4,717	1,606
Interest expense	(16,204)	(17,938)	(32,696)	(35,748)
INCOME (LOSS) BEFORE INCOME TAXES	(105,738)	52,246	(128,440)	84,315
Income tax (expense) benefit	43,718	(10,635)	47,607	(17,599)
NET INCOME (LOSS)	(62,020)	41,611	(80,833)	66,716
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	983	10,446	3,804	19,517
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(63,003)	$31,165	$(84,637)	$47,199
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(1.23)	$0.61	$(1.65)	$0.93
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(1.23)	$0.61	$(1.65)	$0.92
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	51,276	50,999	51,192	50,956
DILUTED	51,276	51,375	51,192	51,362
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
NET INCOME (LOSS)	$(62,020)	$41,611	$(80,833)	$66,716

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	457	491	915	983
Foreign currency translation adjustments	(1,390)	400	(1,133)	772
Unrealized gain (loss) in fair value of investments	(2,058)	219	(6,262)	(964)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2,991)	1,110	(6,480)	791

COMPREHENSIVE INCOME (LOSS)	(65,011)	42,721	(87,313)	67,507
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	210	10,726	2,652	20,093
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(65,221)	$31,995	$(89,965)	$47,414
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of June 30, 2022	As of December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($169,266 and $102,679 related to variable interest entities (“VIEs”))	$309,267	$202,197
Restricted cash	4,485	9,199
Restricted investments	84,498	84,355
Accounts receivable ($99,872 and $116,415 related to VIEs)	1,337,017	1,454,319
Retention receivable ($178,575 and $162,259 related to VIEs)	552,695	568,881
Costs and estimated earnings in excess of billings ($67,874 and $143,105 related to VIEs)	1,372,640	1,356,768
Other current assets ($42,844 and $43,718 related to VIEs)	207,881	186,773
Total current assets	3,868,483	3,862,492
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $507,400 and $483,417 (net P&E of $13,905 and $2,203 related to VIEs)	427,894	429,645
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	74,891	85,068
OTHER ASSETS	143,272	142,550
TOTAL ASSETS	$4,719,683	$4,724,898

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$30,565	$24,406
Accounts payable ($66,971 and $96,097 related to VIEs)	555,365	512,056
Retention payable ($39,580 and $37,007 related to VIEs)	227,725	268,945
Billings in excess of costs and estimated earnings ($458,713 and $355,270 related to VIEs)	956,735	761,689
Accrued expenses and other current liabilities ($10,880 and $8,566 related to VIEs)	192,931	210,017
Total current liabilities	1,963,321	1,777,113
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $15,575 and $17,109	937,743	969,248
DEFERRED INCOME TAXES	6,836	70,989
OTHER LONG-TERM LIABILITIES	243,837	233,828
TOTAL LIABILITIES	3,151,737	3,051,178
COMMITMENTS AND CONTINGENCIES (NOTE 10)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 51,357,691 and 51,095,706 shares	51,358	51,096
Additional paid-in capital	1,137,966	1,133,150
Retained earnings	429,673	514,310
Accumulated other comprehensive loss	(48,963)	(43,635)
Total stockholders' equity	1,570,034	1,654,921
Noncontrolling interests	(2,088)	18,799
TOTAL EQUITY	1,567,946	1,673,720
TOTAL LIABILITIES AND EQUITY	$4,719,683	$4,724,898
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(80,833)	$66,716
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	28,344	44,821
Amortization of intangible assets	10,177	17,314
Share-based compensation expense	4,814	5,033
Change in debt discounts and deferred debt issuance costs	1,817	3,868
Deferred income taxes	(61,145)	2,213
(Gain) loss on sale of property and equipment	(168)	360
Changes in other components of working capital	269,104	(278,943)
Other long-term liabilities	7,885	6,801
Other, net	(1,297)	515
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	178,698	(131,302)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(28,845)	(18,860)
Proceeds from sale of property and equipment	6,420	3,623
Investments in securities	(10,409)	(18,096)
Proceeds from maturities and sales of investments in securities	4,919	10,497
NET CASH USED IN INVESTING ACTIVITIES	(27,915)	(22,836)

Cash Flows from Financing Activities:
Proceeds from debt	412,357	308,181
Repayment of debt	(439,236)	(367,007)
Cash payments related to share-based compensation	(1,009)	(1,625)
Distributions paid to noncontrolling interests	(24,500)	(7,250)
Contributions from noncontrolling interests	3,961	4,000
NET CASH USED IN FINANCING ACTIVITIES	(48,427)	(63,701)

Net increase (decrease) in cash, cash equivalents and restricted cash	102,356	(217,839)
Cash, cash equivalents and restricted cash at beginning of period	211,396	451,852
Cash, cash equivalents and restricted cash at end of period	$313,752	$234,013
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 may not be indicative of the results that will be achieved for the full year ending December 31, 2022.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2022 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
(2)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$225,574	$366,534	$482,712	$675,409
Bridges	85,073	65,775	126,320	111,942
Military defense facilities	60,355	44,585	110,149	94,121
Water	22,384	24,800	43,036	51,610
Other	10,236	53,658	32,200	97,845
Total Civil segment revenue	$403,622	$555,352	$794,417	$1,030,927

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Building segment revenue by end market:
Municipal and government	$83,826	$74,475	$159,781	$146,384
Hospitality and gaming	24,077	86,145	100,995	186,712
Commercial and industrial facilities	49,309	101,960	88,395	232,012
Health care facilities	50,277	13,598	85,837	24,007
Mass transit (includes transportation projects)	10,447	34,344	70,648	60,879
Education facilities	31,176	46,143	61,036	84,460
Other	17,829	25,995	30,897	55,439
Total Building segment revenue	$266,941	$382,660	$597,589	$789,893

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$75,395	$148,045	$194,422	$329,208
Commercial and industrial facilities	36,444	36,637	66,301	75,386
Multi-unit residential	28,243	30,649	53,181	73,444
Water	13,972	17,514	35,419	38,668
Federal government	14,106	455	20,855	4,502
Education facilities	8,165	18,425	20,441	31,781
Other	14,139	29,506	30,556	53,029
Total Specialty Contractors segment revenue	$190,464	$281,231	$421,175	$606,018

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$319,411	$89,473	$91,817	$500,701	$481,333	$92,275	$124,080	$697,688
Federal agencies	62,991	42,402	3,186	108,579	49,335	49,287	5,704	104,326
Private owners	21,220	135,066	95,461	251,747	24,684	241,098	151,447	417,229
Total revenue	$403,622	$266,941	$190,464	$861,027	$555,352	$382,660	$281,231	$1,219,243

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$633,253	$213,163	$184,048	$1,030,464	$871,835	$168,856	$267,004	$1,307,695
Federal agencies	113,685	88,500	14,520	216,705	100,968	99,648	26,941	227,557
Private owners	47,479	295,926	222,607	566,012	58,124	521,389	312,073	891,586
Total revenue	$794,417	$597,589	$421,175	$1,813,181	$1,030,927	$789,893	$606,018	$2,426,838

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$337,414	$64,296	$158,036	$559,746	$461,068	$95,349	$246,290	$802,707
Guaranteed maximum price	301	145,954	3,361	149,616	498	247,402	2,563	250,463
Unit price	72,210	—	22,064	94,274	88,516	(1,564)	28,703	115,655
Cost plus fee and other	(6,303)	56,691	7,003	57,391	5,270	41,473	3,675	50,418
Total revenue	$403,622	$266,941	$190,464	$861,027	$555,352	$382,660	$281,231	$1,219,243

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$674,407	$166,814	$357,099	$1,198,320	$880,224	$179,798	$539,758	$1,599,780
Guaranteed maximum price	594	317,463	8,694	326,751	1,768	517,856	3,693	523,317
Unit price	122,720	33	36,886	159,639	141,249	(1,453)	57,000	196,796
Cost plus fee and other	(3,304)	113,279	18,496	128,471	7,686	93,692	5,567	106,945
Total revenue	$794,417	$597,589	$421,175	$1,813,181	$1,030,927	$789,893	$606,018	$2,426,838

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three and six months ended June 30, 2022 related to performance obligations satisfied (or partially satisfied) in prior periods by $63.6 million and $110.3 million, respectively. Likewise, revenue was negatively impacted during the three and six months ended June 30, 2021 related to performance obligations satisfied (or partially satisfied) in prior periods by $8.9 million and $29.0 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2022, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.9 billion, $2.2 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. As of June 30, 2021, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.3 billion, $1.5 billion and $1.5 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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
Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Retention receivable	$552,695	$568,881
Costs and estimated earnings in excess of billings:
Claims	764,430	833,352
Unapproved change orders	515,851	418,054
Other unbilled costs and profits	92,359	105,362
Total costs and estimated earnings in excess of billings	1,372,640	1,356,768
Capitalized contract costs	70,400	69,027
Total contract assets	$1,995,735	$1,994,676
Retention receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retention

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

agreements vary from project to project, and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of June 30, 2022, the amount of retention receivable estimated by management to be collected beyond one year is approximately 48% of the balance.
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
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and six months ended June 30, 2022, $19.0 million and $31.6 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and six months ended June 30, 2021, $13.4 million and $25.3 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Retention payable	$227,725	$268,945
Billings in excess of costs and estimated earnings	956,735	761,689
Total contract liabilities	$1,184,460	$1,030,634
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected. As of June 30, 2022, the amount of retention payable estimated by management to be remitted beyond one year is approximately 42% of the balance.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and six months ended June 30, 2022 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $387.5 million and $425.5 million, respectively. Revenue recognized during the three and six months ended June 30, 2021 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $321.0 million and $458.8 million, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(4)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents available for general corporate purposes	$85,102	$60,192
Joint venture cash and cash equivalents	224,165	142,005
Cash and cash equivalents	309,267	202,197
Restricted cash	4,485	9,199
Total cash, cash equivalents and restricted cash	$313,752	$211,396
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share data)	2022	2021	2022	2021
Net income (loss) attributable to Tutor Perini Corporation	$(63,003)	$31,165	$(84,637)	$47,199

Weighted-average common shares outstanding, basic	51,276	50,999	51,192	50,956
Effect of dilutive restricted stock units and stock options	—	376	—	406
Weighted-average common shares outstanding, diluted	51,276	51,375	51,192	51,362

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$(1.23)	$0.61	$(1.65)	$0.93
Diluted	$(1.23)	$0.61	$(1.65)	$0.92

Anti-dilutive securities not included above	3,398	1,810	3,415	1,725
For the three and six months ended June 30, 2022, all outstanding restricted stock units and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the period.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(6)Income Taxes
The Company recognized an income tax benefit of $43.7 million and $47.6 million, resulting in an effective income tax rate of 41.3% and 37.1% for the three and six months ended June 30, 2022, respectively. The effective income tax rates for both periods were higher than the 21% federal statutory rate primarily due to pre-tax losses incurred in both periods and projected for the year. In periods reporting pre-tax losses, a tax benefit increases the effective income tax rate because it increases the tax benefit generated from the pre-tax loss. The tax benefits in the respective periods that caused a higher tax rate were primarily the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income tax benefits (net of federal tax benefits). The effective income tax rates for both periods reflect the impact of a relatively low projected pre-tax loss for the year, which magnifies the impact of tax benefits on the effective income tax rate.
The Company’s effective income tax rate for the three and six months ended June 30, 2021 was 20.4% and 20.9%, respectively. The 2021 periods reported pre-tax income and pre-tax income was projected for the 2021 year, thereby resulting in tax benefits reducing the effective income tax rate. The effective income tax rate was lower than the 21% federal statutory rate primarily due to earnings attributable to noncontrolling interests, for which income taxes are not the responsibility of the Company, with the decrease mostly offset by state income taxes (net of the federal tax benefit).
(7)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through June 30, 2022:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2021	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2021	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2021	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of June 30, 2022	$205,143	$—	$—	$205,143
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Intangible Assets
Intangible assets consist of the following:

	As of June 30, 2022				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(24,767)	(23,232)	21,251	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(146,060)	—	3,230	3 years
Total	$381,940	$(193,982)	$(113,067)	$74,891

	As of December 31, 2021				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(23,650)	(23,232)	22,368	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,053)	(16,645)	102	12 years
Construction contract backlog	149,290	(137,102)	—	12,188	3 years
Total	$381,940	$(183,805)	$(113,067)	$85,068
Amortization expense for the three and six months ended June 30, 2022 was $4.7 million and $10.2 million, respectively. Amortization expense for the three and six months ended June 30, 2021 was $10.7 million and $17.3 million, respectively. As of June 30, 2022, future amortization expense is estimated to be $4.3 million for the remainder of 2022, $2.2 million per year for the years 2023 through 2027 and $9.2 million thereafter.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(8)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021
2017 Senior Notes	$496,757	$496,244
Term Loan B	405,231	406,335
2020 Revolver	—	27,000
Equipment financing and mortgages	53,409	56,246
Other indebtedness	12,911	7,829
Total debt	968,308	993,654
Less: Current maturities	30,565	24,406
Long-term debt, net	$937,743	$969,248
The following table reconciles the outstanding debt balances to the reported debt balances as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022			As of December 31, 2021
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(3,243)	$496,757	$500,000	$(3,756)	$496,244
Term Loan B	417,563	(12,332)	405,231	419,688	(13,353)	406,335
The unamortized issuance costs related to the 2020 Revolver were $1.8 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.

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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (a) LIBOR or (b) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate for a one-month interest period plus 100 basis points) plus, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for LIBOR and between 3.50% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the 2020 Revolver is between 4.25% and 4.75% for LIBOR and 3.25% and 3.75% for base rate (which was initially 4.75% for LIBOR and 3.75% for base rate), and, in each case, is based on the First Lien Net Leverage Ratio. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2020 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The agreement includes provisions for the replacement of LIBOR with an alternative benchmark rate upon LIBOR being discontinued. The weighted-average annual interest rate on borrowings under the 2020 Revolver was 6.91% during the six months ended June 30, 2022.
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
As of June 30, 2022, the entire $175 million was available under the 2020 Revolver. The Company had not utilized the 2020 Revolver for letters of credit. The Company was in compliance with the financial covenants under the 2020 Credit Agreement for the period ended June 30, 2022.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,593	$17,188	$17,187
Interest on Term Loan B	6,085	6,115	12,118	12,209
Interest on 2020 Revolver	130	552	633	673
Interest on Convertible Notes	—	418	—	921
Other interest	479	409	940	890
Total cash interest expense	15,288	16,087	30,879	31,880

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	—	941	—	2,040
Amortization of discount and debt issuance costs on Term Loan B	516	527	1,021	1,066
Amortization of debt issuance costs on 2020 Revolver	141	142	283	284
Amortization of debt issuance costs on 2017 Senior Notes	259	241	513	478
Total non-cash interest expense	916	1,851	1,817	3,868

Total interest expense	$16,204	$17,938	$32,696	$35,748
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and Term Loan B were 7.13% and 6.43%, respectively, for the six months ended June 30, 2022.
(9)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2022, the Company’s operating leases have remaining lease terms ranging from less than one year to 16 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$3,912	$3,707	$8,069	$7,425
Short-term lease expense(a)	12,991	18,301	27,435	39,426
	16,903	22,008	35,504	46,851
Less: Sublease income	190	176	380	346
Total lease expense	$16,713	$21,832	$35,124	$46,505
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of June 30, 2022	As of December 31, 2021
Assets
Right-of-use assets	Other assets	$56,018	$53,462
Total lease assets		$56,018	$53,462
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$7,420	$7,481
Long-term lease liabilities	Other long-term liabilities	53,025	50,057
Total lease liabilities		$60,445	$57,538
Weighted-average remaining lease term		11.8 years	12.0 years
Weighted-average discount rate		9.35%	9.44%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(7,717)	$(6,855)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$7,887	$5,780
The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2022:

Year (in thousands)	Operating Leases
2022 (excluding the six months ended June 30, 2022)	$6,409
2023	11,255
2024	8,776
2025	7,869
2026	6,489
Thereafter	65,120
Total lease payments	105,918
Less: Imputed interest	45,473
Total	$60,445
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
As of June 30, 2022, the Company has concluded that the potential for a material adverse financial impact on Five Star or the Company as a result of the investigation is remote.
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

The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief concerning contract interpretation, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. STP is also asserting extra-contractual and statutory claims against the Insurers. STP submitted damages to the Insurers in the King County lawsuit in the amount of $532 million. WSDOT is deemed a plaintiff since WSDOT is an insured under the Policy and had filed its own claim for damages. Hitachi Zosen (“Hitachi”), the manufacturer of the TBM, joined the case as a plaintiff for costs incurred to repair the damages to the TBM. STP also asserted $532 million of damages from WSDOT related to the pipe-strike by the TBM in a related lawsuit in Thurston County, described below.
In April and September 2018, rulings received on pre-trial motions limited some of the potential recoveries under the Policy for STP, WSDOT and Hitachi. On August 2, 2021, the Court of Appeals reversed in part certain of those limitations but affirmed other parts of those rulings. On January 5, 2022, the Washington Supreme Court issued an order granting STP, WSDOT and Hitachi’s requests for discretionary review of the portions of the Court of Appeals’ decision that affirmed the April and September 2018 decisions, which was argued on June 28, 2022.
In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court alleging breach of contract, seeking $57.2 million in delay-related damages and seeking declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi, as the TBM designer, seeking damages of $667 million. On October 3, 2019, STP and Hitachi entered into a settlement agreement which released and dismissed the claims that STP and Hitachi had against each other. The jury trial between STP and WSDOT commenced on October 7, 2019

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

and concluded on December 13, 2019, with a jury verdict in favor of WSDOT awarding them $57.2 million in damages. Judgment was entered on January 10, 2020, and STP appealed the decision. On June 14, 2022, the Court of Appeals of the State of Washington affirmed the judgment. STP filed a petition for discretionary review by the Washington Supreme Court on July 12, 2022.
The Company recorded the impact of the jury verdict during the fourth quarter of 2019, resulting in a pre-tax charge of $166.8 million, which included $25.7 million for the Company’s 45% proportionate share of the $57.2 million in damages awarded by the jury to WSDOT. Payment of damages and interest will be made if the Washington Supreme Court (1) denies STP’s petition for discretionary review or (2) grants discretionary review and upholds STP’s adverse verdict on appeal. Other than the possible future cash payment of $25.7 million for damages, the charge was for non-cash write-downs primarily related to the costs and estimated earnings in excess of billings and receivables that the Company previously recorded to reflect its expected recovery in this case. Upon final resolution, due to accrued interest, the possible future cash payment could exceed the $25.7 million for damages awarded by the jury.
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
Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, seeking the same $113 million in damages pursuant to the lease agreement between the Port Authority and the Developer. On August 20, 2018, the Port Authority filed a motion to dismiss all causes of action, which was denied by the court on July 1, 2019. The Port

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Authority appealed this decision on July 15, 2019. On February 18, 2021, the Appellate Division affirmed in part and reversed in part the trial court's denial of the Port Authority's motion to dismiss TPBC’s causes of action. On April 11, 2022, the court granted the Port Authority’s motion to dismiss on statutory notice grounds. The Company filed a notice of appeal on April 28, 2022. In addition, on August 11, 2021, TPBC filed a second lawsuit in state court against the Port Authority alleging unjust enrichment and tortious interference with TPBC’s right to recover under the lease agreement’s “cure” provision in the bankruptcy proceeding. The case was removed to the federal bankruptcy court on September 21, 2021. The Port Authority filed a motion to dismiss on March 4, 2022, which was argued on July 8, 2022, and a decision remains pending before the bankruptcy court.

On January 27, 2020, TPBC filed separate litigation in the U.S. District Court for the Southern District of New York in which TPBC asserted related claims against individual owners of the Developer for their wrongful conversion of project funds and against lenders that received interest payments from project funds and other amounts earmarked to pay the contractors. On December 29, 2020, the court granted in part and denied in part the defendants’ motions to dismiss, resulting in the lender defendants being dismissed from the lawsuit and the lawsuit against the individual owners of the Developer continuing. The lawsuit was refiled in New York state court on July 26, 2021. On June 8, 2022, the court certified the class under the New York construction trust fund statutes. The case remains pending before the court.
As of June 30, 2022, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners, certain lenders and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.
(11)Share-Based Compensation
As of June 30, 2022, there were 1,270,316 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the six months ended June 30, 2022 and 2021, the Company granted the following share-based instruments: (1) restricted stock units (“RSUs”) totaling 375,769 and 280,000, respectively, with weighted-average grant date fair values per unit of $10.53 and $18.59, respectively; and (2) shares of unrestricted stock totaling 165,030 and 96,668, respectively, with weighted-average grant date fair values per share of $10.63 and $15.62, respectively. During the six months ended June 30, 2022, the Company also granted 315,768 cash-settled performance stock units (“CPSUs”) with a weighted-average grant date fair value per unit of $14.89. During the six months ended June 30, 2022, 500,000 stock options with a weighted-average exercise price per share of $11.15 expired.
As of June 30, 2022 and December 31, 2021, liabilities totaling approximately $3.4 million and $4.8 million, respectively, were included on the Condensed Consolidated Balance Sheets for CPSUs and certain RSUs granted with guaranteed minimum payouts. The Company paid approximately $2.6 million and $0.3 million to settle certain awards upon vesting during the six-month periods ended June 30, 2022 and 2021, respectively.
For the three and six months ended June 30, 2022, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $1.4 million and $4.8 million, respectively, and $2.6 million and $5.0 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the balance of unamortized share-based compensation expense was $18.8 million, which is expected to be recognized over a weighted-average period of 2.1 years.
(12)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table sets forth a summary of the net periodic benefit cost for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$647	$582	$1,293	$1,164
Service cost	240	237	480	473
Expected return on plan assets	(973)	(1,015)	(1,946)	(2,030)
Recognized net actuarial losses	638	683	1,277	1,366
Net periodic benefit cost	$552	$487	$1,104	$973
Due to the election of certain options provided under the American Rescue Plan Act of 2021, enacted on March 11, 2021, the Company is not required to, and does not intend to, contribute amounts to the defined benefit pension plan in 2022. The Company contributed $1.0 million to its defined benefit pension plan during the six months ended June 30, 2021.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022				As of December 31, 2021
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$309,267	$—	$—	$309,267	$202,197	$—	$—	$202,197
Restricted cash(a)	4,485	—	—	4,485	9,199	—	—	9,199
Restricted investments(b)	—	84,498	—	84,498	—	84,355	—	84,355
Investments in lieu of retention(c)	16,102	62,410	—	78,512	27,472	58,856	—	86,328
Total	$329,854	$146,908	$—	$476,762	$238,868	$143,211	$—	$382,079
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of June 30, 2022 and December 31, 2021, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of June 30, 2022 and December 31, 2021, and are comprised of money market funds of $16.1 million and $27.5 million, respectively, and AFS debt securities of $62.4 million and $58.9 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Investments in AFS debt securities consisted of the following as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022				As of December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$50,971	$22	$(2,758)	$48,235	$46,649	$438	$(438)	$46,649
U.S. government agency securities	28,346	2	(1,063)	27,285	28,316	459	(133)	28,642
Municipal bonds	9,380	—	(926)	8,454	8,475	100	(78)	8,497
Corporate certificates of deposit	566	—	(42)	524	571	2	(6)	567
Total restricted investments	89,263	24	(4,789)	84,498	84,011	999	(655)	84,355

Investments in lieu of retention:
Corporate debt securities	64,601	8	(3,203)	61,406	58,261	72	(741)	57,592
Municipal bonds	815	189	—	1,004	812	452	—	1,264
Total investments in lieu of retention	65,416	197	(3,203)	62,410	59,073	524	(741)	58,856

Total AFS debt securities	$154,679	$221	$(7,992)	$146,908	$143,084	$1,523	$(1,396)	$143,211

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$32,447	$(1,911)	$9,058	$(847)	$41,505	$(2,758)
U.S. government agency securities	21,624	(666)	4,462	(397)	26,086	(1,063)
Municipal bonds	6,843	(709)	1,559	(217)	8,402	(926)
Corporate certificates of deposit	354	(26)	115	(16)	469	(42)
Total restricted investments	61,268	(3,312)	15,194	(1,477)	76,462	(4,789)

Investments in lieu of retention:
Corporate debt securities	55,606	(3,116)	2,347	(87)	57,953	(3,203)
Total investments in lieu of retention	55,606	(3,116)	2,347	(87)	57,953	(3,203)

Total AFS debt securities	$116,874	$(6,428)	$17,541	$(1,564)	$134,415	$(7,992)

	As of December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$28,639	$(434)	$207	$(4)	$28,846	$(438)
U.S. government agency securities	5,382	(97)	824	(36)	6,206	(133)
Municipal bonds	2,714	(35)	907	(43)	3,621	(78)
Corporate certificates of deposit	435	(6)	—	—	435	(6)
Total restricted investments	37,170	(572)	1,938	(83)	39,108	(655)

Investments in lieu of retention:
Corporate debt securities	46,486	(736)	714	(5)	47,200	(741)
Total investments in lieu of retention	46,486	(736)	714	(5)	47,200	(741)

Total AFS debt securities	$83,656	$(1,308)	$2,652	$(88)	$86,308	$(1,396)

The unrealized losses in AFS debt securities as of June 30, 2022 and December 31, 2021 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of June 30, 2022 and December 31, 2021.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, the Company has not recognized any impairment losses in earnings during the six months ended June 30, 2022 or 2021.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The amortized cost and fair value of AFS debt securities by contractual maturity as of June 30, 2022 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$22,628	$22,529
Due after one year through five years	121,155	114,512
Due after five years	10,896	9,867
Total	$154,679	$146,908
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $410.0 million and $504.9 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the 2017 Senior Notes was determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $389.4 million and $419.7 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of June 30, 2022 and December 31, 2021.
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
As of June 30, 2022, the Company had unconsolidated VIE-related current assets of $0.4 million and no current liabilities in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2021, the Company had unconsolidated VIE-related current assets and liabilities of $0.7 million and $0.4 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of June 30, 2022.
As of June 30, 2022, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $558.4 million and $14.4 million, respectively, as well as current liabilities of $576.1 million related to the operations of its consolidated VIEs. As of December 31, 2021, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $568.2 million and $3.0 million, respectively, as well as current liabilities of $496.9 million related to the operations of its consolidated VIEs.

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
(15)Changes in Equity
A reconciliation of the changes in equity for the three and six months ended June 30, 2022 and 2021 is provided below:

	Three Months Ended June 30, 2022
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - March 31, 2022	$51,200	$1,134,688	$492,676	$(46,745)	$14,702	$1,646,521
Net income (loss)	—	—	(63,003)	—	983	(62,020)
Other comprehensive loss	—	—	—	(2,218)	(773)	(2,991)
Share-based compensation	—	3,278	—	—	—	3,278
Issuance of common stock, net	158	—	—	—	—	158
Distributions to noncontrolling interests	—	—	—	—	(17,000)	(17,000)
Balance - June 30, 2022	$51,358	$1,137,966	$429,673	$(48,963)	$(2,088)	$1,567,946

	Six Months Ended June 30, 2022
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2021	$51,096	$1,133,150	$514,310	$(43,635)	$18,799	$1,673,720
Net income (loss)	—	—	(84,637)	—	3,804	(80,833)
Other comprehensive loss	—	—	—	(5,328)	(1,152)	(6,480)
Share-based compensation	—	5,002	—	—	—	5,002
Issuance of common stock, net	262	(186)	—	—	—	76
Contributions from noncontrolling interests	—	—	—	—	961	961
Distributions to noncontrolling interests	—	—	—	—	(24,500)	(24,500)
Balance - June 30, 2022	$51,358	$1,137,966	$429,673	$(48,963)	$(2,088)	$1,567,946

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
The components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$638	$(181)	$457	$683	$(192)	$491
Foreign currency translation adjustments	(1,698)	308	(1,390)	446	(46)	400
Unrealized gain (loss) in fair value of investments	(2,384)	326	(2,058)	303	(84)	219
Total other comprehensive income (loss)	(3,444)	453	(2,991)	1,432	(322)	1,110
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(773)	—	(773)	280	—	280
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(2,671)	$453	$(2,218)	$1,152	$(322)	$830

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$1,277	$(362)	$915	$1,366	$(383)	$983
Foreign currency translation adjustments	(1,442)	309	(1,133)	848	(76)	772
Unrealized loss in fair value of investments	(7,898)	1,636	(6,262)	(1,247)	283	(964)
Total other comprehensive income (loss)	(8,063)	1,583	(6,480)	967	(176)	791
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1,152)	—	(1,152)	576	—	576
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(6,911)	$1,583	$(5,328)	$391	$(176)	$215
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2022	$(37,408)	$(5,796)	$(3,541)	$(46,745)
Other comprehensive loss before reclassifications	—	(772)	(1,927)	(2,699)
Amounts reclassified from AOCI	457	—	24	481
Total other comprehensive income (loss)	457	(772)	(1,903)	(2,218)
Balance as of June 30, 2022	$(36,951)	$(6,568)	$(5,444)	$(48,963)
Attributable to Noncontrolling Interests:
Balance as of March 31, 2022	$—	$808	$(645)	$163
Other comprehensive loss	—	(618)	(155)	(773)
Balance as of June 30, 2022	$—	$190	$(800)	$(610)

	Six Months Ended June 30, 2022
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2021	$(37,866)	$(5,787)	$18	$(43,635)
Other comprehensive loss before reclassifications	—	(781)	(5,495)	(6,276)
Amounts reclassified from AOCI	915	—	33	948
Total other comprehensive income (loss)	915	(781)	(5,462)	(5,328)
Balance as of June 30, 2022	$(36,951)	$(6,568)	$(5,444)	$(48,963)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2021	$—	$542	$—	$542
Other comprehensive loss	—	(352)	(800)	(1,152)
Balance as of June 30, 2022	$—	$190	$(800)	$(610)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2021	$(43,595)	$(5,246)	$1,485	$(47,356)
Other comprehensive income before reclassifications	—	120	233	353
Amounts reclassified from AOCI	491	—	(14)	477
Total other comprehensive income	491	120	219	830
Balance as of June 30, 2021	$(43,104)	$(5,126)	$1,704	$(46,526)
Attributable to Noncontrolling Interests:
Balance as of March 31, 2021	$—	$698	$—	$698
Other comprehensive income	—	280	—	280
Balance as of June 30, 2021	$—	$978	$—	$978

	Six Months Ended June 30, 2021
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2020	$(44,087)	$(5,322)	$2,668	$(46,741)
Other comprehensive income (loss) before reclassifications	—	196	(827)	(631)
Amounts reclassified from AOCI	983	—	(137)	846
Total other comprehensive income (loss)	983	196	(964)	215
Balance as of June 30, 2021	$(43,104)	$(5,126)	$1,704	$(46,526)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2020	$—	$402	$—	$402
Other comprehensive income	—	576	—	576
Balance as of June 30, 2021	$—	$978	$—	$978

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Component of AOCI:
Defined benefit pension plan adjustments(a)	$638	$683	$1,277	$1,366
Income tax benefit(b)	(181)	(192)	(362)	(383)
Net of tax	$457	$491	$915	$983

Unrealized (gain) loss in fair value of investment adjustments(a)	$31	$(17)	$42	$(173)
Income tax expense (benefit)(b)	(7)	3	(9)	36
Net of tax	$24	$(14)	$33	$(137)
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2022 and 2021:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended June 30, 2022
Total revenue	$453,215	$262,556	$190,464	$906,235		$—		$906,235
Elimination of intersegment revenue	(49,593)	4,385	—	(45,208)		—		(45,208)
Revenue from external customers	$403,622	$266,941	$190,464	$861,027		$—		$861,027
Loss from construction operations	$(9,767)	$(67)	$(66,731)	$(76,565)	(a)	$(13,989)	(b)	$(90,554)
Capital expenditures	$15,656	$50	$816	$16,522		$295		$16,817
Depreciation and amortization(c)	$15,025	$390	$508	$15,923		$2,360		$18,283

Three Months Ended June 30, 2021
Total revenue	$643,055	$415,801	$281,370	$1,340,226		$—		$1,340,226
Elimination of intersegment revenue	(87,703)	(33,141)	(139)	(120,983)		—		(120,983)
Revenue from external customers	$555,352	$382,660	$281,231	$1,219,243		$—		$1,219,243
Income (loss) from construction operations	$75,073	$(2,488)	$9,960	$82,545	(d)	$(13,792)	(b)	$68,753
Capital expenditures	$8,616	$51	$19	$8,686		$339		$9,025
Depreciation and amortization(c)	$31,178	$424	$892	$32,494		$2,767		$35,261
____________________________________________________________________________________________________
(a)During the three months ended June 30, 2022, the Company’s income (loss) from construction operations was adversely impacted by $33.5 million ($24.2 million, or $0.47 per diluted share, after tax) due to an unfavorable adjustment related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical component of a transportation project in the Northeast in the Specialty Contractors segment, a non-cash charge of $17.8 million that increased cost of operations ($12.8 million, or $0.25 per diluted share, after tax) associated with an unexpected partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York in the Specialty Contractors segment, and a $16.2 million unfavorable non-cash impact ($11.6 million, or $0.23 per diluted share, after tax) related to the settlement of a long-disputed, completed Civil segment project in Maryland.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the three months ended June 30, 2021, the Company recorded a reduction of $20.1 million in cost of operations ($14.6 million, or $0.28 per diluted share, after tax) due to a favorable trial court ruling awarding the Company the recovery of certain costs previously incurred on a completed electrical project in New York in the Specialty Contractors segment.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Six Months Ended June 30, 2022
Total revenue	$913,957	$618,534	$421,328	$1,953,819		$—		$1,953,819
Elimination of intersegment revenue	(119,540)	(20,945)	(153)	(140,638)		—		(140,638)
Revenue from external customers	$794,417	$597,589	$421,175	$1,813,181		$—		$1,813,181
Income (loss) from construction operations	$(10,734)	$9,397	$(70,625)	$(71,962)	(a)	$(28,499)	(b)	$(100,461)
Capital expenditures	$26,831	$52	$1,454	$28,337		$508		$28,845
Depreciation and amortization(c)	$32,025	$791	$1,010	$33,826		$4,695		$38,521

Six Months Ended June 30, 2021
Total revenue	$1,226,199	$872,971	$606,318	$2,705,488		$—		$2,705,488
Elimination of intersegment revenue	(195,272)	(83,078)	(300)	(278,650)		—		(278,650)
Revenue from external customers	$1,030,927	$789,893	$606,018	$2,426,838		$—		$2,426,838
Income (loss) from construction operations	$125,178	$8,728	$11,284	$145,190	(d)	$(26,733)	(b)	$118,457
Capital expenditures	$18,180	$124	$164	$18,468		$392		$18,860
Depreciation and amortization(c)	$53,891	$856	$1,851	$56,598		$5,537		$62,135
____________________________________________________________________________________________________
(a)During the six months ended June 30, 2022, the Company’s income (loss) from construction operations was adversely impacted by $33.5 million ($24.2 million, or $0.47 per diluted share, after tax) due to an unfavorable adjustment related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical component of a transportation project in the Northeast in the Specialty Contractors segment, and $29.1 million ($22.9 million, or $0.45 per diluted share, after tax) on a Civil segment mass-transit project in California, which resulted from the successful negotiation of significant lower margin (and lower risk) change orders that increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. The Company’s income (loss) from construction operations was also impacted by a non-cash charge of $25.5 million ($18.3 million, or $0.36 per diluted share, after tax) due to an adverse legal ruling on a dispute related to a Civil segment bridge project in New York, a non-cash charge of $17.8 million that increased cost of operations ($12.8 million, or $0.25 per diluted share, after tax) associated with an unexpected partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York in the Specialty Contractors segment, a $16.2 million unfavorable non-cash impact ($11.6 million, or $0.23 per diluted share, after tax) related to the settlement of a long-disputed, completed Civil segment project in Maryland, and a $14.6 million ($11.2 million, or $0.22 per diluted share, after tax) unfavorable adjustment split evenly between the Civil and Building segments due to changes in estimates on a transportation project in the Northeast.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the six months ended June 30, 2021, the Company recorded a reduction of $20.1 million in cost of operations ($14.6 million, or $0.28 per diluted share, after tax) due to a favorable trial court ruling awarding the Company the recovery of certain costs previously incurred on a completed electrical project in New York in the Specialty Contractors segment.
A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income (loss) from construction operations	$(90,554)	$68,753	$(100,461)	$118,457
Other income, net	1,020	1,431	4,717	1,606
Interest expense	(16,204)	(17,938)	(32,696)	(35,748)
Income (loss) before income taxes	$(105,738)	$52,246	$(128,440)	$84,315

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Total assets by segment were as follows:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Civil	$3,432,649	$3,310,648
Building	919,426	980,989
Specialty Contractors	600,332	631,710
Corporate and other(a)	(232,724)	(198,449)
Total assets	$4,719,683	$4,724,898
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discusses our financial position as of June 30, 2022 and the results of our operations for the three and six months ended June 30, 2022 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2021, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2021 and in Part II, Item 1A below.
Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data, as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:
•Revisions of estimates of contract risks, revenue or costs; economic factors such as inflation; the timing of new awards; or the pace of project execution, which has resulted and may continue to result in losses or lower than anticipated profit;
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
•Failure to meet our obligations under our debt agreements;
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
Executive Overview
COVID-19 Update
Since its onset in early 2020, the COVID-19 pandemic has caused occasional temporary shortages in available manpower, reductions in field labor productivity, other inefficiencies, delays to project schedules and deferrals of project execution. As a result, we continue to incur incremental costs, much of which we are seeking to recover from our customers as allowed by contractual terms. The relief sought from customers, together with certain incremental project opportunities that resulted from the pandemic, has helped to mitigate the pandemic's negative impact on our financial results. In addition, we have experienced delays in certain legal proceedings, as various courts and arbitrators process a large backlog of cases that were impacted by the pandemic. The COVID-19 pandemic previously hindered the Company’s ability to resolve unapproved work, which has resulted in the need for the Company to temporarily fund certain project costs that historically would have been promptly negotiated, billed to and collected from customers. These delays in resolving and recovering on such claims have adversely affected our liquidity and financial results since the onset of the pandemic. However, in the latter part of 2021 and the first half of 2022, we began to see the scheduling of settlement conferences and trial dates and made progress in resolving certain project disputes and unapproved change orders. We expect to make progress in the resolution of certain other disputes and unapproved change orders during the second half of 2022 and in 2023.
Throughout 2020 and much of 2021, the pandemic also adversely affected the volume and timing of our new awards, which has negatively impacted our backlog and operating results. The resulting negative impact in the first half of 2022 is expected to continue due to previously limited bidding and proposal opportunities, as well as the relatively lower volume of new awards in 2020 and much of 2021. In addition, many of our state and local government customers’ revenue sources have been negatively impacted by the pandemic due to a reduction of commuter and business travel, including curtailed ridership on mass-transit systems (buses, subways, trains, etc.), travel on commercial airlines and driving by the general public. These impacts have resulted in reduced fare and toll collections, lower fuel tax receipts and reduced airport and other facility usage fees. The significant revenue reductions experienced by some of our customers have adversely impacted their ability to pay the Company on a timely basis for amounts due, although these impacts have begun to moderate. The potential for continued or new pandemic-related delays in project bids and awards could result in lower-than-expected revenue and earnings until such time as more substantial funding from the recently enacted Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Law, is distributed to our existing and potential customers.
Due to the continued fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals respond to the pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, results of operations, financial condition or liquidity.
Operating Results
Consolidated revenue for the three and six months ended June 30, 2022 was $0.9 billion and $1.8 billion, respectively, compared to $1.2 billion and $2.4 billion for the same periods in 2021. The decrease for both periods was primarily due to reduced project execution activities on various projects in all three segments in the Northeast, California and Oklahoma, most of which are completed or nearing completion, partially offset by increased activities on certain newer Civil and Building segment projects in California and the Midwest. The revenue decline for both periods was also the result of the follow-on impact of the COVID-19 pandemic, which delayed bidding activities and awards of certain new projects during 2020 and much of 2021. In addition, the decrease in revenue for both periods of 2022 was due to the impact of an unfavorable adjustment related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical component of a transportation project in the Northeast in the Specialty Contractors segment, an unfavorable non-cash impact related to the settlement of a long-disputed, completed Civil segment project in Maryland, and the temporary unfavorable impact from the successful negotiation of significant lower margin (and lower risk) change orders on a Civil segment mass-transit project in California (with the majority of the impact affecting the first quarter of 2022). These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. For the six-month period in 2022, the decrease was also attributable to the impact of an adverse legal ruling on a dispute related to a completed Civil segment bridge project in New York.
Loss from construction operations for the three and six months ended June 30, 2022 was $90.6 million and $100.5 million, respectively, compared to income from construction operations of $68.8 million and $118.5 million for the same periods in 2021. For the second quarter of 2022, the change was primarily due to lower profitability associated with the reduced revenue, as discussed above, including the $33.5 million impact from the unfavorable adjustment related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the aforementioned transportation project in the Northeast in the Specialty Contractors segment, and a $16.2 million unfavorable non-cash impact related to the settlement of a long-disputed, completed Civil segment project in Maryland. The change for the second quarter of 2022 was, to a lesser extent, also due to the impact of the aforementioned successful negotiation of significant lower margin (and lower risk) change orders on a Civil segment mass-transit project in California, which resulted in a temporary unfavorable impact to earnings. These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. In addition, the change for the second quarter of 2022 was due to a non-cash charge of $17.8 million that increased cost of operations associated with an unexpected partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York in the Specialty Contractors segment, as well as the absence of a $20.1 million prior-year favorable adjustment related to this same completed electrical project in New York that resulted from damages awarded by the trial court’s ruling. For the first six months of 2022, the change was principally due to the aforementioned factors that drove the reduction in revenue and income from construction operations for the second quarter of 2022, including the temporary unfavorable impact of $29.1 million from the successful negotiation of significant lower margin (and lower risk) change orders on the Civil segment mass-transit project mentioned above, with $17.6 million impacting the first quarter of 2022. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. For the six-month period in 2022, the decrease was also attributable to a $25.5 million non-cash charge from the adverse legal ruling on a Civil segment bridge project in New York, as well as a $14.6 million unfavorable adjustment split evenly between the Civil and Building segments due to changes in estimates on a transportation project in the Northeast.
The effective tax rate was 41.3% and 37.1% for the three and six months ended June 30, 2022, respectively, compared to 20.4% and 20.9% for the comparable periods in 2021. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Loss per common share for the three and six months ended June 30, 2022 was $1.23 and $1.65, respectively, compared to diluted earnings per common share of $0.61 and $0.92 for the same periods in 2021. The decline for both periods was primarily due to the factors discussed above that caused the changes in income (loss) from construction operations.
Consolidated new awards for the three and six months ended June 30, 2022 totaled $1.1 billion and $2.1 billion, respectively, compared to $0.6 billion and $1.6 billion for the same periods in 2021. The Civil segment was the primary contributor to the new award activity in the second quarter of 2022. The most significant new awards and contract adjustments in the second quarter of 2022 included $293 million of additional funding for a mass-transit project in California; $95 million for an educational facility project in California; an $85 million military housing project in Alaska; and several projects in Guam, including a $107 million military housing project, an $84 million wharf improvement project and two other military facilities projects valued at $73 million and $49 million, respectively.
Consolidated backlog as of June 30, 2022 was $8.5 billion, up 4% compared to $8.2 billion as of December 31, 2021. As of June 30, 2022, the mix of backlog by segment was approximately 58% for Civil, 26% for Building and 16% for Specialty Contractors.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2021 to June 30, 2022:

(in millions)	Backlog at December 31, 2021	New Awards(a)	Revenue Recognized	Backlog at June 30, 2022(b)
Civil	$4,553.5	$1,167.5	$(794.4)	$4,926.6
Building	2,308.9	531.9	(597.6)	2,243.2
Specialty Contractors	1,373.2	414.3	(421.2)	1,366.3
Total	$8,235.6	$2,113.7	$(1,813.2)	$8,536.1
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
The outlook for the Company’s growth over the next several years remains favorable, but it could be negatively impacted by future project delays or the timing of project bids, awards, commencements, ramp-up activities and completions, as well as by any adverse follow-on consequences of the COVID-19 pandemic. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities.
In elections over the past several years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. In addition, California's Senate Bill 1, which was signed into law in 2017, is providing an average of $5.4 billion annually through 2027 for various transportation, mass-transit and bridge projects. Despite recent increases, which have been anticipated, interest rates still remain relatively attractive, which may be conducive to continued spending on various types of infrastructure projects. However, if borrowing rates continue to increase significantly, they could reach levels that may begin to negatively impact infrastructure demand, although this is more likely to impact Building segment projects, as those projects tend to be more directly correlated to economic conditions.
The Bipartisan Infrastructure Law was enacted into law on November 15, 2021, and it provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The law marks the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the next 10 years, and much of it is allocated for investment in end markets that are directly aligned with the Company’s market focus. Accordingly, the Company believes that this significant level of sustained, incremental funding will favorably impact the Company’s current work and prospective opportunities over the next decade, as some initial funds have begun flowing to project owners, and substantially increased funding from the Bipartisan Infrastructure Law is expected to occur over the next several years.
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
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income (loss) from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue	$403.6	$555.4	$794.4	$1,030.9
Income (loss) from construction operations	(9.8)	75.1	(10.7)	125.2
Revenue for the three and six months ended June 30, 2022 decreased 27% and 23%, respectively, compared to the same periods in 2021. The decrease for both periods was primarily due to reduced project execution activities on certain mass-transit and transportation projects in California and the Northeast, most of which are completed or nearing completion, partially offset by increased activities on certain newer projects in the Midwest and California. The revenue decline for both periods was also the result of the follow-on impact of the COVID-19 pandemic, which delayed bidding activities and awards of certain new projects during 2020 and much of 2021. In addition, the decrease for both periods was due to the unfavorable non-cash impact related to the aforementioned settlement of a long-disputed, completed project in Maryland and the temporary unfavorable impact from the successful negotiation of significant lower margin (and lower risk) change orders on a mass-transit project in California (with the majority of the impact affecting the first quarter of 2022). These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. For the six-month period, the decrease was also attributable to the impact of the adverse legal ruling on a dispute related to a bridge project in New York, as discussed above in the section titled Executive Overview.
Loss from construction operations for the three and six months ended June 30, 2022 was $9.8 million and $10.7 million, respectively, compared to income from construction operations of $75.1 million and $125.2 million for the same periods in 2021. For the second quarter of 2022, the change was primarily due to lower profitability associated with the reduced revenue, as discussed above, including the $16.2 million unfavorable non-cash impact related to the settlement of a long-disputed, completed project in Maryland, and, to a lesser extent, the impact of the aforementioned successful negotiation of significant lower margin (and lower risk) change orders on a mass-transit project in California, which resulted in a temporary unfavorable impact to earnings. For the first six months of 2022, the change was principally due to the aforementioned factors that drove the reduction in revenue and income from construction operations for the second quarter of 2022, including the temporary unfavorable impact of $29.1 million from the successful negotiation of significant lower margin (and lower risk) change orders on a mass-transit project mentioned above, with $17.6 million impacting the first quarter of 2022. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. For the six-month period, the decrease was also due to a $25.5 million non-cash charge from the adverse legal ruling on a dispute related to a bridge project in New York.
Operating margin was (2.4)% and (1.4)% for the three and six months ended June 30, 2022, respectively, compared to 13.5% and 12.1% for the same periods in 2021. The operating margin decreases were due to the above-mentioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Civil segment totaled $721 million and $1.2 billion for the three and six months ended June 30, 2022, respectively, compared to $119 million and $576 million for the same periods in 2021. The most significant new awards and contract adjustments in the second quarter of 2022 included $293 million of additional funding for a mass-transit project in California, as well as several projects in Guam, including a $107 million military housing project, an $84 million wharf improvement project and two other military facilities projects valued at $73 million and $49 million, respectively. The COVID-19 pandemic has resulted in significant revenue shortfalls for many state and local government agencies since 2020, and it could continue to cause deferrals or cancellations of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of funding from the federal government, including anticipated funding from the recently enacted Bipartisan Infrastructure Law.
Backlog for the Civil segment was $4.9 billion as of June 30, 2022 compared to $4.3 billion as of June 30, 2021, with the increase primarily due to the new awards and contract adjustments discussed above. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures and the Bipartisan Infrastructure Law, and by public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects, but the timing of new awards remains uncertain.
Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue	$266.9	$382.7	$597.6	$789.9
Income (loss) from construction operations	(0.1)	(2.5)	9.4	8.7
Revenue for the three and six months ended June 30, 2022 decreased 30% and 24%, respectively, compared to the same periods in 2021, primarily due to reduced project execution activities on various projects in California, Oklahoma and the Northeast that are substantially complete, partially offset by contributions from certain newer projects in California. For the six-month period, the decrease was partially offset by increased activity on a hospitality and gaming project in Arkansas. Revenue for both periods was also reduced by the follow-on impact of the COVID-19 pandemic, which delayed certain project bids and awards.

Loss from construction operations for the second quarter of 2022 was $0.1 million compared to $2.5 million for the second quarter of 2021, and income from construction operations for the six months ended June 30, 2022 was $9.4 million compared to $8.7 million for the six months ended June 30, 2021. The improvement for both periods was primarily due to the absence of prior-year unfavorable adjustments on certain projects, which were immaterial individually and in the aggregate, partially offset by a current-year immaterial unfavorable adjustment on a transportation project in the Northeast, as discussed above in the section titled Executive Overview, and the reduced profit associated with the overall revenue reduction discussed above.
Operating margin was (0.03)% and 1.6% for the three and six months ended June 30, 2022, respectively, compared to (0.7)% and 1.1% for the same periods in 2021. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Building segment totaled $207 million and $532 million for the three and six months ended June 30, 2022, respectively, compared to $386 million and $730 million for the same periods in 2021. The most significant new awards in the second quarter of 2022 included $95 million for an educational facility project in California and an $85 million military housing project in Alaska.
Backlog for the Building segment was $2.2 billion as of June 30, 2022 compared to $1.6 billion as of June 30, 2021. The strong increase was partly due to the new awards discussed above, but even more attributable to certain other large new awards that were booked in the third quarter of 2021. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. We expect continued strong demand as economic conditions remain conducive to customer spending on new building facilities and renovations to existing buildings, supported by a still relatively favorable interest rate environment. However, higher interest rates and the effects of higher inflation, as well as any adverse follow-on effects of the COVID-19 pandemic, could result in reduced demand for our building construction services.
Specialty Contractors Segment
Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue	$190.5	$281.2	$421.2	$606.0
Income (loss) from construction operations	(66.7)	10.0	(70.6)	11.3
Revenue for the three and six months ended June 30, 2022 decreased 32% and 31%, respectively, compared to the same periods in 2021. The decrease for both periods was principally driven by reduced project execution activities on various electrical and mechanical projects in the Northeast and California that are completed or nearing completion, as well as the impact of an unfavorable adjustment on the aforementioned transportation project in the Northeast, as discussed above in the section titled Executive Overview. Revenue for both periods was also reduced by the follow-on impact of the COVID-19 pandemic, which delayed certain project bids and awards.
Loss from construction operations for the three and six months ended June 30, 2022 was $66.7 million and $70.6 million, respectively, compared to income from construction operations of $10.0 million and $11.3 million for the same periods in 2021. The decrease for both periods was largely due to the $33.5 million impact of an unfavorable adjustment on the aforementioned transportation project in the Northeast related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies, as well as a non-cash charge of $17.8 million that increased cost of operations associated with an unexpected partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York. The decrease for both periods was also due to the absence of a $20.1 million prior-year favorable adjustment that resulted from damages awarded by the trial court’s ruling on the same completed electrical project in New York, and, to a lesser extent, the decrease was also due to reduced profitability for the segment related to the overall revenue reduction.
Operating margin was (35.0)% and (16.8)% for the three and six months ended June 30, 2022, respectively, compared to 3.5% and 1.9% for the same periods in 2021. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Specialty Contractors segment totaled $190 million and $414 million for the three and six months ended June 30, 2022, respectively, compared to $137 million and $295 million for the same periods in 2021. The COVID-19 pandemic has resulted in, and could continue to result in, reduced demand from certain commercial and government customers that have been experiencing funding constraints.

Backlog for the Specialty Contractors segment was $1.4 billion as of June 30, 2022 compared to $1.5 billion as of June 30, 2021. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s backlog of large Civil and Building segment projects, particularly in the Northeast and California. In addition, the segment remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $14.0 million and $28.5 million during the three and six months ended June 30, 2022, respectively, compared to $13.8 million and $26.7 million for the same periods in 2021.
Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Other income, net	$1.0	$1.4	$4.7	$1.6
Interest expense	(16.2)	(17.9)	(32.7)	(35.7)
Income tax (expense) benefit	43.7	(10.6)	47.6	(17.6)
Other income, net for the six months ended June 30, 2022 improved by $3.1 million compared to the same period in 2021 primarily due to interest earned on federal income tax receivable balances.
Interest expense decreased $1.7 million and $3.0 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases in the 2022 periods were substantially due to the absence of amortization of discount and debt issuance costs on convertible notes that were repaid in 2021.

The effective income tax rate was 41.3% and 37.1% for the three and six months ended June 30, 2022, respectively, compared to 20.4% and 20.9% for the same periods in 2021. The effective income tax rates for the 2022 periods were higher than the same periods in 2021 primarily due to pre-tax losses incurred in both 2022 periods and projected for the year. In periods reporting pre-tax losses, a tax benefit increases the effective income tax rate because it increases the tax benefit generated from the pre-tax loss. The tax benefits in the 2022 periods that caused a higher tax rate were primarily the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income tax benefits (net of federal tax benefits). The effective income tax rates for both 2022 periods reflect the impact of a relatively low projected pre-tax loss for the year, which magnifies the impact of tax benefits on the effective income tax rate. The 2021 periods reported pre-tax income and pre-tax income was projected for the 2021 year, thereby resulting in tax benefits reducing the effective income tax rate. For a further discussion of income taxes, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175 million and available cash balances as of June 30, 2022, will be sufficient to fund any working capital needs and debt maturities for the next 12 months and beyond, provided that we are not adversely impacted by unanticipated future events, including further impacts related to the COVID-19 pandemic as discussed above in Executive Overview - COVID-19 Update. Despite our record operating cash flow for the six months ended June 30, 2022 (as discussed below in Cash and Working Capital), liquidity has been, and could continue to be, adversely impacted by our inability to collect cash due to the follow-on impacts of the COVID-19 pandemic, which have constrained certain customers’ funding sources and delayed their ability to make payments on approved contract work. In addition, as discussed above in Executive Overview - COVID-19 Update, the COVID-19 pandemic delayed court and arbitration schedules and also hindered the Company’s ability to resolve certain unapproved work. We believe that future funding from the Bipartisan Infrastructure Law and increasing revenue to government customers as travel and commuting levels rise, as discussed above, could offset or mitigate future negative impacts from the COVID-19 pandemic, though it remains difficult to predict any of these factors. Furthermore, the bottleneck of accumulated court and arbitration proceedings that grew during the early years of the pandemic is receding, with certain disputes having been resolved in the first six months of 2022 and other settlement conferences and trial dates now scheduled or being scheduled. In addition, certain disputes and related collection delays were resolved during the latter part of 2021 and the first half of 2022. We experienced substantially improved operating cash flows in the first half of 2022, and also anticipate improved operating cash generation for the remainder of 2022 compared to 2021, based on projected cash collections, both from project execution activities and the resolution of additional outstanding claims and unapproved change orders.
Cash and Working Capital
Cash and cash equivalents were $309.3 million as of June 30, 2022 compared to $202.2 million as of December 31, 2021. Cash immediately available for general corporate purposes was $85.1 million and $60.2 million as of June 30, 2022 and December 31, 2021, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $89.0 million as of June 30, 2022 compared to $93.6 million as of December 31, 2021. Restricted cash and restricted investments at June 30, 2022 were primarily held to secure insurance-related contingent obligations.
During the six months ended June 30, 2022, net cash provided by operating activities was $178.7 million, which was the largest operating cash flow for the first six months of any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008. The operating cash flow for the first six months of 2022 is already larger than any full-year result since that same time. In addition, the operating cash flow of $58.0 million for the second quarter of 2022 was the third-largest operating cash result of any second quarter since the 2008 merger, and was an increase of $142.6 million compared to the operating cash usage of $84.6 million in the second quarter of 2021. The increase for the six months of 2022 was primarily due to a decrease in investments in project working capital partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to improved collection activity, as reflected by an increase in billings in excess of costs and estimated earnings (“BIE”) and a decrease in accounts receivable. During the six months ended June 30, 2021, net cash used in operating activities was $131.3 million, due primarily to investments in project working capital, partially offset by cash generated from earnings sources. The increase in working capital for the first six months of 2021 primarily reflected an increase in costs and estimated earnings in excess of billings (“CIE”), a decrease in accounts payable due to timing of payments to suppliers and subcontractors and a decrease in BIE. The increase in CIE in the 2021 period was primarily due to the follow-on impacts of the COVID-19 pandemic, which caused delays in the negotiation and resolution of certain claims and unapproved change orders (due to the postponement or deferrals of certain legal and arbitration proceedings and settlement discussions), and constrained customers’ revenue and funding sources, thereby limiting their budgetary discretion to pay the Company for changes approved in scope but for which pricing is pending.
Cash flow from operating activities increased $310.0 million when comparing the first six months of 2022 with the same period in 2021. As discussed above, the significant increase was primarily driven by improved collection activity, including collections associated with the continued resolution of certain claims and unapproved change orders that previously required the use of cash. The increase in cash flow from operating activities was also due to an increase in accounts payable compared to a decrease in the prior year due to timing of payments to vendors and subcontractors. Despite the increase in accounts payable in the first six months of 2022, the balance as of June 30, 2022 was $137.5 million lower compared to the balance as of June 30, 2021.
Net cash used in investing activities during the first six months of 2022 was $27.9 million due to the acquisition of property and equipment for projects totaling $28.8 million, as well as net cash used in investment transactions of $5.5 million, partially offset by proceeds from the sale of property and equipment of $6.4 million. Net cash used in investing activities during the first six months of 2021 was $22.8 million primarily due to the acquisition of property and equipment for projects totaling $18.9 million, as well as net cash used in investment transactions of $7.6 million.
Net cash used in financing activities was $48.4 million for the first six months of 2022, which was primarily driven by a $26.9 million net repayment of debt and $20.5 million of net distributions to noncontrolling interests. Net cash used in financing activities was $63.7 million for the first six months of 2021, which was primarily driven by a $58.8 million net repayment of borrowings, including the repayment of the remaining principal balance of the Convertible Notes (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements), and $3.2 million of net distributions to noncontrolling interests.
At June 30, 2022, we had working capital of $1.9 billion, a ratio of current assets to current liabilities of 1.97 and a ratio of debt to equity of 0.62, compared to working capital of $2.1 billion, a ratio of current assets to current liabilities of 2.17 and a ratio of debt to equity of 0.59 at December 31, 2021.

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
The table below presents our actual and required consolidated first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
June 30, 2022
	Actual	Required
First lien net leverage ratio	1.78 to 1.00	≤ 2.25 : 1.00
As of June 30, 2022, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
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
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three and six months ended June 30, 2022 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
For the quarter ended June 30, 2022, we do not have any mine safety violations or other regulatory matters to disclose pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.
Item 6. Exhibits

Exhibits	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: August 5, 2022	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer