Form 10-Q
period 2022-09-30
TUTOR PERINI CORP
filed 2022-11-02
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at October 27, 2022 was 51,485,216.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share amounts)	2022	2021	2022	2021
REVENUE	$1,070,926	$1,178,222	$2,884,107	$3,605,060
COST OF OPERATIONS	(1,020,586)	(1,064,245)	(2,817,645)	(3,253,139)
GROSS PROFIT	50,340	113,977	66,462	351,921
General and administrative expenses	(57,232)	(61,884)	(173,815)	(181,371)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(6,892)	52,093	(107,353)	170,550
Other income (expense)	397	(464)	5,114	1,142
Interest expense	(17,015)	(16,694)	(49,711)	(52,442)
INCOME (LOSS) BEFORE INCOME TAXES	(23,510)	34,935	(151,950)	119,250
Income tax (expense) benefit	(560)	(8,694)	47,047	(26,293)
NET INCOME (LOSS)	(24,070)	26,241	(104,903)	92,957
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,385	10,847	12,189	30,364
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(32,455)	$15,394	$(117,092)	$62,593
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.63)	$0.30	$(2.28)	$1.23
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.63)	$0.30	$(2.28)	$1.22
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	51,404	51,072	51,263	50,995
DILUTED	51,404	51,366	51,263	51,364
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
NET INCOME (LOSS)	$(24,070)	$26,241	$(104,903)	$92,957

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Defined benefit pension plan adjustments	458	492	1,373	1,475
Foreign currency translation adjustments	(2,527)	(1,125)	(3,660)	(353)
Unrealized loss in fair value of investments	(2,510)	(448)	(8,772)	(1,412)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(4,579)	(1,081)	(11,059)	(290)

COMPREHENSIVE INCOME (LOSS)	(28,649)	25,160	(115,962)	92,667
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,860	10,400	9,512	30,493
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(35,509)	$14,760	$(125,474)	$62,174
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of September 30, 2022	As of December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($158,943 and $102,679 related to variable interest entities (“VIEs”))	$323,200	$202,197
Restricted cash	21,817	9,199
Restricted investments	79,562	84,355
Accounts receivable ($65,059 and $116,415 related to VIEs)	1,252,943	1,454,319
Retention receivable ($184,797 and $162,259 related to VIEs)	583,789	568,881
Costs and estimated earnings in excess of billings ($97,510 and $143,105 related to VIEs)	1,448,341	1,356,768
Other current assets ($37,816 and $43,718 related to VIEs)	196,401	186,773
Total current assets	3,906,053	3,862,492
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $500,692 and $483,417 (net P&E of $16,016 and $2,203 related to VIEs)	429,911	429,645
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	71,102	85,068
OTHER ASSETS	148,765	142,550
TOTAL ASSETS	$4,760,974	$4,724,898

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$26,875	$24,406
Accounts payable ($62,943 and $96,097 related to VIEs)	589,689	512,056
Retention payable ($43,174 and $37,007 related to VIEs)	241,518	268,945
Billings in excess of costs and estimated earnings ($468,130 and $355,270 related to VIEs)	966,065	761,689
Accrued expenses and other current liabilities ($10,675 and $8,566 related to VIEs)	216,922	210,017
Total current liabilities	2,041,069	1,777,113
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $14,784 and $17,109	934,259	969,248
DEFERRED INCOME TAXES	13,760	70,989
OTHER LONG-TERM LIABILITIES	252,523	233,828
TOTAL LIABILITIES	3,241,611	3,051,178
COMMITMENTS AND CONTINGENCIES (NOTE 10)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 51,485,216 and 51,095,706 shares	51,485	51,096
Additional paid-in capital	1,139,905	1,133,150
Retained earnings	397,218	514,310
Accumulated other comprehensive loss	(52,017)	(43,635)
Total stockholders' equity	1,536,591	1,654,921
Noncontrolling interests	(17,228)	18,799
TOTAL EQUITY	1,519,363	1,673,720
TOTAL LIABILITIES AND EQUITY	$4,760,974	$4,724,898
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(104,903)	$92,957
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	40,088	65,550
Amortization of intangible assets	13,966	26,646
Share-based compensation expense	7,681	8,103
Change in debt discounts and deferred debt issuance costs	2,751	4,802
Deferred income taxes	(53,365)	124
(Gain) loss on sale of property and equipment	(183)	2,004
Changes in other components of working capital	338,527	(363,074)
Other long-term liabilities	10,862	11,225
Other, net	(4,146)	(955)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	251,278	(152,618)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(42,809)	(27,162)
Proceeds from sale of property and equipment	6,738	5,236
Investments in securities	(11,145)	(25,541)
Proceeds from maturities and sales of investments in securities	8,333	16,443
NET CASH USED IN INVESTING ACTIVITIES	(38,883)	(31,024)

Cash Flows from Financing Activities:
Proceeds from debt	498,606	448,270
Repayment of debt	(533,452)	(510,146)
Cash payments related to share-based compensation	(1,389)	(1,627)
Distributions paid to noncontrolling interests	(46,500)	(17,250)
Contributions from noncontrolling interests	3,961	7,000
NET CASH USED IN FINANCING ACTIVITIES	(78,774)	(73,753)

Net increase (decrease) in cash, cash equivalents and restricted cash	133,621	(257,395)
Cash, cash equivalents and restricted cash at beginning of period	211,396	451,852
Cash, cash equivalents and restricted cash at end of period	$345,017	$194,457
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 may not be indicative of the results that will be achieved for the full year ending December 31, 2022.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of September 30, 2022 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
(2)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$311,702	$386,913	$794,414	$1,062,322
Bridges	86,042	67,117	212,362	179,059
Military defense facilities	66,063	46,615	176,212	140,736
Water	27,098	22,470	70,134	74,080
Other	10,000	23,103	42,200	120,948
Total Civil segment revenue	$500,905	$546,218	$1,295,322	$1,577,145

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Building segment revenue by end market:
Municipal and government	$88,624	$76,471	$248,405	$222,855
Commercial and industrial facilities	60,711	75,402	149,106	307,414
Health care facilities	48,602	20,287	134,439	44,294
Hospitality and gaming	17,455	89,317	118,450	276,029
Mass transit (includes transportation projects)	40,783	38,868	111,431	99,747
Education facilities	41,538	39,528	102,574	123,988
Other	20,337	21,068	51,234	76,507
Total Building segment revenue	$318,050	$360,941	$915,639	$1,150,834

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$95,281	$135,971	$289,703	$465,179
Commercial and industrial facilities	50,213	33,897	116,514	109,283
Multi-unit residential	31,461	28,054	84,642	101,498
Water	20,274	29,161	55,693	67,829
Education facilities	20,186	13,876	40,627	45,657
Federal government	14,552	4,454	35,407	8,956
Other	20,004	25,650	50,560	78,679
Total Specialty Contractors segment revenue	$251,971	$271,063	$673,146	$877,081

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$375,566	$136,082	$113,907	$625,555	$478,720	$99,540	$110,012	$688,272
Federal agencies	97,741	42,367	4,983	145,091	48,680	50,437	14,716	113,833
Private owners	27,598	139,601	133,081	300,280	18,818	210,964	146,335	376,117
Total revenue	$500,905	$318,050	$251,971	$1,070,926	$546,218	$360,941	$271,063	$1,178,222

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,008,819	$349,245	$297,955	$1,656,019	$1,350,555	$268,396	$377,016	$1,995,967
Federal agencies	211,426	130,867	19,503	361,796	149,648	150,085	41,657	341,390
Private owners	75,077	435,527	355,688	866,292	76,942	732,353	458,408	1,267,703
Total revenue	$1,295,322	$915,639	$673,146	$2,884,107	$1,577,145	$1,150,834	$877,081	$3,605,060

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$416,216	$103,804	$206,886	$726,906	$473,212	$89,895	$235,534	$798,641
Guaranteed maximum price	(13)	144,831	5,627	150,445	502	219,395	5,420	225,317
Unit price	90,372	—	25,951	116,323	71,429	130	23,558	95,117
Cost plus fee and other	(5,670)	69,415	13,507	77,252	1,075	51,521	6,551	59,147
Total revenue	$500,905	$318,050	$251,971	$1,070,926	$546,218	$360,941	$271,063	$1,178,222

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,090,623	$270,618	$563,985	$1,925,226	$1,353,436	$269,693	$775,292	$2,398,421
Guaranteed maximum price	581	462,294	14,321	477,196	2,270	737,251	9,113	748,634
Unit price	213,092	33	62,837	275,962	212,678	(1,323)	80,558	291,913
Cost plus fee and other	(8,974)	182,694	32,003	205,723	8,761	145,213	12,118	166,092
Total revenue	$1,295,322	$915,639	$673,146	$2,884,107	$1,577,145	$1,150,834	$877,081	$3,605,060

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three and nine months ended September 30, 2022 related to performance obligations satisfied (or partially satisfied) in prior periods by $54.2 million and $164.1 million, respectively. Likewise, revenue was negatively impacted during the three and nine months ended September 30, 2021 related to performance obligations satisfied (or partially satisfied) in prior periods by $2.1 million and $37.1 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2022, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.7 billion, $2.3 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. As of September 30, 2021, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.4 billion, $1.8 billion and $1.4 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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
Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Retention receivable	$583,789	$568,881
Costs and estimated earnings in excess of billings:
Claims	741,678	833,352
Unapproved change orders	584,388	418,054
Other unbilled costs and profits	122,275	105,362
Total costs and estimated earnings in excess of billings	1,448,341	1,356,768
Capitalized contract costs	60,740	69,027
Total contract assets	$2,092,870	$1,994,676
Retention receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retention

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

agreements vary from project to project, and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of September 30, 2022, the amount of retention receivable estimated by management to be collected beyond one year is approximately 47% of the balance.
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
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and nine months ended September 30, 2022, $13.7 million and $45.3 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and nine months ended September 30, 2021, $11.3 million and $36.6 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Retention payable	$241,518	$268,945
Billings in excess of costs and estimated earnings	966,065	761,689
Total contract liabilities	$1,207,583	$1,030,634
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected. As of September 30, 2022, the amount of retention payable estimated by management to be remitted beyond one year is approximately 43% of the balance.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and nine months ended September 30, 2022 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $447.4 million and $487.1 million, respectively. Revenue recognized during the three and nine months ended September 30, 2021 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $288.0 million and $608.4 million, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(4)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents available for general corporate purposes	$110,736	$60,192
Joint venture cash and cash equivalents	212,464	142,005
Cash and cash equivalents	323,200	202,197
Restricted cash	21,817	9,199
Total cash, cash equivalents and restricted cash	$345,017	$211,396
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share data)	2022	2021	2022	2021
Net income (loss) attributable to Tutor Perini Corporation	$(32,455)	$15,394	$(117,092)	$62,593

Weighted-average common shares outstanding, basic	51,404	51,072	51,263	50,995
Effect of dilutive restricted stock units and stock options	—	294	—	369
Weighted-average common shares outstanding, diluted	51,404	51,366	51,263	51,364

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$(0.63)	$0.30	$(2.28)	$1.23
Diluted	$(0.63)	$0.30	$(2.28)	$1.22

Anti-dilutive securities not included above	3,011	2,131	3,280	1,861
For the three and nine months ended September 30, 2022, all outstanding restricted stock units and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the period.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(6)Income Taxes
The Company recognized income tax expense of $0.6 million and an income tax benefit of $47.0 million, resulting in an effective income tax rate of (2.4)% and 31.0% for the three and nine months ended September 30, 2022, respectively. The Company recognized income tax expense based on a pre-tax loss for the three months ended September 30, 2022, primarily as a result of a change during the quarter to forecasted pre-tax earnings for 2022, the cumulative impact of which offset the tax benefits generated during the quarter. The effective income tax rates for both periods reflect pre-tax losses incurred in the periods and projected for the full year. In periods reporting pre-tax losses, tax benefits generated during the period increase the effective income tax rate. The tax benefits that increased the income tax rates in both periods were primarily state income taxes (net of federal tax benefit) and the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company).
The Company’s effective income tax rates for the three and nine months ended September 30, 2021 were 24.9% and 22.0%, respectively. The effective income tax rates for both periods were higher than the 21% federal statutory rate primarily due to state income taxes and adjustments recorded when the final 2020 tax return information became available, partially offset by earnings attributable to noncontrolling interests, for which income taxes are not the responsibility of the Company.
(7)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through September 30, 2022:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2021	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2021	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2021	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of September 30, 2022	$205,143	$—	$—	$205,143
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Intangible Assets
Intangible assets consist of the following:

	As of September 30, 2022				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(25,326)	(23,232)	20,692	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(197,771)	$(113,067)	$71,102

	As of December 31, 2021				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(23,650)	(23,232)	22,368	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,053)	(16,645)	102	12 years
Construction contract backlog	149,290	(137,102)	—	12,188	3 years
Total	$381,940	$(183,805)	$(113,067)	$85,068
Amortization expense for the three and nine months ended September 30, 2022 was $3.8 million and $14.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $9.3 million and $26.6 million, respectively. As of September 30, 2022, future amortization expense is estimated to be $0.6 million for the remainder of 2022, $2.2 million per year for the years 2023 through 2027 and $9.1 million thereafter.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(8)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021
2017 Senior Notes	$497,020	$496,244
Term Loan B	404,696	406,335
2020 Revolver	—	27,000
Equipment financing and mortgages	50,412	56,246
Other indebtedness	9,006	7,829
Total debt	961,134	993,654
Less: Current maturities	26,875	24,406
Long-term debt, net	$934,259	$969,248
The following table reconciles the outstanding debt balances to the reported debt balances as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022			As of December 31, 2021
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(2,980)	$497,020	$500,000	$(3,756)	$496,244
Term Loan B	416,500	(11,804)	404,696	419,688	(13,353)	406,335
The unamortized issuance costs related to the 2020 Revolver were $1.7 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.

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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (a) London Interbank Offered Rate (“LIBOR”) or (b) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate for a one-month interest period plus 100 basis points) plus, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for LIBOR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the 2020 Revolver is between 4.25% and 4.75% for LIBOR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the 2020 Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The agreement includes provisions for the replacement of LIBOR with an alternative benchmark rate upon LIBOR being discontinued. The weighted-average annual interest rate on borrowings under the 2020 Revolver was 7.21% during the nine months ended September 30, 2022.
The 2020 Credit Agreement initially required, with respect to the 2020 Revolver only, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 2.75:1:00, stepping down to 2.25:1.00 beginning the quarter ending March 31, 2022. On October 31, 2022, the 2020 Credit Agreement was amended to set the maximum First Lien Net Leverage Ratio covenant level to 2.75:1.00, effective the quarter ending September 30, 2022, and stepping back down to 2.25:1.00 beginning the quarter ending June 30, 2023. As of the effective date, the amendment also changes the reference interest rate on the 2020 Revolver from LIBOR to Secured Overnight Financing Rate (“SOFR”). The 2020 Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default. Subject to certain exceptions, substantially all of the Company’s existing and future material wholly-owned subsidiaries unconditionally guarantee the obligations of the Company under the 2020 Credit Agreement; additionally, subject to certain exceptions, the obligations are secured by a lien on substantially all of the assets of the Company and its subsidiaries guaranteeing these obligations.
As of September 30, 2022, the entire $175 million was available under the 2020 Revolver. The Company had not utilized the 2020 Revolver for letters of credit. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended September 30, 2022.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cash interest expense:
Interest on 2017 Senior Notes	$8,593	$8,594	$25,781	$25,781
Interest on Term Loan B	6,822	6,198	18,940	18,407
Interest on 2020 Revolver	106	436	739	1,109
Interest on Convertible Notes	—	—	—	921
Other interest	559	532	1,499	1,422
Total cash interest expense	16,080	15,760	46,959	47,640

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Convertible Notes	—	—	—	2,040
Amortization of discount and debt issuance costs on Term Loan B	528	547	1,549	1,613
Amortization of debt issuance costs on 2020 Revolver	144	142	427	426
Amortization of debt issuance costs on 2017 Senior Notes	263	245	776	723
Total non-cash interest expense	935	934	2,752	4,802

Total interest expense	$17,015	$16,694	$49,711	$52,442
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and Term Loan B were 7.13% and 6.43%, respectively, for the nine months ended September 30, 2022.
(9)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2022, the Company’s operating leases have remaining lease terms ranging from less than one year to 16 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$3,685	$3,660	$11,754	$11,085
Short-term lease expense(a)	15,393	17,951	42,828	57,377
	19,078	21,611	54,582	68,462
Less: Sublease income	193	176	573	522
Total lease expense	$18,885	$21,435	$54,009	$67,940
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of September 30, 2022	As of December 31, 2021
Assets
Right-of-use assets	Other assets	$61,693	$53,462
Total lease assets		$61,693	$53,462
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$7,147	$7,481
Long-term lease liabilities	Other long-term liabilities	59,352	50,057
Total lease liabilities		$66,499	$57,538
Weighted-average remaining lease term		11.6 years	12.0 years
Weighted-average discount rate		9.42%	9.44%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(11,007)	$(10,344)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$16,305	$6,686
The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2022:

Year (in thousands)	Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$3,252
2023	12,344
2024	9,925
2025	9,023
2026	7,688
Thereafter	73,375
Total lease payments	115,607
Less: Imputed interest	49,108
Total	$66,499
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
In April and September 2018, rulings received on pre-trial motions limited some of the potential recoveries under the Policy for STP, WSDOT and Hitachi. On August 2, 2021, the Court of Appeals reversed in part certain of those limitations but affirmed other parts of those rulings. On September 15, 2022, the Washington Supreme Court affirmed the decision of the Court of Appeals, which limits recovery of certain damages under the Policy. Based on the rulings of the Court of Appeals, the case will continue for adjudication on the remaining facts and legal issues, including the number of covered occurrences which could increase the amount of available coverage under the Policy and the amount of investigative costs that are subject to the Policy limits. STP also has claims for costs, fees, pre-judgment interest and extra-contractual and statutory claims, which are not subject to the Policy limits.
In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court alleging breach of contract, seeking $57.2 million in delay-related damages and seeking declaratory relief concerning contract interpretation. STP filed its answer to WSDOT’s complaint and filed a counterclaim against WSDOT and Hitachi, as the TBM designer, seeking damages of $667 million. On October 3, 2019, STP and Hitachi entered into a settlement agreement which released and dismissed the claims that STP and Hitachi had against each other. The jury trial between STP and WSDOT commenced on October 7, 2019 and concluded on December 13, 2019, with a jury verdict in favor of WSDOT awarding them $57.2 million in damages. Judgment was entered on January 10, 2020, and STP appealed the decision. On June 14, 2022, the Court of Appeals of the State of Washington affirmed the judgment. STP filed a petition for discretionary review by the Washington Supreme Court on July 12, 2022, which was denied by the Supreme Court on October 10, 2022. On October 18, 2022, STP paid the damages and associated interest from the judgment, which included the Company’s proportionate share of $34.6 million. As a result, the lawsuit between STP and WSDOT has concluded.
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
On June 5, 2020, the Developer, secured lenders and the Port Authority announced that they had reached a settlement of their disputes. As part of the settlement, the Port Authority waived the enforcement of its right to seek a “cure” pursuant to its lease agreement with the Developer which requires construction costs be paid prior to any sale of the leasehold, the sole asset in the Developer’s bankruptcy estate to be distributed in this bankruptcy. On July 14, 2020, the bankruptcy court conducted a hearing to determine (1) whether to approve the settlement agreement between the Developer, secured lenders and the Port Authority; and (2) whether TPBC can assert third-party beneficiary rights to the lease agreement and require that prior to the sale of the leasehold, any outstanding costs owed to contractors for the cost of building the project must be paid pursuant to the lease agreement’s “cure” provisions. On August 12, 2020, the bankruptcy court approved the settlement and denied TPBC’s third-party beneficiary rights under the lease agreement. On August 20, 2020, TPBC filed an appeal with the U.S. District Court for the Southern District of New York seeking to challenge the denial of its third-party beneficiary rights under the lease agreement’s “cure” provisions to avoid being subordinate to the claims of the secured lenders in the bankruptcy proceedings, which was denied by the U.S. District Court on August 4, 2021 and is now before the Second Circuit Court of Appeals and oral arguments before the Second Circuit were held on October 27, 2022. On August 25, 2021, the bankruptcy court approved the sale of the leasehold, which was completed on August 31, 2021, and is subject to a separate legal appeal pending before the U.S. District Court. On October 1, 2021, the bankruptcy court converted the case from a Chapter 11 to a Chapter 7 bankruptcy proceeding.
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
In addition, on August 11, 2021, TPBC filed a second lawsuit in state court against the Port Authority alleging unjust enrichment and tortious interference with TPBC’s right to recover under the lease agreement’s “cure” provision in the bankruptcy proceeding. The case was removed to the federal bankruptcy court on September 21, 2021. The Port Authority filed a motion to dismiss on March 4, 2022, which the federal bankruptcy court granted on September 30, 2022.

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
As of September 30, 2022, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners, certain lenders and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.
(11)Share-Based Compensation
As of September 30, 2022, there were 1,309,786 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the nine months ended September 30, 2022 and 2021, the Company granted the following share-based instruments: (1) restricted stock units (“RSUs”) totaling 375,769 and 555,986, respectively, with weighted-average grant date fair values per unit of $10.53 and $16.52, respectively; (2) cash-settled performance stock units (“CPSUs”) totaling 315,768 and 275,986, respectively, with weighted-average grant date fair values per unit of $14.89 and $20.21, respectively; and (3) shares of unrestricted stock totaling 165,030 and 96,668, respectively, with weighted-average grant date fair values per share of $10.63 and $15.62, respectively. During the nine months ended September 30, 2022, 500,000 stock options with a weighted-average exercise price per share of $11.15 expired.
As of September 30, 2022 and December 31, 2021, liabilities totaling approximately $2.6 million and $4.8 million, respectively, were included on the Condensed Consolidated Balance Sheets for CPSUs and certain RSUs granted with guaranteed minimum payouts. The Company paid approximately $3.6 million and $0.3 million to settle certain awards during the nine-month periods ended September 30, 2022 and 2021, respectively.
For the three and nine months ended September 30, 2022, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $2.9 million and $7.7 million, respectively, and $3.1 million and $8.1 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the balance of unamortized share-based compensation expense was $14.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.
(12)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.
The following table sets forth a summary of the net periodic benefit cost for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$647	$582	$1,940	$1,746
Service cost	240	236	720	709
Expected return on plan assets	(973)	(1,015)	(2,919)	(3,045)
Recognized net actuarial losses	639	683	1,916	2,049
Net periodic benefit cost	$553	$486	$1,657	$1,459
Due to the election of certain options provided under the American Rescue Plan Act of 2021, enacted on March 11, 2021, the Company is not required to, and does not intend to, contribute amounts to the defined benefit pension plan in 2022. The Company contributed $1.0 million to its defined benefit pension plan during the nine months ended September 30, 2021.

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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022				As of December 31, 2021
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$323,200	$—	$—	$323,200	$202,197	$—	$—	$202,197
Restricted cash(a)	21,817	—	—	21,817	9,199	—	—	9,199
Restricted investments(b)	—	79,562	—	79,562	—	84,355	—	84,355
Investments in lieu of retention(c)	23,434	58,441	—	81,875	27,472	58,856	—	86,328
Total	$368,451	$138,003	$—	$506,454	$238,868	$143,211	$—	$382,079
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of September 30, 2022 and December 31, 2021, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of September 30, 2022 and December 31, 2021, and are comprised of money market funds of $23.4 million and $27.5 million, respectively, and AFS debt securities of $58.4 million and $58.9 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Investments in AFS debt securities consisted of the following as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022				As of December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$47,529	$22	$(3,866)	$43,685	$46,649	$438	$(438)	$46,649
U.S. government agency securities	29,063	—	(1,756)	27,307	28,316	459	(133)	28,642
Municipal bonds	9,334	—	(1,274)	8,060	8,475	100	(78)	8,497
Corporate certificates of deposit	564	—	(54)	510	571	2	(6)	567
Total restricted investments	86,490	22	(6,950)	79,562	84,011	999	(655)	84,355

Investments in lieu of retention:
Corporate debt securities	61,656	—	(4,143)	57,513	58,261	72	(741)	57,592
Municipal bonds	816	112	—	928	812	452	—	1,264
Total investments in lieu of retention	62,472	112	(4,143)	58,441	59,073	524	(741)	58,856

Total AFS debt securities	$148,962	$134	$(11,093)	$138,003	$143,084	$1,523	$(1,396)	$143,211

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$26,673	$(1,817)	$16,742	$(2,049)	$43,415	$(3,866)
U.S. government agency securities	22,552	(1,108)	4,755	(648)	27,307	(1,756)
Municipal bonds	6,037	(816)	2,023	(458)	8,060	(1,274)
Corporate certificates of deposit	118	(12)	392	(42)	510	(54)
Total restricted investments	55,380	(3,753)	23,912	(3,197)	79,292	(6,950)

Investments in lieu of retention:
Corporate debt securities	57,513	(4,143)	—	—	57,513	(4,143)
Total investments in lieu of retention	57,513	(4,143)	—	—	57,513	(4,143)

Total AFS debt securities	$112,893	$(7,896)	$23,912	$(3,197)	$136,805	$(11,093)

	As of December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$28,639	$(434)	$207	$(4)	$28,846	$(438)
U.S. government agency securities	5,382	(97)	824	(36)	6,206	(133)
Municipal bonds	2,714	(35)	907	(43)	3,621	(78)
Corporate certificates of deposit	435	(6)	—	—	435	(6)
Total restricted investments	37,170	(572)	1,938	(83)	39,108	(655)

Investments in lieu of retention:
Corporate debt securities	46,486	(736)	714	(5)	47,200	(741)
Total investments in lieu of retention	46,486	(736)	714	(5)	47,200	(741)

Total AFS debt securities	$83,656	$(1,308)	$2,652	$(88)	$86,308	$(1,396)

The unrealized losses in AFS debt securities as of September 30, 2022 and December 31, 2021 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of September 30, 2022 and December 31, 2021.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2021, the Company has not recognized any impairment losses in earnings during the nine months ended September 30, 2022.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The amortized cost and fair value of AFS debt securities by contractual maturity as of September 30, 2022 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$20,553	$20,333
Due after one year through five years	117,590	108,498
Due after five years	10,819	9,172
Total	$148,962	$138,003
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $374.9 million and $504.9 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of the 2017 Senior Notes was determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $384.2 million and $419.7 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of September 30, 2022 and December 31, 2021.
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
As of September 30, 2022, the Company had unconsolidated VIE-related current assets and liabilities of $0.6 million and $0.2 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2021, the Company had unconsolidated VIE-related current assets and liabilities of $0.7 million and $0.4 million, respectively, included in the Company’s Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of September 30, 2022.
As of September 30, 2022, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $544.1 million and $16.4 million, respectively, as well as current liabilities of $584.9 million related to the operations of its consolidated VIEs. As of December 31, 2021, the Company’s Condensed Consolidated Balance Sheet included current and noncurrent assets of $568.2 million and $3.0 million, respectively, as well as current liabilities of $496.9 million related to the operations of its consolidated VIEs.

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
(15)Changes in Equity
A reconciliation of the changes in equity for the three and nine months ended September 30, 2022 and 2021 is provided below:

	Three Months Ended September 30, 2022
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - June 30, 2022	$51,358	$1,137,966	$429,673	$(48,963)	$(2,088)	$1,567,946
Net income (loss)	—	—	(32,455)	—	8,385	(24,070)
Other comprehensive loss	—	—	—	(3,054)	(1,525)	(4,579)
Share-based compensation	—	1,816	—	—	—	1,816
Issuance of common stock, net	127	123	—	—	—	250
Distributions to noncontrolling interests	—	—	—	—	(22,000)	(22,000)
Balance - September 30, 2022	$51,485	$1,139,905	$397,218	$(52,017)	$(17,228)	$1,519,363

	Nine Months Ended September 30, 2022
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2021	$51,096	$1,133,150	$514,310	$(43,635)	$18,799	$1,673,720
Net income (loss)	—	—	(117,092)	—	12,189	(104,903)
Other comprehensive loss	—	—	—	(8,382)	(2,677)	(11,059)
Share-based compensation	—	6,818	—	—	—	6,818
Issuance of common stock, net	389	(63)	—	—	—	326
Contributions from noncontrolling interests	—	—	—	—	961	961
Distributions to noncontrolling interests	—	—	—	—	(46,500)	(46,500)
Balance - September 30, 2022	$51,485	$1,139,905	$397,218	$(52,017)	$(17,228)	$1,519,363

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The components of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive loss:
Defined benefit pension plan adjustments	$639	$(181)	$458	$683	$(191)	$492
Foreign currency translation adjustments	(3,016)	489	(2,527)	(1,389)	264	(1,125)
Unrealized loss in fair value of investments	(3,188)	678	(2,510)	(581)	133	(448)
Total other comprehensive loss	(5,565)	986	(4,579)	(1,287)	206	(1,081)
Less: Other comprehensive loss attributable to noncontrolling interests	(1,525)	—	(1,525)	(447)	—	(447)
Total other comprehensive loss attributable to Tutor Perini Corporation	$(4,040)	$986	$(3,054)	$(840)	$206	$(634)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive loss:
Defined benefit pension plan adjustments	$1,916	$(543)	$1,373	$2,049	$(574)	$1,475
Foreign currency translation adjustments	(4,458)	798	(3,660)	(541)	188	(353)
Unrealized loss in fair value of investments	(11,086)	2,314	(8,772)	(1,828)	416	(1,412)
Total other comprehensive loss	(13,628)	2,569	(11,059)	(320)	30	(290)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2,677)	—	(2,677)	129	—	129
Total other comprehensive loss attributable to Tutor Perini Corporation	$(10,951)	$2,569	$(8,382)	$(449)	$30	$(419)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2022	$(36,951)	$(6,568)	$(5,444)	$(48,963)
Other comprehensive loss before reclassifications	—	(1,238)	(2,337)	(3,575)
Amounts reclassified from AOCI	458	—	63	521
Total other comprehensive income (loss)	458	(1,238)	(2,274)	(3,054)
Balance as of September 30, 2022	$(36,493)	$(7,806)	$(7,718)	$(52,017)
Attributable to Noncontrolling Interests:
Balance as of June 30, 2022	$—	$190	$(800)	$(610)
Other comprehensive loss	—	(1,289)	(236)	(1,525)
Balance as of September 30, 2022	$—	$(1,099)	$(1,036)	$(2,135)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Nine Months Ended September 30, 2022
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2021	$(37,866)	$(5,787)	$18	$(43,635)
Other comprehensive loss before reclassifications	—	(2,019)	(7,832)	(9,851)
Amounts reclassified from AOCI	1,373	—	96	1,469
Total other comprehensive income (loss)	1,373	(2,019)	(7,736)	(8,382)
Balance as of September 30, 2022	$(36,493)	$(7,806)	$(7,718)	$(52,017)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2021	$—	$542	$—	$542
Other comprehensive loss	—	(1,641)	(1,036)	(2,677)
Balance as of September 30, 2022	$—	$(1,099)	$(1,036)	$(2,135)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2021	$(43,104)	$(5,126)	$1,704	$(46,526)
Other comprehensive loss before reclassifications	—	(678)	(391)	(1,069)
Amounts reclassified from AOCI	492	—	(57)	435
Total other comprehensive income (loss)	492	(678)	(448)	(634)
Balance as of September 30, 2021	$(42,612)	$(5,804)	$1,256	$(47,160)
Attributable to Noncontrolling Interests:
Balance as of June 30, 2021	$—	$978	$—	$978
Other comprehensive loss	—	(447)	—	(447)
Balance as of September 30, 2021	$—	$531	$—	$531

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Nine Months Ended September 30, 2021
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2020	$(44,087)	$(5,322)	$2,668	$(46,741)
Other comprehensive loss before reclassifications	—	(482)	(1,218)	(1,700)
Amounts reclassified from AOCI	1,475	—	(194)	1,281
Total other comprehensive income (loss)	1,475	(482)	(1,412)	(419)
Balance as of September 30, 2021	$(42,612)	$(5,804)	$1,256	$(47,160)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2020	$—	$402	$—	$402
Other comprehensive income	—	129	—	129
Balance as of September 30, 2021	$—	$531	$—	$531
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Component of AOCI:
Defined benefit pension plan adjustments(a)	$639	$683	$1,916	$2,049
Income tax benefit(b)	(181)	(191)	(543)	(574)
Net of tax	$458	$492	$1,373	$1,475

Unrealized (gain) loss in fair value of investment adjustments(a)	$79	$(73)	$121	$(246)
Income tax expense (benefit)(b)	(16)	16	(25)	52
Net of tax	$63	$(57)	$96	$(194)
___________________________________________________________________________________________________
(a)Amount included in other income (expense) on the Condensed Consolidated Statements of Operations.
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
The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2022 and 2021:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended September 30, 2022
Total revenue	$564,205	$341,614	$251,974	$1,157,793		$—		$1,157,793
Elimination of intersegment revenue	(63,300)	(23,564)	(3)	(86,867)		—		(86,867)
Revenue from external customers	$500,905	$318,050	$251,971	$1,070,926		$—		$1,070,926
Income (loss) from construction operations	$22,786	$56	$(11,836)	$11,006	(a)	$(17,898)	(b)	$(6,892)
Capital expenditures	$11,872	$921	$748	$13,541		$423		$13,964
Depreciation and amortization(c)	$12,166	$470	$529	$13,165		$2,368		$15,533

Three Months Ended September 30, 2021
Total revenue	$624,549	$395,013	$271,316	$1,290,878		$—		$1,290,878
Elimination of intersegment revenue	(78,331)	(34,072)	(253)	(112,656)		—		(112,656)
Revenue from external customers	$546,218	$360,941	$271,063	$1,178,222		$—		$1,178,222
Income (loss) from construction operations	$62,555	$10,786	$(5,470)	$67,871		$(15,778)	(b)	$52,093
Capital expenditures	$7,847	$87	$134	$8,068		$234		$8,302
Depreciation and amortization(c)	$26,234	$416	$777	$27,427		$2,634		$30,061
____________________________________________________________________________________________________
(a)During the three months ended September 30, 2022, the Company’s income (loss) from construction operations was adversely impacted by a $14.3 million ($10.2 million, or $0.20 per diluted share, after tax) unfavorable adjustment on a completed Civil segment highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Nine Months Ended September 30, 2022
Total revenue	$1,478,162	$960,148	$673,302	$3,111,612		$—		$3,111,612
Elimination of intersegment revenue	(182,840)	(44,509)	(156)	(227,505)		—		(227,505)
Revenue from external customers	$1,295,322	$915,639	$673,146	$2,884,107		$—		$2,884,107
Income (loss) from construction operations	$12,052	$9,453	$(82,461)	$(60,956)	(a)	$(46,397)	(b)	$(107,353)
Capital expenditures	$38,703	$973	$2,202	$41,878		$931		$42,809
Depreciation and amortization(c)	$44,191	$1,261	$1,539	$46,991		$7,063		$54,054

Nine Months Ended September 30, 2021
Total revenue	$1,850,748	$1,267,984	$877,634	$3,996,366		$—		$3,996,366
Elimination of intersegment revenue	(273,603)	(117,150)	(553)	(391,306)		—		(391,306)
Revenue from external customers	$1,577,145	$1,150,834	$877,081	$3,605,060		$—		$3,605,060
Income (loss) from construction operations	$187,733	$19,514	$5,814	$213,061	(d)	$(42,511)	(b)	$170,550
Capital expenditures	$26,027	$211	$298	$26,536		$626		$27,162
Depreciation and amortization(c)	$80,125	$1,272	$2,628	$84,025		$8,171		$92,196
____________________________________________________________________________________________________
(a)During the nine months ended September 30, 2022, the Company’s income (loss) from construction operations was adversely impacted by $36.0 million ($26.0 million, or $0.51 per diluted share, after tax) due to unfavorable adjustments related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical component of a transportation project in the Northeast in the Specialty Contractors segment, and $34.6 million ($27.3 million, or $0.53 per diluted share, after tax) for a Civil segment mass-transit project in California, which resulted from the successful negotiation of significant lower margin (and lower risk) change orders that increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. The Company’s income (loss) from construction operations was also impacted by a non-cash charge of $25.5 million ($18.3 million, or $0.36 per diluted share, after tax) due to an adverse legal ruling on a dispute related to a completed Civil segment bridge project in New York, an $18.0 million ($13.9 million, or $0.27 per diluted share, after tax) unfavorable adjustment split evenly between the Civil and Building segments due to changes in estimates on the same transportation project in the Northeast mentioned above, a non-cash charge of $17.8 million ($12.8 million, or $0.25 per diluted share, after tax) that increased cost of operations associated with the partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York in the Specialty Contractors segment, a $16.2 million ($11.6 million, or $0.23 per diluted share, after tax) unfavorable non-cash impact related to the settlement of a long-disputed, completed Civil segment project in Maryland, a $14.3 million ($10.2 million, or $0.20 per diluted share, after tax) unfavorable adjustment on a completed Civil segment highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling, and $13.1 million ($9.4 million, or $0.18 per diluted share, after tax) of unfavorable adjustments on a Civil segment mass-transit project in California.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the nine months ended September 30, 2021, the Company recorded a reduction of $20.1 million in cost of operations ($14.6 million, or $0.28 per diluted share, after tax) due to a favorable trial court ruling awarding the Company the recovery of certain costs previously incurred on a completed electrical project in New York in the Specialty Contractors segment. The Company also recognized $18.1 million of additional revenue ($13.0 million, or $0.25 per diluted share, after tax) as a result of favorable adjustments on a Civil segment mass-transit project in California reflecting improved profitability due to the mitigation of certain risks as the project progresses toward completion. The Company’s income from construction operations was also negatively impacted by $14.5 million ($10.5 million, or $0.21 per diluted share, after-tax) due to changes in estimates on an electrical project in New York in the Specialty Contractors segment that included unfavorable adjustments and the negative impact to the period associated with increases to project forecasts due to growth in unapproved change orders (expected to be negotiated in future periods).

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income (loss) from construction operations	$(6,892)	$52,093	$(107,353)	$170,550
Other income (expense)	397	(464)	5,114	1,142
Interest expense	(17,015)	(16,694)	(49,711)	(52,442)
Income (loss) before income taxes	$(23,510)	$34,935	$(151,950)	$119,250
Total assets by segment were as follows:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Civil	$3,467,173	$3,310,648
Building	976,400	980,989
Specialty Contractors	607,424	631,710
Corporate and other(a)	(290,023)	(198,449)
Total assets	$4,760,974	$4,724,898
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discusses our financial position as of September 30, 2022 and the results of our operations for the three and nine months ended September 30, 2022 and should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2021, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2021 and in Part II, Item 1A below.
Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data, as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:
•Revisions of estimates of contract risks, revenue or costs; economic factors such as inflation or a recession; the timing of new awards; or the pace of project execution, which has resulted and may continue to result in losses or lower than anticipated profit;
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
•Securities litigation and/or shareholder activism;
•Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses and/or reputational harm;
•Downgrades in our credit ratings;
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
Executive Overview
COVID-19 Update
Since its onset in early 2020, the COVID-19 pandemic has caused occasional temporary shortages in available manpower, reductions in field labor productivity, other inefficiencies, delays to project schedules and deferrals of project execution. As a result, we continue to incur incremental costs, much of which we are seeking to recover from our customers as allowed by contractual terms. The relief sought from customers, together with certain incremental project opportunities that resulted from the pandemic, has helped to mitigate the pandemic's negative impact on our financial results. In addition, we have experienced delays in certain legal proceedings, as various courts and arbitrators process a large backlog of cases that were impacted by the pandemic. The COVID-19 pandemic previously hindered the Company’s ability to resolve unapproved work, which has resulted in the need for the Company to temporarily fund certain project costs that historically would have been promptly negotiated, billed to and collected from customers. These delays in resolving and recovering on such claims have adversely affected our liquidity and financial results since the onset of the pandemic. However, a backlog of accumulated court and arbitration proceedings that grew because the court systems were unable to function normally during the pandemic in 2020 and 2021 has begun to recede, with certain disputes having been resolved in the first nine months of 2022 and other settlement conferences and trial dates now scheduled or being scheduled. We expect to make continued progress in the resolution of certain other disputes and unapproved change orders during the remainder of 2022 and in 2023.
Since early 2020, the pandemic also adversely affected the volume and timing of our new awards, which has negatively impacted our backlog and operating results. The negative impact on operating results due to the reduced volume and delays in new awards that we experienced during the first nine months of 2022 is expected to continue due to previously limited bidding and proposal opportunities, as well as the relatively lower volume of new awards in 2020 and much of 2021. In addition, many of our state and local government customers’ revenue sources have been negatively impacted by the pandemic due to a reduction of commuter and business travel. The significant revenue reductions experienced by some of our customers have adversely impacted their ability to pay the Company on a timely basis for amounts due, although these impacts have begun to moderate. The potential for continued or new pandemic-related delays in project bids and awards could result in lower-than-expected revenue and earnings until substantial funding from the recently enacted Infrastructure Investment and Jobs Act (also known as the Bipartisan Infrastructure Law) is distributed to our existing and potential customers.
Due to the continued fluidity of the COVID-19 pandemic, uncertainties as to its scope and duration, and ongoing changes in the way that governments, businesses and individuals respond to the pandemic, the Company is unable at this time to accurately predict the pandemic’s future impact on the Company’s business, results of operations, financial condition or liquidity.
Operating Results
Consolidated revenue for the three and nine months ended September 30, 2022 was $1.1 billion and $2.9 billion, respectively, compared to $1.2 billion and $3.6 billion for the same periods in 2021. The decrease for both periods was primarily due to reduced project execution activities on various projects in all three segments, most of which are completed or nearing completion. The decrease was partially offset by increased activities on certain newer Civil and Building segment projects in California and the Midwest. The decrease for the third quarter of 2022 was also driven by reduced project execution activities on a Building segment project in Arkansas that is substantially complete. The revenue decline for both periods was also the result of the follow-on impact of the COVID-19 pandemic, which delayed bidding activities and awards of certain new projects during 2020 and much of 2021. In addition, the decrease in revenue for the nine-month period of 2022 was due to the impact of unfavorable adjustments related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical component of a transportation project in the Northeast in the Specialty Contractors segment, as well as the temporary unfavorable impact from the successful negotiation of significant lower margin (and lower risk) change orders on a Civil segment mass-transit project in California. These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. For the nine-month period of 2022, the decrease was also attributable to the impact of an adverse legal ruling on a dispute related to a completed Civil segment bridge project in New York, an unfavorable non-cash impact related to the settlement of a long-disputed, completed Civil segment project in Maryland, and unfavorable adjustments on a Civil segment mass-transit project in California.
Loss from construction operations for the three and nine months ended September 30, 2022 was $6.9 million and $107.4 million, respectively, compared to income from construction operations of $52.1 million and $170.6 million for the same periods in 2021. For the third quarter of 2022, the decrease was largely due to reduced project execution activities on a transportation project in the Northeast that is nearing completion, which impacted all three segments, as well as an unfavorable adjustment of $14.3 million on a completed Civil segment highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling. The decrease in the third quarter was also the result of an unfavorable adjustment on a Building segment hospitality project in Florida from an adverse legal ruling, the absence of a prior-year favorable adjustment on a mass-transit project in California and an unfavorable adjustment on a mass-transit project in the Northeast, all of which were individually immaterial but totaled $32.1 million in the aggregate.
For the nine-month period of 2022, the decrease was largely due to the $36.0 million impact from unfavorable adjustments related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the aforementioned transportation project in the Northeast in the Specialty Contractors segment, the temporary unfavorable impact of $34.6 million from the successful negotiation of significant lower margin (and lower risk) change orders on the Civil segment mass-transit project mentioned above, a $25.5 million non-cash charge related to the above-mentioned adverse legal ruling on a completed Civil segment bridge project in New York, a non-cash charge of $17.8 million associated with the partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York in the Specialty Contractors segment, the $16.2 million unfavorable non-cash impact related to the settlement of a long-disputed, completed Civil segment project in Maryland, the $14.3 million unfavorable adjustment on a completed Civil segment highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling, and $13.1 million of unfavorable adjustments related to a Civil segment mass-transit project in California. Other factors related to the prior-year period that contributed to the decrease included the absence of a $20.1 million prior-year favorable adjustment related to the same completed electrical project in New York mentioned above that resulted from damages awarded by the trial court’s ruling and the absence of an $18.1 million prior-year favorable adjustment on a Civil segment mass-transit project in California, offset by the negative prior-year impact of $14.5 million from changes in estimates on an electrical project in New York in the Specialty Contractors segment.
The effective tax rate was (2.4)% and 31.0% for the three and nine months ended September 30, 2022, respectively, compared to 24.9% and 22.0% for the comparable periods in 2021. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Loss per common share for the three and nine months ended September 30, 2022 was $0.63 and $2.28, respectively, compared to diluted earnings per common share of $0.30 and $1.22 for the same periods in 2021. The decline for both periods was primarily due to the factors discussed above that caused the changes in income (loss) from construction operations.
Consolidated new awards for the three and nine months ended September 30, 2022 totaled $0.9 billion and $3.0 billion, respectively, compared to $2.1 billion and $3.7 billion for the same periods in 2021. The Building segment was the primary contributor to the new award activity in the third quarter of 2022. The most significant new awards and contract adjustments in the third quarter of 2022 included $142 million of additional funding for two educational facility projects in California; a $126 million military facilities project in Puerto Rico; $56 million of additional funding for a mass-transit project in the Midwest; a $48 million mining project in Virginia; and a $32 million hospitality project in California. The Company recently announced two significant new projects that have contract awards pending over the next three to six months with a combined value that could exceed $4.5 billion.
Consolidated backlog as of September 30, 2022 was $8.4 billion, up slightly compared to $8.2 billion as of December 31, 2021. As of September 30, 2022, the mix of backlog by segment was approximately 56% for Civil, 28% for Building and 16% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2021 to September 30, 2022:

(in millions)	Backlog at December 31, 2021	New Awards(a)	Revenue Recognized	Backlog at September 30, 2022(b)
Civil	$4,553.5	$1,392.6	$(1,295.3)	$4,650.8
Building	2,308.9	947.8	(915.6)	2,341.1
Specialty Contractors	1,373.2	658.4	(673.2)	1,358.4
Total	$8,235.6	$2,998.8	$(2,884.1)	$8,350.3
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
In elections over the past several years, voters in numerous states approved dozens of long-term transportation funding measures totaling approximately $200 billion in long-term funding. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. In addition, California's Senate Bill 1, which was signed into law in 2017, is providing an average of $5.4 billion annually through 2027 for various transportation, mass-transit and bridge projects. Interest rates have continued to rise, as anticipated, but are still at levels which we believe remain conducive to continued spending on various types of infrastructure projects. However, if borrowing rates continue to increase significantly, they could reach levels that may begin to negatively impact infrastructure demand, although this is more likely to impact Building segment projects, as those projects tend to be more directly correlated to economic conditions.
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

Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$500.9	$546.2	$1,295.3	$1,577.2
Income from construction operations	22.8	62.6	12.1	187.7
Revenue for the three and nine months ended September 30, 2022 decreased 8% and 18%, respectively, compared to the same periods in 2021. The decrease for the three-month period of 2022 was primarily due to reduced project execution activities on a transportation project in the Northeast and a bridge project in the Midwest, each of which are substantially complete. The decrease for the nine-month period of 2022 was primarily due to reduced project execution activities on certain mass-transit, transportation and bridge projects in California, the Northeast and the Midwest, respectively, most of which are completed or nearing completion, partially offset by increased activities on certain projects in the Midwest and California. The revenue decline for both periods was also the result of the follow-on impact of the COVID-19 pandemic, which delayed bidding activities and awards of certain new projects during 2020 and much of 2021. In addition, the decrease for the nine-month period of 2022 was impacted by the temporary unfavorable impact from the successful negotiation of significant lower margin (and lower risk) change orders on a mass-transit project in California. These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. For the nine-month period of 2022, the decrease was also attributable to the impact of the adverse legal ruling on a dispute related to a bridge project in New York, the unfavorable non-cash impact related to the aforementioned settlement of a long-disputed, completed project in Maryland, and the unfavorable adjustments related to a mass-transit project in California, as discussed above in the section titled Executive Overview.
Income from construction operations for the three and nine months ended September 30, 2022 was $22.8 million and $12.1 million, respectively, compared to $62.6 million and $187.7 million for the same periods in 2021. Both periods were impacted by the reduced volume discussed above. The decrease for the three-month period of 2022 was primarily due to a $14.3 million unfavorable adjustment on a completed highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling, and, to a lesser extent, the absence of a prior-year favorable adjustment on a mass-transit project in California and an unfavorable adjustment on a mass-transit project in the Northeast, each of which were individually immaterial but totaled $20.8 million in the aggregate. For the nine-month period of 2022, the decrease was due to lower profitability associated with the temporary unfavorable impact of $34.6 million from the successful negotiation of significant lower margin (and lower risk) change orders on a mass-transit project mentioned above. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. The decrease for the nine-month period of 2022 was also due to a $25.5 million non-cash charge from the adverse legal ruling on a dispute related to a completed bridge project in New York, the absence of prior-year favorable adjustments of $18.1 million on the mass-transit project in California mentioned above, the $16.2 million unfavorable non-cash impact related to the settlement of a long-disputed, completed project in Maryland, the above-mentioned $14.3 million unfavorable adjustment on a completed highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling, and $13.1 million of unfavorable adjustments related to a mass-transit project in California, partially offset by individually immaterial favorable impacts, including a project close-out adjustment on a bridge project in the Midwest.
Operating margin was 4.5% and 0.9% for the three and nine months ended September 30, 2022, respectively, compared to 11.5% and 11.9% for the same periods in 2021. The operating margin decreases were due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards in the Civil segment totaled $225 million and $1.4 billion for the three and nine months ended September 30, 2022, respectively, compared to $732 million and $1.3 billion for the same periods in 2021. The most significant new awards and contract adjustments in the third quarter of 2022 included $56 million of additional funding for a mass-transit project in the Midwest and a $48 million mining project in Virginia. The COVID-19 pandemic has resulted in significant revenue shortfalls for many state and local government agencies since 2020, and it could continue to cause deferrals or cancellations of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of funding from the federal government, including anticipated funding from the Bipartisan Infrastructure Law.

However, as mentioned above, the Company recently announced two significant new projects that have contract awards pending over the next three to six months with a combined value that could exceed $4.5 billion.
Backlog for the Civil segment was $4.7 billion as of September 30, 2022 compared to $4.5 billion as of September 30, 2021, with the increase primarily due to certain large new awards and contract adjustments booked in the first half of 2022. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures and the Bipartisan Infrastructure Law, and by public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects, but the timing of new awards remains uncertain.
Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$318.0	$360.9	$915.6	$1,150.8
Income from construction operations	0.1	10.8	9.5	19.5
Revenue for the three and nine months ended September 30, 2022 decreased 12% and 20%, respectively, compared to the same periods in 2021, primarily due to reduced project execution activities on various projects in California, Oklahoma and the Northeast that are complete or substantially complete, partially offset by contributions from certain newer projects in California. For the three-month period, the decrease was also partially due to reduced project execution activities on a hospitality and gaming project in Arkansas. Revenue for both periods was further reduced by the follow-on impact of the COVID-19 pandemic, which delayed certain project bids and awards.
Income from construction operations for the three and nine months ended September 30, 2022 was $0.1 million and $9.5 million, respectively, compared to $10.8 million and $19.5 million for the same periods in 2021. The decrease for both periods was primarily due to reduced project execution activities on a transportation project in the Northeast that is nearing completion and an unfavorable adjustment on a hospitality project in Florida that resulted from an adverse legal ruling, the impacts of which were individually immaterial. The decrease was partially offset by contributions from a newer mass-transit project in California.
Operating margin was 0.0% and 1.0% for the three and nine months ended September 30, 2022, respectively, compared to 3.0% and 1.7% for the same periods in 2021. The operating margin decreases were principally due to the aforementioned factors that drove the reductions in revenue and income from construction operations.
New awards in the Building segment totaled $416 million and $948 million for the three and nine months ended September 30, 2022, respectively, compared to $1.1 billion and $1.9 billion for the same periods in 2021. The most significant new awards in the third quarter of 2022 included $142 million of additional funding for two educational facilities in California; a $126 million military facility in Puerto Rico; and a $32 million hospitality project in California.
Backlog for the Building segment was $2.3 billion as of September 30, 2022 compared to $2.4 billion as of September 30, 2021. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. We expect demand to continue as economic conditions remain conducive to customer spending on new building facilities and renovations to existing buildings. However, higher interest rates and the effects of higher inflation, as well as any adverse follow-on effects of the COVID-19 pandemic, could result in reduced demand for our building construction services.
Specialty Contractors Segment
Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$252.0	$271.1	$673.2	$877.1
Income (loss) from construction operations	(11.8)	(5.5)	(82.5)	5.8

Revenue for the three and nine months ended September 30, 2022 decreased 7% and 23%, respectively, compared to the same periods in 2021. The decrease for the three-month period of 2022 was principally due to reduced project execution activities on the electrical component of a transportation project in the Northeast that is nearing completion. The decrease for the nine-month period of 2022 was also impacted by the same transportation project nearing completion and reduced project execution activities on various electrical and mechanical projects in the Northeast and California that are completed or nearing completion, as well as the impact of an unfavorable adjustment on the aforementioned transportation project in the Northeast, as discussed above in the section titled Executive Overview. Revenue for both periods was also reduced by the follow-on impact of the COVID-19 pandemic, which delayed certain project bids and awards.
Loss from construction operations for the three and nine months ended September 30, 2022 was $11.8 million and $82.5 million, respectively, compared to loss from construction operations of $5.5 million and income from construction operations of $5.8 million for the same periods in 2021. The decrease for the three-month period of 2022 was largely due to the impact associated with reduced project execution activities and lower profitability on a transportation project in the Northeast that is nearing completion. The decrease for the nine-month period of 2022 was largely due to the $36.0 million impact of unfavorable adjustments on the aforementioned transportation project in the Northeast related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies, as well as a non-cash charge of $17.8 million that increased cost of operations associated with the partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York. The decrease for the nine-month period of 2022 was also due to the absence of a $20.1 million prior-year favorable adjustment that resulted from damages awarded by the trial court’s ruling on the same completed electrical project in New York, partially offset by the negative prior-year impact of $14.5 million from changes in estimates on an electrical project in New York.
Operating margin was (4.7)% and (12.2)% for the three and nine months ended September 30, 2022, respectively, compared to (2.0)% and 0.7% for the same periods in 2021. The operating margin decreases were principally due to the aforementioned factors that drove the reductions in revenue and income (loss) from construction operations.
New awards in the Specialty Contractors segment totaled $244 million and $658 million for the three and nine months ended September 30, 2022, respectively, compared to $191 million and $486 million for the same periods in 2021. The COVID-19 pandemic has resulted in, and could continue to result in, reduced demand from certain commercial and government customers that have been experiencing funding constraints.
Backlog for the Specialty Contractors segment was $1.4 billion as of September 30, 2022 compared to $1.5 billion as of September 30, 2021. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s backlog of large Civil and Building segment projects, particularly in the Northeast and California. In addition, the segment remains well-positioned to capture its share of new projects for external customers, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $16.6 million and $45.1 million during the three and nine months ended September 30, 2022, respectively, compared to $15.8 million and $42.5 million for the same periods in 2021.
Other Income (Expense), Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Other income (expense)	$0.4	$(0.5)	$5.1	$1.1
Interest expense	(17.0)	(16.7)	(49.7)	(52.4)
Income tax (expense) benefit	(0.6)	(8.7)	47.0	(26.3)
Other income (expense) for the nine months ended September 30, 2022 increased by $4.0 million compared to the same period in 2021 primarily due to interest earned on federal income tax receivable balances.
Interest expense for the nine months ended September 30, 2022 decreased by $2.7 million compared to the same period in 2021. The decrease for the nine months ended September 30, 2022 was substantially due to the absence of the interest expense and amortization of discount and debt issuance costs on convertible notes that were repaid in June 2021, as well as a lower average outstanding balance on the revolving credit facility during 2022, partially offset by higher interest rates.

The effective income tax rate was (2.4)% and 31.0% for the three and nine months ended September 30, 2022, respectively, compared to 24.9% and 22.0% for the same periods in 2021. The Company recognized income tax expense based on a pre-tax loss for the three months ended September 30, 2022, primarily as a result of a change during the quarter of forecasted pre-tax earnings for 2022, the cumulative impact of which offset the tax benefits generated during the quarter. The effective income tax rates for the 2022 periods reflect pre-tax losses incurred in both 2022 periods and projected for the full year. In periods reporting pre-tax losses, tax benefits generated during the period increase the effective income tax rate. The tax benefits in the 2022 periods that increased the tax rates compared to the 2021 periods were primarily state income taxes (net of federal benefits) and the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company). For a further discussion of income taxes, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175 million and available cash balances as of September 30, 2022, will be sufficient to fund any working capital needs and debt maturities for the next 12 months and beyond, provided that we are not adversely impacted by unanticipated future events, including further impacts related to the COVID-19 pandemic as discussed above in Executive Overview - COVID-19 Update. Despite our record operating cash flow for the nine months ended September 30, 2022 (as discussed below in Cash and Working Capital), liquidity has been, and could continue to be, adversely impacted by our inability to collect cash due to the follow-on impacts of the COVID-19 pandemic, which have constrained certain customers’ funding sources and delayed their ability to make payments on approved contract work. In addition, as discussed above in Executive Overview - COVID-19 Update, the COVID-19 pandemic delayed court and arbitration schedules and also hindered the Company’s ability to resolve certain unapproved work. We believe that future funding from the Bipartisan Infrastructure Law and increasing revenue to government customers as travel and commuting levels rise, as discussed above, could offset or mitigate future negative impacts from the COVID-19 pandemic, though it remains difficult to predict any of these factors. Furthermore, the backlog of accumulated court and arbitration proceedings that grew as a result of the pandemic during 2020 and 2021 has begun to recede, with certain disputes having been resolved in the first nine months of 2022 and other settlement conferences and trial dates now scheduled or being scheduled. In addition, certain disputes and related collection delays were resolved during the latter part of 2021 and the first nine months of 2022. We experienced substantially improved operating cash flows in the first nine months of 2022, and also anticipate improved operating cash generation for the remainder of 2022 compared to 2021, based on projected cash collections, both from project execution activities and the resolution of additional outstanding claims and unapproved change orders.
Cash and Working Capital
Cash and cash equivalents were $323.2 million as of September 30, 2022 compared to $202.2 million as of December 31, 2021. Cash immediately available for general corporate purposes was $110.7 million and $60.2 million as of September 30, 2022 and December 31, 2021, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures was available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $101.4 million as of September 30, 2022 compared to $93.6 million as of December 31, 2021. Restricted cash and restricted investments at September 30, 2022 were held to secure insurance-related contingent obligations.
During the nine months ended September 30, 2022, net cash provided by operating activities was $251.3 million, an increase of $403.9 million compared to the same period in 2021. The operating cash flow for the first nine months of 2022 was the largest result for the first nine months of any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008. The operating cash flow for the first nine months of 2022 is already larger than any full-year result since that same time. In addition, the operating cash flow of $72.6 million for the third quarter of 2022 was an increase of $93.9 million compared to the operating cash usage of $21.3 million in the third quarter of 2021. The increase for the nine months of 2022 was primarily due to a decrease in investments in project working capital partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to improved collection activity, as reflected by an increase in billings in excess of costs and estimated earnings (“BIE”) and a decrease in accounts receivable. During the nine months ended September 30, 2021, net cash used in operating activities was $152.6 million, due primarily to investments in project working capital partially offset by cash generated from earnings sources. The increase in working capital for the first nine months of 2021 primarily reflects an increase in costs and estimated earnings in excess of billings (“CIE”) and a decrease in accounts payable due to timing of payments to suppliers and subcontractors. The increase in CIE was primarily due to the follow-on impacts of the COVID-19 pandemic, which had caused delays in the negotiation and resolution of certain claims and unapproved change orders (due to the postponement or deferrals of certain legal and arbitration proceedings and settlement discussions), and constrained customers’ revenue and funding sources, thereby limiting their budgetary discretion to pay the Company for changes approved in scope but for which pricing was pending.
As noted above, cash flow from operating activities increased $403.9 million when comparing the first nine months of 2022 with the same period in 2021. As discussed above, the significant increase was primarily driven by improved collection activity, including collections associated with the continued resolution of certain claims and unapproved change orders that previously required the use of cash. The increase in cash flow from operating activities was also due to an increase in accounts payable compared to a decrease in the prior year due to timing of payments to vendors and subcontractors. Despite the increase in accounts payable in the first nine months of 2022, the balance as of September 30, 2022 was $66.4 million lower compared to the balance as of September 30, 2021.
Net cash used in investing activities during the first nine months of 2022 was $38.9 million primarily due to the acquisition of property and equipment for projects totaling $42.8 million, partially offset by proceeds from the sale of property and equipment of $6.7 million. Net cash used in investing activities during the first nine months of 2021 was $31.0 million primarily due to the acquisition of property and equipment for projects totaling $27.2 million, as well as net cash used in investment transactions of $9.1 million.
Net cash used in financing activities was $78.8 million for the first nine months of 2022, which was primarily driven by a $34.8 million net repayment of debt and $42.5 million of net distributions to noncontrolling interests. Net cash used in financing activities was $73.8 million for the first nine months of 2021, which was primarily driven by a $61.9 million net repayment of debt, including the repayment of the remaining principal balance of the Convertible Notes (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements), and $10.3 million of net distributions to noncontrolling interests.
At September 30, 2022, we had working capital of $1.9 billion, a ratio of current assets to current liabilities of 1.91 and a ratio of debt to equity of 0.63, compared to working capital of $2.1 billion, a ratio of current assets to current liabilities of 2.17 and a ratio of debt to equity of 0.59 at December 31, 2021.
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
The table below presents our actual and required consolidated first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
September 30, 2022
	Actual	Required
First lien net leverage ratio	2.10 to 1.00	≤ 2.75 : 1.00
As of September 30, 2022, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement. On October 31, 2022, the 2020 Credit Agreement was amended to set the maximum First Lien Net Leverage Ratio covenant level to 2.75:1.00 (previously set at 2.25:1.00), effective the quarter ending September 30, 2022, and subsequently stepping back down to 2.25:1.00 beginning the quarter ending June 30, 2023.

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
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three and nine months ended September 30, 2022 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Item 5. Other Information
On October 31, 2022, Tutor Perini Corporation amended its 2020 Credit Facility (“the Amendment”). The Amendment does not change the total commitments or the maturity under the 2020 Credit Facility. The Amendment modified certain provisions of the 2020 Credit Facility, including, among other things, setting the maximum First Lien Net Leverage Ratio at 2.75:1.00, effective the quarter ending September 30, 2022, and stepping down to 2.25:1.00 beginning the quarter ending June 30, 2023. Other usual and customary covenants for credit facilities of this type remained consistent with those of the 2020 Credit Facility (subject to certain definitional adjustments made in the Amendment). As of the effective date, the Amendment also changes the reference interest rate on the 2020 Revolver from LIBOR to SOFR.
The foregoing description of the Amendment does not constitute a complete summary and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.2.

Item 6. Exhibits

Exhibits	Description
10.1*	Letter Agreement, dated November 2, 2022, by and between Tutor Perini Corporation and James A. Frost.
10.2	First Amendment to Credit Agreement, dated as of October 31, 2022.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).
* Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: November 2, 2022	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer