Form 10-K
period 2022-12-31
TUTOR PERINI CORP
filed 2023-03-15
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2022
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ -to- __________
Commission File Number: 1-6314
Tutor Perini Corporation

(Exact name of registrant as specified in its charter)
Massachusetts	04-1717070
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15901 Olden Street, Sylmar, California	91342
(Address of principal executive offices)	(Zip Code)
(818) 362-8391
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TPC	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $368,453,543 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of Common Stock, $1.00 par value per share, outstanding at March 8, 2023 was 51,521,336.
Documents Incorporated by Reference
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TUTOR PERINI CORPORATION
2022 ANNUAL REPORT ON FORM 10-K

PART I.
Forward-Looking Statements
The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including without limitation, statements regarding our management’s expectations, anticipations, hopes, beliefs, intentions or strategies regarding the future and statements regarding future guidance or estimates and non-historical performance. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These material risks and uncertainties are listed and discussed in Item 1A. Risk Factors, below. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
ITEM 1. BUSINESS
General
Tutor Perini Corporation (together with its consolidated subsidiaries, “Tutor Perini,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction company, based on revenue as ranked by Engineering News-Record (“ENR”), offering diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. The Company was formed through the 2008 merger between Tutor-Saliba Corporation and Perini Corporation (“Perini”) and our legacy dates to 1894, when Perini's predecessor businesses began providing construction services. Our corporate headquarters are in Los Angeles (Sylmar), California, and we have various other principal offices throughout the United States and its territories (see Item 2. Properties for a listing of our major facilities). Our common stock is listed on the New York Stock Exchange under the symbol “TPC.” We are incorporated in the Commonwealth of Massachusetts.
We have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work; concrete forming and placement; steel erection; electrical; mechanical; plumbing; heating, ventilation and air conditioning (HVAC); and fire protection. During 2022, we performed work on more than 1,300 construction projects.
In 2022, ENR ranked Tutor Perini as the 13th largest domestic contractor. We are recognized as one of the leading civil contractors in the United States, as evidenced by our performance on several of the country’s largest mass-transit and transportation projects, such as Newark Liberty International Airport Terminal A (“Newark Airport Terminal A”), the East Side Access project in New York City, the California High-Speed Rail System, the Alaskan Way Viaduct Replacement (the “SR 99”) project in Seattle, major portions of the Red Line and Purple Line segments of the Los Angeles Metro subway system, and the San Francisco Central Subway extension to Chinatown. We are also recognized as one of the major building contractors in the United States, as evidenced by our performance on several of the country’s largest building development projects, including Hudson Yards in New York City and CityCenter and the Cosmopolitan Resort and Casino, both in Las Vegas.
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
In its 2022 rankings, ENR ranked us as the nation’s third largest contractor in the transportation market and third largest domestic heavy contractor.
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
We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We have completed, or are currently working on, some of the most significant civil construction projects in the United States. For example, we are currently nearing completion on the Newark Airport Terminal A project and the East Side Access project in New York City, and we have substantially completed the San Francisco Central Subway extension to Chinatown. Additionally, we are working on the first phase of the California High-Speed Rail project, the Purple Line Segments 2 and 3 expansion projects in Los Angeles and the Minneapolis Southwest Light Rail Transit project. We have also completed other major projects such as the SR 99 project in Seattle; the platform over the eastern rail yard at Hudson Yards in New York City; the rehabilitation of the Verrazano-Narrows Bridge in New York; and multiple runway reconstruction projects at the John F. Kennedy International Airport in New York, Los Angeles International Airport and Fort Lauderdale-Hollywood International Airport, among others.
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
On November 15, 2021, the bipartisan Infrastructure Investment and Jobs Act of 2021 (the “Bipartisan Infrastructure Law” or “BIL”) was enacted into law, providing $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The BIL marks the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is already being allocated to numerous major projects and is anticipated to be spent over approximately 10 years from the BIL’s passage, with much of it targeted toward end markets that are directly aligned with our market focus. Accordingly, we believe that this significant level of sustained, incremental funding will favorably impact our current work and prospective opportunities over the next decade.
Building Segment
Our Building segment has significant experience providing services to several specialized building markets for private and public works customers, including hospitality and gaming, transportation, health care, commercial offices, government facilities, sports and entertainment, education, correctional facilities, biotech, pharmaceutical, industrial and technology. We believe the success of the Building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs, and advanced mechanical, electrical and life safety systems, while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve a leading position in the marketplace.
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
The Building segment is comprised of several operating units that provide general contracting, design-build, preconstruction and construction services in various regions of the United States. Rudolph and Sletten, one of our general contracting firms, focuses on large, complex projects in California in the health care, commercial office, technology, industrial, education, and government facilities markets. Tutor Perini Building Corp. focuses on large, complex building projects nationwide, including significant projects in the hospitality and gaming, commercial office, education, government facilities, and multi-unit residential markets. Roy Anderson Corp. provides general contracting services, including major disaster response and reconstruction support, to public and private customers primarily throughout the southeastern United States. Perini Management Services provides diversified construction and design-build services internationally to U.S. government agencies, as well as to surety companies and multi-national corporations.
We have completed, or are currently working on, various large private and public building projects across a wide array of end markets. Specific projects include Newark Airport Terminal A; the LAX Airport Metro Connector Transit Station in Los Angeles, California; three large corporate office buildings in northern California for distinct confidential technology customers; a commercial office tower and a multi-unit residential tower, both at Hudson Yards in New York City; the new Cedars-Sinai Hospital in Marina Del Rey, California; Kaiser Hospital buildings in San Leandro, Redwood City and Roseville, California; the Choctaw Casino and Resort in Durant, Oklahoma; the Pechanga Resort and Casino expansion in Temecula, California; the O Street Government Office Building in Sacramento, California; and courthouses in San Bernardino and San Diego, California and Broward County, Florida. As a result of our reputation and track record, we were previously awarded and completed contracts for several marquee hospitality and gaming projects in Las Vegas, including CityCenter, the Cosmopolitan Resort and Casino and the Wynn Encore Hotel. These projects span a wide array of building end markets and illustrate our Building segment’s résumé of successfully completed large-scale public and private projects.
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
Our Specialty Contractors business units have completed, or are currently working on, various portions of the East Side Access project in New York City, various projects at the World Trade Center and at Hudson Yards in New York City, and upgrades and rehabilitations at various New York City public housing facilities. The Specialty Contractors segment has also supported, or is currently supporting, several large projects in our Civil and Building segments, including the SR 99 project in Seattle; the San Francisco Central Subway extension to Chinatown; the Purple Line Segments 2 and 3 expansion projects in Los Angeles; Newark Airport Terminal A; the California High Speed Rail project in central California; McCarran International Airport Terminal 3 in Las Vegas; and several marquee hospitality and gaming projects in Las Vegas, including CityCenter, the Cosmopolitan Resort and Casino, and the Wynn Encore Hotel.
For information regarding the breakdown of our revenue by segment, end market, customer type and contract type, see Note 3 of the Notes to Consolidated Financial Statements. In addition, financial information about geographic areas is discussed in Note 14 of the Notes to Consolidated Financial Statements.
Backlog
Backlog in our industry is a measure of the total value of work that is remaining to be performed on projects that have been awarded. We include a construction project in our backlog when a contract is awarded or when we have otherwise received written definitive notice that the project has been awarded to us and there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place). As a result, we believe our backlog is firm, and although cancellations or scope adjustments may occur, historically they have not been material. We estimate that approximately $4 billion, or 45%, of our backlog as of December 31, 2022 will be recognized as revenue in 2023. Our backlog by segment, end market, customer type and contract type is presented in the following tables:

	As of December 31,
(in thousands)	2022		2021
Backlog by business segment:
Civil	$4,416,340	56%	$4,553,539	55%
Building	2,223,601	28%	2,308,930	28%
Specialty Contractors	1,289,172	16%	1,373,167	17%
Total backlog	$7,929,113	100%	$8,235,636	100%

	As of December 31,
(in thousands)	2022		2021
Civil segment backlog by end market:
Mass transit (includes certain transportation and tunneling projects)	$2,891,711	65%	$3,256,556	71%
Military defense facilities	778,318	18%	627,407	14%
Bridges	298,203	7%	448,416	10%
Power and energy	233,768	5%	2,016	*
Commercial and industrial facilities	149,316	3%	85,825	2%
Other	65,024	2%	133,319	3%
Total Civil segment backlog	$4,416,340	100%	$4,553,539	100%
_____________________________________________________________________________________________________________
* Less than 1%.

	As of December 31,
(in thousands)	2022		2021
Building segment backlog by end market:
Municipal and government	$755,095	34%	$824,173	36%
Health care facilities	565,899	25%	575,006	25%
Education facilities	389,978	18%	140,822	6%
Mass transit (includes transportation projects)	299,837	13%	476,454	21%
Commercial and industrial facilities	66,745	3%	164,878	7%
Hospitality and gaming	43,130	2%	94,732	4%
Other	102,917	5%	32,865	1%
Total Building segment backlog	$2,223,601	100%	$2,308,930	100%

	As of December 31,
(in thousands)	2022		2021
Specialty Contractors segment backlog by end market:
Mass transit (includes certain transportation and tunneling projects)	$631,999	49%	$730,480	53%
Municipal and government	154,868	12%	158,614	12%
Multi-unit residential	142,516	11%	137,824	10%
Water	122,169	9%	164,653	12%
Commercial and industrial facilities	121,305	9%	96,686	7%
Health care facilities	62,133	5%	19,750	1%
Other	54,182	5%	65,160	5%
Total Specialty Contractors segment backlog	$1,289,172	100%	$1,373,167	100%

	As of December 31,
	2022	2021
Backlog by customer type:
State and local agencies	65%	71%
Private owners	20%	16%
Federal agencies	15%	13%
Total backlog	100%	100%

	As of December 31,
	2022	2021
Backlog by contract type:
Fixed price	74%	77%
Guaranteed maximum price	14%	12%
Unit price	4%	4%
Cost plus fee and other	8%	7%
Total backlog	100%	100%
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

In our Civil segment, we compete principally with large civil construction firms, including (alphabetically) Dragados USA; Fluor Corporation; Granite Construction; Kiewit Corporation; OHL USA; Skanska USA; and The Walsh Group. In our Building segment, we compete with a variety of national and regional contractors, including (alphabetically) AECOM (through its acquisitions of Tishman Construction and Hunt Construction Group); Balfour Beatty Construction; Clark Construction Group; DPR Construction; Gilbane, Inc.; Hensel Phelps Construction Co.; Lendlease Corporation; McCarthy Building Companies, Inc.; M. A. Mortenson Company; PCL Constructors, Inc.; Skanska USA; Suffolk Construction; Swinerton, Inc; Turner Construction Company; and The Whiting-Turner Contracting Co. In our Specialty Contractors segment, we compete principally with various regional and local electrical, mechanical and plumbing subcontractors.
Construction Costs
We strive to eliminate or minimize exposure to labor and material price increases in our project bids and the manner in which we execute our work. Generally, if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. In our fixed price contracts, we attempt to insulate ourselves from the unfavorable effects of inflation, when possible, by incorporating escalating wage and price assumptions into our construction cost estimates, by obtaining firm fixed price quotes from major subcontractors and material suppliers, by securing purchase commitments for materials early in the project schedule and by including contingency for these risks in our bid price. Construction and other materials used in our construction activities are generally available locally from multiple sources. Despite the widespread adverse supply chain impacts that resulted from the coronavirus (“COVID-19”) pandemic, we did not experience significant supply chain issues broadly across our portfolio of projects, but we cannot be certain that such issues may not arise in the future if there are new outbreaks or variants of COVID-19 or other public health crises. Labor resources for our domestic projects are largely obtained through various labor unions. We have not experienced significant labor shortages in recent years, nor do we expect to in the near future. However, longer-term, the anticipated significant increase in demand for large complex projects driven by the BIL could lead to labor shortages.
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
Government Contracts
Most of our federal, state and local government customers can terminate, renegotiate, or modify any of their contracts with us at their election, and many of our federal government contracts are subject to renewal or extension periodically. Revenue derived from federal, state and local government customers was 68%, 66% and 63% of our total revenue for each of the years ended December 31, 2022, 2021 and 2020, respectively.
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
Contaminants have been detected at some of the sites that we own and where we have worked as a contractor in the past, and we have incurred costs for the investigation and remediation of hazardous substances. However, we do not own the job sites upon which we perform our work. We have pollution liability insurance coverage for such matters, and if applicable, we seek indemnification from customers to cover the risks associated with environmental remediation. Accordingly, we believe that our environmental liabilities are not material. In addition, we continually evaluate our compliance with all applicable environmental laws and regulations, and we believe that we are in substantial compliance with those laws and regulations.
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
Employees. Our principal asset is our employees, many of whom have technical and professional backgrounds and undergraduate and/or advanced degrees. As of December 31, 2022, we had approximately 8,100 employees (including union employees), of which approximately 1,900 were salaried and 6,200 were hourly employees. The number of employees at any given time depends on the volume and types of active projects in progress, as well as our position within the lifecycle of those projects. We believe that we have strong relationships with our employees and that the quality and level of service that our employees deliver to our customers are among the highest in our industry.
Diversity and Inclusion. A diverse workforce provides a broader perspective on the challenges our customers look to us to solve. To excel as a business, we must continue to hire the best talent and secure the full participation and commitment of all employees. Our culture is to always treat people with respect, dignity and fairness. Historically, women have represented a small percentage of workers in the construction industry. This sometimes presents challenges, as well as opportunities, in attracting and recruiting women to our workforce. Women made up 11.3% of our U.S. workforce as of December 31, 2022, which is in line with the representation of women in the U.S. construction workforce at large of 10.9%, according to data from the U.S. Bureau of Labor Statistics (“BLS”). Racial and ethnic minorities represented about half of our U.S. construction workforce as of December 31, 2022, which is generally in line with BLS data.
Union Workforce. We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union crafts and are subject to various renewal dates. As of December 31, 2022, our workforce included a total of approximately 3,700 union employees. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects; accordingly, the expiration of any union contract in the next year is not expected to have any material impact on us. During the past several years, we have not experienced any significant work stoppages caused by our union employees.
Talent Recruitment, Training and Retention. Our business relies upon an adequate supply of management, supervisory and field personnel. Recruiting, training and retaining key personnel have been and will remain primary goals of our human capital initiatives. Through the use of management information systems, on-the-job training and educational seminars, employees are trained to understand the importance of project execution. We place a strong emphasis on training employees in accurate and comprehensive project estimating, project management and project cost control. As is common in our industry, we experience some recurring employee turnover each year, which we believe is comparable to the industry average. Historically, we have successfully attracted and retained sufficient numbers of personnel, including union personnel, to support our operational needs. We strive to ensure a fully competent project management team that includes long-term successors to our current project leaders by investing significant resources to build strong and highly competent project managers. We regularly hire construction management and engineering staff, including interns and recent graduates, and provide them with engaging projects and development programs. On the occasion when we have a need for senior project executives, the broad professional network of our leadership team often provides strong candidates to fill those needs. We also utilize internal and external recruiting specialists to help fill our open job positions. To support retention and motivation of our top talent, we provide very competitive compensation, which may include performance incentives.
Workplace Safety. We place a strong emphasis on the safety of our employees, our customers and the public. Accordingly, we conduct extensive safety training programs that have allowed us to maintain a high safety level at our worksites. All newly hired employees that will be working at project job sites undergo an initial safety orientation, and for certain types of projects or processes we conduct specific hazard training programs. Our project supervisors regularly conduct on-site safety meetings, and our safety managers make random site safety inspections and perform daily assessments. In addition, operational employees are required to complete an OSHA 30-hour training program and project-specific courses on various safety topics. Moreover, we promote a culture of safety by encouraging employees to recognize, immediately correct and report all unsafe conditions. To underscore the importance of safety, a portion of annual performance bonus compensation for certain executive management is directly linked to the achievement of a key safety metric. Our strong overall safety performance also helps to reduce our insurance-related costs.
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
Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change substantially throughout the project lifecycle, which has previously resulted, and in the future could result, in a material impact to our consolidated financial statements. In addition, cost overruns, including unanticipated cost increases on fixed price contracts (including contracts performed under the design-build project delivery method, in which we assume the risks associated with the design of the project) and guaranteed maximum price contracts, have previously resulted, and in the future may result, in lower profits or losses. Economic factors, including inflation, have also previously, and could in the future, subject us to higher costs, which we may not be able to fully recover in future projects that we are bidding, and may also decrease profit on our existing contracts, in particular with respect to our fixed price, unit price and guaranteed maximum price contracts. Changes in laws, policies or regulations, including tariffs and taxes, have previously impacted, and in the future could impact, the prices for materials or equipment. Further, our results of operations have historically fluctuated, and may continue to fluctuate, quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.
We are involved in a significant number of legal proceedings which, if determined unfavorable to us, could adversely affect our financial results and/or cash flows, harm our reputation and/or preclude us from bidding on future projects. We also may invest significant working capital on projects while legal proceedings are being settled.
We are involved in various lawsuits, including the legal proceedings described under Note 8 of the Notes to Consolidated Financial Statements. Litigation is inherently uncertain, and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates, which are inherently subject to risks and uncertainties, regarding potential outcomes of legal proceedings in order to determine an appropriate contingent liability and charge to income. Any adverse legal proceeding outcome or settlement that is materially different from our expectations and estimates could have a material adverse effect on our financial condition, results of operations and cash flows. This may include requiring us to record an expense or reduce revenue that we previously recorded based on our expectations or estimates, requiring us to pay damages or reducing cash collections that we had expected to receive. For example, during December 2022, we received an adverse appellate court decision involving the electrical component of a completed mass-transit project in New

York in the Specialty Contractors segment, which resulted in a non-cash charge of $43.2 million. In addition, any future adverse judgments could harm our reputation and preclude us from bidding on future projects.
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
A significant slowdown or decline in economic conditions, such as those presented during a recession, could adversely affect our operations.
Any significant decline in economic conditions, such as those presented during a recession, in any of the markets we serve or uncertainty regarding the economic outlook has resulted and in the future could result in a decline in demand for infrastructure projects and commercial building developments. In addition, any instability in the financial and credit markets has negatively impacted and in the future could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already under construction, has caused and in the future could cause our customers to delay or cancel construction projects in our backlog and could create difficulties for customers to obtain adequate financing to fund new construction projects. Such consequences have had and in the future could continue to have an adverse impact on our operating results. Lastly, we are more susceptible to adverse economic conditions in New York and California, as a significant portion of our operations are concentrated in those states.
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
Our contracts often require us to perform extra work beyond the initial project scope as directed by the customer even if the customer has not agreed in advance on the scope and/or price of the work to be performed. This process has resulted and in the future could result in disputes or claims over whether the work performed is beyond the scope of work directed by the customer and/or exceeds the price the customer is willing to pay for the work performed, which has resulted in significant cash flow constraints in the past. To the extent we do not recover our costs for this work or there are delays in the recovery of these costs, whether as a result of an unfavorable outcome in a litigation or arbitration or as a result of a settlement in which we agree to accept less than we had expected, our working capital, profits and cash flows have been and could continue to be adversely impacted.
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

Our actual business and financial results could differ from our estimates of such results. These differences, including those which have resulted, and in the future could result, from unfavorable litigation or arbitration outcomes and settlements in which we agree to accept less than previously estimated amounts, have had and could continue to have a material adverse impact on our financial condition and reported results of operations. Our decision during 2022 to prioritize efforts to seek faster resolution of certain disputed matters, primarily in the Specialty Contractors segment in New York, and convert related balances to cash more quickly has resulted, and may in the future result, in other situations in which amounts that we collect are lower than estimated amounts, even where our estimates take account of the recent shift in our operational priorities.
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
The execution of our business strategies also substantially depends on our ability to retain several key members of our management. Losing any of these individuals could adversely affect our business. The majority of these key individuals are not bound by employment agreements. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key individuals to whom we have provided share-based compensation. We have experienced changes in senior management in the past, and if we lose any key officer due to voluntary or involuntary termination, including as a result of death or disability, and we do not have qualified successors in place, our operating results could be harmed.

Our international operations expose us to economic, political, regulatory and other risks, as well as uncertainty related to U.S. government funding, which could adversely affect our revenue and earnings.
For the year ended December 31, 2022, we derived $366.2 million of revenue from our work on projects located outside of the United States. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including political risks; risks of loss due to acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; economic and trade sanctions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenue and income from construction operations in key international markets.
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
The civil construction and public-works building markets are dependent on the amount of work funded by various government agencies, which depends on many factors, including the condition of the existing infrastructure and buildings; the need for new or expanded infrastructure and buildings; and federal, state and local government spending levels. As a result, our future operating results could be negatively impacted by any decrease in demand for public projects or decrease or delay in government funding (even with the passage of the BIL), which could result from a variety of factors, including extended government shutdowns, delays in the sale of voter-approved bonds, budget shortfalls, credit rating downgrades or long-term impairment in the ability of state and local governments to raise capital in the municipal bond market.
Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures by our partners.
As part of our business, we enter into joint venture arrangements typically to jointly bid on and execute particular projects, thereby reducing our risk profile while enhancing execution capabilities and increasing surety bonding capacity. Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations and comply with all applicable regulatory requirements. Generally, we and our joint venture partners are jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, reduce our profit on a project or, in some cases, result in a loss.
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
As of December 31, 2022, our backlog of uncompleted construction work was approximately $7.9 billion. The revenue currently projected in our backlog may not be fully realized and, in some cases, if realized, may not result in profits or may be less profitable than expected. The cancellation or reduction in scope of significant projects included in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.
Public health crises, such as the COVID-19 pandemic, have adversely impacted, and could in the future adversely impact, our business, financial condition and results of operations.

Pandemics, epidemics or other public health crises can adversely impact our business or the business of our suppliers, subcontractors or customers. For example, the recent COVID-19 pandemic created volatility, uncertainty and economic disruption for the Company, our customers, subcontractors and suppliers, and the markets in which we do business. The COVID-19 pandemic also caused delays in certain bidding activities and contract awards, particularly for large civil projects, as well as delays in legal proceedings and settlement discussions where we have claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Consequently, our ability to resolve and recover on these types of claims has been and may continue to be delayed, which may adversely affect our liquidity and financial results.

While the adverse effects of the COVID-19 pandemic have largely subsided, should future negative developments occur, such as the emergence of new strains or outbreaks of COVID-19, this could have a further adverse impact on our business, financial condition and results of operations. Further, any future volatile economic conditions resulting from the pandemic, as well as reactions to future resurgences of COVID-19 or outbreaks of other public health crises, could also aggravate or heighten the risks posed by other risk factors that we have identified in this Annual Report on Form 10-K, which in turn could materially and adversely affect our business, financial condition and results of operations.
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

We had $255.6 million of goodwill and indefinite-lived intangible assets recorded on our Consolidated Balance Sheets as of December 31, 2022. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and involve highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material adverse impact on our consolidated financial statements. We have, in the past, recorded significant asset impairment charges and could have additional such charges in the future.
Risks Related to Our Capital Structure
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
We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under our debt agreements, especially in a high interest rate environment.
We currently have, and expect to continue to have, a substantial amount of indebtedness. As of December 31, 2022, our total debt was $958.4 million, with $70.3 million classified as current debt. A significant amount of debt under our credit agreement contains financial covenants, including one covenant to maintain a maximum First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement (as defined below)), which has required us to obtain two amendments, the First Amendment, dated as of October 31, 2022 and the Second Amendment, dated as of March 10, 2023, to the 2020 Credit Agreement in order to remain in compliance with this covenant. There is a risk that we may need to seek further amendments to this covenant or other covenants in the future should our operating results or financial condition differ materially from our projections. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in the agreements governing our indebtedness, an event of default could occur, causing the debt related to such agreements to become immediately due. If such acceleration occurs, we may not be able to repay such indebtedness as required. Since indebtedness under our credit agreement entered into on August 18, 2020 (as amended, the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets and a negative impact on our operations. In addition, a failure to meet the terms of our 2020 Credit Agreement could result in a reduction of future borrowing capacity or additional restrictions under the 2020 Credit Agreement that could negatively impact our liquidity and financial condition. A loss of liquidity could adversely impact our ability to execute projects in our backlog, obtain new projects, engage subcontractors, and attract and retain key employees. Furthermore, we had approximately $422.4 million of outstanding borrowings at December 31, 2022 with variable interest rates. Higher market interest rates could also negatively impact our liquidity and financial condition.
An inability to obtain bonding could have a negative impact on our operations and results.
We are often required to provide surety bonds securing our performance under our contracts. Our ability to obtain surety bonds primarily depends on our working capital, past performance, capitalization, credit rating, management expertise, overall capacity of the surety market and other factors. If we are unable to obtain reasonably priced surety bonds in the future, it could significantly affect our ability to be awarded new contracts and could, consequently, have a material adverse effect on our business, results of operations and financial condition.
Risk Related to Our Stock Ownership
Our chairman and chief executive officer could exert influence over the Company due to his position and significant ownership interest.
As of December 31, 2022, our chairman and chief executive officer, Ronald N. Tutor, and three trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 14% of the outstanding shares of our common stock. Additionally, one of our current directors was appointed by Mr. Tutor pursuant to Mr. Tutor’s right to nominate one member to our Board of Directors, so long as the Tutor Group owns at least 11.25% of the outstanding shares of our common stock. Accordingly, Mr. Tutor could exert influence over the outcome of a range of corporate matters, including the election of directors and the approval or rejection of other extraordinary transactions, such as a takeover attempt or sale of the Company or its assets.
General Risk Factor
The market price of our common stock may fluctuate significantly, which could result in substantial losses for stockholders and subject us to litigation.
The market price of our common stock has been, and in the future may be, subject to significant fluctuations due to numerous factors, including but not limited to the risks described in this Risk Factors section. These factors may materially harm the market price of our common stock and potentially expose us to securities class-action litigation, which, even if unsuccessful, could result in substantial costs and divert management’s attention and resources from our business and have a material adverse effect on our financial condition, results of operations and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have office facilities and equipment yards in the following locations, which we believe are suitable and adequate for our current needs:

Offices	Owned or Leased by Tutor Perini	Business Segment(s)
Los Angeles (Sylmar), CA	Owned & Leased	Corporate, Civil & Specialty Contractors
Barrigada, Guam	Owned	Civil
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Fort Lauderdale, FL	Leased	Building & Specialty Contractors
Framingham, MA	Owned	Building
Gulfport, MS	Owned	Building
Henderson, NV	Owned	Building & Specialty Contractors
Houston, TX	Owned	Specialty Contractors
Jessup, MD	Owned	Civil
Mount Vernon, NY	Leased	Specialty Contractors
New Rochelle, NY	Owned	Civil
Ozone Park, NY	Owned	Specialty Contractors
San Carlos, CA	Leased	Building

Equipment Yards	Owned or Leased by Tutor Perini	Business Segment(s)
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Fontana, CA	Leased	Civil
Hilbert, WI	Owned	Civil
Rosemount, MN	Owned	Civil
Stockton, CA	Owned	Building
Waukesha, WI	Owned	Civil
ITEM 3. LEGAL PROCEEDINGS
Legal proceedings are discussed in Note 8 of the Notes to Consolidated Financial Statements and are incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. Accordingly, we provide information regarding mine safety violations and other mining regulation matters in Exhibit 95 to this Form 10-K.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “TPC.”
Holders
At March 8, 2023, there were 317 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners.
Dividends and Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2022. We have not historically paid dividends on our common stock and have no immediate plans to do so.
Issuance of Unregistered Securities
None.
Performance Graph
The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index. We selected the Dow Jones U.S. Heavy Construction Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2017 in each of our common stock, the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Tutor Perini Corp
NYSE Composite Index
Dow Jones U.S. Heavy Construction Index
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
2017
2018
2019
2020
2021
2022

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
Comparison of 2021 to 2020 Results
For a discussion comparing our 2021 results to our 2020 results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.
Executive Overview
COVID-19 Update
From its onset at the beginning of 2020 through the early months of 2022, the COVID-19 pandemic caused occasional temporary shortages in available manpower, reductions in field labor productivity, other inefficiencies, delays to project schedules and deferrals of project execution. As a result, during that period we incurred incremental costs, much of which we have sought to recover from our customers as allowed by contractual terms. The relief sought from customers, together with certain incremental project opportunities that resulted from the pandemic, helped to mitigate the pandemic's negative impact on our financial results over that period. We also experienced significant delays in certain legal proceedings from the onset of the pandemic through the latter part of 2021, during which time the operations of various courts and arbitrations were shut down or reduced, and after which they faced processing a backlog of delayed cases. The COVID-19 pandemic also previously hindered the Company’s ability to resolve disputes related to unapproved work, which resulted in the need for the Company to temporarily fund certain project costs that historically would have been promptly negotiated, billed to and collected from customers. These delays in resolving and recovering on such claims adversely affected our liquidity and financial results from the onset of the pandemic through the end of 2021. These various negative impacts from the pandemic lessened in 2022, with certain previously delayed disputes finally resolved and other settlement conferences and trial dates now scheduled or being scheduled. The Company expects to make substantial continued progress in the resolution of certain other disputes and unapproved change orders in 2023 and beyond.

Through the latter part of 2021, the pandemic also significantly delayed the bidding and awarding of various large prospective civil projects, which affected the volume and timing of our new awards. The follow-on impact has been a substantial reduction in our backlog, revenue and income from construction operations over the past three years. For example, the Company’s consolidated backlog had been near a record level at $11.2 billion as of December 31, 2019, just prior to the onset of the COVID-19 pandemic, but has declined in each subsequent year and was $7.9 billion as of December 31, 2022, a 29% decrease compared to the end of 2019. Similarly, revenue declined 29% from $5.3 billion for 2020 to $3.8 billion for 2022, though there are other factors which contributed to the revenue decline, as discussed below. While the current impacts from the pandemic have lessened in 2022, the follow-on impact continues to limit our backlog and operating results. In addition, many of our state and local government customers’ revenue sources were negatively impacted by the pandemic due to a reduction of commuter and business travel. In many places, commuter travel, particularly on mass-transit systems, has yet to return to pre-pandemic levels and may not reach those levels for several more years, which may continue to constrain revenue sources for certain customers. The significant revenue reductions experienced by some of our customers have adversely impacted their ability to pay the Company on a timely basis for amounts due, although these impacts have continued to moderate.
Operating Results

Consolidated revenue for 2022 was $3.8 billion compared to $4.6 billion for 2021. The decrease was primarily due to reduced project execution activities on various projects in all three segments, most of which are completed or nearing completion, partially offset by increased activities on certain newer Civil and Building segment projects in California and the Midwest. As certain large existing projects have completed or are nearing completion, several factors have contributed to delays or have prevented significant revenue contributions from new and prospective projects. The primary factor was the COVID-19 pandemic, which delayed bidding activities and awards of certain new projects during 2020 and much of 2021 and induced customer budgetary constraints. The impact of the pandemic combined with certain political and other factors resulted in the Company not being awarded certain Civil segment projects totaling more than $10.0 billion despite having been the low or preferred bidder. Most of these projects impacted revenue in 2022 and are expected to be re-bid in 2023 or 2024. In addition, the Company was unsuccessful in its pursuit of certain large prospective Civil segment projects in the second half of 2021. The decrease for 2022 was also due to the net unfavorable impact of various project adjustments in 2022 that resulted from certain adverse legal judgments, significant settlement activity, project charges due to changes in estimates, and increases in unapproved work that reduced the percentage of completion and profit margin on certain projects. These effects were partially offset by the positive impacts from the release of cost contingencies on certain projects.

Loss from construction operations for 2022 was $204.8 million compared to income from construction operations of $226.8 million for 2021. The decrease was primarily due to the following net impacts in 2022 that also reduced revenue: 1) certain adverse legal judgments or decisions of $147.8 million in the aggregate; 2) various settlements that had a net negative impact of $85.4 million in the aggregate; and 3) various changes in estimates for project charges, net of positive impacts from improved productivity and efficiencies on certain projects, which had an aggregate net negative impact of $96.8 million. In addition, there was $119.7 million of temporary aggregate negative project adjustments in 2022 due to increases in unapproved work on various projects, as well as the successful negotiation of significant lower margin (and lower risk) change orders on a Civil segment mass-transit project in California, all of which are expected to reverse themselves over the remaining lives of the projects. The reduced revenue volume discussed above also contributed to a $58.2 million decline in income (loss) from construction operations in 2022 as compared to 2021. The material project adjustments associated with these factors are discussed below.
Adverse legal judgments or decisions during 2022 included a $43.2 million non-cash impact related to the electrical component of a completed mass-transit project in New York in the Specialty Contractors segment, a $26.2 million unfavorable non-cash impact due to the reversal on appeal of a previously favorable lower-court ruling related to a completed Civil segment highway project in the Northeast, a $25.5 million non-cash impact related to a completed Civil segment bridge project in New York, a $17.8 million non-cash impact associated with the partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York in the Specialty Contractors segment, an $11.3 million impact related to a Building segment hospitality project in Florida and a $10.0 million non-cash impact related to a Civil segment mass-transit project in New York.

Settlements during 2022 had an aggregate net negative impact of $85.4 million, as referred to above, which included unfavorable impacts related to certain Specialty Contractors segment projects in New York that collectively totaled $32.9 million, one of which negatively impacted profitability by $11.3 million, with the remainder of the negative impacts in the Specialty Contractors segment comprised of unfavorable settlements that were individually immaterial. Other settlements in 2022 included a $16.2 million unfavorable non-cash impact related to a long-disputed, completed Civil segment project in Maryland, a $13.4 million unfavorable non-cash impact (split evenly between the Civil and Building segments) related to a transportation project in the Northeast, an $11.6 million unfavorable non-cash impact related to a Civil segment mass-transit project in California, as well as the unfavorable impact of various other settlements that were individually immaterial, partially offset by a $12.7 million favorable impact related to a Civil segment bridge project in the Midwest.

In 2022, the Company began to implement changes to its business strategy, primarily with respect to collections and operations in its Specialty Contractors segment in New York. Specifically, in the latter part of 2022, management increasingly focused on expeditiously negotiating settlements of certain Specialty Contractors segment disputes in New York to accelerate the collection of cash and reduce the risk and uncertainty associated with continued lengthy and costly litigation, arbitration proceedings and settlement negotiations. This new strategic approach to collections also took account of certain unfavorable legal judgments and decisions in recent years, particularly in New York, and the possibility that future litigation and arbitration in New York could have a similar outcome. The new approach is also intended to reduce the Company’s legal expenses and allow management to focus more on the successful execution of projects and on growing the business. In implementing this change in collections strategy, management concluded that significant concessions would be required in a number of disputes to facilitate settlements. Ultimately, the Company agreed to settle these disputes for amounts less than what had previously been estimated and might have been obtained if the disputes had been litigated to conclusion. This shift in collections strategy contributed to the significant decline in income from construction operations in 2022 and most of the resulting cash is expected to be collected in 2023.

Also as part of the Company’s change in business strategy, the Company made certain key leadership changes that it expects will have a positive impact on the Specialty Contractors segment’s future operations. First, management replaced key members of the leadership team at WDF, the Company’s New York mechanical business unit, with experienced Company veterans. In the latter part of 2022, the Company also appointed one of its seasoned senior executives with previous experience in dealing with New York public agencies and customers to a new role overseeing the Specialty Contractors and Building segments, and expects that he will successfully lead efforts to drive growth, increased profitability and operational improvements, particularly in the Specialty Contractors segment. The Company also increasingly became more selective in the types of projects that it will pursue and execute in New York, particularly in its Specialty Contractors operations, and it has implemented certain risk diversification measures aimed at better managing larger components of electrical work expected to be performed. Finally, because of more limited competition and high customer demand for large, complex Civil and Building segment projects, since the latter part of 2021, the Company has been successfully negotiating improved project contractual terms, which the Company believes will contribute to a more equitable allocation of risk by making certain delays and events compensable, as well as promoting better working capital efficiency in all three segments.

As noted above, other significant project charges due to changes in estimates in 2022 had a net negative impact of $96.8 million. These included a $36.1 million charge due to unfavorable adjustments related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical (Specialty Contractors segment) component of a transportation project in the Northeast; an $18.0 million charge related to similar project close-out issues (split evenly between the Civil and Building segments) on the same transportation project in the Northeast; a $13.1 million charge due to inefficiencies and cost overruns on a Civil segment mass-transit project in California; and $11.1 million of charges related to close-out discussions for a mechanical project in New York in the Specialty Contractors segment, as well as the net unfavorable impact of changes in estimates on numerous other projects that were individually immaterial. All of the project charges were due to changes in facts and circumstances that were identified in 2022. In certain cases, the changes in facts and circumstances resulted in changes in estimates to the expected recoveries for certain disputed matters, which were identified as part of the implementation of the new collections strategy and were primarily related to the Specialty Contractors segment in New York.

The 2022 temporary aggregate negative project adjustments of $119.7 million referred to above included a temporary unfavorable non-cash impact of $38.8 million resulting from the successful negotiation of significant lower margin (and lower risk) change orders on a Civil segment mass-transit project in California. These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. As indicated above, this temporary reduction to earnings is expected to reverse itself over the remaining life of the project. The remaining amount of temporary negative project adjustments was due to growth in unapproved change orders on various projects that reduced the projects’ percentage of completion and profit margin, which are also expected to reverse over the remaining lives of the projects. The largest portion of this remaining amount was a $10.1 million temporary unfavorable impact on the electrical (Specialty Contractors segment) component of a transportation project in the Northeast.

Other prior-year factors also contributed to the change in income (loss) from construction operations in 2022 as compared to 2021, including the absence in 2022 of a $29.0 million favorable adjustment in 2021 on a Civil segment mass-transit project in California, the absence in 2022 of a $20.1 million favorable adjustment in 2021 related to the same completed electrical project in New York in the Specialty Contractors segment that resulted in a $17.8 million non-cash charge in 2022 associated with the partial reversal by an appellate court of previously awarded legal damages and the absence in 2022 of $16.3 million of favorable adjustments in 2021 on a Civil segment mass-transit project. These favorable adjustments in 2021 were partially offset by the impact in 2021 of unfavorable adjustments on the aforementioned transportation project in the Northeast totaling $63.2 million ($19.0 million and $17.6 million on the project’s mechanical and electrical components, respectively, impacting the Specialty Contractors segment, and $26.6 million split evenly between the Civil and Building segments), and $16.2 million from changes in estimates on an electrical mass-transit project in New York in the Specialty Contractors segment.
The effective income tax rate for 2022 was 28.1% compared to 16.0% for 2021. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.
Diluted loss per common share for 2022 was $4.09 compared to diluted earnings per common share of $1.79 for 2021. The decrease in 2022 was principally due to the factors discussed above that drove the decrease in income (loss) from construction operations.
Consolidated new awards in 2022 were $3.5 billion compared to $4.5 billion in 2021. The Civil and Building segments were the primary contributors to the new award activity in 2022. Significant new awards in 2022 included $466 million of additional funding for a mass-transit project in California; the $260 million Eagle Mountain - Woodfibre Gas Pipeline project in British Columbia, Canada; $211 million of additional funding for two educational facility projects in California; $126 million for a military facilities project in Puerto Rico; $118 million of additional funding for a mass-transit project in the Midwest; and a $107 million military housing project in Guam.
Consolidated backlog as of December 31, 2022 was $7.9 billion, down modestly compared to $8.2 billion as of December 31, 2021. Backlog for both 2021 and 2022 was negatively impacted by several factors discussed above, including the COVID-19 pandemic due to reduced bidding and proposal activity. As of December 31, 2022, the mix of backlog by segment was 56% for Civil, 28% for Building and 16% for Specialty Contractors, compared to 55% for Civil, 28% for Building and 17% for Specialty Contractors at the end of 2021.
The Company had certain large Civil segment projects in the Northeast that were completed or were nearing completion in 2022. The Company has several pending significant new projects with contract awards expected in 2023 totaling a combined value that could exceed $3 billion. However, the timing and magnitude of revenue contributions from these prospective projects may not fully offset revenue reductions associated with the projects that have been completed or are nearing completion. In addition, the COVID-19 pandemic resulted in significant revenue shortfalls for certain state and local government agencies since 2020, and it could continue to cause deferrals or cancellations of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of funding from the federal government, including anticipated funding from the BIL.
Most projects in the Civil segment’s backlog typically convert to revenue over a period of three to five years and in the Building and Specialty Contractors segments over a period of one to three years. We estimate that approximately $4 billion, or 45%, of our backlog as of December 31, 2022 will be recognized as revenue in 2023.
The following table presents the changes in backlog in 2022:

(in millions)	Backlog at December 31, 2021	New Awards in 2022(a)	Revenue Recognized in 2022	Backlog at December 31, 2022(b)
Civil	$4,553.5	$1,597.7	$(1,734.9)	$4,416.3
Building	2,308.9	1,157.3	(1,242.6)	2,223.6
Specialty Contractors	1,373.2	729.3	(813.3)	1,289.2
Total	$8,235.6	$3,484.3	$(3,790.8)	$7,929.1
_____________________________________________________________________________________________________________
(a)New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(b)Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 3 of the Notes to Consolidated Financial Statements. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog sometimes may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that we will proceed with our work on the project (e.g., adequate funding is in place, we have received a notice of intent to award a contract, etc.).
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
In elections over the past decade, voters in 44 states have approved 85% of nearly 3,000 state and local ballot measures, raising an estimated $342 billion in new and renewed revenue funding for transportation investments. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved in 2016 and is expected to generate $120 billion of funding over 40 years. In addition, California's Senate Bill 1, which was signed into law in 2017, is providing an average of $5.4 billion annually through 2027 for various transportation, mass-transit and bridge projects. Interest rates have risen over the past year, as anticipated, but are still at levels which we believe remain conducive to continued spending on various types of projects. However, if borrowing rates continue to increase, they could reach levels that may negatively impact demand, particularly for certain Building segment end markets which tend to be more closely correlated to economic conditions.
The BIL was enacted into law on November 15, 2021, and it provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The law marks the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the next 10 years, and much of it is allocated for investment in end markets that are directly aligned with the Company’s market focus. Accordingly, the Company believes that this significant level of sustained, incremental funding will favorably impact the Company’s current work and prospective opportunities over the next decade, as initial funds have begun flowing to project owners and substantially increased funding from the BIL is expected to occur over the next several years.
For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below:
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021
Revenue	$1,734.9	$2,095.8
Income from construction operations	21.1	266.2

Revenue for 2022 decreased 17% compared to 2021, primarily due to reduced project execution activities on certain mass-transit, transportation and bridge projects in California, the Northeast and the Midwest, respectively, that are completed or nearing completion, partially offset by increased activities on certain projects in the Midwest and California. Revenue for both 2021 and 2022 was also reduced by a lower level of new awards partly due to the impact of the COVID-19 pandemic, the Company’s lack of success in its pursuit of certain large prospective Civil segment projects in the second half of 2021, certain projects for which the Company was the lowest bidder but no contract was awarded due to customer budget constraints, and revenue reductions associated with the various unfavorable impacts discussed in the paragraph below.
Income from construction operations for 2022 decreased 92% compared to 2021 due to various factors, including the lower profitability associated with the temporary unfavorable impact of $38.8 million resulting from the successful negotiation of significant lower margin (and lower risk) change orders on a mass-transit project in California (where the temporary reduction to earnings is expected to reverse itself over the remaining life of the project), the $26.2 million unfavorable non-cash impact related to a completed highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling, the $25.5 million unfavorable non-cash impact related to the adverse legal judgment on a dispute related to a completed bridge project in New York, the $16.2 million unfavorable non-cash impact related to the settlement of a long-disputed, completed project in Maryland, the $13.1 million charge due to inefficiencies and cost overruns and the $11.6 million unfavorable non-cash settlement impact, both related to another mass-transit project in California and the $10.0 million non-cash impact related to an unfavorable adjustment resulting from an adverse legal decision on a mass-transit project in the Northeast. These unfavorable impacts were partially offset by the favorable impact of a project close-out adjustment of $12.7 million on a bridge project in the Midwest. Other factors that contributed to the decrease in income from construction operations included the absence in 2022 of certain favorable adjustments in 2021, including a $29.0 million favorable adjustment on a mass-transit project in California and $16.3 million of favorable adjustments on a mass-transit project in the Midwest. In addition, the income from construction operations for both 2022 and 2021 were similarly unfavorably impacted by adjustments due to changes in estimates on a transportation project in the Northeast ($15.7 million in 2022 and $13.3 million in 2021). Income from construction operations in 2022 was also negatively impacted due to the reduced revenue volume discussed above.
Operating margin was 1.2% for 2022 compared to 12.7% in 2021. The decrease in operating margin for 2022 was primarily due to the factors discussed above that drove the decrease in income from construction operations.
New awards in the Civil segment totaled $1.6 billion in 2022 compared to $1.9 billion in 2021. New awards in 2022 included $466 million of additional funding for a mass-transit project in California; the $260 million Eagle Mountain - Woodfibre Gas Pipeline project in British Columbia, Canada; $118 million of additional funding for a mass-transit project in the Midwest; and several projects in Guam, including a $107 million military housing project, an $84 million wharf improvement project and two other military facilities projects valued at $73 million and $49 million. The COVID-19 pandemic has caused significant revenue shortfalls for certain state and local government agencies since 2020, and it could continue to cause deferrals or cancellations of certain new projects, depending on the allocation and prioritization of state and local funding, as well as the availability, timing and magnitude of funding from the federal government, including anticipated funding from the BIL. The Company is pursuing and expects to win its share of several large Civil segment projects in 2023.
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
Backlog for the Civil segment was $4.4 billion as of December 31, 2022, down slightly compared to $4.6 billion as of December 31, 2021. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures and the BIL, and by public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects, but the timing of new awards remains uncertain.
Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021
Revenue	$1,242.6	$1,428.1
Income from construction operations	7.2	28.7
Revenue for 2022 decreased 13% compared to 2021, primarily due to reduced project execution activities on various projects in California, Oklahoma and the Northeast that are completed or nearing completion, partially offset by contributions from certain newer projects in California. Revenue for both 2021 and 2022 was also reduced by the aforementioned COVID-19 impacts.
Income from construction operations for 2022 decreased 75% compared to 2021, primarily due to reduced project execution activities on a transportation project in the Northeast that is nearing completion and the $11.3 million impact related to an adverse legal decision on a hospitality project in Florida. In addition, the income from construction operations for both 2022 and 2021 were similarly unfavorably impacted by adjustments due to changes in estimates on the same transportation project in the Northeast ($15.7 million in 2022 and $13.3 million in 2021).
Operating margin was 0.6% in 2022 compared to 2.0% in 2021. The decrease in operating margin was driven by the factors mentioned above that drove the lower revenue and income from construction operations.

New awards in the Building segment totaled $1.2 billion in 2022 compared to $2.0 billion in 2021. New awards in 2022 included $211 million of additional funding for two educational facility projects in California; a $126 million military facility project in Puerto Rico; a $95 million educational facility project in California; an $85 million military housing project in Alaska; and a $78 million health care project in California. The lingering effects of the COVID-19 pandemic, including the proliferation of remote and hybrid work, as well as slowing economic conditions caused by higher inflation and rising interest rates, could continue to result in certain delayed or even canceled building project opportunities, particularly in the corporate office end market. However, other building end markets, such as correctional facilities, health care, education, and hospitality and gaming, continue to show strong demand for new and renovated facilities.
New awards in 2021 included the Cedars-Sinai Marina del Rey Hospital in California (contract value undisclosed); the $471 million LAX Airport Metro Connector project; the $269 million Yountville Veterans Home in California; and the $152 million Santa Rosa Courthouse project in California.
Backlog for the Building segment was $2.2 billion as of December 31, 2022, down slightly compared to $2.3 billion as of December 31, 2021. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations. However, as discussed above, there could continue to be reduced demand for our services in certain building end markets.
Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021
Revenue	$813.3	$1,118.0
Loss from construction operations	(168.0)	(10.0)
Revenue for 2022 decreased 27% compared to 2021, primarily due to reduced project execution activities on the electrical and mechanical components of a transportation project in the Northeast that is nearing completion, reduced project execution activities on various other electrical and mechanical projects in the Northeast and California that are completed or nearing completion, as well as revenue reductions associated with the various unfavorable impacts discussed in the paragraph below. Revenue for both 2021 and 2022 was also reduced by the aforementioned COVID-19 impacts.
Loss from construction operations for 2022 was $168.0 million compared to $10.0 million for 2021. The change in loss from construction operations was due to various factors discussed above in the section titled Operating Results, including the $43.2 million non-cash impact from an unfavorable adjustment related to an adverse appellate court decision involving the electrical component of a completed mass-transit project in New York, the $17.8 million unfavorable impact associated with the partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York, the $11.3 million non-cash impact related to settlement negotiations on a mechanical project in New York and the $11.1 million charge related to another mechanical project in New York. The volume reduction mentioned above also contributed to the increase in loss from construction operations, as did the absence of a $20.1 million prior-year favorable adjustment that resulted from damages awarded by the trial court’s ruling on the same completed electrical project in New York that resulted in a $17.8 million non-cash charge (due to a partial appellate court reversal) in 2022, partially offset by the unfavorable prior-year impact of $16.2 million from changes in estimates on an electrical mass-transit project in New York. The loss from construction operations for both 2022 and 2021 were similarly unfavorably impacted by adjustments including $36.1 million in 2022 related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical component of a transportation project in the Northeast, the $10.1 million impact in 2022 on this same project due to growth in unapproved change orders that reduced the project’s percentage of completion and profit margin, and unfavorable adjustments in 2021 of $19.0 million and $17.6 million on the mechanical and electrical components of the same project, respectively, due to changes in estimates that included charges and/or the negative impact to earnings from growth in unapproved change orders.
Operating margin was (20.7)% in 2022 compared to (0.9)% in 2021. The decrease in operating margin was mainly attributable to the aforementioned factors that drove the larger loss from construction operations in 2022.
New awards in the Specialty Contractors segment totaled $729 million in 2022 compared to $631 million in 2021. The increase in new awards in 2022 was due in part to fewer lingering impacts from the COVID-19 pandemic as compared to the prior year, as project bidding and awarding activities resumed. However, the COVID-19 pandemic has resulted in, and could continue to result in, reduced demand from certain customers, particularly in New York, that continue to experiencing funding constraints.

New awards in 2021 were mostly comprised of $370 million for various electrical and mechanical projects in the Northeast, and $260 million for various electrical and mechanical projects in Florida, Texas and California.
Backlog for the Specialty Contractors segment was $1.3 billion as of December 31, 2022, down modestly compared to $1.4 billion as of December 31, 2021. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. In addition, the segment remains well-positioned to capture its share of new projects, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $62.2 million in 2022 compared to $58.0 million in 2021. The increase in corporate general and administrative expenses in 2022 compared to 2021 was predominantly due to higher compensation-related expenses.
Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Year Ended December 31,
(in millions)	2022	2021
Other income, net	$6.7	$2.0
Interest expense	(69.6)	(69.0)
Income tax (expense) benefit	75.1	(25.6)
Other income, net increased by $4.7 million in 2022 compared to 2021 primarily due to interest earned on federal income tax receivable balances.

Interest expense increased $0.6 million in 2022 compared to 2021. Cash interest expense increased $2.7 million in 2022 compared to 2021 primarily due to interest rate increases, partially offset by $2.1 million in lower amortization of debt discounts and debt issuance costs, as well as lower average outstanding debt balances.

The effective income tax rate was 28.1% for 2022 compared to 16.0% for 2021. In periods reporting pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company). The tax benefits in 2022 that increased the tax rate compared to 2021 were primarily earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of federal benefits). In addition, the 2021 effective income tax rate reflects an $8.2 million benefit related to a federal claim of right tax credit, which contributed to the lower effective income tax rate. For a further discussion of income taxes, refer to Note 5 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175 million and available cash balances as of December 31, 2022, will be sufficient to fund any working capital needs and debt maturities for the next 12 months and beyond, including the expected prepayment of $44.0 million on the Term Loan B in the second quarter of 2023 due to a prepayment requirement in the Credit Agreement as a result of the Company generating “excess” cash flow in 2022, as discussed below in Debt. Despite our record operating cash flow for the year ended December 31, 2022 (as discussed below in Cash and Working Capital), liquidity has been and could continue to be constrained by the follow-on impacts of the COVID-19 pandemic, which delayed bidding activities and awards of certain large civil projects, as well as the associated cash collection opportunities. We are also still pursuing COVID-19-related cost recoveries from certain customers. Our liquidity was also adversely impacted by the Company’s lack of success in its pursuit of certain large prospective Civil segment projects in the second half of 2021, as well as by instances where the Company was the lowest bidder but no contract was awarded due to customer budget constraints. In addition, as discussed above in Executive Overview - COVID-19 Update, the COVID-19 pandemic delayed court and arbitration schedules and also hindered the Company’s ability to resolve certain unapproved work. We believe that future funding from the BIL and increasing revenue to government customers as travel and commuting levels rise, as discussed above, could offset or mitigate these and other possible lingering future negative impacts from the COVID-19 pandemic, though it remains difficult to predict any of these factors. Furthermore, the backlog of accumulated court and arbitration proceedings that grew as a result of the pandemic during 2020 and 2021 has begun to recede, with certain disputes having been resolved in 2022 and other settlement conferences and trial dates now scheduled or being scheduled. In addition, certain disputes and related collection delays were resolved during the latter part of 2021, as well as during 2022. We experienced substantially improved operating cash flows in 2022 compared to 2021 and expect strong operating cash flows to continue into 2023, based on projected cash collections, both from project execution activities and the resolution of additional outstanding claims and unapproved change orders. The Company expects that its recent strategic decision to emphasize accelerating settlements and collections, primarily in the Specialty Contractors segment in New York, as discussed above, will contribute to operating cash generation in 2023.
Cash and Working Capital
Cash and cash equivalents were $259.4 million as of December 31, 2022 compared to $202.2 million as of December 31, 2021. Cash immediately available for general corporate purposes was $47.7 million and $60.2 million as of December 31, 2022 and 2021, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $106.0 million as of December 31, 2022 compared to $93.6 million as of December 31, 2021. Restricted cash and restricted investments at December 31, 2022 were primarily held to secure insurance-related contingent obligations.
During the year ended December 31, 2022, net cash provided by operating activities was $207.0 million, compared to net cash used in operating activities of $148.5 million in 2021, representing an increase of $355.5 million compared to 2021. The operating cash flow for 2022 was the largest result for any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008. The record operating cash flow in 2022 was primarily due to a decrease in investments in project working capital partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to improved collection activity, as reflected by a decrease in accounts receivable and an increase in billings in excess of costs and estimated earnings. During the year ended December 31, 2021, net cash used in operating activities was $148.5 million due primarily to investments in project working capital, partially offset by cash generated from earnings sources. The increase in working capital in 2021 primarily reflected a decrease in accounts payable due to timing of payments to suppliers and subcontractors and an increase in costs and estimated earnings in excess of billings (“CIE”). The increase in CIE was primarily due to the follow-on impacts of the COVID-19 pandemic, which caused delays in the negotiation and resolution of certain claims and unapproved change orders (due to the postponement or deferrals of certain legal and arbitration proceedings and settlement discussions), and constrained customers’ revenue and funding sources, thereby limiting their budgetary discretion to pay the Company for changes approved in scope but for which pricing was pending.
As noted above, cash flow from operating activities increased $355.5 million when comparing 2022 with 2021. The significant increase was primarily driven by a decrease in investment in working capital in 2022 compared to an increase in 2021. The decrease was largely due to improved collection activity, including collections associated with the continued resolution of certain claims and unapproved change orders that previously required the use of cash, as well as a smaller decrease in accounts payable in 2022 as compared to 2021 due primarily to the timing of payments to vendors and subcontractors. The increase driven by the changes in investment in working capital was partially offset by changes in cash from earnings sources.
During 2022 and 2021, we used $65.6 million and $37.3 million of net cash in investing activities, respectively. The net cash used in investing activities for 2022 and 2021 was primarily due to the acquisition of property and equipment (i.e., capital expenditures), which totaled $59.8 million and $38.6 million, respectively. The increase in capital expenditures in 2022 was primarily due to higher capital expenditures in 2022 related to project-specific equipment funded directly by our customers.
During 2022, net cash used in financing activities was $78.9 million, which was primarily driven by net repayment of borrowings of $38.3 million and $47.4 million of cash distributions to noncontrolling interests, partially offset by $8.7 million of cash contributions from noncontrolling interests. During 2021, net cash used in financing activities was $54.7 million, which was primarily driven by net repayment of borrowings of $37.0 million and $22.7 million of cash distributions to noncontrolling interests, partially offset by $7.0 million of cash contributions from noncontrolling interests.
As of December 31, 2022, we had working capital of $1.7 billion, a ratio of current assets to current liabilities of 1.87 and a ratio of debt to equity of 0.66 compared to working capital of $2.1 billion, a ratio of current assets to current liabilities of 2.17 and a ratio of debt to equity of 0.59 at December 31, 2021.

Debt
Summarized below are the key terms of our debt as of December 31, 2022. For additional information, refer to Note 7 of the Notes to Consolidated Financial Statements, as applicable.
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “Revolver”), with sublimits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027 and the Revolver will mature on August 18, 2025, in each case, unless any of the 2017 Senior Notes are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), in which case, both the Term Loan B and the Revolver will mature on January 30, 2025 (subject to certain further exceptions).
The 2020 Credit Agreement requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). At December 31, 2022, included in current maturities of long-term debt in the accompanying Consolidated Balance Sheets is an expected $44.0 million prepayment of principal on the Term Loan B that will become due in the second quarter of 2023. The prepayment results from our record operating cash flow in 2022, which produced “excess” cash flow under the terms of the 2020 Credit Agreement, as discussed above.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which increased during 2022 due to changes in market conditions that resulted in increases in LIBOR, in the case of the Term Loan B, and the administrative agent’s prime lending rate in the case of the Revolver. The average borrowing rates on the Term Loan B and the Revolver for the year ended December 31, 2022 were approximately 6.7% and 8.8%, respectively. At December 31, 2022, the borrowing rates on the Term Loan B and the Revolver were 9.1% and 11.3%, respectively. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 7 of the Notes to Consolidated Financial Statements.
The table below presents our actual and required first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
December 31, 2022
	Actual	Required
First lien net leverage ratio	3.36 to 1.00	< or = 3.50 : 1.00

On October 31, 2022, the 2020 Credit Agreement was amended to set the maximum First Lien Net Leverage Ratio covenant level to 2.75:1.00 (from 2.25:1.00), effective the fiscal quarter ending September 30, 2022, and subsequently stepping back down to 2.25:1.00 beginning the fiscal quarter ending June 30, 2023. On March 10, 2023, the 2020 Credit Agreement was further amended to set the maximum First Lien Net Leverage Ratio covenant level to 3.50:1.00, effective the fiscal quarter ended December 31, 2022 and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of December 31, 2022, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.

2017 Senior Notes
On April 20, 2017, the Company issued $500 million in aggregate principal amount of 6.875% Senior Notes due May 1, 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually in May and November of each year, beginning in November 2017.
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $37.0 million and $41.7 million at December 31, 2022 and 2021, respectively, with interest rates ranging from 2.54% to 7.32% with equal monthly installment payments over periods up to 5 years. The aggregate balance of mortgage loans was approximately $11.6 million and

$14.6 million at December 31, 2022 and 2021, respectively, with interest rates ranging from a fixed 2.25% to Secured Overnight Financing Rate (“SOFR”) plus 2.00% and monthly installment payments over periods up to 10 years.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2022 include:
•Debt obligations of $972.4 million (of which $70.3 million are due in 2023) and interest payments of $240.8 million (of which $71.3 million are due in 2023) based on rates in effect as of December 31, 2022. See Note 7 of the Notes to Consolidated Financial Statements for further detail of our debt and the timing of expected future principal and interest payments.
•Operating lease obligations of $103.5 million (of which $12.4 million are due in 2023). See Note 9 of the Notes to Consolidated Financial Statements for further detail of our lease obligations and the timing of expected future payments.
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
See Executive Overview and Results of Segment Operations sections for further discussion and quantification of material charges related to changes in estimates resulting from legal judgments or decisions, settlements and other project charges.
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
During the fourth quarter of 2022, we conducted our annual goodwill impairment test and determined that goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its net book value by a significant amount. However, there is a risk of goodwill impairment if future events are less favorable than what we assumed or estimated in our impairment analysis.
The Company has considered relevant events and circumstances since the annual goodwill impairment test, including, but not limited to, an examination of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance by each reporting unit, other relevant entity-specific events, and trends in the stock prices of the Company and its peers. In considering the totality of qualitative factors known as of the reporting date, we determined that no triggering events occurred or circumstances changed since our October 1, 2022 annual test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated. These events and circumstances include, but are not limited to, changes in the overall financial performance of the Civil reporting unit and other quantitative and qualitative factors specific to the Civil reporting unit which indicate potential triggering events that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in interest rates. Borrowings under our 2020 Credit Agreement and certain other debt obligations have variable interest rates subject to interest rate risk. See Note 7 of the Notes to Consolidated Financial Statements for further discussion of our 2020 Credit Agreement. We had approximately $422.4 million and $453.9 million of borrowings with variable interest rates as of December 31, 2022 and 2021, respectively. If short-term floating interest rates on these borrowings were to change by 0.50% and our variable indebtedness were to remain unchanged, interest expense would increase or decrease by approximately $2.1 million for the next twelve months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act, as of December 31, 2022 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting — Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting for the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 15, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Los Angeles, California
March 15, 2023

ITEM 9B. OTHER INFORMATION
On March 10, 2023, Tutor Perini Corporation amended its 2020 Credit Agreement (“the Amendment”). The Amendment does not change the total commitments or the maturity under the 2020 Credit Agreement. The Amendment modified certain provisions of the 2020 Credit Agreement, including, among other things, setting the maximum First Lien Net Leverage Ratio covenant level solely applicable to the Revolver to 3.50:1.00, effective the fiscal quarter ended December 31, 2022 and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter, in each case, subject to compliance with certain conditions as more fully set forth in the Amendment.
The foregoing description of the Amendment does not constitute a complete summary and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.33.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2022 under the sections entitled Board of Directors, Information About the Board of Directors, Corporate Governance and Executive Officers.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2022 under the sections entitled Executive Officers, Compensation Discussion and Analysis, Executive Compensation, Pay Versus Performance, CEO Pay Ratio Disclosure and Director Compensation.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information for 2022
As of December 31, 2022, the Company’s share-based compensation plan had outstanding securities and securities available to be awarded as follows:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,731,935	$22.93	1,442,121
Equity compensation plans not approved by security holders	—	—	—
Total	2,731,935	$22.93	1,442,121
Additional information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2022 under the sections entitled Ownership of Common Stock by Directors, Executive Officers and Principal Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2022 under the sections entitled Information About the Board of Directors, Corporate Governance and Certain Relationships and Related Party Transactions.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2022 under the section entitled Fees Paid to Audit Firm.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Tutor Perini Corporation and Subsidiaries
(a) List of Documents Filed as a Part of This Report.
1.           Financial Statements:
Our Consolidated Balance Sheets as of December 31, 2022 and 2021 and our Consolidated Statements of Operations, Comprehensive Income (Loss), Cash Flows, and Changes in Equity for each of the three years in the period ended December 31, 2022 and the Notes thereto, together with the Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) on those Consolidated Financial Statements are hereby filed as part of this Annual Report on Form 10-K, beginning on page F-1.
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

3.2	Fourth Amended and Restated By-Laws of Tutor Perini Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 10, 2023).
Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures
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

10.20	Fourth Amendment to Fontana Property Lease Agreement, dated November 7, 2022, by and among Tutor Perini Corporation and Aliaron Investments, Ltd.
10.21*
Amended and Restated Employment Agreement, dated November 1, 2016, by and between James A. Frost and Tutor Perini Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2016).

10.22*	Employment Agreement, dated September 6, 2017, by and between Tutor Perini Corporation and Gary G. Smalley (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2017).
10.23*	Employment Offer Letter, dated June 12, 2018, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 7, 2018).
10.24*
Separation Benefits Agreement, dated September 17, 2019, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2019).

10.25*
Amended and Restated Employment Agreement, dated August 2, 2021, by and between Tutor Perini Corporation and Michael Smithson (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2022).

10.26*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 4, 2022).

10.27*	Form of Restricted Stock Unit Award Agreement with Guarantee (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 4, 2022).
10.28*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on May 4, 2022).
10.29*	Form of Cash-Settled Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 4, 2022).
10.30
Credit Agreement, dated as of August 18, 2020, among Tutor Perini Corporation, BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 19, 2020).

10.31*	Letter Agreement, dated November 2, 2022, by and between Tutor Perini Corporation and James A. Frost (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2022).
10.32	First Amendment to Credit Agreement, dated as of October 31, 2022 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2022).
10.33	Second Amendment to Credit Agreement, dated as of March 10, 2023.
Exhibit 21	Subsidiaries of Tutor Perini Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 24	Power of Attorney executed by members of the Company’s Board of Directors allowing certain individuals to sign the Company’s Form 10-K on their behalf.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 95	Mine Safety Disclosure.
Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
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

Tutor Perini Corporation
(Registrant)

Date: March 15, 2023	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

● Principal Executive Officer and Director

/s/ Ronald N. Tutor
Ronald N. Tutor	Chairman and Chief Executive Officer	March 15, 2023

● Principal Financial Officer

/s/ Gary G. Smalley
Gary G. Smalley	Executive Vice President and Chief Financial Officer	March 15, 2023

● Principal Accounting Officer

/s/ Ryan J. Soroka
Ryan J. Soroka	Vice President and Chief Accounting Officer	March 15, 2023

● Other Directors

Peter Arkley	)
Jigisha Desai	)
Sidney J. Feltenstein	)
Michael F. Horodniceanu	)	/s/ Gary G. Smalley
Michael R. Klein	)	Gary G. Smalley
Robert C. Lieber	)	Attorney in Fact
Dennis D. Oklak	)
Raymond R. Oneglia	)
Dale A. Reiss	)	Dated: March 15, 2023

TUTOR PERINI CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 15, 2023
We have served as the Company's auditor since 2002.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per common share amounts)	2022	2021	2020
REVENUE	$3,790,755	$4,641,830	$5,318,763
COST OF OPERATIONS	(3,761,143)	(4,175,439)	(4,832,610)
GROSS PROFIT	29,612	466,391	486,153
General and administrative expenses	(234,376)	(239,587)	(223,809)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(204,764)	226,804	262,344
Other income (expense)	6,732	2,004	(11,853)
Interest expense	(69,638)	(69,026)	(76,212)
INCOME (LOSS) BEFORE INCOME TAXES	(267,670)	159,782	174,279
Income tax (expense) benefit	75,098	(25,632)	(21,942)
NET INCOME (LOSS)	(192,572)	134,150	152,337
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	17,437	42,225	43,943
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(210,009)	$91,925	$108,394
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(4.09)	$1.80	$2.14
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(4.09)	$1.79	$2.12
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	51,324	51,017	50,656
DILUTED	51,324	51,369	51,077
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2022	2021	2020
NET INCOME (LOSS)	$(192,572)	$134,150	$152,337

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	5,229	6,221	(6,261)
Foreign currency translation adjustments	(2,795)	(325)	279
Unrealized gain (loss) in fair value of investments	(8,108)	(2,650)	1,571
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5,674)	3,246	(4,411)

COMPREHENSIVE INCOME (LOSS)	(198,246)	137,396	147,926
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	15,165	42,365	44,173
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(213,411)	$95,031	$103,753
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share amounts)	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($168,408 and $102,679 related to VIEs)	$259,351	$202,197
Restricted cash	14,480	9,199
Restricted investments	91,556	84,355
Accounts receivable ($54,040 and $116,415 related to VIEs)	1,171,085	1,454,319
Retention receivable ($187,615 and $162,259 related to VIEs)	585,556	568,881
Costs and estimated earnings in excess of billings ($83,911 and $143,105 related to VIEs)	1,377,528	1,356,768
Other current assets ($33,340 and $43,718 related to VIEs)	179,215	186,773
Total current assets	3,678,771	3,862,492
PROPERTY AND EQUIPMENT:
Land	44,433	40,175
Building and improvements	124,429	116,146
Construction equipment	590,089	580,909
Other equipment	181,649	175,832
	940,600	913,062
Less accumulated depreciation	(505,512)	(483,417)
Total property and equipment, net ($22,133 and $2,203 related to VIEs)	435,088	429,645
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	70,542	85,068
OTHER ASSETS	153,256	142,550
TOTAL ASSETS	$4,542,800	$4,724,898
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$70,285	$24,406
Accounts payable ($36,484 and $96,097 related to VIEs)	495,345	512,056
Retention payable ($44,859 and $37,007 related to VIEs)	246,562	268,945
Billings in excess of costs and estimated earnings ($480,839 and $355,270 related to VIEs)	975,812	761,689
Accrued expenses and other current liabilities ($5,082 and $8,566 related to VIEs)	179,523	210,017
Total current liabilities	1,967,527	1,777,113
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $13,980 and $17,109	888,154	969,248
DEFERRED INCOME TAXES	4,649	70,989
OTHER LONG-TERM LIABILITIES	240,486	233,828
TOTAL LIABILITIES	3,100,816	3,051,178
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Stockholders' equity:
Preferred stock – authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock – authorized 112,500,000 shares ($1 par value), issued and outstanding 51,521,336 and 51,095,706 shares	51,521	51,096
Additional paid-in capital	1,140,933	1,133,150
Retained earnings	304,301	514,310
Accumulated other comprehensive loss	(47,037)	(43,635)
Total stockholders' equity	1,449,718	1,654,921
Noncontrolling interests	(7,734)	18,799
TOTAL EQUITY	1,441,984	1,673,720
TOTAL LIABILITIES AND EQUITY	$4,542,800	$4,724,898
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(192,572)	$134,150	$152,337
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	49,838	82,732	74,879
Amortization of intangible assets	14,526	35,497	32,155
Share-based compensation expense	9,065	11,642	11,833
Change in debt discounts and deferred debt issuance costs	3,697	5,756	20,153
Deferred income taxes	(79,449)	(13,887)	48,253
(Gain) loss on sale of property and equipment	145	2,639	(1,673)
Changes in other components of working capital	390,424	(422,227)	(169,976)
Other long-term liabilities	14,317	14,766	4,352
Other, net	(3,020)	478	459
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	206,971	(148,454)	172,772

Cash Flows from Investing Activities:
Acquisition of property and equipment	(59,780)	(38,594)	(54,781)
Proceeds from sale of property and equipment	8,599	7,245	14,550
Investments in securities	(23,948)	(30,761)	(31,331)
Proceeds from maturities and sales of investments in securities	9,493	24,771	25,204
NET CASH USED IN INVESTING ACTIVITIES	(65,636)	(37,339)	(46,358)

Cash Flows from Financing Activities:
Proceeds from debt	693,757	740,743	1,301,282
Repayment of debt	(732,101)	(777,762)	(1,119,887)
Cash payments related to share-based compensation	(1,734)	(1,989)	(1,397)
Distributions paid to noncontrolling interests	(47,386)	(22,655)	(48,467)
Contributions from noncontrolling interests	8,688	7,000	3,000
Debt issuance, extinguishment and modification costs	(124)	—	(11,194)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(78,900)	(54,663)	123,337

Net increase (decrease) in cash, cash equivalents and restricted cash	62,435	(240,456)	249,751
Cash, cash equivalents and restricted cash at beginning of year	211,396	451,852	202,101
Cash, cash equivalents and restricted cash at end of year	$273,831	$211,396	$451,852
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance - December 31, 2019	$50,279	$1,117,972	$313,991	$(42,100)	$(9,617)	$1,430,525
Net income	—	—	108,394	—	43,943	152,337
Other comprehensive income (loss)	—	—	—	(4,641)	230	(4,411)
Share-based compensation	—	11,928	—	—	—	11,928
Reacquisition of equity component from convertible note repurchase, net of taxes	—	(764)	—	—	—	(764)
Issuance of common stock, net	548	(1,751)	—	—	—	(1,203)
Contributions from noncontrolling interests	—	—	—	—	3,000	3,000
Distributions to noncontrolling interests	—	—	—	—	(48,467)	(48,467)
Balance - December 31, 2020	$50,827	$1,127,385	$422,385	$(46,741)	$(10,911)	$1,542,945
Net income	—	—	91,925	—	42,225	134,150
Other comprehensive income	—	—	—	3,106	140	3,246
Share-based compensation	—	8,848	—	—	—	8,848
Issuance of common stock, net	269	(3,083)	—	—	—	(2,814)
Contributions from noncontrolling interests	—	—	—	—	10,000	10,000
Distributions to noncontrolling interests	—	—	—	—	(22,655)	(22,655)
Balance - December 31, 2021	$51,096	$1,133,150	$514,310	$(43,635)	$18,799	$1,673,720
Net income (loss)	—	—	(210,009)	—	17,437	(192,572)
Other comprehensive loss	—	—	—	(3,402)	(2,272)	(5,674)
Share-based compensation	—	8,227	—	—	—	8,227
Issuance of common stock, net	425	(444)	—	—	—	(19)
Contributions from noncontrolling interests	—	—	—	—	5,688	5,688
Distributions to noncontrolling interests	—	—	—	—	(47,386)	(47,386)
Balance - December 31, 2022	$51,521	$1,140,933	$304,301	$(47,037)	$(7,734)	$1,441,984
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
(g) Recoverability of Goodwill
The Company tests goodwill for impairment annually as of October 1 for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. The Civil, Building and Specialty Contractors segments each represent a reporting unit, and the Civil reporting unit carried the remaining goodwill balance at December 31, 2022. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using a weighted average of an income and a market approach. These approaches utilize various valuation assumptions, and small changes to the assumptions could have a significant impact on the concluded fair value. The income approach is based on estimated present value of future cash flows for each reporting unit carrying a goodwill balance. The market approach is based on assumptions about how market data relates to each reporting unit carrying a goodwill balance. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit carrying a goodwill balance. The annual quantitative assessment performed in the fourth quarter of 2022 resulted in an estimated fair value that exceeded the net book value of the Civil reporting unit; therefore, no impairment charge was necessary.
(h) Recoverability of Non-Amortizable Trade Names
Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using an income approach (relief from royalty method). The assessment performed in the fourth quarter of 2022 resulted in an estimated fair value for the non-amortizable trade names that exceeded their respective net book values; therefore, no impairment charge was necessary.

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

	Year Ended December 31,
(in thousands, except per common share data)	2022	2021	2020
Net income (loss) attributable to Tutor Perini Corporation	$(210,009)	$91,925	$108,394

Weighted-average common shares outstanding, basic	51,324	51,017	50,656
Effect of dilutive restricted stock units and stock options	—	352	421
Weighted-average common shares outstanding, diluted	51,324	51,369	51,077

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$(4.09)	$1.80	$2.14
Diluted	$(4.09)	$1.79	$2.12
Anti-dilutive securities not included above	3,163	1,892	1,862
For the year ended December 31, 2022, all outstanding restricted stock units and stock options were excluded from the calculation of weighted-average diluted shares outstanding due to the net loss for the period.
(k) Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
(in thousands)	2022	2021
Cash and cash equivalents available for general corporate purposes	$47,711	$60,192
Joint venture cash and cash equivalents	211,640	142,005
Cash and cash equivalents	259,351	202,197
Restricted cash	14,480	9,199
Total cash, cash equivalents and restricted cash	$273,831	$211,396
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(l) Investments
The Company has investments consisting of 1) restricted investments primarily held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit; and 2) investments in lieu of retention. Investments in lieu of retention are recorded as a component of retention receivable on the accompanying Consolidated Balance Sheets.
The Company’s investments consist primarily of debt securities classified as available-for-sale (“AFS”), consisting of U.S. government agency securities, municipal bonds and corporate debt securities that are rated A3 or better (see Note 12). The Company’s AFS debt securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”), net of applicable taxes. Realized gains and losses from sales of AFS debt securities are included in other income (expense) in our Consolidated Statements of Operations.
Management evaluated the unrealized losses in AFS debt securities as of December 31, 2022 and December 31, 2021 to determine the existence of credit losses, considering credit ratings and other relevant information which may indicate that contractual cash flows are not expected to occur. The results of this evaluation indicated that the unrealized losses on AFS debt securities are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of December 31, 2022 and December 31, 2021.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, the Company has not recognized any impairment losses in earnings for the years ended December 31, 2022, 2021 or 2020.
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
CPSUs give the holder the right to exchange their stock units for cash based on the value of the Company’s common stock on the vesting date. These awards vest subject to service and market or performance conditions. CPSUs are classified as liability awards and are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings. The fair value of performance-based CPSUs is generally based on the closing price of the Company’s common stock on the NYSE at the measurement date, and adjusted for expected achievement of performance conditions. Since CPSUs are settled in cash and no shares are issued, these awards do not dilute equity.
Certain restricted stock unit, stock option and CPSU awards contain market condition components tied to the Company’s total shareholder return in relation to its peer companies, as calculated over a multi-year performance period (“TSR awards”). The fair value of the market-based awards is estimated using a Monte Carlo simulation model. Significant assumptions used in this simulation model include the Company’s expected volatility, a risk-free rate based on U.S. Treasury yield curve rates with maturities consistent with the performance period, and the volatilities for each of the Company’s peers.
Unrestricted stock awards are fully vested upon issuance with related compensation expense equal to the fair value of the award on the date of grant. The fair value of unrestricted stock is based on the closing price of the Company’s common stock on the NYSE.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For all awards with only a service-based vesting condition, the Company accounts for forfeitures upon occurrence, rather than estimating the probability of forfeiture at the date of grant. Accordingly, the Company recognizes the full grant-date fair value of these awards on a straight-line basis throughout the requisite service period, reversing any expense if, and only if, there is a forfeiture. Certain cash awards contain service-based vesting conditions with payouts indexed to the price of the Company’s common stock. These awards are classified as liability awards and are remeasured at fair value at the end of each reporting period.
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
(o) Other Comprehensive Income (Loss)
ASC 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation, and change in fair value of investments as components of AOCI.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022			2021			2020
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$7,230	$(2,001)	$5,229	$8,665	$(2,444)	$6,221	$(8,700)	$2,439	$(6,261)
Foreign currency translation adjustment	(3,351)	556	(2,795)	(508)	183	(325)	178	101	279
Unrealized gain (loss) in fair value of investments	(10,219)	2,111	(8,108)	(3,440)	790	(2,650)	2,015	(444)	1,571
Total other comprehensive income (loss)	$(6,340)	$666	$(5,674)	$4,717	$(1,471)	$3,246	$(6,507)	$2,096	$(4,411)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2,272)	—	(2,272)	140	—	140	230	—	230
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(4,068)	$666	$(3,402)	$4,577	$(1,471)	$3,106	$(6,737)	$2,096	$(4,641)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and noncontrolling interests during the years ended December 31, 2022, 2021 and 2020 were as follows:

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2019	$(37,826)	$(5,371)	$1,097	$(42,100)
Other comprehensive income (loss) before reclassifications	(7,993)	49	1,820	(6,124)
Amounts reclassified from AOCI	1,732	—	(249)	1,483
Balance as of December 31, 2020	$(44,087)	$(5,322)	$2,668	$(46,741)
Other comprehensive income (loss) before reclassifications	4,167	(465)	(2,372)	1,330
Amounts reclassified from AOCI	2,054	—	(278)	1,776
Balance as of December 31, 2021	$(37,866)	$(5,787)	$18	$(43,635)
Other comprehensive income (loss) before reclassifications	3,370	(1,454)	(7,273)	(5,357)
Amounts reclassified from AOCI	1,859	—	96	1,955
Balance as of December 31, 2022	$(32,637)	$(7,241)	$(7,159)	$(47,037)

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Loss in Fair Value of Investments	Accumulated Other Comprehensive Income (Loss)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2019	$—	$172	$—	$172
Other comprehensive income	—	230	—	230
Balance as of December 31, 2020	$—	$402	$—	$402
Other comprehensive income	—	140	—	140
Balance as of December 31, 2021	$—	$542	$—	$542
Other comprehensive loss	—	(1,341)	(931)	(2,272)
Balance as of December 31, 2022	$—	$(799)	$(931)	$(1,730)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statements of Operations during the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Component of AOCI:
Defined benefit pension plan adjustments(a)	$2,570	$2,861	$2,407
Income tax benefit(b)	(711)	(807)	(675)
Net of tax	$1,859	$2,054	$1,732

Unrealized (gain) loss in fair value of investment adjustments(a)	$121	$(352)	$(315)
Income tax expense (benefit)(b)	(25)	74	66
Net of tax	$96	$(278)	$(249)
___________________________________________________________________________________________________
(a)Amount included in other income (expense) on the Consolidated Statements of Operations.
(b)Amounts included in income tax (expense) benefit on the Consolidated Statements of Operations.
(p) Recent Accounting Pronouncements
There were no new accounting pronouncements issued by the FASB during the year ended December 31, 2022 and through the date of filing of this report that had or are expected to have a material impact on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.
2.    Consolidated Statements of Cash Flows
Below are the changes in other components of working capital as shown in the Consolidated Statements of Cash Flows, as well as the supplemental disclosures of cash paid for interest, income taxes and non-cash investing activities:

	Year Ended December 31,
(in thousands)	2022	2021	2020
(Increase) Decrease in:
Accounts receivable	$276,450	$(31,972)	$(104,901)
Retention receivable	(20,017)	78,618	(85,769)
Costs and estimated earnings in excess of billings	(20,760)	(120,034)	(113,190)
Other current assets	8,516	62,371	(49,468)
(Decrease) Increase in:
Accounts payable	(15,783)	(283,482)	111,912
Retention payable	(22,383)	(46,190)	62,954
Billings in excess of costs and estimated earnings	214,123	(77,533)	(5,168)
Accrued expenses and other current liabilities	(29,722)	(4,005)	13,654
Changes in other components of working capital	$390,424	$(422,227)	$(169,976)

Supplemental disclosures:
Interest paid	$64,764	$63,762	$57,038
Income taxes paid (refunded), net	$9,952	$(8,299)	$11,204

Non-cash investing activities:
Real property acquired in settlement of a receivable	$—	$—	$11,660
Receivable recognized from sale of subsidiary	$—	$4,163	$—

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$1,026,589	$1,417,196	$1,367,412
Bridges	265,130	238,345	306,161
Military defense facilities	258,028	194,701	146,969
Water	88,983	98,739	101,705
Other	96,152	146,779	277,652
Total Civil segment revenue	$1,734,882	$2,095,760	$2,199,899

	Year Ended December 31,
(in thousands)	2022	2021	2020
Building segment revenue by end market:
Municipal and government	$329,661	$291,629	$287,337
Commercial and industrial facilities	251,849	352,265	580,297
Health care facilities	178,997	64,042	117,968
Education facilities	140,514	159,929	173,472
Hospitality and gaming	137,640	338,998	474,329
Mass transit (includes transportation projects)	132,836	130,923	218,930
Other	71,074	90,316	132,308
Total Building segment revenue	$1,242,571	$1,428,102	$1,984,641

	Year Ended December 31,
(in thousands)	2022	2021	2020
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$350,005	$588,162	$592,430
Commercial and industrial facilities	166,286	139,751	152,868
Multi-unit residential	112,944	133,085	139,924
Water	79,553	90,887	73,769
Federal government	49,051	13,197	7,408
Education facilities	39,277	50,572	44,762
Other	16,186	102,314	123,062
Total Specialty Contractors segment revenue	$813,302	$1,117,968	$1,134,223

	Year Ended December 31, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,273,639	$461,193	$332,176	$2,067,008
Federal agencies	313,791	168,307	22,705	504,803
Private owners	147,452	613,071	458,421	1,218,944
Total revenue	$1,734,882	$1,242,571	$813,302	$3,790,755

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,791,531	$363,686	$481,255	$2,636,472
Federal agencies	205,080	189,508	47,724	442,312
Private owners	99,149	874,908	588,989	1,563,046
Total revenue	$2,095,760	$1,428,102	$1,117,968	$4,641,830

	Year Ended December 31, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,875,653	$534,449	$533,768	$2,943,870
Federal agencies	175,933	143,327	75,067	394,327
Private owners	148,313	1,306,865	525,388	1,980,566
Total revenue	$2,199,899	$1,984,641	$1,134,223	$5,318,763
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

	Year Ended December 31, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,441,547	$349,318	$675,461	$2,466,326
Guaranteed maximum price	1,142	595,907	15,875	612,924
Unit price	274,293	33	85,574	359,900
Cost plus fee and other	17,900	297,313	36,392	351,605
Total revenue	$1,734,882	$1,242,571	$813,302	$3,790,755

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,815,079	$336,128	$988,941	$3,140,148
Guaranteed maximum price	2,854	888,345	14,505	905,704
Unit price	268,377	(1,373)	96,782	363,786
Cost plus fee and other	9,450	205,002	17,740	232,192
Total revenue	$2,095,760	$1,428,102	$1,117,968	$4,641,830

	Year Ended December 31, 2020
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,792,765	$508,655	$1,010,973	$3,312,393
Guaranteed maximum price	1,829	1,136,782	15,417	1,154,028
Unit price	392,548	867	83,257	476,672
Cost plus fee and other	12,757	338,337	24,576	375,670
Total revenue	$2,199,899	$1,984,641	$1,134,223	$5,318,763
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
Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the year ended December 31, 2022 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $292.3 million for various projects, reflective of the net unfavorable impact of numerous legal judgments, settlements and other project charges in 2022. Refer to Note 14, Business Segments, for additional details on significant adjustments. Revenue was negatively impacted during the year ended December 31, 2021 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $37.5 million for various projects. Revenue was negatively impacted during the year ended December 31, 2020 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $77.0 million for various projects.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2022, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.4 billion, $2.2 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. As of December 31, 2021, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.6 billion, $2.2 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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
Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Retention receivable	$585,556	$568,881
Costs and estimated earnings in excess of billings:
Claims	677,367	833,352
Unapproved change orders	601,681	418,054
Other unbilled costs and profits	98,480	105,362
Total costs and estimated earnings in excess of billings	1,377,528	1,356,768
Capitalized contract costs	49,441	69,027
Total contract assets	$2,012,525	$1,994,676
Retention receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retention agreements vary from project to project, and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of December 31, 2022, the amount of retention receivable estimated by management to be collected beyond one year is approximately 47% of the balance.
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 8, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
earnings in excess of billings as of December 31, 2022 estimated by management to be collected beyond one year is approximately $706.0 million.
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the years ended December 31, 2022, 2021 and 2020, $57.1 million, $47.3 million and $46.7 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Retention payable	$246,562	$268,945
Billings in excess of costs and estimated earnings	975,812	761,689
Total contract liabilities	$1,222,374	$1,030,634
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected. As of December 31, 2022, the amount of retention payable estimated by management to be remitted beyond one year is approximately 36% of the balance.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the years ended December 31, 2022, 2021 and 2020 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $533.5 million, $638.7 million and $690.7 million, respectively.
5.    Income Taxes
Income (loss) before income taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
United States operations	$(288,954)	$118,749	$138,426
Foreign and U.S. territory operations	21,284	41,033	35,853
Total	$(267,670)	$159,782	$174,279

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax expense (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current expense (benefit):
Federal	$(1,653)	$20,052	$(36,159)
State	930	7,899	(1,282)
Foreign and U.S. territories	5,074	11,568	11,130
Total current expense (benefit):	4,351	39,519	(26,311)

Deferred expense (benefit):
Federal	(54,526)	(13,667)	38,667
State	(25,395)	36	10,608
Foreign and U.S. territories	472	(256)	(1,022)
Total deferred expense (benefit):	(79,449)	(13,887)	48,253
Total expense (benefit):	$(75,098)	$25,632	$21,942
The following table is a reconciliation of the Company’s income tax provision at the statutory federal tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2022		2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax expense (benefit) at statutory tax rate	$(56,211)	21.0%	$33,554	21.0%	$36,599	21.0%
State income taxes, net of federal tax benefit	(21,784)	8.1	8,301	5.2	8,518	4.9
Stock based compensation	1,227	(0.5)	87	0.1	3,185	1.8
Impact of federal tax law changes	—	—	—	—	(14,476)	(8.3)
Officers' compensation	2,840	(1.1)	3,664	2.3	2,486	1.4
Noncontrolling interests	(3,861)	1.4	(8,872)	(5.6)	(9,799)	(5.6)
Federal R&D credits	128	—	(1,105)	(0.7)	(3,007)	(1.7)
Foreign tax rate differences	(1,438)	0.5	(625)	(0.4)	1,491	0.9
Federal claim of right credit	—	—	(8,191)	(5.1)	—	—
Valuation allowance	7,991	(3.0)	—	—	—	—
Other	(3,990)	1.7	(1,181)	(0.8)	(3,055)	(1.8)
Income tax expense (benefit)	$(75,098)	28.1%	$25,632	16.0%	$21,942	12.6%
The Company’s provision for income taxes and effective tax rate for the year ended December 31, 2021 was favorably impacted by a federal claim of right tax credit resulting in a tax rate adjustment associated with an adverse 2019 jury verdict that rendered certain income recognized in 2016 at a 35% federal statutory income tax rate to be reversed in 2019 at a 21% federal statutory income tax rate.
The Company's provision for income taxes and effective tax rate for the year ended December 31, 2020 was significantly impacted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020. A provision in the CARES Act allowed net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, for the year ended December 31, 2020, the Company recognized tax benefits from carrying back its net operating tax loss generated in 2019 at a 21% federal statutory income tax rate to prior tax years when the federal statutory income tax rate was 35%.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of the significant components of the deferred tax assets and liabilities:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets:
Timing of expense recognition	$49,939	$28,710
Net operating losses	82,210	15,824
Goodwill	6,022	11,698
Other, net	24,105	13,125
Deferred tax assets	162,276	69,357
Valuation allowance	(8,846)	—
Net deferred tax assets	153,430	69,357

Deferred tax liabilities:
Intangible assets, due primarily to purchase accounting	(16,850)	(16,453)
Fixed assets	(66,130)	(70,128)
Construction contract accounting	(7,940)	(9,196)
Joint ventures	(32,983)	(26,764)
Other	(18,266)	(15,672)
Deferred tax liabilities	(142,169)	(138,213)

Net deferred tax assets (liabilities)	$11,261	$(68,856)
As of December 31, 2022, the Company had federal and various state net operating loss carryforwards of $206.9 million and $431.0 million, respectively. Federal net operating loss carryforwards do not have expiration dates, whereas the state net operating loss carryforwards have expiration dates ranging from 2023 to 2042. As of December 31, 2021, the Company had net operating loss carryforwards in various states totaling $166.0 million. As of December 31, 2022, the Company had federal and state tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. As of December 31, 2021, the Company had federal and state tax credit carryforwards of approximately $0.1 million and $2.6 million, respectively. The Company established a valuation allowance in 2022 as a result of the uncertainty with the future realization of certain carryforwards for capital losses, foreign tax credits and state net operating losses.
The net deferred tax assets (liabilities) are presented in the Consolidated Balance Sheets as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets	$15,910	$2,133
Deferred tax liabilities	(4,649)	(70,989)
Net deferred tax assets (liabilities)	$11,261	$(68,856)
The Company’s policy is to record interest and penalties on unrecognized tax benefits as an element of income tax expense. The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet. The total amount of gross unrecognized tax benefits as of December 31, 2022 that, if recognized, would impact the effective tax rate is $7.5 million. The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company accounts for its uncertain tax positions in accordance with GAAP. The following is a reconciliation of the beginning and ending amounts of these unrecognized tax benefits for the three years ended December 31, 2022:

	As of December 31,
(in thousands)	2022	2021	2020
Beginning balance	$7,539	$8,681	$5,682
Change in tax positions of prior years	(416)	(1,319)	2,286
Change in tax positions of current year	625	1,000	1,202
Reduction in tax positions for statute expirations	(223)	(823)	(489)
Ending balance	$7,525	$7,539	$8,681
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
6.    Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through December 31, 2022:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2020	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2020	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2020	205,143	—	—	205,143
2021 activity	—	—	—	—
Goodwill as of December 31, 2021	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of December 31, 2022(a)	$205,143	$—	$—	$205,143
_____________________________________________________________________________________________________________
(a)As of December 31, 2022, accumulated impairment was $867.8 million.
The Company performed its annual impairment test in the fourth quarter of 2022 and concluded goodwill was not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
The Company will continue to monitor events and circumstances for changes that indicate the Civil reporting unit goodwill would need to be reevaluated for impairment during future interim periods prior to the annual impairment test. These future events and circumstances include, but are not limited to, changes in the overall financial performance of the Civil reporting unit, as well as other quantitative and qualitative factors which could indicate potential triggering events for possible impairment.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets
Intangible assets consist of the following:

	As of December 31, 2022				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(25,886)	(23,232)	20,132	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(198,331)	$(113,067)	$70,542

	As of December 31, 2021				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)(a)	69,250	(23,650)	(23,232)	22,368	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,053)	(16,645)	102	12 years
Construction contract backlog	149,290	(137,102)	—	12,188	3 years
Total	$381,940	$(183,805)	$(113,067)	$85,068
___________________________________________________________________________________________________________
(a)In 2021, the Company sold an immaterial subsidiary, which had amortizable trade names with a gross cost of $5.1 million and a carrying value of $2.6 million at the time of sale.
Amortization expense related to amortizable intangible assets was $14.5 million, $35.5 million and $32.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Future amortization expense related to amortizable intangible assets will be approximately $2.2 million per year for the years 2023 through 2027, and $9.1 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2022. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the years ended December 31, 2022, 2021 or 2020.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Financial Commitments
Long-Term Debt
Long-term debt as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2022	2021
2017 Senior Notes	$497,289	$496,244
Term Loan B	404,169	406,335
Revolver	—	27,000
Equipment financing and mortgages	48,681	56,246
Other indebtedness	8,300	7,829
Total debt	958,439	993,654
Less: Current maturities(a)	70,285	24,406
Long-term debt, net	$888,154	$969,248
_____________________________________________________________________________________________________________
(a)Current maturities at December 31, 2022 includes an expected $44.0 million principal prepayment on the Term Loan B.
The following table reconciles the outstanding debt balances to the reported debt balances as of December 31, 2022 and 2021:

	As of December 31, 2022			As of December 31, 2021
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(2,711)	$497,289	$500,000	$(3,756)	$496,244
Term Loan B	415,438	(11,269)	404,169	419,688	(13,353)	406,335
The unamortized issuance costs related to the Revolver were $1.6 million and $2.1 million as of December 31, 2022 and 2021, respectively, and are included in other assets on the Consolidated Balance Sheets.
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “Revolver”), with sublimits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027 and the Revolver will mature on August 18, 2025, in each case, unless any of the 2017 Senior Notes are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), in which case, both the Term Loan B and the Revolver will mature on January 30, 2025 (subject to certain further exceptions).

The 2020 Credit Agreement permits the Company to repay any or all borrowings outstanding under the 2020 Credit Agreement at any time prior to maturity without penalty. The 2020 Credit Agreement requires the Company to make regularly scheduled payments of principal on the Term Loan B in quarterly installments equal to 0.25% of the initial principal amount of the Term Loan B. The 2020 Credit Agreement also requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). At December 31, 2022, included in current maturities of long-term debt in the accompanying Consolidated Balance Sheet is a $44.0 million expected prepayment of principal on the Term Loan B to be made in the second quarter of 2023 relating to the mandatory prepayment provision of the 2020 Credit Agreement in respect of annual excess cash flow.
Subject to certain exceptions, at any time prior to maturity, the 2020 Credit Agreement provides the Company with the right to increase the commitments under the Revolver and/or to establish one or more term loan facilities in an aggregate amount up to (i) the greater of $173.5 million and 50% LTM EBITDA (as defined in the 2020 Credit Agreement) plus (ii) additional amounts if (A) in the case of pari passu first lien secured indebtedness, the First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement) does not exceed 1.35:1.00, (B) in the case of junior lien secured indebtedness, the Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) does not exceed 3.50:1.00 and (C) in the case of unsecured indebtedness, (x) the Total

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net Leverage Ratio does not exceed 3.50:1.00 or (y) the Fixed Charge Coverage Ratio (as defined in the 2020 Credit Agreement) is no less than 2.00:1.00.

Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, (x) London Interbank Offered Rate (“LIBOR”) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 10 basis point credit spread adjustment) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for LIBOR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original LIBOR option in respect of the Revolver was replaced by Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The agreement includes provisions for the replacement of LIBOR and Adjusted Term SOFR with an alternative benchmark rate upon LIBOR and/or Adjusted Term SOFR, as applicable, being discontinued. The weighted-average annual interest rate on borrowings under the Revolver was 8.8% during the year ended December 31, 2022.

The 2020 Credit Agreement initially required, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 2.75:1:00, stepping down to 2.25:1.00 beginning the fiscal quarter ending March 31, 2022. On October 31, 2022, the 2020 Credit Agreement was amended to set the maximum First Lien Net Leverage Ratio covenant level to 2.75:1.00 (from 2.25:1.00), effective the fiscal quarter ending September 30, 2022, and subsequently stepping back down to 2.25:1.00 beginning the fiscal quarter ending June 30, 2023. On March 10, 2023, the 2020 Credit Agreement was further amended to set the maximum First Lien Net Leverage Ratio covenant level to 3.50:1.00, effective the fiscal quarter ended December 31, 2022 and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. The 2020 Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default. Subject to certain exceptions, substantially all of the Company’s existing and future material wholly-owned subsidiaries unconditionally guarantee the obligations of the Company under the 2020 Credit Agreement; additionally, subject to certain exceptions, the obligations are secured by a lien on substantially all of the assets of the Company and its subsidiaries guaranteeing these obligations.
As of December 31, 2022, no amounts were outstanding and $175 million was available under the Revolver. The Company had not utilized the Revolver for letters of credit. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended December 31, 2022.
Termination of 2017 Credit Facility and Repayment of Convertible Notes
On August 18, 2020, the Company used proceeds from the Term Loan B to repay outstanding amounts under a previous credit agreement (the “2017 Credit Facility”). On June 15, 2021, the Company also repaid the $69.9 million outstanding principal balance of its 2.875% Convertible Senior Notes (the “Convertible Notes”).
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
defined above. In addition, the indenture for the 2017 Senior Notes provides for customary covenants, including events of default and restrictions on the payment of dividends and share repurchases.
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $37.0 million and $41.7 million at December 31, 2022 and 2021, respectively, with interest rates ranging from 2.54% to 7.32% with equal monthly installment payments over periods up to 5 years. The aggregate balance of mortgage loans was approximately $11.6 million and $14.6 million at December 31, 2022 and 2021, respectively, with interest rates ranging from a fixed 2.25% to SOFR plus 2.00% and monthly installment payments over periods up to 10 years.
The following table presents the future principal payments required under all of the Company’s debt obligations, discussed above:

Year (in thousands)
2023	$70,285
2024	17,744
2025	514,448
2026	10,330
2027	355,904
Thereafter	3,708
972,419
Less: Unamortized discounts and issuance costs	13,980
Total	$958,439

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
Interest expense as reported in the Consolidated Statements of Operations consisted of the following:

	For the year ended December 31,
(in thousands)	2022	2021	2020
Cash interest expense:
Interest on 2017 Senior Notes	$34,375	$34,375	$34,375
Interest on Term Loan B	27,880	24,590	9,028
Interest on Revolver	1,642	1,479	77
Interest on 2017 Credit Facility	—	—	5,341
Interest on Convertible Notes	—	921	4,373
Other interest	2,044	1,905	2,079
Cash portion of loss on extinguishment	—	—	786
Total cash interest expense	65,941	63,270	56,059
Non-cash interest expense(a):
Amortization of discount and debt issuance costs on Term Loan B	2,084	2,175	784
Amortization of debt issuance costs on 2017 Senior Notes	1,045	973	906
Amortization of debt issuance costs on Revolver	568	568	206
Amortization of discount and debt issuance costs on Convertible Notes	—	2,040	8,944
Amortization of debt issuance costs on 2017 Credit Facility	—	—	1,001
Non-cash portion of loss on extinguishment	—	—	8,312
Total non-cash interest expense	3,697	5,756	20,153

Total interest expense	$69,638	$69,026	$76,212
_____________________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and Term Loan B were 7.13% and 6.43%, respectively, for the year ended December 31, 2022.
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
In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court alleging breach of contract, seeking $57.2 million in delay-related damages and seeking declaratory relief concerning contract interpretation. STP subsequently filed a counterclaim against WSDOT. The jury trial between STP and WSDOT commenced on October 7, 2019 and concluded on December 13, 2019, with a jury verdict in favor of WSDOT awarding them $57.2 million in damages. The Company recorded the impact of the jury verdict during the fourth quarter of 2019, resulting in a pre-tax charge of $166.8 million, which included $25.7 million for the Company’s 45% proportionate share of the $57.2 million in damages awarded by the jury to WSDOT. The charge was for non-cash write-downs primarily related to the costs and estimated earnings in excess of billings and receivables that the Company previously recorded to reflect its expected recovery in this case.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On June 5, 2020, the Developer, secured lenders and the Port Authority announced that they had reached a settlement of their disputes. As part of the settlement, the Port Authority waived the enforcement of its right to seek a “cure” pursuant to its lease agreement with the Developer which requires construction costs be paid prior to any sale of the leasehold, the sole asset in the Developer’s bankruptcy estate to be distributed in this bankruptcy. On July 14, 2020, the bankruptcy court conducted a hearing to determine (1) whether to approve the settlement agreement between the Developer, secured lenders and the Port Authority; and (2) whether TPBC can assert third-party beneficiary rights to the lease agreement and require that prior to the sale of the leasehold, any outstanding costs owed to contractors for the cost of building the project must be paid pursuant to the lease agreement’s “cure” provisions. On August 12, 2020, the bankruptcy court approved the settlement and denied TPBC’s third-party beneficiary rights under the lease agreement. On August 20, 2020, TPBC filed an appeal with the U.S. District Court for the Southern District of New York seeking to challenge the denial of its third-party beneficiary rights under the lease agreement’s “cure” provisions to avoid being subordinate to the claims of the secured lenders in the bankruptcy proceedings, which was denied by the U.S. District Court on August 4, 2021. TPBC filed an appeal with the Second Circuit Court of Appeals on August 20, 2021, which conducted oral argument on October 27, 2022, and a decision is pending. On August 25, 2021, the bankruptcy court approved the sale of the leasehold, which was completed on August 31, 2021, and is subject to a separate legal appeal pending before the U.S. District Court. On October 1, 2021, the bankruptcy court converted the case from a Chapter 11 to a Chapter 7 bankruptcy proceeding.
Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, seeking the same $113 million in damages pursuant to the lease agreement between the Port Authority and the Developer. On August 20, 2018, the Port Authority filed a motion to dismiss all causes of action, which was denied by the court on July 1, 2019. The Port Authority appealed this decision on July 15, 2019. On February 18, 2021, the Appellate Division affirmed in part and reversed in part the trial court's denial of the Port Authority's motion to dismiss TPBC’s causes of action. On April 11, 2022, the court granted the Port Authority’s motion to dismiss on statutory notice grounds. The Company filed a notice of appeal on April 28, 2022, which is pending.
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
As of December 31, 2022, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s claims is remote. With respect to TPBC’s claims against the Developer, its owners, certain lenders and the Port Authority, management has made an estimate of the total anticipated recovery on this project, and such estimate is included in revenue recorded to date.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2022, the Company’s operating leases have remaining lease terms ranging from less than one year to 16 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
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
The following table presents components of lease expense for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
(in thousands)	2022	2021
Operating lease expense	$15,278	$14,733
Short-term lease expense(a)	57,713	72,047
	72,991	86,780
Less: Sublease income	766	697
Total lease expense	$72,225	$86,083
_____________________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

		As of December 31,
(dollars in thousands)	Balance Sheet Line Item	2022	2021
Assets
ROU assets	Other assets	$50,825	$53,462
Total lease assets		$50,825	$53,462
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$6,709	$7,481
Long-term lease liabilities	Other long-term liabilities	49,176	50,057
Total lease liabilities		$55,885	$57,538
Weighted-average remaining lease term		11.0 years	12.0 years
Weighted-average discount rate		11.77%	9.44%

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	As of December 31,
(in thousands)	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(14,247)	$(13,799)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$16,349	$6,979
The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2022:

Year (in thousands)	Operating Leases
2023	$12,374
2024	9,885
2025	8,907
2026	7,478
2027	6,770
Thereafter	58,094
Total lease payments	103,508
Less: Imputed interest	47,623
Total	$55,885

10.    Share-Based Compensation
On April 10, 2018, the Company adopted the Tutor Perini Corporation Omnibus Incentive Plan (the “Current Plan”), which was approved by the Company’s shareholders on May 23, 2018. The Current Plan effected the merger of the Company’s Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan, as amended and restated on October 2, 2014 (the “2014 Plan”) and the Tutor Perini Corporation Incentive Compensation Plan adopted on April 3, 2017 (the “2017 Plan,” together with the 2014 Plan and the Current Plan, the “Plans”). As of December 31, 2022, there were 1,442,121 shares of common stock available for grant under the Company’s Current Plan. As of December 31, 2022, the Plans had an aggregate of 2,731,935 restricted stock units and stock options from outstanding, historical awards that either have not vested or have vested but have not been exercised. Any awards that were granted under the Plans that are forfeited, cancelled or held back for net settlement will become available to be issued under the Current Plan.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes restricted stock unit, stock option and CPSU activity:

	Restricted Stock Units		Stock Options		CPSUs
	Number	Weighted- Average Grant Date Fair Value Per Share	Number	Weighted- Average Exercise/ (Strike) Price Per Share	Number	Weighted- Average Grant Date Fair Value Per Unit
Outstanding as of December 31, 2019	1,715,000	$25.19	2,279,015	$20.62	—	$—
Granted	245,000	20.67	165,000	19.24	—	—
Expired or cancelled	(403,750)	25.52	(168,750)	25.87	—	—
Vested/exercised	(521,250)	29.44	—	—	—	—
Outstanding as of December 31, 2020	1,035,000	$21.85	2,275,265	$20.13	—	$—
Granted	678,851	16.26	100,000	19.24	398,852	20.39
Expired or cancelled	(155,000)	15.37	(202,500)	20.07	—	—
Vested/exercised	(370,000)	23.53	(5,000)	13.32	—	—
Outstanding as of December 31, 2021	1,188,851	$18.98	2,167,765	$20.11	398,852	$20.39
Granted	375,769	10.53	—	—	415,768	12.99
Expired or cancelled	(42,500)	19.27	(542,500)	11.66	—	—
Vested/exercised	(415,450)	20.14	—	—	—	—
Outstanding as of December 31, 2022	1,106,670	$15.66	1,625,265	$22.93	814,620	$16.61
Vested and expected to vest at December 31, 2022	1,011,670	$15.27	1,530,265	$23.31	100,000	$6.99
Included in the above table are certain restricted stock unit grants which are classified as liabilities in accordance with ASC 718 because they contain a guaranteed minimum payout. These awards may be performance-based or time-based and may be settled in shares of the Company's stock, cash or a combination thereof, at the Company's discretion. As of December 31, 2022 and 2021, there were 125,000 and 260,000 restricted stock units with guaranteed minimum payouts outstanding, with weighted-average grant date fair values per share of $26.33 and $27.53, respectively.
The Company recognized liabilities for CPSUs, restricted stock units with guaranteed minimum payouts and certain cash-settled awards totaling approximately $2.1 million and $4.8 million as of December 31, 2022 and 2021, respectively. The Company paid approximately $3.6 million in 2022 and $0.3 million in each of 2021 and 2020 to settle certain awards.
The following table summarizes unrestricted stock awards, which are generally issued to the non-employee members of the Company’s Board of Directors as part of their annual retainer fees:

	Unrestricted Stock Awards
Year	Number	Weighted-Average Grant Date Fair Value Per Share
2020	194,177	$8.60
2021	101,894	15.47
2022	165,030	10.63
The fair value of unrestricted stock awards issued during 2022, 2021 and 2020 was approximately $1.8 million, $1.6 million and $1.7 million, respectively.
The fair value of restricted stock units that vested during 2022, 2021 and 2020 was approximately $5.7 million, $5.3 million and $4.1 million, respectively. As of December 31, 2022, the balance of unamortized restricted stock, stock option and CPSU expense was $8.8 million, $0.3 million and $1.8 million, respectively, which is expected to be recognized over weighted-average periods of 1.8 years for restricted stock units, 0.9 years for stock options and 1.4 years for CPSUs.
The 1,625,265 outstanding stock options as of December 31, 2022 had an intrinsic value of zero and a weighted-average remaining contractual life of 3.7 years. Of those outstanding options: (1) 1,435,265 were exercisable with an intrinsic value of zero, a weighted-average exercise price of $23.75 per share and a weighted-average remaining contractual life of 3.2 years;

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) 190,000 have not vested and have no intrinsic value, a weighted-average exercise price of $16.69 per share and a weighted-average remaining contractual life of 8.0 years.
No options were granted in 2022. The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model for grants made in the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Total stock options granted	100,000	165,000
Weighted-average grant date fair value	$15.21	$7.67
Weighted-average assumptions:
Risk-free rate	1.4%	1.2%
Expected life of options(a)	6.5 years	6.3 years
Expected volatility(b)	73.7%	60.7%
Expected quarterly dividends	$—	$—
_____________________________________________________________________________________________________________
(a)Calculated using the simplified method due to the terms of the stock options and the limited pool of grantees.
(b)Calculated using historical volatility of the Company’s common stock over periods commensurate with the expected life of the option.
For the respective years ended December 31, 2022, 2021 and 2020, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements for employees of $7.4 million, $10.0 million and $10.2 million. Additionally for the same periods, the Company recognized as part of general and administrative expenses, costs for share-based awards to non-employee directors of $1.6 million for each of the three years. The aggregate tax benefits for these awards were approximately $0.9 million, $1.2 million and $1.3 million, for the respective periods.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth a summary of net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Interest cost	$2,594	$2,349	$3,032
Service cost	945	935	925
Expected return on plan assets	(3,890)	(3,976)	(4,022)
Recognized net actuarial losses	2,571	2,860	2,407
Net periodic benefit cost	$2,220	$2,168	$2,342
Actuarial assumptions used to determine net cost:
Discount rate	2.65%	2.24%	3.07%
Expected return on assets	5.75%	5.75%	5.75%
Rate of increase in compensation	N/A	N/A	N/A
The target asset allocation for the Company’s pension plan by asset category for 2023 and the actual asset allocation as of December 31, 2022 and 2021 by asset category are as follows:

	Percentage of Plan Assets as of December 31,
	Target Allocation 2023
		Actual Allocation
Asset Category		2022	2021
Cash	5%	5%	4%
Equity funds:
Domestic	45	46	47
International	20	20	16
Fixed income funds	30	29	33
Total	100%	100%	100%
The Company expects to contribute approximately $2.0 million to its defined benefit pension plan in 2023.
Future benefit payments under the plans are estimated as follows:

(in thousands)
Year ended December 31,
2023	$6,891
2024	6,837
2025	6,741
2026	6,660
2027	6,541
2028-2032	29,956
Total	$63,626

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2022 and 2021, and a summary of the funded status as of December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Change in Fair Value of Plan Assets
Balance at beginning of year	$73,375	$71,940
Actual return on plan assets	(10,865)	6,844
Company contribution	242	1,235
Benefit payments	(6,595)	(6,644)
Balance at end of year	$56,157	$73,375

	Year Ended December 31,
(in thousands)	2022	2021
Change in Benefit Obligations
Balance at beginning of year	$101,526	$107,824
Interest cost	2,594	2,349
Service cost	945	935
Assumption change gain	(19,712)	(3,921)
Actuarial loss	300	983
Benefit payments	(6,595)	(6,644)
Balance at end of year	$79,058	$101,526

	As of December 31,
(in thousands)	2022	2021
Funded status	$(22,901)	$(28,151)
Net unfunded amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(275)	$(292)
Long-term liabilities	(22,626)	(27,859)
Total net unfunded amount recognized in Consolidated Balance Sheets	$(22,901)	$(28,151)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss consist of net actuarial losses before income taxes of $49.3 million and $56.5 million as of December 31, 2022 and 2021, respectively.
The discount rate used in determining the accumulated post-retirement benefit obligation was 5.2% as of December 31, 2022 and 2.7% as of December 31, 2021. The discount rate used for the accumulated post-retirement obligation was derived using a blend of U.S. Treasury and high-quality corporate bond discount rates.
The expected long-term rate of return on assets assumption was 6.3% and 5.8% for 2022 and 2021, respectively. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the plans’ target asset allocation and full availability of invested assets.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the pension plan assets at fair value in accordance with the fair value hierarchy described in Note 12:

	As of December 31, 2022				As of December 31, 2021
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,757	$—	$—	$2,757	$2,533	$—	$—	$2,533
Fixed income funds	1,564	2,872	—	4,436	—	3,057	—	3,057
Mutual funds	37,364	—	—	37,364	54,966	—	—	54,966
	$41,685	$2,872	$—	$44,557	$57,499	$3,057	$—	$60,556
Closely held funds(a)
Equity partnerships				4,078				4,259
Hedge fund investments				7,522				8,560
Total closely held funds(a)				11,600				12,819
Total	$41,685	$2,872	$—	$56,157	$57,499	$3,057	$—	$73,375
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
As of December 31, 2022 and 2021, pension plan assets included approximately $11.6 million and $12.8 million, respectively, of investments in hedge funds and equity partnerships which do not have readily determinable fair values. The underlying holdings of the funds were comprised of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.
The plans have benefit obligations in excess of the fair value of each plan’s assets as follows:

	As of December 31, 2022			As of December 31, 2021
(in thousands)	Pension Plan	Benefit Equalization Plan	Total	Pension Plan	Benefit Equalization Plan	Total
Projected benefit obligation	$76,729	$2,329	$79,058	$98,570	$2,956	$101,526
Accumulated benefit obligation	$76,729	$2,329	$79,058	$98,570	$2,956	$101,526
Fair value of plans' assets	56,157	—	56,157	73,375	—	73,375
Projected benefit obligation greater than fair value of plans' assets	$20,572	$2,329	$22,901	$25,195	$2,956	$28,151
Accumulated benefit obligation greater than fair value of plans' assets	$20,572	$2,329	$22,901	$25,195	$2,956	$28,151
Section 401(k) Plan
The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The cost recognized by the Company for its 401(k) plan was $4.1 million in 2022, $4.4 million in 2021 and $4.3 million in 2020. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined by the plan.
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
The following table summarizes key information for the plans that the Company made significant contributions to during the three years ended December 31, 2022:

		Pension Protections Act Zone Status		FIP/RP Status Pending or Implemented(a)	Company Contributions (amounts in millions)						Expiration Date of Collective Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2022	2021		2022(b)	2021		2020		Surcharge Imposed
The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund	13-6123601/001	Green	Green	N/A	$6.7	$9.5	(c)	$10.1	(c)	No	4/15/2025
Joint Pension Fund, Local Union 164 IBEW	22-6031199	Green	Green	N/A	6.4	6.8	(c)	2.5	(c)	No	4/30/2026
Excavators Union Local 731 Pension Fund	13-1809825/002	Green	Green	N/A	4.0	4.0		4.8		No	4/30/2026
Construction Laborers Pension Trust for Southern California	95-6031812	Green	Green	N/A	3.4	2.8		1.5		No	6/30/2026
Operating Engineers Pension Trust	95-6032478	Yellow	Yellow	Implemented	3.4	2.4		1.5		No	6/30/2025
Carpenters Pension Trust Fund for Northern California	94-6050970	Red	Red	Implemented	2.4	2.9		4.6		No	6/30/2023
_____________________________________________________________________________________________________________
(a)The “FIP/RP Status Pending or Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or implemented.
(b)The Company's contributions as a percentage of total plan contributions were not available for the 2022 plan year for any of the above pension funds.
(c)These amounts exceeded 5% of the respective total plan contributions.
In addition to the individually significant plans described above, the Company also contributed approximately $32.3 million in 2022, $41.2 million in 2021 and $44.8 million in 2020 to other multiemployer pension plans. Funding for these payments is principally provided for in the contracts with our customers.
12.    Fair Value Measurements
The fair value hierarchy established by ASC 820 prioritizes the use of inputs used in valuation techniques into the following three levels:
•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•Level 3 inputs are unobservable
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	As of December 31, 2022				As of December 31, 2021
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$259,351	$—	$—	$259,351	$202,197	$—	$—	$202,197
Restricted cash(a)	14,480	—	—	14,480	9,199	—	—	9,199
Restricted investments(b)	—	91,556	—	91,556	—	84,355	—	84,355
Investments in lieu of retention(c)	20,100	68,228	—	88,328	27,472	58,856	—	86,328
Total	$293,931	$159,784	$—	$453,715	$238,868	$143,211	$—	$382,079
_____________________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of December 31, 2022 and 2021, consist of AFS debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of December 31, 2022 and 2021, and are comprised of AFS debt securities of $68.2 million and $58.9 million, respectively, and money market funds of $20.1 million and $27.5 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
Investments in AFS debt securities consisted of the following as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022				As of December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$53,452	$1	$(3,550)	$49,903	$46,649	$438	$(438)	$46,649
U.S. government agency securities	34,920	13	(1,688)	33,245	28,316	459	(133)	28,642
Municipal bonds	9,211	—	(1,257)	7,954	8,475	100	(78)	8,497
Corporate certificates of deposit	507	—	(53)	454	571	2	(6)	567
Total restricted investments	98,090	14	(6,548)	91,556	84,011	999	(655)	84,355

Investments in lieu of retention:
Corporate debt securities	70,968	1	(3,724)	67,245	58,261	72	(741)	57,592
Municipal bonds	818	165	—	983	812	452	—	1,264
Total investments in lieu of retention	71,786	166	(3,724)	68,228	59,073	524	(741)	58,856

Total AFS debt securities	$169,876	$180	$(10,272)	$159,784	$143,084	$1,523	$(1,396)	$143,211

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$23,559	$(733)	$25,842	$(2,817)	$49,401	$(3,550)
U.S. government agency securities	24,834	(939)	5,593	(749)	30,427	(1,688)
Municipal bonds	4,998	(672)	2,956	(585)	7,954	(1,257)
Corporate certificates of deposit	63	(12)	391	(41)	454	(53)
Total restricted investments	53,454	(2,356)	34,782	(4,192)	88,236	(6,548)

Investments in lieu of retention:
Corporate debt securities	34,553	(843)	32,391	(2,881)	66,944	(3,724)
Total investments in lieu of retention	34,553	(843)	32,391	(2,881)	66,944	(3,724)

Total AFS debt securities	$88,007	$(3,199)	$67,173	$(7,073)	$155,180	$(10,272)

	As of December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$28,639	$(434)	$207	$(4)	$28,846	$(438)
U.S. government agency securities	5,382	(97)	824	(36)	6,206	(133)
Municipal bonds	2,714	(35)	907	(43)	3,621	(78)
Corporate certificates of deposit	435	(6)	—	—	435	(6)
Total restricted investments	37,170	(572)	1,938	(83)	39,108	(655)

Investments in lieu of retention:
Corporate debt securities	46,486	(736)	714	(5)	47,200	(741)
Total investments in lieu of retention	46,486	(736)	714	(5)	47,200	(741)

Total AFS debt securities	$83,656	$(1,308)	$2,652	$(88)	$86,308	$(1,396)
The amortized cost and fair value of AFS debt securities by contractual maturity as of December 31, 2022 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$20,301	$20,113
Due after one year through five years	138,683	130,365
Due after five years	10,892	9,306
Total	$169,876	$159,784
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $439.7 million and $504.9 million as of December 31, 2022 and 2021, respectively. The fair

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
values of the 2017 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $389.5 million and $419.7 million as of December 31, 2022 and 2021, respectively. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of December 31, 2022 and 2021.
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
As of December 31, 2022, the Company had unconsolidated VIE-related current assets of $0.4 million included in the Company’s Consolidated Balance Sheets. As of December 31, 2021, the Company had unconsolidated VIE-related current assets and liabilities of $0.7 million and $0.4 million, respectively, included in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of December 31, 2022.
As of December 31, 2022, the Company’s Consolidated Balance Sheets included current and noncurrent assets of $527.3 million and $22.4 million, respectively, as well as current liabilities of $567.3 million related to the operations of its consolidated VIEs. As of December 31, 2021, the Company’s Consolidated Balance Sheets included current and noncurrent assets of $568.2 million and $3.0 million, respectively, as well as current liabilities of $496.9 million related to the operations of its consolidated VIEs.
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
The Company also established a joint venture with Parsons Corporation (“Parsons”) to construct the Newark Liberty International Airport Terminal A project, a transportation infrastructure project in Newark, New Jersey with an original value of approximately $1.4 billion. The Company has an 80% interest in the joint venture with the remaining 20% held by Parsons. The joint venture was initially financed with contributions from the partners and, per the terms of the joint venture agreement, the partners may be required to provide additional capital contributions in the future. The Company has determined that this joint venture is a VIE for which the Company is the primary beneficiary.

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
The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2022, 2021 and 2020:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total	Corporate		Consolidated Total
Year ended December 31, 2022
Total revenue	$1,956,968	$1,305,468	$813,531	$4,075,967	$—		$4,075,967
Elimination of intersegment revenue	(222,086)	(62,897)	(229)	(285,212)	—		(285,212)
Revenue from external customers	$1,734,882	$1,242,571	$813,302	$3,790,755	$—		$3,790,755
Income (loss) from construction operations(a)	$21,123	$7,166	$(168,019)	$(139,730)	$(65,034)	(b)	$(204,764)
Capital expenditures	$49,819	$2,333	$2,545	$54,697	$5,083		$59,780
Depreciation and amortization(c)	$51,123	$1,713	$2,098	$54,934	$9,430		$64,364
Year ended December 31, 2021
Total revenue	$2,443,828	$1,574,759	$1,120,115	$5,138,702	$—		$5,138,702
Elimination of intersegment revenue	(348,068)	(146,657)	(2,147)	(496,872)	—		(496,872)
Revenue from external customers	$2,095,760	$1,428,102	$1,117,968	$4,641,830	$—		$4,641,830
Income (loss) from construction operations(d)	$266,214	$28,721	$(9,961)	$284,974	$(58,170)	(b)	$226,804
Capital expenditures	$37,067	$359	$476	$37,902	$692		$38,594
Depreciation and amortization(c)	$102,723	$1,677	$3,316	$107,716	$10,513		$118,229
Year ended December 31, 2020
Total revenue	$2,565,210	$2,114,459	$1,135,018	$5,814,687	$—		$5,814,687
Elimination of intersegment revenue	(365,311)	(129,818)	(795)	(495,924)	—		(495,924)
Revenue from external customers	$2,199,899	$1,984,641	$1,134,223	$5,318,763	$—		$5,318,763
Income (loss) from construction operations(e)	$245,835	$53,158	$17,203	$316,196	$(53,852)	(b)	$262,344
Capital expenditures	$51,044	$878	$1,917	$53,839	$942		$54,781
Depreciation and amortization(c)	$90,250	$1,703	$3,983	$95,936	$11,098		$107,034
_____________________________________________________________________________________________________________
(a)During the year ended December 31, 2022, the Company’s income (loss) from construction operations in the Civil segment was adversely impacted by $38.8 million ($30.7 million, or $0.60 per diluted share, after tax) for a mass-transit project in California, which resulted from the successful negotiation of significant lower margin (and lower risk) change orders that

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage, $26.2 million ($18.9 million, or $0.37 per diluted share, after tax) of unfavorable non-cash adjustments on a completed highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling, a non-cash charge of $25.5 million ($18.4 million, or $0.36 per diluted share, after tax) due to an adverse legal ruling on a dispute related to a completed bridge project in New York, $24.7 million ($17.9 million, or $0.35 per diluted share, after tax) of unfavorable adjustments on a mass-transit project in California, a $16.2 million ($11.7 million, or $0.23 per diluted share, after tax) unfavorable non-cash impact related to the settlement of a long-disputed, completed project in Maryland and an unfavorable non-cash adjustment of $10.0 million ($7.2 million, or $0.14 per diluted share, after tax) due to a ruling in ongoing dispute resolution proceedings on a mass-transit project in the Northeast. The Company’s income (loss) from construction operations was favorably impacted by a project close-out adjustment of $12.7 million ($9.1 million, or $0.18 per diluted share, after tax) on a bridge project in the Midwest.

The Company’s income (loss) from operations was also negatively impacted by an unfavorable adjustment of $31.4 million ($24.4 million, or $0.48 per diluted share, after tax) split evenly between the Civil and Building segments due to changes in estimates on a transportation project in the Northeast. The Building segment was also adversely impacted by an unfavorable adjustment of $11.3 million ($8.1 million, or $0.16 per diluted share, after tax) resulting from an adverse legal ruling on a hospitality project in Florida.

The Company’s income (loss) from operations in the Specialty Contractors segment was adversely impacted by $46.2 million ($33.5 million, or $0.65 per diluted share, after tax) due to unfavorable adjustments related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies, as well as growth in unapproved change orders on the electrical component of a transportation project in the Northeast, an unfavorable non-cash impact of $43.2 million ($31.4 million, or $0.61 per diluted share, after tax) related to an adverse appellate court decision involving the electrical component of a completed mass-transit project in New York, a non-cash charge of $17.8 million ($12.9 million, or $0.25 per diluted share, after tax) that increased cost of operations associated with the partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York, an $11.3 million ($8.2 million, or $0.16 per diluted share, after tax) unfavorable non-cash adjustment on a mechanical project in the Northeast as a result of settlements on previously disputed items and $11.1 million ($8.0 million, or $0.16 per diluted share, after tax) of unfavorable non-cash adjustments on another mechanical project, also in the Northeast.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the year ended December 31, 2021, the Company recognized favorable adjustments in income (loss) from construction operations in the Civil segment of $29.0 million ($20.9 million, or $0.41 per diluted share, after tax) and $16.3 million ($13.5 million, or $0.26 per diluted share, after tax) on two mass-transit projects, reflecting improved profitability as a result of the negotiation and settlement of certain change orders and the associated mitigation of certain risks in 2021 as the projects progressed towards completion.

The Company’s income (loss) from construction operations was also negatively impacted by $26.6 million ($20.5 million, or $0.40 per diluted share, after tax) split evenly between the Civil and Building segments due to changes in estimates on a transportation project in the Northeast that reflected a charge and the negative impact to earnings from growth in unapproved change orders, which resulted in a reduction in the project’s percentage of completion (and, correspondingly, a reduction in the percentage of estimated profit recognized for the year ended December 31, 2021 for this project).

In the Specialty Contractors segment, the Company recognized additional profit after recording a reduction of $20.1 million in cost of operations during 2021 ($14.5 million, or $0.28 per diluted share, after tax) due to a favorable trial court ruling awarding the Company the recovery of certain costs previously incurred on a completed electrical project in New York. In addition, the Company’s income (loss) from construction operations for the year ended December 31, 2021 was negatively impacted by $19.0 million ($13.7 million, or $0.27 per diluted share, after tax) and $17.6 million ($12.7 million, or $0.25 per diluted share, after tax) on the mechanical and electrical components, respectively, of a transportation project in the Northeast. Lastly, there was an impact of $16.2 million ($11.7 million, or $0.23 per diluted share, after tax) on an electrical project in New York that included unfavorable adjustments and the negative impact to the period associated with increases to project forecasts due to growth in unapproved change orders (expected to be negotiated in future periods).
(e)During the year ended December 31, 2020, the Company recorded a charge of $15.2 million in income (loss) from construction operations ($11.0 million, or $0.22 per diluted share, after tax) due to an unfavorable legal ruling pertaining to a mechanical project in California in the Specialty Contractors segment, as well as a charge of $13.2 million ($9.6 million, or $0.19 per diluted share, after tax) due to an adverse arbitration ruling pertaining to an electrical project in New York in the Specialty Contractors segment. The Company also recorded a gain of $25.7 million in the Specialty Contractors segment general and administrative expenses ($18.6 million, or $0.36 per diluted share, after tax) as a result of a favorable arbitration decision and subsequent settlement of the related employment dispute.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The above were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.
Total assets by segment were as follows:

	As of December 31,
(in thousands)	2022	2021
Civil	$3,402,934	$3,310,648
Building	898,816	980,989
Specialty Contractors	483,535	631,710
Corporate and other(a)	(242,485)	(198,449)
Total assets	$4,542,800	$4,724,898
_____________________________________________________________________________________________________________
(a)    Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.
Geographic Information
Information concerning principal geographic areas is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue:
United States	$3,424,574	$4,267,734	$4,953,045
Foreign and U.S. territories	366,181	374,096	365,718
Total revenue	$3,790,755	$4,641,830	$5,318,763

	As of December 31,
(in thousands)	2022	2021
Assets:
United States	$4,199,604	$4,479,873
Foreign and U.S. territories	343,196	245,025
Total assets	$4,542,800	$4,724,898

Major Customer
Revenue from a single customer impacting the Civil, Building and Specialty Contractors segments represented 16.3% of the Company’s consolidated revenue for the year ended December 31, 2022.
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Income (loss) from construction operations	$(204,764)	$226,804	$262,344
Other income (expense)	6,732	2,004	(11,853)
Interest expense	(69,638)	(69,026)	(76,212)
Income (loss) before income taxes	$(267,670)	$159,782	$174,279
15.    Related Party Transactions

The Company leases, at market rates, certain facilities from an entity owned by Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer. Under these leases, the Company paid $3.8 million in 2022, $3.6 million in 2021 and $3.2 million in

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2020, and recognized expense of $4.6 million in both 2022 and 2021 and $3.2 million in 2020. In addition, on November 4, 2022, the Company purchased a property from another entity owned by Mr. Tutor. The Company paid $4.1 million for this property, which is the amount that Mr. Tutor paid to acquire the property from an unrelated third party shortly before the Company decided that it wanted to own and operate the property. The Company is currently developing the property into an equipment yard. When this new equipment yard is ready to be used by the Company, the Company will terminate its existing lease for another equipment yard that it currently leases from an entity owned by Mr. Tutor. Mr. Tutor has agreed that the Company will be entitled to terminate the existing lease at no incremental cost to the Company (and without having to pay rent for the unused, remaining term of the existing lease, which runs through July 2038).
Raymond R. Oneglia, Vice Chairman of the Board of Directors of O&G, is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. During the three years ended December 31, 2022, the Company had active joint ventures with O&G including two infrastructure projects in the northeastern United States that were completed in 2017 and two mass-transit projects in Los Angeles, California to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations), in which the Company’s and O&G’s joint venture interests are 75% and 25%, respectively. O&G may provide equipment and services to these joint ventures on customary trade terms; there were no material payments made by these joint ventures to O&G for services and equipment during the years ended December 31, 2022, 2021 and 2020.
Peter Arkley, President of Alliant Retail Property and Casualty for Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance-related services. The associated expenses for services provided for the years ended December 31, 2022, 2021 and 2020 were $11.4 million, $16.4 million and $16.0 million, respectively. The Company owed Alliant $1.6 million and $1.5 million as of December 31, 2022 and 2021, respectively, for services rendered.