Form 10-Q
period 2023-03-31
TUTOR PERINI CORP
filed 2023-05-04
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at April 27, 2023 was 51,644,903.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per common share amounts)	2023	2022
REVENUE	$776,300	$952,154
COST OF OPERATIONS	(800,469)	(901,809)
GROSS PROFIT (LOSS)	(24,169)	50,345
General and administrative expenses	(57,776)	(60,252)
LOSS FROM CONSTRUCTION OPERATIONS	(81,945)	(9,907)
Other income, net	6,417	3,697
Interest expense	(21,513)	(16,492)
LOSS BEFORE INCOME TAXES	(97,041)	(22,702)
Income tax benefit	48,112	3,889
NET LOSS	(48,929)	(18,813)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	267	2,821
NET LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(49,196)	$(21,634)
BASIC LOSS PER COMMON SHARE	$(0.95)	$(0.42)
DILUTED LOSS PER COMMON SHARE	$(0.95)	$(0.42)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	51,551	51,107
DILUTED	51,551	51,107
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2023	2022
NET LOSS	$(48,929)	$(18,813)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	301	458
Foreign currency translation adjustments	250	257
Unrealized gain (loss) in fair value of investments	1,329	(4,204)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,880	(3,489)

COMPREHENSIVE LOSS	(47,049)	(22,302)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	420	2,442
COMPREHENSIVE LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(47,469)	$(24,744)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of March 31, 2023	As of December 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($166,416 and $168,408 related to variable interest entities (“VIEs”))	$282,695	$259,351
Restricted cash	19,946	14,480
Restricted investments	88,240	91,556
Accounts receivable ($69,197 and $54,040 related to VIEs)	1,140,592	1,171,085
Retention receivable ($157,729 and $187,615 related to VIEs)	563,967	585,556
Costs and estimated earnings in excess of billings ($83,546 and $83,911 related to VIEs)	1,299,786	1,377,528
Other current assets ($29,553 and $33,340 related to VIEs)	132,321	179,215
Total current assets	3,527,547	3,678,771
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $510,604 and $505,512 (net P&E of $28,773 and $22,133 related to VIEs)	441,606	435,088
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	69,983	70,542
OTHER ASSETS	232,499	153,256
TOTAL ASSETS	$4,476,778	$4,542,800

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$66,228	$70,285
Accounts payable ($33,540 and $36,484 related to VIEs)	471,938	495,345
Retention payable ($44,481 and $44,859 related to VIEs)	245,972	246,562
Billings in excess of costs and estimated earnings ($471,199 and $480,839 related to VIEs)	978,505	975,812
Accrued expenses and other current liabilities ($3,147 and $5,082 related to VIEs)	171,604	179,523
Total current liabilities	1,934,247	1,967,527
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $13,136 and $13,980	914,454	888,154
OTHER LONG-TERM LIABILITIES	238,370	245,135
TOTAL LIABILITIES	3,087,071	3,100,816
COMMITMENTS AND CONTINGENCIES (NOTE 10)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 51,644,903 and 51,521,336 shares	51,645	51,521
Additional paid-in capital	1,142,081	1,140,933
Retained earnings	255,105	304,301
Accumulated other comprehensive loss	(45,310)	(47,037)
Total stockholders' equity	1,403,521	1,449,718
Noncontrolling interests	(13,814)	(7,734)
TOTAL EQUITY	1,389,707	1,441,984
TOTAL LIABILITIES AND EQUITY	$4,476,778	$4,542,800
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net loss	$(48,929)	$(18,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,849	14,733
Amortization of intangible assets	559	5,505
Share-based compensation expense	3,071	3,417
Change in debt discounts and deferred debt issuance costs	1,004	901
Deferred income taxes	(86,265)	(52)
Gain on sale of property and equipment	(4,975)	(132)
Changes in other components of working capital	148,182	112,448
Other long-term liabilities	(2,256)	2,489
Other, net	1,088	251
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,328	120,747

Cash Flows from Investing Activities:
Acquisition of property and equipment	(17,796)	(12,028)
Proceeds from sale of property and equipment	6,540	1,434
Investments in securities	(386)	(4,657)
Proceeds from maturities and sales of investments in securities	4,755	383
NET CASH USED IN INVESTING ACTIVITIES	(6,887)	(14,868)

Cash Flows from Financing Activities:
Proceeds from debt	259,500	284,552
Repayment of debt	(238,101)	(275,910)
Cash payments related to share-based compensation	(123)	(1,009)
Distributions paid to noncontrolling interests	(8,500)	(7,500)
Contributions from noncontrolling interests	2,000	3,961
Debt issuance, extinguishment and modification costs	(407)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,369	4,094

Net increase in cash, cash equivalents and restricted cash	28,810	109,973
Cash, cash equivalents and restricted cash at beginning of period	273,831	211,396
Cash, cash equivalents and restricted cash at end of period	$302,641	$321,369
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 may not be indicative of the results that will be achieved for the full year ending December 31, 2023.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 31, 2023 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
(2)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands)	2023	2022
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$188,460	$257,138
Military defense facilities	85,567	49,794
Bridges	30,645	41,247
Commercial and industrial sites	22,504	11,910
Other	22,694	30,706
Total Civil segment revenue	$349,870	$390,795

	Three Months Ended March 31,
(in thousands)	2023	2022
Building segment revenue by end market:
Municipal and government	$89,620	$75,955
Health care facilities	50,417	35,560
Education facilities	48,077	29,860
Commercial and industrial facilities	38,271	39,086
Mass transit (includes transportation projects)	33,320	60,201
Hospitality and gaming	19,606	76,918
Sports and entertainment	13,466	4,772
Other(a)	(63,124)	8,296
Total Building segment revenue	$229,653	$330,648

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2023	2022
Specialty Contractors segment revenue by end market:
Commercial and industrial facilities	$54,227	$29,857
Mass transit (includes certain transportation and tunneling projects)	47,545	119,027
Multi-unit residential	32,796	24,938
Water	28,334	21,447
Federal government	12,619	6,748
Health care facilities	9,531	8,574
Education facilities	8,253	12,276
Other(a)	3,472	7,844
Total Specialty Contractors segment revenue	$196,777	$230,711

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$213,427	$136,601	$85,682	$435,710	$313,842	$123,690	$92,231	$529,763
Federal agencies	95,984	41,735	1,893	139,612	50,694	46,098	11,334	108,126
Private owners(a)	40,459	51,317	109,202	200,978	26,259	160,860	127,146	314,265
Total revenue	$349,870	$229,653	$196,777	$776,300	$390,795	$330,648	$230,711	$952,154

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$311,373	$96,116	$166,155	$573,644	$336,993	$102,518	$199,063	$638,574
Guaranteed maximum price(a)	62	69,778	1,756	71,596	293	171,509	5,333	177,135
Unit price	33,012	—	24,064	57,076	50,510	33	14,822	65,365
Cost plus fee and other	5,423	63,759	4,802	73,984	2,999	56,588	11,493	71,080
Total revenue	$349,870	$229,653	$196,777	$776,300	$390,795	$330,648	$230,711	$952,154
____________________________________________________________________________________________________
(a)Includes the negative impact of a non-cash charge in the first quarter of 2023 resulting from an adverse legal ruling. Refer to Note 17, Business Segments, for additional details.

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three months ended March 31, 2023 related to performance obligations satisfied (or partially satisfied) in prior periods by $108.0 million. Refer to Note 17, Business Segments, for additional details on significant adjustments. Revenue was negatively impacted during the three months ended March 31, 2022 related to performance obligations satisfied (or partially satisfied) in prior periods by $48.5 million.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2023, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.4 billion, $2.2 billion and $1.2 billion for

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

the Civil, Building and Specialty Contractors segments, respectively. As of March 31, 2022, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.6 billion, $2.2 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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
Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Retention receivable	$563,967	$585,556
Costs and estimated earnings in excess of billings:
Claims	599,460	677,367
Unapproved change orders	619,888	601,681
Other unbilled costs and profits	80,438	98,480
Total costs and estimated earnings in excess of billings	1,299,786	1,377,528
Capitalized contract costs	42,606	49,441
Total contract assets	$1,906,359	$2,012,525
Retention receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retention agreements vary from project to project, and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of March 31, 2023, the amount of retention receivable estimated by management to be collected beyond one year is approximately 55% of the balance.
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 10, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of March 31, 2023 estimated by management to be collected beyond one year is approximately $642.6 million.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three months ended March 31, 2023 and 2022, $10.8 million and $12.6 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Retention payable	$245,972	$246,562
Billings in excess of costs and estimated earnings	978,505	975,812
Total contract liabilities	$1,224,477	$1,222,374
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected. As of March 31, 2023, the amount of retention payable estimated by management to be remitted beyond one year is approximately 39% of the balance.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three months ended March 31, 2023 and 2022 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $365.1 million and $317.8 million, respectively.
(4)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents available for general corporate purposes	$63,928	$47,711
Joint venture cash and cash equivalents	218,767	211,640
Cash and cash equivalents	282,695	259,351
Restricted cash	19,946	14,480
Total cash, cash equivalents and restricted cash	$302,641	$273,831
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
Restricted cash includes amounts primarily held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit.
(5)Earnings Per Common Share
Basic earnings per common share (“EPS”) and diluted EPS are calculated by dividing net income (loss) attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

dilutive securities, which for the Company can include restricted stock units (“RSUs”) and unexercised stock options. The Company calculates the effect of the potentially dilutive RSUs and stock options using the treasury stock method.

	Three Months Ended March 31,
(in thousands, except per common share data)	2023	2022
Net loss attributable to Tutor Perini Corporation	$(49,196)	$(21,634)

Weighted-average common shares outstanding, basic	51,551	51,107
Effect of dilutive RSUs and stock options	—	—
Weighted-average common shares outstanding, diluted	51,551	51,107

Net loss attributable to Tutor Perini Corporation per common share:
Basic	$(0.95)	$(0.42)
Diluted	$(0.95)	$(0.42)

Anti-dilutive securities not included above	2,857	3,431
For both the three months ended March 31, 2023 and 2022, all outstanding RSUs and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for both periods.
(6)Income Taxes
The Company recognized an income tax benefit for the three months ended March 31, 2023 of $48.1 million resulting in an effective income tax rate of 49.6%. The effective income tax rate was higher than the 21% federal statutory rate primarily due to the pre-tax loss for the period and projected for the year. In periods reporting pre-tax losses, a tax benefit increases the effective income tax rate because it increases the tax benefit generated from the pre-tax loss. The tax benefits that caused a higher effective tax rate were primarily the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of the federal tax benefit), partially offset by non-deductible expenses.
For the three months ended March 31, 2022, the Company recognized an income tax benefit of $3.9 million with an effective income tax rate of 17.1%. The Company incurred a pre-tax loss for the quarter, but projected a pre-tax profit for the year and, as a result, tax benefits reduced the effective tax rate. The effective income tax rate was lower than the 21% federal statutory rate primarily due to earnings attributable to noncontrolling interests, for which income taxes are not the responsibility of the Company, partially offset by state income taxes (net of the federal tax benefit).
The Company had deferred tax assets of $97.4 million and $15.9 million at March 31, 2023 and December 31, 2022, respectively, which are included in other assets on the Condensed Consolidated Balance Sheets.
(7)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through March 31, 2023:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2022	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2022	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2022	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of March 31, 2023	$205,143	$—	$—	$205,143

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
Intangible Assets
Intangible assets consist of the following:

	As of March 31, 2023				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(26,445)	(23,232)	19,573	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(198,890)	$(113,067)	$69,983

	As of December 31, 2022				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(25,886)	(23,232)	20,132	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(198,331)	$(113,067)	$70,542
Amortization expense related to amortizable intangible assets for the three months ended March 31, 2023 and 2022 was $0.6 million and $5.5 million, respectively. As of March 31, 2023, future amortization expense related to amortizable intangible assets will be approximately $1.7 million for the remainder of 2023, $2.2 million per year for the years 2024 through 2028 and $6.9 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2022. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three months ended March 31, 2023 or 2022.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(8)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022
2017 Senior Notes	$497,562	$497,289
Term Loan B	403,677	404,169
Revolver	30,000	—
Equipment financing and mortgages	45,286	48,681
Other indebtedness	4,157	8,300
Total debt	980,682	958,439
Less: Current maturities	66,228	70,285
Long-term debt, net	$914,454	$888,154
The following table reconciles the outstanding debt balances to the reported debt balances as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023			As of December 31, 2022
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(2,438)	$497,562	$500,000	$(2,711)	$497,289
Term Loan B	414,375	(10,698)	403,677	415,438	(11,269)	404,169
The unamortized issuance costs related to the Revolver were $1.9 million and $1.6 million as of March 31, 2023 and December 31, 2022, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.

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
The 2020 Credit Agreement permits the Company to repay any or all borrowings outstanding under the 2020 Credit Agreement at any time prior to maturity without penalty. The 2020 Credit Agreement requires the Company to make regularly scheduled payments of principal on the Term Loan B in quarterly installments equal to 0.25% of the initial principal amount of the Term Loan B. The 2020 Credit Agreement also requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). At March 31, 2023 and December 31, 2022, included in current maturities of long-term debt in the accompanying Condensed Consolidated Balance Sheets is a $44.0 million prepayment of principal on the Term Loan B, which was paid in April 2023, relating to the mandatory prepayment provision of the 2020 Credit Agreement in respect of annual excess cash flow.
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The weighted-average annual interest rate on borrowings under the Revolver was 11.58% during the three months ended March 31, 2023.
The 2020 Credit Agreement initially required, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 2.75:1.00, stepping down to 2.25:1.00 beginning the fiscal quarter ending March 31, 2022. On October 31, 2022, the 2020 Credit Agreement was amended to increase the maximum First Lien Net Leverage Ratio covenant level to 2.75:1.00 (from 2.25:1.00), effective the fiscal quarter ending September 30, 2022, and subsequently stepping back down to 2.25:1.00 beginning the fiscal quarter ending June 30, 2023. On March 10, 2023, the 2020 Credit Agreement was further amended to set the maximum First Lien Net Leverage Ratio covenant level to 3.50:1.00, effective the fiscal quarter ended December 31, 2022 and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. The 2020 Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default. Subject to certain exceptions, substantially all of the Company’s existing and future material wholly-owned subsidiaries unconditionally guarantee the obligations of the Company under the 2020 Credit Agreement; additionally, subject to certain exceptions, the obligations are secured by a lien on substantially all of the assets of the Company and its subsidiaries guaranteeing these obligations.
As of March 31, 2023, there was $145 million available under the Revolver. The Company had not utilized the Revolver for letters of credit. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended March 31, 2023.
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
Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,594
Interest on Term Loan B	9,749	6,033
Interest on Revolver	1,745	503
Other interest	421	461
Total cash interest expense	20,509	15,591

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Term Loan B	571	505
Amortization of debt issuance costs on Revolver	160	142
Amortization of debt issuance costs on 2017 Senior Notes	273	254
Total non-cash interest expense	1,004	901

Total interest expense	$21,513	$16,492
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and Term Loan B were 7.13% and 10.44%, respectively, for the three months ended March 31, 2023.
(9)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2023, the Company’s operating leases have remaining lease terms ranging from less than one year to 15 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease expense	$3,474	$4,157
Short-term lease expense(a)	13,919	14,444
	17,393	18,601
Less: Sublease income	194	190
Total lease expense	$17,199	$18,411
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of March 31, 2023	As of December 31, 2022
Assets
Right-of-use assets	Other assets	$49,147	$50,825
Total lease assets		$49,147	$50,825
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$6,290	$6,709
Long-term lease liabilities	Other long-term liabilities	48,006	49,176
Total lease liabilities		$54,296	$55,885
Weighted-average remaining lease term		11.0 years	11.0 years
Weighted-average discount rate		11.81%	11.77%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(3,446)	$(3,927)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$318	$6,757
The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2023:

Year (in thousands)	Operating Leases
2023 (excluding the three months ended March 31, 2023)	$9,198
2024	10,028
2025	8,910
2026	7,478
2027	6,770
Thereafter	58,094
Total lease payments	100,478
Less: Imputed interest	46,182
Total	$54,296
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

George Washington Bridge Bus Station Matter
In August 2013, Tutor Perini Building Corp. (“TPBC”) entered into a contract with the George Washington Bridge Bus Station Development Venture, LLC (the “Developer”) to renovate the George Washington Bridge Bus Station, a mixed-use facility owned by the Port Authority of New York and New Jersey (the “Port Authority”) that serves as a transit facility and retail space. The $100 million project experienced significant design errors and associated delays, resulting in damages to TPBC and its subcontractors, including WDF and Five Star, wholly owned subsidiaries of the Company. The facility opened to the public on May 16, 2017.
On February 26, 2015, the Developer filed a demand for arbitration, subsequently amended, seeking $30 million in alleged damages and declaratory relief that TPBC’s requests for additional compensation were invalid due to lack of notice. TPBC denied the Developer’s claims and filed a counterclaim in March 2018. TPBC was seeking in excess of $113 million in the arbitration, which included unpaid contract balance claims, the return of $29 million retained by the Developer in alleged damages, as well as extra work claims, pass-through claims and delay claims. The Developer was seeking an additional $4.8 million in damages from TPBC beyond the $29 million it had withheld.
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
On June 5, 2020, the Developer, secured lenders and the Port Authority announced that they had reached a settlement of their disputes. As part of the settlement, the Port Authority waived the enforcement of its right to seek a “cure” pursuant to its lease agreement with the Developer, which requires construction costs be paid prior to any sale of the leasehold, the sole asset in the Developer’s bankruptcy estate to be distributed in this bankruptcy. On July 14, 2020, the bankruptcy court conducted a hearing to determine (1) whether to approve the settlement agreement between the Developer, secured lenders and the Port Authority; and (2) whether TPBC can assert third-party beneficiary rights to the lease agreement and require that prior to the sale of the leasehold, any outstanding costs owed to contractors for the cost of building the project must be paid pursuant to the lease agreement’s “cure” provisions. On August 12, 2020, the bankruptcy court approved the settlement and denied TPBC’s third-party beneficiary rights under the lease agreement. On August 20, 2020, TPBC filed an appeal with the U.S. District Court for the Southern District of New York seeking to challenge the denial of its third-party beneficiary rights under the lease agreement’s “cure” provisions to avoid being subordinate to the claims of the secured lenders in the bankruptcy proceedings, which was denied by the U.S. District Court on August 4, 2021. TPBC filed an appeal with the U.S. Court of Appeals for the Second Circuit on August 20, 2021, which conducted oral arguments on October 27, 2022. On April 10, 2023, the Second Circuit affirmed the bankruptcy court’s and district court’s denials of TPBC’s third-party beneficiary rights under the project’s lease agreement’s “cure” provisions and concluded that TPBC’s claims were not otherwise entitled to priority treatment under the Bankruptcy Code and should therefore be treated as unsecured claims that are subordinate to the claims of the secured lenders in the Developer’s bankruptcy case. As a result of this adverse decision from the Second Circuit, the Company recorded a non-cash, pre-tax charge to income (loss) from construction operations of $83.6 million in the first quarter of 2023. TPBC has no further avenues to recover its costs from the Developer or the bankruptcy-related actions, nor does the Developer have any ability to recover its claims against TPBC, and these lawsuits have now concluded.
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
In addition, on August 11, 2021, TPBC filed a second lawsuit in state court against the Port Authority alleging unjust enrichment and tortious interference with TPBC’s right to recover under the lease agreement’s “cure” provision in the bankruptcy proceeding. The case was removed to the federal bankruptcy court on September 21, 2021. The Port Authority filed

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

a motion to dismiss on March 4, 2022, which the federal bankruptcy court granted on September 30, 2022. This lawsuit is now concluded.

On January 27, 2020, TPBC filed separate litigation in the U.S. District Court for the Southern District of New York in which TPBC asserted related claims seeking the same $113 million in damages against the individual owners of the Developer for their wrongful conversion of project funds and against lenders that received interest payments from project funds and other amounts earmarked to pay the contractors. On December 29, 2020, the court granted in part and denied in part the defendants’ motions to dismiss, resulting in the lender defendants being dismissed from the lawsuit and the lawsuit against the individual owners of the Developer continuing. The lawsuit was refiled in New York state court on July 26, 2021. On June 8, 2022, the court certified the class under the New York construction trust fund statutes. The case remains pending before the court.
Management has made an estimate of the total anticipated recovery of TPBC’s claims against the individual owners of the Developer and the Port Authority on this project, and such estimate is included in revenue recorded to date.
(11)Share-Based Compensation
As of March 31, 2023, there were 868,622 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the three months ended March 31, 2023 and 2022, the Company granted the following share-based instruments: (1) RSUs totaling 590,188 and 375,769, respectively, with weighted-average grant date fair values per unit of $8.66 and $10.53, respectively; and (2) cash-settled performance stock units (“CPSUs”) totaling 901,541 and 315,768, respectively, with weighted-average grant date fair values per unit of $13.78 and $14.89, respectively. During the three months ended March 31, 2023, the Company also granted a cash award with a service-based vesting condition and payout indexed to 90,000 shares of the Company’s common stock, with a weighted-average grant date fair value of $8.98 per share. During the three months ended March 31, 2022, the Company granted 7,500 shares of unrestricted stock with a weighted-average grant date fair value of $19.24 per share.
As of March 31, 2023 and December 31, 2022, the Company recognized liabilities for CPSUs and RSUs with guaranteed minimum payouts and certain cash-settled awards on the Condensed Consolidated Balance Sheets totaling approximately $3.4 million and $2.1 million, respectively. During the three months ended March 31, 2022, the Company paid approximately $2.6 million to settle certain awards.
For the three months ended March 31, 2023 and 2022, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $3.1 million and $3.4 million, respectively. As of March 31, 2023, the balance of unamortized share-based compensation expense was $25.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.
(12)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.
The following table sets forth a summary of the net periodic benefit cost for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest cost	$969	$646
Service cost	255	240
Expected return on plan assets	(978)	(973)
Recognized net actuarial losses	413	639
Net periodic benefit cost	$659	$552
Due to availability of our prefunded pension balance related to the defined benefit pension plan, the Company was not required to make any cash payments during the three months ended March 31, 2023. The Company expects to contribute $1.3 million in cash by the end of 2023. Due to the election of certain options provided under the American Rescue Plan Act of 2021, enacted

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

on March 11, 2021, the Company was not required to, and did not contribute, amounts to the defined benefit pension plan during the three months ended March 31, 2022.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023				As of December 31, 2022
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$282,695	$—	$—	$282,695	$259,351	$—	$—	$259,351
Restricted cash(a)	19,946	—	—	19,946	14,480	—	—	14,480
Restricted investments(b)	—	88,240	—	88,240	—	91,556	—	91,556
Investments in lieu of retention(c)	23,177	67,299	—	90,476	20,100	68,228	—	88,328
Total	$325,818	$155,539	$—	$481,357	$293,931	$159,784	$—	$453,715
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of March 31, 2023 and December 31, 2022, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of March 31, 2023 and December 31, 2022, and are comprised of money market funds of $23.2 million and $20.1 million, respectively, and AFS debt securities of $67.3 million and $68.2 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Investments in AFS debt securities consisted of the following as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023				As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$52,027	$22	$(3,045)	$49,004	$53,452	$1	$(3,550)	$49,903
U.S. government agency securities	32,099	43	(1,379)	30,763	34,920	13	(1,688)	33,245
Municipal bonds	9,039	—	(1,017)	8,022	9,211	—	(1,257)	7,954
Corporate certificates of deposit	504	—	(53)	451	507	—	(53)	454
Total restricted investments	93,669	65	(5,494)	88,240	98,090	14	(6,548)	91,556

Investments in lieu of retention:
Corporate debt securities	69,458	31	(3,219)	66,270	70,968	1	(3,724)	67,245
Municipal bonds	819	210	—	1,029	818	165	—	983
Total investments in lieu of retention	70,277	241	(3,219)	67,299	71,786	166	(3,724)	68,228

Total AFS debt securities	$163,946	$306	$(8,713)	$155,539	$169,876	$180	$(10,272)	$159,784

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$11,456	$(204)	$32,499	$(2,841)	$43,955	$(3,045)
U.S. government agency securities	13,782	(154)	14,194	(1,225)	27,976	(1,379)
Municipal bonds	737	(23)	7,285	(994)	8,022	(1,017)
Corporate certificates of deposit	—	—	451	(53)	451	(53)
Total restricted investments	25,975	(381)	54,429	(5,113)	80,404	(5,494)

Investments in lieu of retention:
Corporate debt securities	13,065	(146)	46,350	(3,073)	59,415	(3,219)
Total investments in lieu of retention	13,065	(146)	46,350	(3,073)	59,415	(3,219)

Total AFS debt securities	$39,040	$(527)	$100,779	$(8,186)	$139,819	$(8,713)

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$23,559	$(733)	$25,842	$(2,817)	$49,401	$(3,550)
U.S. government agency securities	24,834	(939)	5,593	(749)	30,427	(1,688)
Municipal bonds	4,998	(672)	2,956	(585)	7,954	(1,257)
Corporate certificates of deposit	63	(12)	391	(41)	454	(53)
Total restricted investments	53,454	(2,356)	34,782	(4,192)	88,236	(6,548)

Investments in lieu of retention:
Corporate debt securities	34,553	(843)	32,391	(2,881)	66,944	(3,724)
Total investments in lieu of retention	34,553	(843)	32,391	(2,881)	66,944	(3,724)

Total AFS debt securities	$88,007	$(3,199)	$67,173	$(7,073)	$155,180	$(10,272)

The unrealized losses in AFS debt securities as of March 31, 2023 and December 31, 2022 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of March 31, 2023 and December 31, 2022.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2022, the Company has not recognized any impairment losses in earnings during the three months ended March 31, 2023.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The amortized cost and fair value of AFS debt securities by contractual maturity as of March 31, 2023 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$25,973	$25,531
Due after one year through five years	127,355	120,639
Due after five years	10,618	9,369
Total	$163,946	$155,539
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $352.5 million and $439.7 million as of March 31, 2023 and December 31, 2022, respectively. The fair values of the 2017 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $385.4 million and $389.5 million as of March 31, 2023 and December 31, 2022, respectively. The fair values of the Term Loan B were determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of March 31, 2023 and December 31, 2022.
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
As of March 31, 2023, the Company had unconsolidated VIE-related current assets and liabilities of $0.6 million and $0.2 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2022, the Company had unconsolidated VIE-related current assets of $0.4 million included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of March 31, 2023.
As of March 31, 2023, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $506.4 million and $28.9 million, respectively, as well as current liabilities of $552.4 million related to the operations of its consolidated VIEs. As of December 31, 2022, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $527.3 million and $22.4 million, respectively, as well as current liabilities of $567.3 million related to the operations of its consolidated VIEs.

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
(15)Changes in Equity
A reconciliation of the changes in equity for the three months ended March 31, 2023 and 2022 is provided below:

	Three Months Ended March 31, 2023
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2022	$51,521	$1,140,933	$304,301	$(47,037)	$(7,734)	$1,441,984
Net income (loss)	—	—	(49,196)	—	267	(48,929)
Other comprehensive income	—	—	—	1,727	153	1,880
Share-based compensation	—	1,395	—	—	—	1,395
Issuance of common stock, net	124	(247)	—	—	—	(123)
Contributions from noncontrolling interests	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	(8,500)	(8,500)
Balance - March 31, 2023	$51,645	$1,142,081	$255,105	$(45,310)	$(13,814)	$1,389,707

	Three Months Ended March 31, 2022
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2021	$51,096	$1,133,150	$514,310	$(43,635)	$18,799	$1,673,720
Net income (loss)	—	—	(21,634)	—	2,821	(18,813)
Other comprehensive loss	—	—	—	(3,110)	(379)	(3,489)
Share-based compensation	—	1,724	—	—	—	1,724
Issuance of common stock, net	104	(186)	—	—	—	(82)
Contributions from noncontrolling interests	—	—	—	—	961	961
Distributions to noncontrolling interests	—	—	—	—	(7,500)	(7,500)
Balance - March 31, 2022	$51,200	$1,134,688	$492,676	$(46,745)	$14,702	$1,646,521

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
The components of other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$415	$(114)	$301	$639	$(181)	$458
Foreign currency translation adjustments	340	(90)	250	256	1	257
Unrealized gain (loss) in fair value of investments	1,685	(356)	1,329	(5,514)	1,310	(4,204)
Total other comprehensive income (loss)	2,440	(560)	1,880	(4,619)	1,130	(3,489)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	153	—	153	(379)	—	(379)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$2,287	$(560)	$1,727	$(4,240)	$1,130	$(3,110)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2022	$(32,637)	$(7,241)	$(7,159)	$(47,037)
Other comprehensive income before reclassifications	—	231	1,171	1,402
Amounts reclassified from AOCI	301	—	24	325
Total other comprehensive income	301	231	1,195	1,727
Balance as of March 31, 2023	$(32,336)	$(7,010)	$(5,964)	$(45,310)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2022	$—	$(799)	$(931)	$(1,730)
Other comprehensive income	—	19	134	153
Balance as of March 31, 2023	$—	$(780)	$(797)	$(1,577)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31, 2022
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2021	$(37,866)	$(5,787)	$18	$(43,635)
Other comprehensive loss before reclassifications	—	(9)	(3,568)	(3,577)
Amounts reclassified from AOCI	458	—	9	467
Total other comprehensive income (loss)	458	(9)	(3,559)	(3,110)
Balance as of March 31, 2022	$(37,408)	$(5,796)	$(3,541)	$(46,745)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2021	$—	$542	$—	$542
Total other comprehensive income (loss)	—	266	(645)	(379)
Balance as of March 31, 2022	$—	$808	$(645)	$163
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Component of AOCI:
Defined benefit pension plan adjustments(a)	$415	$639
Income tax benefit(b)	(114)	(181)
Net of tax	$301	$458

Unrealized loss in fair value of investment adjustments(a)	$30	$11
Income tax benefit(b)	(6)	(2)
Net of tax	$24	$9
___________________________________________________________________________________________________
(a)Amounts included in other income, net on the Condensed Consolidated Statements of Operations.
(b)Amounts included in income tax benefit on the Condensed Consolidated Statements of Operations.
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
The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2023 and 2022:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended March 31, 2023
Total revenue	$378,224	$229,291	$196,748	$804,263		$—		$804,263
Elimination of intersegment revenue	(28,354)	362	29	(27,963)		—		(27,963)
Revenue from external customers	$349,870	$229,653	$196,777	$776,300		$—		$776,300
Income (loss) from construction operations	$18,012	$(70,209)	$(12,448)	$(64,645)	(a)	$(17,300)	(b)	$(81,945)
Capital expenditures	$15,065	$2,017	$444	$17,526		$270		$17,796
Depreciation and amortization(c)	$6,981	$457	$619	$8,057		$2,351		$10,408

Three Months Ended March 31, 2022
Total revenue	$460,742	$355,978	$230,864	$1,047,584		$—		$1,047,584
Elimination of intersegment revenue	(69,947)	(25,330)	(153)	(95,430)		—		(95,430)
Revenue from external customers	$390,795	$330,648	$230,711	$952,154		$—		$952,154
Income (loss) from construction operations	$(967)	$9,464	$(3,894)	$4,603	(d)	$(14,510)	(b)	$(9,907)
Capital expenditures	$11,175	$2	$638	$11,815		$213		$12,028
Depreciation and amortization(c)	$17,000	$401	$502	$17,903		$2,335		$20,238
____________________________________________________________________________________________________
(a)During the three months ended March 31, 2023, the Company’s income (loss) from construction operations was negatively impacted by an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million ($60.1 million, or $1.17 per diluted share, after-tax), of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment, as well as an unfavorable adjustment of $28.0 million ($22.2 million, or $0.43 per diluted share, after tax) for a Civil segment mass-transit project in California, which resulted from the successful negotiation of significant lower margin (and lower risk) change orders that increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage as of March 31, 2023.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the three months ended March 31, 2022, the Company’s income (loss) from construction operations was negatively impacted by $25.5 million ($18.3 million, or $0.36 per diluted share, after tax) due to an adverse legal ruling on a dispute related to a completed Civil segment bridge project in New York and an adverse impact of $17.6 million ($13.9 million, or $0.27 per diluted share, after tax) for a Civil segment mass-transit project in California, which resulted from the successful negotiation of significant lower margin (and lower risk) change orders that increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage as of March 31, 2022.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

A reconciliation of segment results to the consolidated loss before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Loss from construction operations	$(81,945)	$(9,907)
Other income, net	6,417	3,697
Interest expense	(21,513)	(16,492)
Loss before income taxes	$(97,041)	$(22,702)
Total assets by segment were as follows:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Civil	$3,368,743	$3,402,934
Building	879,321	898,816
Specialty Contractors	385,806	483,535
Corporate and other(a)	(157,092)	(242,485)
Total assets	$4,476,778	$4,542,800
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Major Customer
Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 19.5% of the Company’s consolidated revenue for the three months ended March 31, 2023.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of March 31, 2023 and the results of our operations for the three months ended March 31, 2023 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2022, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2022 and in Part II, Item 1A below.
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
•A significant slowdown or decline in economic conditions, such as those presented during a recession;
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
•Risks related to our international operations, such as uncertainty of U.S. government funding, as well as economic, political, regulatory and other risks, including risks of loss due to acts of war, labor conditions and other unforeseeable events in countries where we do business, which could adversely affect our revenue and earnings;
•Decreases in the level of government spending for infrastructure and other public projects;
•An inability to obtain bonding could have a negative impact on our operations and results;
•Possible systems and information technology interruptions and breaches in data security and/or privacy;
•Downgrades in our credit ratings;
•Failure to meet our obligations under our debt agreements, especially in a high interest rate environment;
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
•Significant fluctuations in the market price of our common stock, which could result in substantial losses for stockholders and potentially subject us to securities litigation;

•Public health crises, such as the COVID-19 pandemic, have adversely impacted, and could in the future adversely impact, our business, financial condition and results of operations by, among other things, delaying the timing of project bids and/or awards and the timing of dispute resolutions and associated collections;
•Violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws;
•Physical and regulatory risks related to climate change;
•Impairment of our goodwill or other indefinite-lived intangible assets; and
•The exertion of influence over the Company by our chairman and chief executive officer due to his position and significant ownership interest.
Executive Overview
COVID-19 Update
During 2020 and 2021, the COVID-19 pandemic caused shut-downs or significant reductions in the operations of various courts and arbitration offices, which hindered the Company’s ability to resolve disputes related to unapproved work and resulted in the need for the Company to temporarily fund certain project costs that historically would have been promptly negotiated, billed to and collected from customers. This negative impact from the pandemic lessened in 2022 and remains low in 2023, with certain previously delayed disputes finally resolved and other settlement conferences and trial dates scheduled or being scheduled. Consequently, the Company expects to make substantial continued progress in the resolution of various disputes and unapproved change orders in 2023 and beyond.
Through the latter part of 2021, the pandemic also significantly delayed the bidding and awarding of various large prospective civil projects, which has affected the volume and timing of our new awards. The follow-on impact has been a substantial reduction in our backlog, revenue and income from construction operations over the past three years. For example, the Company’s consolidated backlog had been near a record level at $11.2 billion as of December 31, 2019, just prior to the onset of the COVID-19 pandemic, but has declined in each subsequent year, and was $7.9 billion as of March 31, 2023, a 29% decrease compared to the end of 2019. Similarly, revenue declined 29% from $5.3 billion for 2020 to $3.8 billion for 2022, though there were other factors that contributed to the revenue decline, particularly in 2022, as discussed in the Form 10-K filed for the year ended December 31, 2022. While the current impacts from the pandemic have lessened, the follow-on impact from delayed project bids and large contract awards continues to limit our backlog and operating results. In addition, many of our state and local government customers’ revenue sources were negatively impacted by the pandemic due to a reduction of commuter and business travel. The significant revenue reductions experienced by some of our customers have adversely impacted their ability to pay the Company on a timely basis for amounts due, although these impacts have continued to moderate.
Operating Results
Consolidated revenue for the three months ended March 31, 2023 was $776.3 million compared to $952.2 million for the same period in 2022. The decrease was largely due to reduced project execution activities on a transportation project in the Northeast that is nearing completion, which impacted all three segments, and an unfavorable adjustment of $83.6 million related to an adverse legal ruling on a completed mixed-use project in New York, which impacted the Building and Specialty Contractors segments, as previously reported on a Form 8-K filed on April 21, 2023. The decrease was also due to the temporary unfavorable impact from the successful negotiation of significant lower margin (and lower risk) change orders on a Civil segment mass-transit project in California. These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage as of March 31, 2023. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. In addition, the COVID-19 pandemic-induced customer budgetary constraints, combined with certain political and other factors, resulted in the Company not being awarded certain Civil segment projects over the last few years totaling more than $10.0 billion despite having been the low or preferred bidder. Not being awarded these projects also impacted revenue for the first quarters of both 2023 and 2022, and most of these projects are expected to be re-bid later in 2023 or in 2024. Furthermore, the Company was unsuccessful in its pursuit of certain large prospective Civil segment projects in the second half of 2021, which also unfavorably impacted revenue in both periods.
Loss from construction operations for the three months ended March 31, 2023 was $81.9 million compared to $9.9 million for the same period in 2022. The loss for the first quarter of 2023 was primarily due to the aforementioned unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million, of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment. The loss for the 2023 period was also due to the temporary unfavorable impact to current-period earnings of $28.0 million from the successful negotiation of significant lower margin (and lower risk) change orders in the first quarter of 2023 on a Civil segment mass-transit project in California. These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage as of March 31, 2023. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. The change between periods also reflected the absence of two prior-year unfavorable adjustments (a $25.5 million charge for an adverse legal ruling on a dispute related to a completed Civil segment bridge project in New York and a temporary unfavorable impact of $17.6 million that resulted from the successful negotiation of significant lower margin and lower risk change orders in the first quarter of 2022 on the same Civil segment mass-transit project in California mentioned above).
The effective tax rate was 49.6% for the three months ended March 31, 2023 compared to 17.1% for the comparable period in 2022. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Diluted loss per common share for the three months ended March 31, 2023 was $0.95 compared to diluted loss per common share of $0.42 for the same period in 2022. The larger diluted loss per common share in 2023 was primarily due to the factors discussed above that led to the change in loss from construction operations.
Consolidated new awards for the three months ended March 31, 2023 totaled $767 million compared to $996 million for the same period in 2022. The Civil and Building segments were the primary contributors to the new award activity in the first quarter of 2023. The most significant new awards and contract adjustments in the first quarter of 2023 included $224 million of additional funding for a mass-transit project in California; a $91 million educational facility project in California; a $75 million military facility renovation project in Colorado; a $62 million bridge repair project in Minnesota; and $56 million of additional funding for a healthcare project in California. Subsequently, in the second quarter of 2023, the Company was awarded more than $3.2 billion of new projects, including the $2.95 billion Brooklyn Jail design-build project in New York, and a $222 million construction project at Tinian International Airport in the Commonwealth of Northern Mariana Islands.
Consolidated backlog as of March 31, 2023 was $7.9 billion, level compared to backlog as of December 31, 2022. As of March 31, 2023, the mix of backlog by segment was approximately 56% for Civil, 28% for Building and 16% for Specialty Contractors. The Company expects to report a substantially larger backlog at June 30, 2023, as a result of the significant new second quarter 2023 awards mentioned above.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2022 to March 31, 2023:

(in millions)	Backlog at December 31, 2022	New Awards(a)	Revenue Recognized	Backlog at March 31, 2023(b)
Civil	$4,416.3	$379.1	$(349.9)	$4,445.5
Building	2,223.6	233.5	(229.6)	2,227.5
Specialty Contractors	1,289.2	154.1	(196.8)	1,246.5
Total	$7,929.1	$766.7	$(776.3)	$7,919.5
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
The outlook for the Company’s growth over the next several years remains favorable, but it could be negatively impacted by project delays or the timing of project bids, awards, commencements, ramp-up activities and completions, as well as by continuing adverse follow-on impacts of the COVID-19 pandemic. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities.
In elections over the past decade, voters in 44 states have approved 85% of nearly 3,000 state and local ballot measures, raising an estimated $342 billion in new and renewed revenue funding for transportation investments. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved in 2016. Funding from this measure is already flowing to some of the Company’s current and prospective projects, and overall the measure is expected to generate $120 billion of funding over 40 years. Interest rates have risen over the past year, as anticipated, but are still at levels which we believe remain conducive to continued spending on various types of projects. However, if borrowing rates continue to increase, they could reach levels that may negatively impact demand, particularly for certain Building segment end markets which tend to be more closely correlated to economic conditions.
The bipartisan Infrastructure Investment and Jobs Act of 2021 (the “Bipartisan Infrastructure Law” or “BIL”) was enacted into law on November 15, 2021, and it provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The law marks the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the next 10 years, and much of it is allocated for investment in end markets that are directly aligned with the Company’s market focus. Accordingly, the Company believes that this significant level of sustained, incremental funding will favorably impact the Company’s current work and prospective opportunities over the next decade, as initial funds have begun flowing to project owners and substantially increased funding from the BIL is expected to occur over the next several years.
For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income (loss) from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue	$349.9	$390.8
Income (loss) from construction operations	18.0	(1.0)
Revenue for the three months ended March 31, 2023 decreased 10% compared to the same period in 2022. The decrease was primarily due to reduced project execution activities on a transportation project in the Northeast and two mass-transit projects in California, all of which are completed or nearing completion. In addition, the decrease for the three months ended March 31, 2023 reflects the temporary unfavorable impact of the successful negotiation of significant lower margin (and lower risk) change orders on a mass-transit project in California. These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage as of March 31, 2023. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. The decrease in revenue for the first quarter of 2023 also reflected the absence of unfavorable adjustments recognized in the first quarter of 2022 due to an adverse legal ruling on a dispute related to a bridge project in New York and the temporary unfavorable impact in the first quarter of 2022 from the successful negotiation of significant lower margin (and lower risk) change orders on the same mass-transit project in California discussed above. Revenue for both periods was also adversely impacted by the follow-on impacts of the COVID-19 pandemic, which delayed bidding activities and awards of certain new projects during 2020 and much of 2021 and negatively impacted revenue for the first quarters of both 2023 and 2022. Revenue for both periods was also adversely impacted by the Company’s lack of success in its pursuit of certain large prospective Civil segment projects in the second half of 2021 and certain projects totaling more than $10.0 billion for which the Company was the low or preferred bidder but no contract was awarded over the last few years due to customer budget constraints.
Despite the above-mentioned revenue decline, income from construction operations for the three months ended March 31, 2023 was $18.0 million compared to loss from construction operations of $1.0 million for the same period in 2022. The increase was primarily driven by the absence of the prior-year pre-tax charge of $25.5 million that resulted from the aforementioned legal ruling on a dispute related to a bridge project in New York, as well as the absence of the prior-year unfavorable pre-tax impact of $17.6 million from the successful negotiation of lower margin (and lower risk) change orders on the same mass-transit project in California as mentioned above. The increase was partially offset by the temporary unfavorable pre-tax impact of $28.0 million from the successful negotiation of significant lower margin (and lower risk) change orders in the first quarter of 2023 on the same mass-transit project in California. These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage, the impact of which is expected to reverse itself over the remaining life of the project.

Operating margin was 5.1% and (0.2)% for the three months ended March 31, 2023 and 2022, respectively. The increase in operating margin was principally due to the above-mentioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Civil segment totaled $379 million for the first quarter of 2023 compared to $447 million for the same period in 2022. The most significant new awards and contract adjustments in the first quarter of 2023 included $224 million of additional funding for a mass-transit project in California and a $62 million bridge repair project in Minnesota. The COVID-19 pandemic has caused significant revenue shortfalls for certain state and local government agencies since 2020. In addition, the timing and magnitude of federal, state and local funding, including anticipated contributions from the BIL, is uncertain, which could result in delays in the bidding and awarding of certain large new projects.
Backlog for the Civil segment was $4.4 billion as of March 31, 2023 compared to $4.6 billion as of March 31, 2022. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures and the BIL, and by public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects, but the timing of new awards remains uncertain.
Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue	$229.6	$330.6
Income (loss) from construction operations	(70.2)	9.5
Revenue for the three months ended March 31, 2023 decreased 31% compared to the same period in 2022, primarily due to the aforementioned unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York. The revenue reduction was also due to reduced project execution activities on certain projects in California, Arkansas and the Northeast that are complete or substantially complete, partially offset by contributions from certain newer projects in California, Oklahoma, Florida and Mississippi. Revenue for both periods was further reduced by the follow-on impacts of the COVID-19 pandemic, which delayed certain project bids and awards in 2020 and 2021.
Loss from construction operations for the three months ended March 31, 2023 was $70.2 million compared to income from construction operations of $9.5 million for the same period in 2022. The decrease was primarily due to the aforementioned unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash, pre-tax charge of $83.6 million, of which $72.2 million impacted the Building segment.
Operating margin was (30.6)% and 2.9% for the three months ended March 31, 2023 and 2022, respectively. The change in operating margin was principally due to the aforementioned factors that drove the reductions in revenue and income (loss) from construction operations.
New awards in the Building segment totaled $234 million for the first quarter of 2023 compared to $325 million for the same period in 2022. The most significant new awards in the first quarter of 2023 included a $91 million educational facility project in California, a $75 million military facility renovation project in Colorado and $56 million of additional funding for a healthcare project in California. The lingering effects of the COVID-19 pandemic, including the proliferation of remote and hybrid work for many businesses, as well as slowing economic conditions caused by higher inflation and rising interest rates, could continue to result in certain delayed or even canceled Building segment project opportunities, particularly in the corporate office end market. However, other Building segment end markets, such as correctional facilities, health care, education, and hospitality and gaming, continue to show strong demand for new and renovated facilities.
Backlog for the Building segment was $2.2 billion as of March 31, 2023, down slightly compared to $2.3 billion as of March 31, 2022. The Building segment continues to have a large volume of prospective projects across various end markets and geographic locations, as noted above.

Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue	$196.8	$230.7
Loss from construction operations	(12.4)	(3.9)
Revenue for the three months ended March 31, 2023 decreased 15% compared to the same period in 2022, principally due to reduced project execution activities on the electrical component of a transportation project in the Northeast that is nearing completion, partially offset by contributions from an industrial facility project in Arizona. The aforementioned adverse legal ruling on a completed mixed-use project in New York also contributed to the revenue decline. Revenue for the period was also reduced by the follow-on impacts of the COVID-19 pandemic, which delayed certain project bids and awards in 2020 and 2021.
Loss from construction operations for the three months ended March 31, 2023 was $12.4 million compared to $3.9 million for the same period in 2022. The larger loss for the first quarter of 2023 was principally due to the aforementioned unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash, pre-tax charge of $83.6 million, of which $11.4 million impacted the Specialty Contractors segment.
Operating margin was (6.3)% and (1.7)% for the three months ended March 31, 2023 and 2022, respectively. The change in operating margin was principally due to the aforementioned factors that drove the changes in revenue and loss from construction operations.
New awards in the Specialty Contractors segment totaled $154 million for the first quarter of 2023 compared to $224 million for the same period in 2022. The COVID-19 pandemic has resulted in, and could continue to result in, reduced demand from certain customers, particularly in New York, that continue to experience funding constraints.
Backlog for the Specialty Contractors segment was $1.2 billion as of March 31, 2023 compared to $1.4 billion as of March 31, 2022. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. In addition, the segment remains well-positioned to capture its share of new projects, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $16.4 million and $14.5 million during the three months ended March 31, 2023 and 2022, respectively. The increase in the three months ended March 31, 2023 was primarily due to higher compensation-related expenses compared to the same period in 2022.
Other Income, Net, Interest Expense and Income Tax Benefit

	Three Months Ended March 31,
(in millions)	2023	2022
Other income, net	$6.4	$3.7
Interest expense	(21.5)	(16.5)
Income tax benefit	48.1	3.9
Other income, net for the three months ended March 31, 2023 increased by $2.7 million compared to the same period in 2022, primarily due to a gain on sale of property in the 2023 period.
Interest expense for the three months ended March 31, 2023 increased by $5.0 million compared to the same period in 2022. The increase for the three months ended March 31, 2023 was substantially due to higher interest rates on the Term Loan B and the Revolver, as defined below in Liquidity and Capital Resources.

The effective income tax rate was 49.6% for the three months ended March 31, 2023. The effective income tax rate for the 2023 period was higher than the 21% federal statutory rate primarily due to the pre-tax loss for the period and projected for the year. In periods reporting pre-tax losses, a tax benefit increases the effective income tax rate because it increases the tax benefit generated from the pre-tax loss. The tax benefits that caused a higher effective tax rate were primarily the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of the federal tax benefit), partially offset by non-deductible expenses.
The effective income tax rate was 17.1% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2022, was lower than the 21% federal statutory rate. The Company incurred a pre-tax loss for the quarter, but projected a pre-tax profit for the year and, as a result, tax benefits reduced the effective tax rate. The effective income tax rate was lower than the 21% federal statutory rate primarily due to earnings attributable to noncontrolling interests, for which income taxes are not the responsibility of the Company, partially offset by state income taxes (net of the federal tax benefit).
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $145 million and available cash balances as of March 31, 2023, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond, including the prepayment of $44.0 million on the Term Loan B that was made, as required, in April 2023 due to a prepayment obligation in the Credit Agreement as a result of the Company generating “excess” cash flow in 2022, as discussed below in Debt. Despite our record operating cash flow in 2022 and relatively strong operating cash flow for the three months ended March 31, 2023 (as discussed below in Cash and Working Capital), liquidity has been and could continue to be negatively affected by the follow-on impacts of the COVID-19 pandemic, which induced customer budgetary constraints and delayed bidding activities and awards of certain large civil projects. We are also still pursuing COVID-19-related cost recoveries from certain customers. Our liquidity was also adversely impacted by the Company’s lack of success in its pursuit of certain large prospective Civil segment projects in the second half of 2021, as well as by instances where the Company was not awarded certain Civil segment projects totaling more than $10.0 billion over the last few years due to customer budget constraints, despite being the low or preferred bidder. In addition, as discussed above in Executive Overview - COVID-19 Update, the COVID-19 pandemic delayed court and arbitration schedules and also hindered the Company’s ability to resolve certain unapproved work. We believe that future funding from the BIL and increasing revenue to government customers as travel and commuting levels rise, as discussed above, could offset or mitigate these and other possible lingering future negative impacts from the COVID-19 pandemic, though it remains difficult to predict any of these factors. Furthermore, the backlog of accumulated court and arbitration proceedings that grew as a result of the pandemic during 2020 and 2021 has begun to recede, with certain disputes having been resolved in 2022 and 2023 with other settlement conferences and trial dates now scheduled or being scheduled. In addition, certain disputes and related collection delays were resolved during the latter part of 2021, as well as during 2022 and 2023. We experienced a record operating cash flow in 2022 and strong operating cash flow for the first quarter of 2023 (whereas typically the Company’s first quarter operating cash flow is negative due to the seasonality of the business), and we expect strong operating cash flows to continue for the remainder of 2023, based on projected cash collections, both from project execution activities and the resolution of additional outstanding claims and unapproved change orders.
Cash and Working Capital
Cash and cash equivalents were $282.7 million as of March 31, 2023 compared to $259.4 million as of December 31, 2022. Cash immediately available for general corporate purposes was $63.9 million and $47.7 million as of March 31, 2023 and December 31, 2022, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $108.2 million as of March 31, 2023 compared to $106.0 million as of December 31, 2022. Restricted cash and restricted investments at March 31, 2023 were primarily held to secure insurance-related contingent obligations.
During the three months ended March 31, 2023, net cash provided by operating activities was $21.3 million. The net cash provided by operating activities was primarily due to a decrease in investments in project working capital, partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to a decrease in costs and estimated earnings in excess of billings (“CIE”) and decreases in accounts receivable and retention receivable that resulted from improved collection activity. During the three months ended March 31, 2022, net cash provided by operating activities was $120.7 million, which was the largest first quarter operating cash flow since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008. This net cash provided by operating activities was primarily due to a decrease in investments in project working capital. The decrease in investments in project working capital was primarily due to improved collection activity, as reflected by increases in billing in excess of costs and estimated earnings (“BIE”), and decreases in accounts receivable and retention receivable.
Cash flow from operating activities decreased $99.4 million when comparing the first three months of 2023 with the same period in 2022. The decrease in cash flow from operating activities for the first three months of 2023 compared to the first three months of 2022 primarily resulted from cash utilized by earnings sources in the current year compared to cash generated by earnings sources in the prior year, partially offset by a larger current-year decrease in investment in working capital compared to last year. The larger decrease in investment in working capital in the 2023 period was primarily driven by a larger current-year decrease in CIE compared to the prior year, a current-year decrease in other current assets compared to a prior year increase (primarily due to prepaid income taxes) and a smaller current-year decrease in accounts payable retention compared to the prior year, partially offset by a smaller current-year increase in BIE and a current-year decrease in accounts payable compared to an increase in the prior year due to timing of payments to vendors and subcontractors. Both periods were positively impacted by collections associated with previously disputed matters.
Net cash used in investing activities during the first three months of 2023 was $6.9 million, primarily due to the acquisition of property and equipment (i.e., capital expenditures) totaling $17.8 million, partially offset by proceeds from the sale of property and equipment of $6.5 million and net proceeds from investment transactions of $4.4 million. Net cash used in investing activities during the first three months of 2022 was $14.9 million primarily due to the acquisition of property and equipment (i.e., capital expenditures) totaling $12.0 million, as well as net cash used in investment transactions of $4.3 million.
Net cash provided by financing activities was $14.4 million for the first three months of 2023, which was primarily driven by $21.4 million of net proceeds from borrowings, partially offset by $6.5 million of net distributions to noncontrolling interests. Net cash provided by financing activities was $4.1 million for the first three months of 2022, which was primarily driven by $8.6 million of net proceeds from borrowings, partially offset by $3.5 million of net distributions to noncontrolling interests.
At March 31, 2023, we had working capital of $1.6 billion, a ratio of current assets to current liabilities of 1.82 and a ratio of debt to equity of 0.71, compared to working capital of $1.7 billion, a ratio of current assets to current liabilities of 1.87 and a ratio of debt to equity of 0.66 at December 31, 2022.
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
The 2020 Credit Agreement requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). Included in current maturities of long-term debt in the accompanying Condensed Consolidated Balance Sheets is a $44.0 million prepayment of principal on the Term Loan B that was made in April 2023. The prepayment resulted from our record operating cash flow in 2022, which produced “excess” cash flow under the terms of the 2020 Credit Agreement, as discussed above.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in LIBOR, in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the three months ended March 31, 2023 were approximately 9.4% and 11.6%, respectively. At March 31, 2023, the borrowing rates on the Term Loan B and the Revolver were 9.6% and 11.8%, respectively. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

The table below presents our actual and required first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
March 31, 2023
	Actual	Required
First lien net leverage ratio	3.50 to 1.00	≤ 3.75 : 1.00

On October 31, 2022, the 2020 Credit Agreement was amended to increase the maximum First Lien Net Leverage Ratio covenant level for certain fiscal quarters. On March 10, 2023, the 2020 Credit Agreement was further amended to set the maximum First Lien Net Leverage Ratio covenant level to 3.50:1.00, effective the fiscal quarter ended December 31, 2022, and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of March 31, 2023, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Contractual Obligations
There have been no material changes in our contractual obligations from those described in our Annual Report on Form 10‑K for the year ended December 31, 2022.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended December 31, 2022. Our critical accounting estimates are also identified and discussed in Part II, Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2022.
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2023 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in Part II, Item 7A of our Annual Report on Form 10‑K for the year ended December 31, 2022.
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

PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10‑K for the year ended December 31, 2022, updated by Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Mine Safety Disclosures
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. Accordingly, we provide information regarding mine safety violations and other mining regulation matters in Exhibit 95 to this Form 10-Q.
Item 5. Other Information
On May 2, 2023, Tutor Perini Corporation amended its 2020 Credit Agreement (“the Amendment”). As of the effective date, the Amendment changes the reference interest rate on the Term Loan B from LIBOR to Adjusted Term SOFR. The Amendment does not change the total commitments or the maturity under the 2020 Credit Agreement.

The foregoing description of the Amendment does not constitute a complete summary and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.2.

Item 6. Exhibits

Exhibits	Description
10.1*	Letter Agreement, dated January 23, 2023, by and between Tutor Perini Corporation and Ghassan Ariqat.
10.2	Third Amendment to Credit Agreement, dated as of May 2, 2023.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
* Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: May 4, 2023	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer