Form 10-Q
period 2023-06-30
TUTOR PERINI CORP
filed 2023-08-04
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at July 27, 2023 was 51,975,785.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share amounts)	2023	2022	2023	2022
REVENUE	$1,021,751	$861,027	$1,798,051	$1,813,181
COST OF OPERATIONS	(956,790)	(895,250)	(1,757,259)	(1,797,059)
GROSS PROFIT (LOSS)	64,961	(34,223)	40,792	16,122
General and administrative expenses	(62,573)	(56,331)	(120,349)	(116,583)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	2,388	(90,554)	(79,557)	(100,461)
Other income, net	3,058	1,020	9,475	4,717
Interest expense	(22,016)	(16,204)	(43,529)	(32,696)
LOSS BEFORE INCOME TAXES	(16,570)	(105,738)	(113,611)	(128,440)
Income tax (expense) benefit	(194)	43,718	47,918	47,607
NET LOSS	(16,764)	(62,020)	(65,693)	(80,833)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	20,770	983	21,037	3,804
NET LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(37,534)	$(63,003)	$(86,730)	$(84,637)
BASIC LOSS PER COMMON SHARE	$(0.72)	$(1.23)	$(1.68)	$(1.65)
DILUTED LOSS PER COMMON SHARE	$(0.72)	$(1.23)	$(1.68)	$(1.65)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	51,803	51,276	51,678	51,192
DILUTED	51,803	51,276	51,678	51,192
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
NET LOSS	$(16,764)	$(62,020)	$(65,693)	$(80,833)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	296	457	597	915
Foreign currency translation adjustments	528	(1,390)	778	(1,133)
Unrealized gain (loss) in fair value of investments	(592)	(2,058)	737	(6,262)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	232	(2,991)	2,112	(6,480)

COMPREHENSIVE LOSS	(16,532)	(65,011)	(63,581)	(87,313)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	21,171	210	21,591	2,652
COMPREHENSIVE LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(37,703)	$(65,221)	$(85,172)	$(89,965)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of June 30, 2023	As of December 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($163,088 and $168,408 related to variable interest entities (“VIEs”))	$263,545	$259,351
Restricted cash	10,914	14,480
Restricted investments	97,293	91,556
Accounts receivable ($80,770 and $54,040 related to VIEs)	1,226,636	1,171,085
Retention receivable ($153,699 and $187,615 related to VIEs)	557,358	585,556
Costs and estimated earnings in excess of billings ($72,051 and $83,911 related to VIEs)	1,224,663	1,377,528
Other current assets ($30,813 and $33,340 related to VIEs)	165,760	179,215
Total current assets	3,546,169	3,678,771
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $520,109 and $505,512 (net P&E of $31,883 and $22,133 related to VIEs)	444,615	435,088
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	69,424	70,542
OTHER ASSETS	203,164	153,256
TOTAL ASSETS	$4,468,515	$4,542,800

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,634	$70,285
Accounts payable ($33,178 and $36,484 related to VIEs)	487,769	495,345
Retention payable ($32,589 and $44,859 related to VIEs)	226,036	246,562
Billings in excess of costs and estimated earnings ($468,399 and $480,839 related to VIEs)	1,025,252	975,812
Accrued expenses and other current liabilities ($7,181 and $5,082 related to VIEs)	196,450	179,523
Total current liabilities	1,956,141	1,967,527
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $12,330 and $13,980	905,623	888,154
OTHER LONG-TERM LIABILITIES	238,550	245,135
TOTAL LIABILITIES	3,100,314	3,100,816
COMMITMENTS AND CONTINGENCIES (NOTE 10)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 51,969,840 and 51,521,336 shares	51,970	51,521
Additional paid-in capital	1,143,532	1,140,933
Retained earnings	217,571	304,301
Accumulated other comprehensive loss	(45,479)	(47,037)
Total stockholders' equity	1,367,594	1,449,718
Noncontrolling interests	607	(7,734)
TOTAL EQUITY	1,368,201	1,441,984
TOTAL LIABILITIES AND EQUITY	$4,468,515	$4,542,800
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net loss	$(65,693)	$(80,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,636	28,344
Amortization of intangible assets	1,118	10,177
Share-based compensation expense	5,637	4,814
Change in debt discounts and deferred debt issuance costs	2,005	1,817
Deferred income taxes	(68,256)	(61,145)
Gain on sale of property and equipment	(5,038)	(168)
Changes in other components of working capital	188,761	269,104
Other long-term liabilities	(2,152)	7,885
Other, net	1,632	(1,297)
NET CASH PROVIDED BY OPERATING ACTIVITIES	77,650	178,698

Cash Flows from Investing Activities:
Acquisition of property and equipment	(30,623)	(28,845)
Proceeds from sale of property and equipment	6,758	6,420
Investments in securities	(14,521)	(10,409)
Proceeds from maturities and sales of investments in securities	9,227	4,919
NET CASH USED IN INVESTING ACTIVITIES	(29,159)	(27,915)

Cash Flows from Financing Activities:
Proceeds from debt	537,500	412,357
Repayment of debt	(571,332)	(439,236)
Cash payments related to share-based compensation	(284)	(1,009)
Distributions paid to noncontrolling interests	(15,250)	(24,500)
Contributions from noncontrolling interests	2,000	3,961
Debt issuance, extinguishment and modification costs	(497)	—
NET CASH USED IN FINANCING ACTIVITIES	(47,863)	(48,427)

Net increase in cash, cash equivalents and restricted cash	628	102,356
Cash, cash equivalents and restricted cash at beginning of period	273,831	211,396
Cash, cash equivalents and restricted cash at end of period	$274,459	$313,752
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 may not be indicative of the results that will be achieved for the full year ending December 31, 2023.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2023 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the notes to the condensed consolidated financial statements of prior years have been reclassified to conform to the current year presentation.
(2)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$361,082	$225,574	$549,542	$482,712
Military facilities	83,811	60,355	169,378	110,149
Bridges	51,326	85,073	81,971	126,320
Commercial and industrial sites	29,089	11,694	51,593	23,604
Other	28,815	20,926	51,509	51,632
Total Civil segment revenue	$554,123	$403,622	$903,993	$794,417

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Building segment revenue by end market:
Municipal and government	$97,814	$83,826	$187,434	$159,781
Health care facilities	55,839	50,277	106,256	85,837
Education facilities	54,420	31,176	102,497	61,036
Mass transit (includes transportation projects)	62,871	10,447	96,191	70,648
Commercial and industrial facilities	16,026	49,309	54,297	88,395
Hospitality and gaming	16,979	24,077	36,585	100,995
Sports and entertainment	13,364	5,174	26,830	9,946
Other(a)	14,029	12,655	(49,095)	20,951
Total Building segment revenue	$331,342	$266,941	$560,995	$597,589

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Specialty Contractors segment revenue by end market:
Commercial and industrial facilities	$53,583	$36,444	$107,810	$66,301
Multi-unit residential	29,207	28,243	62,003	53,181
Mass transit (includes certain transportation and tunneling projects)	4,973	75,395	52,518	194,422
Water	20,147	13,972	48,481	35,419
Federal government	11,210	14,106	23,829	20,855
Health care facilities	14,048	6,382	23,579	14,957
Other(a)	3,118	15,922	14,843	36,040
Total Specialty Contractors segment revenue	$136,286	$190,464	$333,063	$421,175

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$403,013	$177,247	$54,879	$635,139	$319,411	$89,473	$91,817	$500,701
Federal agencies	98,711	47,090	(5,414)	140,387	62,991	42,402	3,186	108,579
Private owners	52,399	107,005	86,821	246,225	21,220	135,066	95,461	251,747
Total revenue	$554,123	$331,342	$136,286	$1,021,751	$403,622	$266,941	$190,464	$861,027

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$616,440	$313,848	$140,561	$1,070,849	$633,253	$213,163	$184,048	$1,030,464
Federal agencies	194,695	88,825	(3,521)	279,999	113,685	88,500	14,520	216,705
Private owners(a)	92,858	158,322	196,023	447,203	47,479	295,926	222,607	566,012
Total revenue	$903,993	$560,995	$333,063	$1,798,051	$794,417	$597,589	$421,175	$1,813,181

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$488,343	$136,053	$110,552	$734,948	$337,414	$64,296	$158,036	$559,746
Guaranteed maximum price	(107)	125,070	(1,734)	123,229	301	145,954	3,361	149,616
Unit price	58,662	—	21,068	79,730	72,210	—	22,064	94,274
Cost plus fee and other	7,225	70,219	6,400	83,844	(6,303)	56,691	7,003	57,391
Total revenue	$554,123	$331,342	$136,286	$1,021,751	$403,622	$266,941	$190,464	$861,027

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$799,716	$232,169	$276,707	$1,308,592	$674,407	$166,814	$357,099	$1,198,320
Guaranteed maximum price(a)	(45)	194,848	22	194,825	594	317,463	8,694	326,751
Unit price	91,674	—	45,132	136,806	122,720	33	36,886	159,639
Cost plus fee and other	12,648	133,978	11,202	157,828	(3,304)	113,279	18,496	128,471
Total revenue	$903,993	$560,995	$333,063	$1,798,051	$794,417	$597,589	$421,175	$1,813,181
____________________________________________________________________________________________________
(a)The six-month period ended June 30, 2023 includes the negative impact of a non-cash charge of $83.6 million in the first quarter of 2023 that resulted from an adverse legal ruling (of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment). Refer to Note 17, Business Segments, for additional details.

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three and six months ended June 30, 2023 related to performance obligations satisfied (or partially satisfied) in prior periods by $3.1 million and $108.3 million, respectively. Refer to Note 17, Business Segments, for additional details on significant adjustments. Revenue was negatively impacted during the three and six months ended June 30, 2022 related to performance obligations satisfied (or partially satisfied) in prior periods by $63.6 million and $110.3 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2023, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.6 billion, $2.4 billion and $1.2 billion for the Civil, Building and Specialty Contractors segments, respectively. As of June 30, 2022, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.9 billion, $2.2 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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
Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Retention receivable	$557,358	$585,556
Costs and estimated earnings in excess of billings:
Claims	572,617	677,367
Unapproved change orders	576,253	601,681
Other unbilled costs and profits	75,793	98,480
Total costs and estimated earnings in excess of billings	1,224,663	1,377,528
Capitalized contract costs	52,798	49,441
Total contract assets	$1,834,819	$2,012,525

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Retention receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retention agreements vary from project to project, and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of June 30, 2023, the amount of retention receivable estimated by management to be collected beyond one year is approximately 58% of the balance.
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 10, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of June 30, 2023 estimated by management to be collected beyond one year is approximately $625.8 million.
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and six months ended June 30, 2023, $9.0 million and $19.8 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and six months ended June 30, 2022, $19.0 million and $31.6 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Retention payable	$226,036	$246,562
Billings in excess of costs and estimated earnings	1,025,252	975,812
Total contract liabilities	$1,251,288	$1,222,374
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected. As of June 30, 2023, the amount of retention payable estimated by management to be remitted beyond one year is approximately 42% of the balance.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and six months ended June 30, 2023 and

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

included in the opening billings in excess of costs and estimated earnings balances for each period totaled $439.5 million and $564.4 million, respectively. Revenue recognized during the three and six months ended June 30, 2022 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $387.5 million and $425.5 million, respectively.
(4)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents available for general corporate purposes	$65,126	$47,711
Joint venture cash and cash equivalents	198,419	211,640
Cash and cash equivalents	263,545	259,351
Restricted cash	10,914	14,480
Total cash, cash equivalents and restricted cash	$274,459	$273,831
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
(5)Earnings Per Common Share
Basic earnings per common share (“EPS”) and diluted EPS are calculated by dividing net income (loss) attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units (“RSUs”) and unexercised stock options. The Company calculates the effect of the potentially dilutive RSUs and stock options using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share data)	2023	2022	2023	2022
Net loss attributable to Tutor Perini Corporation	$(37,534)	$(63,003)	$(86,730)	$(84,637)

Weighted-average common shares outstanding, basic	51,803	51,276	51,678	51,192
Effect of dilutive RSUs and stock options	—	—	—	—
Weighted-average common shares outstanding, diluted	51,803	51,276	51,678	51,192

Net loss attributable to Tutor Perini Corporation per common share:
Basic	$(0.72)	$(1.23)	$(1.68)	$(1.65)
Diluted	$(0.72)	$(1.23)	$(1.68)	$(1.65)

Anti-dilutive securities not included above	3,163	3,398	3,010	3,415
For both the three and six months ended June 30, 2023 and 2022, all outstanding RSUs and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the periods.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(6)Income Taxes
The Company recognized income tax expense of $0.2 million for the three months ended June 30, 2023 and an income tax benefit of $47.9 million for the six months ended June 30, 2023. The effective income tax rate was (1.2)% and 42.2% for the three and six months ended June 30, 2023, respectively. The effective income tax rate for the three months ended June 30, 2023 was lower than the 21% federal statutory rate primarily due to the impact of a cumulative catch-up adjustment associated with the change in the Company’s projected 2023 effective tax rate that resulted from the revision of the Company’s forecast. The effective income tax rates for both periods were impacted by relatively large tax benefits generated against a forecasted pre-tax loss for the year, which magnified the impact these tax benefits had on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The tax benefits that caused a higher effective tax rate were primarily the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of the federal tax benefit), partially offset by non-deductible expenses.
For the three and six months ended June 30, 2022, the Company recognized an income tax benefit of $43.7 million and $47.6 million, respectively, with an effective income tax rate of 41.3% and 37.1%, respectively. The effective income tax rates for both periods were higher than the 21% federal statutory rate primarily due to tax benefits generated against a relatively low forecasted pre-tax loss for the year, which magnified the impact of tax benefits on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The tax benefits in the respective periods that caused a higher tax rate were primarily the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income tax benefits (net of the federal tax benefit).
The Company had deferred tax assets of $79.0 million and $15.9 million at June 30, 2023 and December 31, 2022, respectively, which are included in other assets on the Condensed Consolidated Balance Sheets.
(7)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through June 30, 2023:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2022	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2022	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2022	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of June 30, 2023	$205,143	$—	$—	$205,143
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Intangible Assets
Intangible assets consist of the following:

	As of June 30, 2023				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(27,004)	(23,232)	19,014	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(199,449)	$(113,067)	$69,424

	As of December 31, 2022				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(25,886)	(23,232)	20,132	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(198,331)	$(113,067)	$70,542
Amortization expense related to amortizable intangible assets for the three and six months ended June 30, 2023 was $0.6 million and $1.1 million, respectively. Amortization expense related to amortizable intangible assets for the three and six months ended June 30, 2022 was $4.7 million and $10.2 million, respectively. As of June 30, 2023, future amortization expense related to amortizable intangible assets will be approximately $1.1 million for the remainder of 2023, $2.2 million per year for the years 2024 through 2028 and $6.9 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2022. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three and six months ended June 30, 2023 or 2022.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(8)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2023	As of December 31, 2022
2017 Senior Notes	$497,839	$497,289
Term Loan B	359,110	404,169
Revolver	25,000	—
Equipment financing and mortgages	42,194	48,681
Other indebtedness	2,114	8,300
Total debt	926,257	958,439
Less: Current maturities	20,634	70,285
Long-term debt, net	$905,623	$888,154
The following table reconciles the outstanding debt balances to the reported debt balances as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023			As of December 31, 2022
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(2,161)	$497,839	$500,000	$(2,711)	$497,289
Term Loan B	369,279	(10,169)	359,110	415,438	(11,269)	404,169
The unamortized issuance costs related to the Revolver were $1.8 million and $1.6 million as of June 30, 2023 and December 31, 2022, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.

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
The 2020 Credit Agreement permits the Company to repay any or all borrowings outstanding under the 2020 Credit Agreement at any time prior to maturity without penalty. The 2020 Credit Agreement requires the Company to make regularly scheduled payments of principal on the Term Loan B in quarterly installments equal to 0.25% of the initial principal amount of the Term Loan B. The 2020 Credit Agreement also requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). At December 31, 2022, current maturities of long-term debt in the accompanying Condensed Consolidated Balance Sheet included a $44.0 million prepayment of principal on the Term Loan B, which was paid in April 2023, relating to the mandatory prepayment provision of the 2020 Credit Agreement in respect of annual excess cash flow.
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The weighted-average annual interest rate on borrowings under the Revolver was 11.78% during the six months ended June 30, 2023.
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
As of June 30, 2023, there was $150 million available under the Revolver. The Company had not utilized the Revolver for letters of credit. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended June 30, 2023.
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
Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cash interest expense:
Interest on 2017 Senior Notes	$8,594	$8,594	$17,188	$17,188
Interest on Term Loan B	9,250	6,085	18,999	12,118
Interest on Revolver	2,807	130	4,552	633
Other interest	364	479	785	940
Total cash interest expense	21,015	15,288	41,524	30,879

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Term Loan B	529	516	1,100	1,021
Amortization of debt issuance costs on Revolver	195	141	355	283
Amortization of debt issuance costs on 2017 Senior Notes	277	259	550	513
Total non-cash interest expense	1,001	916	2,005	1,817

Total interest expense	$22,016	$16,204	$43,529	$32,696
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and Term Loan B were 7.13% and 10.84%, respectively, for the six months ended June 30, 2023.
(9)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2023, the Company’s operating leases have remaining lease terms ranging from less than one year to 15 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$3,387	$3,912	$6,861	$8,069
Short-term lease expense(a)	12,692	12,991	26,611	27,435
	16,079	16,903	33,472	35,504
Less: Sublease income	198	190	392	380
Total lease expense	$15,881	$16,713	$33,080	$35,124
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of June 30, 2023	As of December 31, 2022
Assets
Right-of-use assets	Other assets	$47,692	$50,825
Total lease assets		$47,692	$50,825
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$5,710	$6,709
Long-term lease liabilities	Other long-term liabilities	47,154	49,176
Total lease liabilities		$52,864	$55,885
Weighted-average remaining lease term		11.0 years	11.0 years
Weighted-average discount rate		11.90%	11.77%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(6,807)	$(7,717)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$807	$7,887
The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2023:

Year (in thousands)	Operating Leases
2023 (excluding the six months ended June 30, 2023)	$5,956
2024	10,224
2025	9,109
2026	7,556
2027	6,770
Thereafter	58,094
Total lease payments	97,709
Less: Imputed interest	44,845
Total	$52,864
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
Hearings on the merits commenced on September 24, 2018 before the arbitration panel. On June 4, 2019, the arbitration panel, as confirmed by the U.S. District Court in the Southern District of New York, issued a writ of attachment against Developer for $23 million of the $29 million discussed above. On October 7, 2019, the Developer filed for bankruptcy protection in the Southern District of New York under Chapter 11 of the Bankruptcy Code. The filing for bankruptcy stayed the pending arbitration proceedings. TPBC appeared in the bankruptcy proceedings on October 8, 2019 and filed a Proof of Claim in the amount of $113 million on December 13, 2019.
On June 5, 2020, the Developer, secured lenders and the Port Authority announced that they had reached a settlement of their disputes. As part of the settlement, the Port Authority waived the enforcement of its right to seek a “cure” pursuant to its lease agreement with the Developer, which requires construction costs be paid prior to any sale of the leasehold, the sole asset in the Developer’s bankruptcy estate to be distributed in this bankruptcy. On July 14, 2020, the bankruptcy court conducted a hearing to determine (1) whether to approve the settlement agreement between the Developer, secured lenders and the Port Authority; and (2) whether TPBC can assert third-party beneficiary rights to the lease agreement and require that prior to the sale of the leasehold, any outstanding costs owed to contractors for the cost of building the project must be paid pursuant to the lease agreement’s “cure” provisions. On August 12, 2020, the bankruptcy court approved the settlement and denied TPBC’s third-party beneficiary rights under the lease agreement. On August 20, 2020, TPBC filed an appeal with the U.S. District Court for the Southern District of New York seeking to challenge the denial of its third-party beneficiary rights under the lease agreement’s “cure” provisions to avoid being subordinate to the claims of the secured lenders in the bankruptcy proceedings, which was denied by the U.S. District Court on August 4, 2021. TPBC filed an appeal with the U.S. Court of Appeals for the Second Circuit on August 20, 2021, which conducted oral argument on October 27, 2022. On April 10, 2023, the Second Circuit affirmed the bankruptcy court’s and district court’s denials of TPBC’s third-party beneficiary rights under the project’s lease agreement’s “cure” provisions and concluded that TPBC’s claims were not otherwise entitled to priority treatment under the Bankruptcy Code and should therefore be treated as unsecured claims that are subordinate to the claims of the secured lenders in the Developer’s bankruptcy case. As a result of this adverse decision from the Second Circuit, the Company recorded a non-cash, pre-tax charge to income (loss) from construction operations of $83.6 million in the first quarter of 2023. TPBC has no further avenues to recover its costs from the Developer or the bankruptcy-related actions, nor does the Developer have any ability to recover its claims against TPBC, and these lawsuits have now concluded.
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
(11)Share-Based Compensation
As of June 30, 2023, there were 593,685 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the six months ended June 30, 2023 and 2022, the Company granted the following share-based instruments: (1) RSUs totaling 590,188 and 375,769, respectively, with weighted-average grant date fair values per unit of $8.66 and $10.53, respectively; (2) shares of unrestricted stock totaling 302,112 and 165,030, respectively, with weighted-average grant date fair values per share of $5.66 and $10.63, respectively; and (3) cash-settled performance stock units (“CPSUs”) totaling 901,541 and 315,768, respectively, with weighted-average grant date fair values per unit of $11.18 and $14.89, respectively. During the six months ended June 30, 2023, the Company also granted a cash award with a service-based vesting condition and payout indexed to 90,000 shares of the Company’s common stock, with a weighted-average grant date fair value of $8.98 per share.
As of June 30, 2023 and December 31, 2022, the Company recognized liabilities for CPSUs and RSUs with guaranteed minimum payouts and certain cash-settled awards on the Condensed Consolidated Balance Sheets totaling approximately $5.0 million and $2.1 million, respectively. During the six months ended June 30, 2023 and 2022, the Company paid approximately $0.2 million and $2.6 million, respectively, to settle certain awards upon vesting.
For the three and six months ended June 30, 2023, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $2.6 million and $5.6 million, respectively, and $1.4 million and $4.8 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the balance of unamortized share-based compensation expense was $18.7 million, which is expected to be recognized over a weighted-average period of 2.0 years. During the three and six months ended June 30, 2023, share-based compensation was reduced by $0.5 million due to the modification of certain share-based awards. The modifications related to the separation of certain employees from the Company. The modifications also resulted in a modification-date fair value totaling $0.4 million which will be amortized as share-based compensation expense through March 2024.
(12)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.
The following table sets forth a summary of the net periodic benefit cost for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest cost	$969	$647	$1,938	$1,293
Service cost	255	240	510	480
Expected return on plan assets	(979)	(973)	(1,957)	(1,946)
Recognized net actuarial losses	413	638	826	1,277
Net periodic benefit cost	$658	$552	$1,317	$1,104

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Due to availability of our prefunded pension balance related to the defined benefit pension plan, the Company was not required to make any cash payments during the six months ended June 30, 2023. The Company expects to contribute $1.3 million in cash by the end of 2023. Due to the election of certain options provided under the American Rescue Plan Act of 2021, enacted on March 11, 2021, the Company was not required to, and did not contribute, amounts to the defined benefit pension plan during the six months ended June 30, 2022.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023				As of December 31, 2022
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$263,545	$—	$—	$263,545	$259,351	$—	$—	$259,351
Restricted cash(a)	10,914	—	—	10,914	14,480	—	—	14,480
Restricted investments(b)	—	97,293	—	97,293	—	91,556	—	91,556
Investments in lieu of retention(c)	17,917	74,297	—	92,214	20,100	68,228	—	88,328
Total	$292,376	$171,590	$—	$463,966	$293,931	$159,784	$—	$453,715
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of June 30, 2023 and December 31, 2022, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of June 30, 2023 and December 31, 2022, and are comprised of money market funds of $17.9 million and $20.1 million, respectively, and AFS debt securities of $74.3 million and $68.2 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Investments in AFS debt securities consisted of the following as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023				As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$64,151	$—	$(3,350)	$60,801	$53,452	$1	$(3,550)	$49,903
U.S. government agency securities	30,126	—	(1,534)	28,592	34,920	13	(1,688)	33,245
Municipal bonds	8,538	—	(1,087)	7,451	9,211	—	(1,257)	7,954
Corporate certificates of deposit	502	—	(53)	449	507	—	(53)	454
Total restricted investments	103,317	—	(6,024)	97,293	98,090	14	(6,548)	91,556

Investments in lieu of retention:
Corporate debt securities	76,611	—	(3,336)	73,275	70,968	1	(3,724)	67,245
Municipal bonds	820	202	—	1,022	818	165	—	983
Total investments in lieu of retention	77,431	202	(3,336)	74,297	71,786	166	(3,724)	68,228

Total AFS debt securities	$180,748	$202	$(9,360)	$171,590	$169,876	$180	$(10,272)	$159,784

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$23,921	$(227)	$35,880	$(3,123)	$59,801	$(3,350)
U.S. government agency securities	8,097	(90)	20,494	(1,444)	28,591	(1,534)
Municipal bonds	348	(5)	7,103	(1,082)	7,451	(1,087)
Corporate certificates of deposit	—	—	449	(53)	449	(53)
Total restricted investments	32,366	(322)	63,926	(5,702)	96,292	(6,024)

Investments in lieu of retention:
Corporate debt securities	26,699	(299)	46,576	(3,037)	73,275	(3,336)
Total investments in lieu of retention	26,699	(299)	46,576	(3,037)	73,275	(3,336)

Total AFS debt securities	$59,065	$(621)	$110,502	$(8,739)	$169,567	$(9,360)

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$23,559	$(733)	$25,842	$(2,817)	$49,401	$(3,550)
U.S. government agency securities	24,834	(939)	5,593	(749)	30,427	(1,688)
Municipal bonds	4,998	(672)	2,956	(585)	7,954	(1,257)
Corporate certificates of deposit	63	(12)	391	(41)	454	(53)
Total restricted investments	53,454	(2,356)	34,782	(4,192)	88,236	(6,548)

Investments in lieu of retention:
Corporate debt securities	34,553	(843)	32,391	(2,881)	66,944	(3,724)
Total investments in lieu of retention	34,553	(843)	32,391	(2,881)	66,944	(3,724)

Total AFS debt securities	$88,007	$(3,199)	$67,173	$(7,073)	$155,180	$(10,272)

The unrealized losses in AFS debt securities as of June 30, 2023 and December 31, 2022 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of June 30, 2023 and December 31, 2022.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2022, the Company has not recognized any impairment losses in earnings during the six months ended June 30, 2023.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The amortized cost and fair value of AFS debt securities by contractual maturity as of June 30, 2023 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$28,601	$28,095
Due after one year through five years	141,769	134,459
Due after five years	10,378	9,036
Total	$180,748	$171,590
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $421.3 million and $439.7 million as of June 30, 2023 and December 31, 2022, respectively. The fair values of the 2017 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $330.5 million and $389.5 million as of June 30, 2023 and December 31, 2022, respectively. The fair values of the Term Loan B were determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of June 30, 2023 and December 31, 2022.
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
As of June 30, 2023, the Company had unconsolidated VIE-related current assets and liabilities of $0.6 million and $0.2 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2022, the Company had unconsolidated VIE-related current assets of $0.4 million included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of June 30, 2023.
As of June 30, 2023, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $500.4 million and $31.9 million, respectively, as well as current liabilities of $541.3 million related to the operations of its consolidated VIEs. As of December 31, 2022, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $527.3 million and $22.4 million, respectively, as well as current liabilities of $567.3 million related to the operations of its consolidated VIEs.

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
(15)Changes in Equity
A reconciliation of the changes in equity for the three and six months ended June 30, 2023 and 2022 is provided below:

	Three Months Ended June 30, 2023
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - March 31, 2023	$51,645	$1,142,081	$255,105	$(45,310)	$(13,814)	$1,389,707
Net income (loss)	—	—	(37,534)	—	20,770	(16,764)
Other comprehensive income (loss)	—	—	—	(169)	401	232
Share-based compensation	—	1,635	—	—	—	1,635
Issuance of common stock, net	325	(184)	—	—	—	141
Distributions to noncontrolling interests	—	—	—	—	(6,750)	(6,750)
Balance - June 30, 2023	$51,970	$1,143,532	$217,571	$(45,479)	$607	$1,368,201

	Six Months Ended June 30, 2023
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2022	$51,521	$1,140,933	$304,301	$(47,037)	$(7,734)	$1,441,984
Net income (loss)	—	—	(86,730)	—	21,037	(65,693)
Other comprehensive income	—	—	—	1,558	554	2,112
Share-based compensation	—	3,030	—	—	—	3,030
Issuance of common stock, net	449	(431)	—	—	—	18
Contributions from noncontrolling interests	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	(15,250)	(15,250)
Balance - June 30, 2023	$51,970	$1,143,532	$217,571	$(45,479)	$607	$1,368,201

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$411	$(115)	$296	$638	$(181)	$457
Foreign currency translation adjustments	562	(34)	528	(1,698)	308	(1,390)
Unrealized loss in fair value of investments	(751)	159	(592)	(2,384)	326	(2,058)
Total other comprehensive income (loss)	222	10	232	(3,444)	453	(2,991)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	401	—	401	(773)	—	(773)
Total other comprehensive loss attributable to Tutor Perini Corporation	$(179)	$10	$(169)	$(2,671)	$453	$(2,218)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$826	$(229)	$597	$1,277	$(362)	$915
Foreign currency translation adjustments	902	(124)	778	(1,442)	309	(1,133)
Unrealized gain (loss) in fair value of investments	934	(197)	737	(7,898)	1,636	(6,262)
Total other comprehensive income (loss)	2,662	(550)	2,112	(8,063)	1,583	(6,480)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	554	—	554	(1,152)	—	(1,152)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$2,108	$(550)	$1,558	$(6,911)	$1,583	$(5,328)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2023	$(32,336)	$(7,010)	$(5,964)	$(45,310)
Other comprehensive income (loss) before reclassifications	—	90	(598)	(508)
Amounts reclassified from AOCI	296	—	43	339
Total other comprehensive income (loss)	296	90	(555)	(169)
Balance as of June 30, 2023	$(32,040)	$(6,920)	$(6,519)	$(45,479)
Attributable to Noncontrolling Interests:
Balance as of March 31, 2023	$—	$(780)	$(797)	$(1,577)
Other comprehensive income (loss)	—	438	(37)	401
Balance as of June 30, 2023	$—	$(342)	$(834)	$(1,176)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Six Months Ended June 30, 2023
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2022	$(32,637)	$(7,241)	$(7,159)	$(47,037)
Other comprehensive income before reclassifications	—	321	573	894
Amounts reclassified from AOCI	597	—	67	664
Total other comprehensive income	597	321	640	1,558
Balance as of June 30, 2023	$(32,040)	$(6,920)	$(6,519)	$(45,479)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2022	$—	$(799)	$(931)	$(1,730)
Other comprehensive income	—	457	97	554
Balance as of June 30, 2023	$—	$(342)	$(834)	$(1,176)

	Three Months Ended June 30, 2022
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2022	$(37,408)	$(5,796)	$(3,541)	$(46,745)
Other comprehensive loss before reclassifications	—	(772)	(1,927)	(2,699)
Amounts reclassified from AOCI	457	—	24	481
Total other comprehensive income (loss)	457	(772)	(1,903)	(2,218)
Balance as of June 30, 2022	$(36,951)	$(6,568)	$(5,444)	$(48,963)
Attributable to Noncontrolling Interests:
Balance as of March 31, 2022	$—	$808	$(645)	$163
Other comprehensive loss	—	(618)	(155)	(773)
Balance as of June 30, 2022	$—	$190	$(800)	$(610)

	Six Months Ended June 30, 2022
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2021	$(37,866)	$(5,787)	$18	$(43,635)
Other comprehensive loss before reclassifications	—	(781)	(5,495)	(6,276)
Amounts reclassified from AOCI	915	—	33	948
Total other comprehensive income (loss)	915	(781)	(5,462)	(5,328)
Balance as of June 30, 2022	$(36,951)	$(6,568)	$(5,444)	$(48,963)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2021	$—	$542	$—	$542
Other comprehensive loss	—	(352)	(800)	(1,152)
Balance as of June 30, 2022	$—	$190	$(800)	$(610)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Component of AOCI:
Defined benefit pension plan adjustments(a)	$411	$638	$826	$1,277
Income tax benefit(b)	(115)	(181)	(229)	(362)
Net of tax	$296	$457	$597	$915

Unrealized loss in fair value of investment adjustments(a)	$55	$31	$85	$42
Income tax benefit(b)	(12)	(7)	(18)	(9)
Net of tax	$43	$24	$67	$33
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
The Civil segment specializes in public works construction and the replacement and reconstruction of infrastructure. The contracting services provided by the Civil segment include construction and rehabilitation of highways, bridges, tunnels, mass-transit systems, military facilities, and water management and wastewater treatment facilities.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2023 and 2022:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended June 30, 2023
Total revenue	$555,553	$321,933	$136,323	$1,013,809		$—		$1,013,809
Elimination of intersegment revenue	(1,430)	9,409	(37)	7,942		—		7,942
Revenue from external customers	$554,123	$331,342	$136,286	$1,021,751		$—		$1,021,751
Income (loss) from construction operations	$105,407	$(13,831)	$(69,832)	$21,744	(a)	$(19,356)	(b)	$2,388
Capital expenditures	$9,643	$1,458	$256	$11,357		$1,470		$12,827
Depreciation and amortization(c)	$7,074	$455	$622	$8,151		$2,195		$10,346

Three Months Ended June 30, 2022
Total revenue	$453,215	$262,556	$190,464	$906,235		$—		$906,235
Elimination of intersegment revenue	(49,593)	4,385	—	(45,208)		—		(45,208)
Revenue from external customers	$403,622	$266,941	$190,464	$861,027		$—		$861,027
Loss from construction operations	$(9,767)	$(67)	$(66,731)	$(76,565)	(d)	$(13,989)	(b)	$(90,554)
Capital expenditures	$15,656	$50	$816	$16,522		$295		$16,817
Depreciation and amortization(c)	$15,025	$390	$508	$15,923		$2,360		$18,283
____________________________________________________________________________________________________
(a)During the three months ended June 30, 2023, the Company’s income (loss) from construction operations was impacted by favorable adjustments totaling $58.1 million ($46.1 million, or $0.89 per diluted share, after tax) resulting from changes in estimates due to improved performance on a Civil segment mass-transit project in California, $35.8 million ($26.0 million, or $0.50 per diluted share, after tax) of unfavorable non-cash adjustments due to changes in estimates on the Specialty Contractors segment’s electrical and mechanical scope of a transportation project in the Northeast associated with a change in the expected recovery on certain unapproved change orders, a non-cash charge of $24.7 million ($18.0 million, or $0.35 per diluted share, after tax) that resulted from an adverse legal ruling on a Specialty Contractors segment educational facilities project in New York and a $13.1 million ($10.2 million, or $0.20 per diluted share, after tax) unfavorable adjustment on a transportation project in the Northeast, split evenly between the Civil and Building segments, due to the settlement of certain change orders during project closeout.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the three months ended June 30, 2022, the Company’s income (loss) from construction operations was adversely impacted by $33.5 million ($24.2 million, or $0.47 per diluted share, after tax) due to an unfavorable adjustment related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical component of a transportation project in the Northeast in the Specialty Contractors segment, a non-cash charge of $17.8 million that increased cost of operations ($12.8 million, or $0.25 per diluted share, after tax) associated with an unexpected partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York in the Specialty Contractors segment, and a $16.2 million unfavorable non-cash impact ($11.6 million, or $0.23 per diluted share, after tax) related to the settlement of a long-disputed, completed Civil segment project in Maryland.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Six Months Ended June 30, 2023
Total revenue	$933,777	$551,224	$333,071	$1,818,072		$—		$1,818,072
Elimination of intersegment revenue	(29,784)	9,771	(8)	(20,021)		—		(20,021)
Revenue from external customers	$903,993	$560,995	$333,063	$1,798,051		$—		$1,798,051
Income (loss) from construction operations	$123,419	$(84,040)	$(82,280)	$(42,901)	(a)	$(36,656)	(b)	$(79,557)
Capital expenditures	$24,708	$3,475	$700	$28,883		$1,740		$30,623
Depreciation and amortization(c)	$14,055	$912	$1,241	$16,208		$4,546		$20,754

Six Months Ended June 30, 2022
Total revenue	$913,957	$618,534	$421,328	$1,953,819		$—		$1,953,819
Elimination of intersegment revenue	(119,540)	(20,945)	(153)	(140,638)		—		(140,638)
Revenue from external customers	$794,417	$597,589	$421,175	$1,813,181		$—		$1,813,181
Income (loss) from construction operations	$(10,734)	$9,397	$(70,625)	$(71,962)	(d)	$(28,499)	(b)	$(100,461)
Capital expenditures	$26,831	$52	$1,454	$28,337		$508		$28,845
Depreciation and amortization(c)	$32,025	$791	$1,010	$33,826		$4,695		$38,521
____________________________________________________________________________________________________
(a)During the six months ended June 30, 2023, the Company’s income (loss) from construction operations was impacted by an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million ($60.1 million, or $1.16 per diluted share, after-tax), of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment, $35.8 million ($26.0 million, or $0.50 per diluted share, after tax) of unfavorable non-cash adjustments due to changes in estimates on the Specialty Contractors segment’s electrical and mechanical scope of a transportation project in the Northeast associated with a change in the expected recovery on certain unapproved change orders, net favorable adjustments of $30.1 million ($23.9 million, or $0.46 per diluted share, after tax) for a Civil segment mass-transit project in California that resulted from changes in estimates due to improved performance, a non-cash charge of $24.7 million ($18.0 million, or $0.35 per diluted share, after tax) that resulted from an adverse legal ruling on a Specialty Contractors segment educational facilities project in New York, and a $13.1 million ($10.2 million, or $0.20 per diluted share, after tax) unfavorable adjustment on a transportation project in the Northeast, split evenly between the Civil and Building segments, due to the settlement of certain change orders during project closeout.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the six months ended June 30, 2022, the Company’s income (loss) from construction operations was adversely impacted by $33.5 million ($24.2 million, or $0.47 per diluted share, after tax) due to an unfavorable adjustment related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical component of a transportation project in the Northeast in the Specialty Contractors segment, and $29.1 million ($22.9 million, or $0.45 per diluted share, after tax) on a Civil segment mass-transit project in California, which resulted from the successful negotiation of significant lower margin (and lower risk) change orders that increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. The Company’s income (loss) from construction operations was also impacted by a non-cash charge of $25.5 million ($18.3 million, or $0.36 per diluted share, after tax) due to an adverse legal ruling on a dispute related to a Civil segment bridge project in New York, a non-cash charge of $17.8 million that increased cost of operations ($12.8 million, or $0.25 per diluted share, after tax) associated with an unexpected partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York in the Specialty Contractors segment, a $16.2 million unfavorable non-cash impact ($11.6 million, or $0.23 per diluted share, after tax) related to the settlement of a long-disputed, completed Civil segment project in Maryland, and a $14.6 million ($11.2 million, or $0.22 per diluted share, after tax) unfavorable adjustment split evenly between the Civil and Building segments due to changes in estimates on a transportation project in the Northeast.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

A reconciliation of segment results to the consolidated loss before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income (loss) from construction operations	$2,388	$(90,554)	$(79,557)	$(100,461)
Other income, net	3,058	1,020	9,475	4,717
Interest expense	(22,016)	(16,204)	(43,529)	(32,696)
Loss before income taxes	$(16,570)	$(105,738)	$(113,611)	$(128,440)
Total assets by segment were as follows:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Civil	$3,459,839	$3,402,934
Building	909,226	898,816
Specialty Contractors	357,831	483,535
Corporate and other(a)	(258,381)	(242,485)
Total assets	$4,468,515	$4,542,800
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Major Customer
Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 15.8% and 17.4% of the Company’s consolidated revenue for the three and six months ended June 30, 2023, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of June 30, 2023 and the results of our operations for the three and six months ended June 30, 2023 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2022, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2022 and in Part II, Item 1A below.
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

•Public health crises, such as COVID-19, have adversely impacted, and could in the future adversely impact, our business, financial condition and results of operations by, among other things, delaying the timing of project bids and/or awards and the timing of dispute resolutions and associated collections;
•Physical and regulatory risks related to climate change;
•Impairment of our goodwill or other indefinite-lived intangible assets; and
•The exertion of influence over the Company by our chairman and chief executive officer due to his position and significant ownership interest.
Executive Overview
COVID-19 Update
During 2020 and 2021, the COVID-19 pandemic caused shut-downs or significant reductions in the operations of various courts and arbitration offices, which hindered the Company’s ability to resolve disputes related to unapproved work and resulted in the need for the Company to temporarily fund certain project costs that historically would have been promptly negotiated, billed to and collected from customers. This negative impact from the pandemic lessened in 2022 and remains low in 2023, with certain previously delayed disputes finally resolved and other settlement conferences and trial dates scheduled or being scheduled. Consequently, the Company continues to expect to make substantial progress in the resolution of various disputes and unapproved change orders in 2023 and beyond.
Through the latter part of 2021, the pandemic also significantly delayed the bidding and awarding of various large prospective civil projects, which has affected the volume and timing of our new awards. The follow-on impact has been a substantial but temporary reduction in our backlog, revenue and income from construction operations over the past three years. For example, the Company’s consolidated backlog had been near a record level at $11.2 billion as of December 31, 2019, just prior to the onset of the COVID-19 pandemic, but declined in each subsequent year through 2022, and was $7.9 billion as of December 31, 2022, a 29% decrease compared to the end of 2019. Similarly, revenue declined 29% from $5.3 billion for 2020 to $3.8 billion for 2022, though there were other factors that contributed to the revenue decline, particularly in 2022, as discussed in the Form 10-K filed for the year ended December 31, 2022. The current impacts from the pandemic have lessened, as evidenced by the recent strong growth in the Company’s backlog to $10.9 billion as of June 30, 2023, due primarily to new awards in the second quarter of 2023, as discussed below. However, the follow-on impact from delayed project bids and large contract awards has had a negative impact on our ability to generate revenue and profit, which has continued into 2023. In addition, many of our state and local government customers’ revenue sources were negatively impacted by the pandemic due to a reduction of commuter and business travel. The significant revenue reductions experienced by some of our customers have adversely impacted their ability to pay the Company on a timely basis for amounts due, although these impacts have continued to moderate.
Operating Results
Consolidated revenue for the three months ended June 30, 2023 was $1.0 billion, up 19% compared to the second quarter of 2022, and was $1.8 billion for the first six months of both 2023 and 2022. The increase for the three-month period of 2023 was largely due to improved contributions from certain Civil segment mass-transit projects in California that have significant work remaining, as well as the absence of certain prior-year unfavorable adjustments related to a transportation project in the Northeast and the settlement of a long-disputed, completed Civil segment project in Maryland. The increase was partially offset by a current-year non-cash charge on a Specialty Contractors segment educational facilities project in New York that resulted from an adverse court ruling. Revenue for both six-month periods included unfavorable adjustments on certain projects, the impacts of which were comparable in the two periods, and which are discussed in more detail below in Results of Segment Operations. In addition, customer budgetary constraints induced by the COVID-19 pandemic, combined with certain political and other factors, resulted in the Company not being awarded certain Civil segment projects over the last few years totaling more than $10.0 billion despite having been the low or preferred bidder. Not being awarded these projects also impacted revenue for the first two quarters of both 2023 and 2022, and most of these projects are now expected to be re-bid in 2024. Furthermore, the Company was unsuccessful in its pursuit of certain large prospective Civil segment projects in the second half of 2021, which also unfavorably impacted revenue in 2022 and 2023.
Income from construction operations for the three months ended June 30, 2023 was $2.4 million compared to loss from construction operations of $90.6 million for the same period in 2022. The improvement was largely due to favorable adjustments totaling $58.1 million on a mass-transit project in California associated with changes in estimates due to improved performance, as well as contributions related to the volume increase associated with certain other Civil segment mass-transit projects in California discussed above and the absence of several prior-year unfavorable adjustments discussed below in Results of Segment Operations. The impact from the absence of these prior-year unfavorable adjustments was partially offset by current-year adjustments, including unfavorable non-cash adjustments of $35.8 million due to changes in estimates on the

Specialty Contractors segment’s electrical and mechanical scope of a transportation project in the Northeast associated with a change in the expected recovery on certain unapproved change orders, an unfavorable non-cash charge of $24.7 million that resulted from an adverse court ruling on a Specialty Contractors segment educational facilities project in New York, and a $13.1 million unfavorable adjustment on the same transportation project in the Northeast, split evenly between the Civil and Building segments, due to the settlement of certain change orders during project closeout.
Loss from construction operations for the six months ended June 30, 2023 was $79.6 million compared to $100.5 million for the same period in 2022. The change was favorably impacted by the same factors discussed above for the three-month period, including net favorable adjustments of $30.1 million on a mass-transit project in California that resulted from changes in estimates due to improved performance, as well as by the absence of certain additional prior-year unfavorable adjustments discussed below in Results of Segment Operations and a $14.6 million prior-year unfavorable adjustment split evenly between the Civil and Building segments due to changes in estimates on a transportation project in the Northeast. The impact from the absence of these prior-year unfavorable adjustments was mostly offset by a current-year first-quarter unfavorable adjustment related to an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million, of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment.
Income tax expense was $0.2 million for the three months ended June 30, 2023, and for the six months ended June 30, 2023 an income tax benefit of $47.9 million was recognized. This compares to an income tax benefit of $43.7 million and $47.6 million for the three and six months ended June 30, 2022, respectively. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Diluted loss per common share for the three and six months ended June 30, 2023 was $0.72 and $1.68, respectively, compared to diluted loss per common share of $1.23 and $1.65 for the same periods in 2022. The change in diluted loss per common share in both periods of 2023 was primarily due to the factors discussed above that led to the change in income (loss) from construction operations.
Consolidated new awards for the three and six months ended June 30, 2023 totaled $4.0 billion and $4.7 billion, respectively, compared to $1.1 billion and $2.1 billion for the same periods in 2022. The Building segment was the primary contributor to the new award activity in the second quarter of 2023. The most significant new awards and contract adjustments in the second quarter of 2023 included the $3.0 billion Brooklyn Jail design-build project in New York; a $222 million military facilities project at Tinian International Airport in the Commonwealth of the Northern Mariana Islands; $206 million of additional funding for a mass-transit project in California; $103 million of additional funding for a health care project in California; $87 million of additional funding for a mass-transit project in Minnesota; and a $54 million bridge project in Minnesota.
Consolidated backlog as of June 30, 2023 was $10.9 billion, up 37% compared to $7.9 billion as of December 31, 2022. As of June 30, 2023, the mix of backlog by segment was approximately 42% for Civil, 41% for Building and 17% for Specialty Contractors.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2022 to June 30, 2023:

(in millions)	Backlog at December 31, 2022	New Awards(a)	Revenue Recognized	Backlog at June 30, 2023(b)
Civil	$4,416.3	$1,068.8	$(904.0)	$4,581.1
Building	2,223.6	2,793.9	(561.0)	4,456.5
Specialty Contractors	1,289.2	870.4	(333.1)	1,826.5
Total	$7,929.1	$4,733.1	$(1,798.1)	$10,864.1
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

The outlook for the Company’s revenue growth over the next several years continues to be favorable. However, revenue growth could be negatively impacted by project delays or the timing of project bids, awards, commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities.
In elections over the past decade, voters in 44 states have approved 85% of nearly 3,000 state and local ballot measures, raising an estimated $342 billion in new and renewed revenue funding for transportation investments. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved in 2016. Funding from this measure is already flowing to some of the Company’s current and prospective projects, and overall the measure is expected to generate $120 billion of funding over 40 years. Interest rates have continued to increase over the past year, as anticipated, but are still at levels which we believe remain conducive to continued spending on certain types of projects that have strong end-market demand with adequate available funding, such as mass transit, transportation, bridges, and health care, educational and correctional facilities, among others. However, if borrowing rates continue to increase, they could reach levels that may negatively impact demand, particularly for certain Building segment end markets which tend to be more closely correlated to economic conditions.
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
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income (loss) from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue	$554.1	$403.6	$904.0	$794.4
Income (loss) from construction operations	105.4	(9.8)	123.4	(10.7)
Revenue for the three and six months ended June 30, 2023 increased 37% and 14%, respectively, compared to the same periods in 2022. For both periods of 2023, the growth was largely due to changes in estimates resulting from improved performance and increased project execution activities on certain mass-transit projects in California, partially offset by reduced volume on a different mass-transit project in California that is nearing completion. The increase for both current-year periods was also attributable to the absence of certain prior-year unfavorable adjustments, also discussed in the paragraph below. Revenue for both periods was also adversely impacted by the follow-on impacts of COVID-19, which delayed bidding activities and awards of certain new projects during 2020 and much of 2021 and negatively impacted revenue for the six-month periods of both 2022 and 2023. Furthermore, revenue for both periods was adversely impacted by certain projects totaling more than $10.0 billion for which the Company was the low or preferred bidder but no contract was awarded over the last few years due to COVID-19-induced customer budget constraints, as well as the Company’s lack of success in its pursuit of certain large prospective Civil segment projects in the second half of 2021.
Income from construction operations for the three and six months ended June 30, 2023 was $105.4 million and $123.4 million, respectively, compared to loss from construction operations of $9.8 million and $10.7 million for the same periods in 2022. For the second quarter of 2023, the change was primarily due to favorable adjustments totaling $58.1 million on a mass-transit project in California associated with changes in estimates due to improved performance, as well as increased project execution activities on certain mass-transit projects in California. The change was also favorably impacted by the absence of certain prior-year unfavorable adjustments, including a non-cash impact of $16.2 million related to the settlement of a long-disputed, completed project in Maryland and, to a lesser extent, the temporary unfavorable impact from the successful negotiation of significant lower margin (and lower risk) change orders on the same mass-transit project in California. For the first six months of 2023, the change was primarily due to net favorable adjustments of $30.1 million on a mass-transit project in California that resulted from changes in estimates due to improved performance, as well as increased project execution activities on certain mass-transit projects in California. The change was also favorably impacted by the absence of prior-year unfavorable adjustments, including a temporary unfavorable impact of $29.1 million from the successful negotiation of significant lower margin (and lower risk) change orders on the mass-transit project in California mentioned above, a $25.5 million non-cash charge from an adverse legal ruling on a dispute related to a bridge project in New York and the above-mentioned non-cash impact of $16.2 million.
Operating margin was 19.0% and 13.7% for the three and six months ended June 30, 2023, respectively, compared to (2.4)% and (1.4)% for the same periods in 2022. The increases in operating margin were principally due to the above-mentioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Civil segment totaled $690 million and $1.1 billion for the three and six months ended June 30, 2023, respectively, compared to $721 million and $1.2 billion for the same periods in 2022. The most significant new awards and contract adjustments in the second quarter of 2023 included a $222 million military facilities project at Tinian International Airport in the Commonwealth of the Northern Mariana Islands; $206 million of additional funding for a mass-transit project in California; $87 million of additional funding for a mass-transit project in Minnesota; and a $54 million bridge project in Minnesota. COVID-19 has caused significant revenue shortfalls for certain state and local government agencies since 2020, which has resulted in delays in the bidding and awarding of certain large new projects. In addition, the timing and magnitude of federal, state and local funding, including anticipated contributions from the BIL, is uncertain, which could lead to similar delays.
Backlog for the Civil segment was $4.6 billion as of June 30, 2023 compared to $4.9 billion as of June 30, 2022. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures and the BIL, and by public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects, but the timing of new awards remains uncertain.
Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue	$331.3	$266.9	$561.0	$597.6
Income (loss) from construction operations	(13.8)	(0.1)	(84.0)	9.4
Revenue for the three months ended June 30, 2023 increased 24% compared to the same period in 2022, primarily due to increased project execution activities on various projects in California, the Northeast, Oklahoma and Florida, partially offset by reduced project execution activities on certain other projects in Arkansas and California that are nearing completion. Revenue for the six months ended June 30, 2023 decreased 6% compared to the same period in 2022, primarily due to the aforementioned unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York (also mentioned in the paragraph below). As discussed above in Executive Overview, revenue for both periods was adversely impacted by the follow-on impacts of COVID-19, which delayed certain project bids and awards in 2020 and 2021.
Loss from construction operations for the three and six months ended June 30, 2023 was $13.8 million and $84.0 million, respectively, compared to loss from construction operations of $0.1 million and income from construction operations of $9.4 million for the same periods in 2022. For the second quarter of 2023, the loss was principally due to unfavorable adjustments on certain projects in the Northeast, California and Florida, which were immaterial individually but totaled $15.8 million in the aggregate. For the first six months of 2023, the loss was primarily due to the aforementioned first-quarter unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash, pre-tax charge of $83.6 million, of which $72.2 million impacted the Building segment.

Operating margin was (4.2)% and (15.0)% for the three and six months ended June 30, 2023, respectively, compared to (0.03)% and 1.6% for the same periods in 2022. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Building segment totaled $2.6 billion and $2.8 billion for the three and six months ended June 30, 2023, respectively, compared to $207 million and $532 million for the same periods in 2022. The most significant new awards in the second quarter of 2023 included the $3.0 billion Brooklyn Jail design-build project in New York (which includes more than $600 million of electrical and mechanical scope that is expected to be performed by the Specialty Contractors segment) and $103 million of additional funding for a health care facilities project in California. The lingering effects of COVID-19, including the proliferation of remote and hybrid work for many businesses, as well as slowing economic conditions caused by inflation and rising interest rates, could continue to result in certain delayed or even canceled Building segment project opportunities, particularly in the corporate office end market. However, other Building segment end markets, such as correctional facilities, health care, education, industrial/manufacturing, and hospitality and gaming, continue to show strong demand for new and renovated facilities.
Backlog for the Building segment was $4.5 billion as of June 30, 2023, up 99% compared to $2.2 billion as of June 30, 2022. The strong increase was largely due to the new $3.0 billion Brooklyn Jail project discussed above. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations.
Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue	$136.3	$190.5	$333.1	$421.2
Loss from construction operations	(69.8)	(66.7)	(82.3)	(70.6)
Revenue for the three and six months ended June 30, 2023 decreased 28% and 21%, respectively, compared to the same periods in 2022, principally due to reduced project execution activities on the electrical component of a transportation project in the Northeast that is nearing completion, partially offset by contributions from a technology facility project in Arizona. For both periods of 2023, the revenue decrease was also due to the aforementioned unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of the same transportation project in the Northeast associated with a change in the expected recovery on certain unapproved change orders, as well as the adverse legal ruling on the educational facilities project in New York. The overall revenue decline was partially offset by the absence of a prior-year unfavorable adjustment on a transportation project in the Northeast. As discussed above in Executive Overview, operating results continue to be adversely impacted by the follow-on impacts of COVID-19, which delayed certain project bids and awards in 2020 and 2021, including projects that would have had considerable components of electrical and mechanical scope in the 2022 and 2023 periods had the projects been awarded and the Company won its share of such projects.
Loss from construction operations for the three and six months ended June 30, 2023 was $69.8 million and $82.3 million, respectively, compared to $66.7 million and $70.6 million for the same periods in 2022. The change in loss for the second quarter of 2023 (as compared to the prior-year quarter) was principally due to the current-year impacts of $35.8 million of unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of the above mentioned transportation project in the Northeast associated with a change in the expected recovery on certain unapproved change orders, as well as a non-cash charge of $24.7 million on an educational facilities project in New York that resulted from an adverse court ruling. The current-year unfavorable adjustments were largely offset by the absence of prior-year unfavorable adjustments, including a $33.5 million unfavorable adjustment on a transportation project in the Northeast related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies, as well as a non-cash charge of $17.8 million that increased cost of operations associated with an unexpected partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York. For the first six months of 2023, the change in loss (as compared to the prior-year period) was due to the same factors mentioned above for the three-month period, as well as the impact of the aforementioned unfavorable adjustment in the first quarter of 2023 related to the adverse legal ruling on a completed mixed-use project in New York, of which $11.4 million impacted the Specialty Contractors segment.

Operating margin was (51.2)% and (24.7)% for the three and six months ended June 30, 2023, respectively, compared to (35.0)% and (16.8)% for the same periods in 2022. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and loss from construction operations.
New awards in the Specialty Contractors segment totaled $716 million and $870 million for the three and six months ended June 30, 2023, respectively, compared to $190 million and $414 million for the same periods in 2022. The most significant new awards in the second quarter of 2023 included more than $600 million of electrical and mechanical scope for the Brooklyn Jail project in New York. COVID-19 has resulted in, and could continue to result in, reduced demand from certain customers, particularly in New York, that continue to experience funding constraints.
Backlog for the Specialty Contractors segment was $1.8 billion as of June 30, 2023 compared to $1.4 billion as of June 30, 2022. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. In addition, the segment remains well-positioned to capture its share of new projects, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $18.6 million and $35.0 million during the three and six months ended June 30, 2023, respectively, compared to $14.0 million and $28.5 million for the same periods in 2022. The increase in the three and six months ended June 30, 2023 was primarily due to higher compensation-related expenses compared to the same periods in 2022.
Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Other income, net	$3.1	$1.0	$9.5	$4.7
Interest expense	(22.0)	(16.2)	(43.5)	(32.7)
Income tax (expense) benefit	(0.2)	43.7	47.9	47.6
Other income, net for the six months ended June 30, 2023 increased by $4.8 million compared to the same period in 2022, primarily due to a gain on sale of property in the 2023 period.
Interest expense for the three and six months ended June 30, 2023 increased by $5.8 million and $10.8 million, respectively, compared to the same periods in 2022. The increases in the 2023 periods were substantially due to higher interest rates on the Term Loan B and the Revolver, as discussed below in Liquidity and Capital Resources.
The Company recognized income tax expense of $0.2 million for the three months ended June 30, 2023 and an income tax benefit of $47.9 million for the six months ended June 30, 2023. The effective income tax rate was (1.2)% and 42.2% for the three and six months ended June 30, 2023, respectively. The effective income tax rate for the three months ended June 30, 2023 was lower than the 21% federal statutory rate primarily due to the impact of a cumulative catch-up adjustment associated with the change in the Company’s projected 2023 effective tax rate that resulted from the revision of the Company’s forecast. The effective income tax rates for both periods were impacted by relatively large tax benefits generated against a forecasted pre-tax loss for the year, which magnified the impact these tax benefits had on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The tax benefits that caused a higher effective tax rate were primarily the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of the federal tax benefit), partially offset by non-deductible expenses.
For the three and six months ended June 30, 2022, the Company recognized an income tax benefit of $43.7 million and $47.6 million, respectively, with an effective income tax rate of 41.3% and 37.1%, respectively. The effective income tax rates for both periods were higher than the 21% federal statutory rate primarily due to tax benefits generated against a relatively low forecasted pre-tax loss for the year, which magnified the impact of tax benefits on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The tax benefits in the respective periods that caused a higher tax rate were primarily the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income tax benefits (net of the federal tax benefit).
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $150.0 million and available cash balances as of June 30, 2023, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond. Despite our record operating cash flow in 2022 and relatively strong operating cash flow for the six months ended June 30, 2023 (as discussed below in Cash and Working Capital), liquidity has been and could continue to be negatively affected by the follow-on impacts of COVID-19, which induced customer budgetary constraints and delayed bidding activities and awards of certain large civil projects. We are also still pursuing COVID-19-related cost recoveries from certain customers. Our liquidity was also adversely impacted by the Company’s lack of success in its pursuit of certain large prospective Civil segment projects in the second half of 2021, as well as by instances where the Company was not awarded certain Civil segment projects totaling more than $10.0 billion over the last few years due to COVID-19-induced customer budget constraints, despite being the low or preferred bidder. In addition, as discussed above in Executive Overview - COVID-19 Update, the COVID-19 pandemic delayed court and arbitration schedules and also hindered the Company’s ability to resolve certain unapproved work. We believe that future funding from the BIL and increasing revenue to government customers as travel and commuting levels rise, as discussed above, could offset or mitigate these and other possible lingering future negative impacts from COVID-19, though it remains difficult to predict any of these factors. Furthermore, the backlog of accumulated court and arbitration proceedings that grew as a result of the pandemic during 2020 and 2021 has receded, with certain disputes having been resolved in 2022 and 2023 and other settlement conferences and trial dates now scheduled or being scheduled. We experienced a record operating cash flow in 2022 and strong operating cash flow for the first half of 2023, and we expect strong operating cash flows to continue for the remainder of 2023, based on projected cash collections, both from project execution activities and the resolution of additional outstanding claims and unapproved change orders.
Cash and Working Capital
Cash and cash equivalents were $263.5 million as of June 30, 2023 compared to $259.4 million as of December 31, 2022. Cash immediately available for general corporate purposes was $65.1 million and $47.7 million as of June 30, 2023 and December 31, 2022, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $108.2 million as of June 30, 2023 compared to $106.0 million as of December 31, 2022. Restricted cash and restricted investments at June 30, 2023 were primarily held to secure insurance-related contingent obligations.
During the six months ended June 30, 2023, net cash provided by operating activities was $77.7 million. The net cash provided by operating activities was primarily due to a decrease in investments in project working capital, partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to a decrease in costs and estimated earnings in excess of billings (“CIE”) and an increase in billings in excess of costs and estimated earnings (“BIE”), partially offset by an increase in accounts receivable. During the six months ended June 30, 2022, net cash provided by operating activities was $178.7 million, which was the largest operating cash flow for the first six months of any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008. The net cash provided by operating activities for the first six months of 2022 was primarily due to a decrease in investments in project working capital partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to improved collection activity, as reflected by an increase in BIE and a decrease in accounts receivable.
Cash flow from operating activities decreased $101.0 million when comparing the first six months of 2023 with the same period in 2022. The decrease in cash flow from operating activities for the first six months of 2023 compared to the first six months of 2022 primarily resulted from a smaller current-year decrease in investment in working capital as compared to the same period last year. The smaller decrease in investment in working capital in the 2023 period was primarily due to a current-year increase in accounts receivable compared to a decrease in the prior-year period and a smaller current-year increase in BIE compared to the same period last year, partially offset by a current-year decrease in CIE compared to an increase last year. Both periods were positively impacted by collections associated with previously disputed matters.
Net cash used in investing activities during the first six months of 2023 was $29.2 million, primarily due to the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $30.6 million, as well as net cash used in investment transactions of $5.3 million, partially offset by proceeds from the sale of property and equipment of $6.8 million. Net cash used in investing activities during the first six months of 2022 was $27.9 million due to the acquisition of property and equipment for projects totaling $28.8 million, as well as net cash used in investment transactions of $5.5 million, partially offset by proceeds from the sale of property and equipment of $6.4 million.
Net cash used in financing activities was $47.9 million for the first six months of 2023, which was primarily driven by a $33.8 million net repayment of debt and $13.3 million of net distributions to noncontrolling interests. Net cash used in financing activities was $48.4 million for the first six months of 2022, which was primarily driven by a $26.9 million net repayment of debt and $20.5 million of net distributions to noncontrolling interests.
At June 30, 2023, we had working capital of $1.6 billion, a ratio of current assets to current liabilities of 1.81 and a ratio of debt to equity of 0.68, compared to working capital of $1.7 billion, a ratio of current assets to current liabilities of 1.87 and a ratio of debt to equity of 0.66 at December 31, 2022.
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
The 2020 Credit Agreement requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). The Company made a $44.0 million prepayment of principal on the Term Loan B in April 2023. The prepayment resulted from our record operating cash flow in 2022, which produced “excess” cash flow under the terms of the 2020 Credit Agreement, as discussed above.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in SOFR (and LIBOR prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the six months ended June 30, 2023 were approximately 9.7% and 11.8%, respectively. At June 30, 2023, the borrowing rates on the Term Loan B and the Revolver were 10.3% and 12.0%, respectively. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.
The table below presents our actual and required first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
June 30, 2023
	Actual	Required
First lien net leverage ratio	2.23 to 1.00	≤ 3.00 : 1.00

On October 31, 2022, the 2020 Credit Agreement was amended to increase the maximum First Lien Net Leverage Ratio covenant level for certain fiscal quarters. On March 10, 2023, the 2020 Credit Agreement was further amended to set the maximum First Lien Net Leverage Ratio covenant level to 3.50:1.00, effective the fiscal quarter ended December 31, 2022, and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of June 30, 2023, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.

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
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three and six months ended June 30, 2023 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Item 5. Other Information

(c) Trading Plans

During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

Exhibits	Description
10.1*	Transition Services and Separation Agreement, dated June 30, 2023, by and between Tutor Perini Corporation and Wendy A. Hallgren.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: August 4, 2023	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer