Form 10-Q
period 2023-09-30
TUTOR PERINI CORP
filed 2023-11-09
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at November 2, 2023 was 52,022,169.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share amounts)	2023	2022	2023	2022
REVENUE	$1,060,705	$1,070,926	$2,858,756	$2,884,107
COST OF OPERATIONS	(1,009,792)	(1,020,586)	(2,767,051)	(2,817,645)
GROSS PROFIT	50,913	50,340	91,705	66,462
General and administrative expenses	(63,479)	(57,232)	(183,828)	(173,815)
LOSS FROM CONSTRUCTION OPERATIONS	(12,566)	(6,892)	(92,123)	(107,353)
Other income, net	2,967	397	12,442	5,114
Interest expense	(20,313)	(17,015)	(63,842)	(49,711)
LOSS BEFORE INCOME TAXES	(29,912)	(23,510)	(143,523)	(151,950)
Income tax (expense) benefit	4,086	(560)	52,004	47,047
NET LOSS	(25,826)	(24,070)	(91,519)	(104,903)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11,070	8,385	32,107	12,189
NET LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(36,896)	$(32,455)	$(123,626)	$(117,092)
BASIC LOSS PER COMMON SHARE	$(0.71)	$(0.63)	$(2.39)	$(2.28)
DILUTED LOSS PER COMMON SHARE	$(0.71)	$(0.63)	$(2.39)	$(2.28)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	51,994	51,404	51,784	51,263
DILUTED	51,994	51,404	51,784	51,263
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
NET LOSS	$(25,826)	$(24,070)	$(91,519)	$(104,903)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	299	458	896	1,373
Foreign currency translation adjustments	(1,017)	(2,527)	(239)	(3,660)
Unrealized gain (loss) in fair value of investments	(255)	(2,510)	482	(8,772)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(973)	(4,579)	1,139	(11,059)

COMPREHENSIVE LOSS	(26,799)	(28,649)	(90,380)	(115,962)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,597	6,860	32,188	9,512
COMPREHENSIVE LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(37,396)	$(35,509)	$(122,568)	$(125,474)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of September 30, 2023	As of December 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($148,097 and $168,408 related to variable interest entities (“VIEs”))	$290,008	$259,351
Restricted cash	41,915	14,480
Restricted investments	98,361	91,556
Accounts receivable ($85,836 and $54,040 related to VIEs)	1,161,020	1,171,085
Retention receivable ($155,590 and $187,615 related to VIEs)	561,856	585,556
Costs and estimated earnings in excess of billings ($61,279 and $83,911 related to VIEs)	1,175,795	1,377,528
Other current assets ($31,260 and $33,340 related to VIEs)	239,736	179,215
Total current assets	3,568,691	3,678,771
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $524,774 and $505,512 (net P&E of $36,852 and $22,133 related to VIEs)	447,303	435,088
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	68,865	70,542
DEFERRED INCOME TAXES	72,003	15,910
OTHER ASSETS	123,722	137,346
TOTAL ASSETS	$4,485,727	$4,542,800

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$28,040	$70,285
Accounts payable ($42,864 and $36,484 related to VIEs)	558,844	495,345
Retention payable ($25,467 and $44,859 related to VIEs)	221,488	246,562
Billings in excess of costs and estimated earnings ($432,558 and $480,839 related to VIEs)	1,028,960	975,812
Accrued expenses and other current liabilities ($12,239 and $5,082 related to VIEs)	199,238	179,523
Total current liabilities	2,036,570	1,967,527
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $11,538 and $13,980	876,794	888,154
OTHER LONG-TERM LIABILITIES	238,408	245,135
TOTAL LIABILITIES	3,151,772	3,100,816
COMMITMENTS AND CONTINGENCIES (NOTE 10)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 52,022,169 and 51,521,336 shares	52,022	51,521
Additional paid-in capital	1,144,783	1,140,933
Retained earnings	180,675	304,301
Accumulated other comprehensive loss	(45,979)	(47,037)
Total stockholders' equity	1,331,501	1,449,718
Noncontrolling interests	2,454	(7,734)
TOTAL EQUITY	1,333,955	1,441,984
TOTAL LIABILITIES AND EQUITY	$4,485,727	$4,542,800
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net loss	$(91,519)	$(104,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	30,308	40,088
Amortization of intangible assets	1,677	13,966
Share-based compensation expense	9,103	7,681
Change in debt discounts and deferred debt issuance costs	2,992	2,751
Deferred income taxes	(61,146)	(53,365)
Gain on sale of property and equipment	(5,077)	(183)
Changes in other components of working capital	296,839	338,527
Other long-term liabilities	(2,976)	10,862
Other, net	610	(4,146)
NET CASH PROVIDED BY OPERATING ACTIVITIES	180,811	251,278

Cash Flows from Investing Activities:
Acquisition of property and equipment	(45,590)	(42,809)
Proceeds from sale of property and equipment	9,006	6,738
Investments in securities	(17,986)	(11,145)
Proceeds from maturities and sales of investments in securities	11,134	8,333
NET CASH USED IN INVESTING ACTIVITIES	(43,436)	(38,883)

Cash Flows from Financing Activities:
Proceeds from debt	702,427	498,606
Repayment of debt	(758,473)	(533,452)
Cash payments related to share-based compensation	(737)	(1,389)
Distributions paid to noncontrolling interests	(26,500)	(46,500)
Contributions from noncontrolling interests	4,500	3,961
Debt issuance, extinguishment and modification costs	(500)	—
NET CASH USED IN FINANCING ACTIVITIES	(79,283)	(78,774)

Net increase in cash, cash equivalents and restricted cash	58,092	133,621
Cash, cash equivalents and restricted cash at beginning of period	273,831	211,396
Cash, cash equivalents and restricted cash at end of period	$331,923	$345,017
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 may not be indicative of the results that will be achieved for the full year ending December 31, 2023.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of September 30, 2023 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
(2)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$293,209	$311,702	$842,751	$794,414
Military facilities	83,811	66,063	253,189	176,212
Bridges	72,112	86,042	154,083	212,362
Commercial and industrial sites	36,038	19,813	87,955	44,583
Other	35,324	17,285	86,509	67,751
Total Civil segment revenue	$520,494	$500,905	$1,424,487	$1,295,322

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Building segment revenue by end market:
Government	$120,493	$88,624	$307,927	$248,405
Health care facilities	82,417	48,602	188,673	134,439
Education facilities	57,429	41,538	159,926	102,574
Mass transit (includes transportation projects)	45,191	40,783	141,382	111,431
Commercial and industrial facilities	11,358	60,711	65,655	149,106
Hospitality and gaming	19,158	17,455	55,743	118,450
Sports and entertainment	16,129	7,143	42,959	17,089
Other(a)	13,274	13,194	(35,821)	34,145
Total Building segment revenue	$365,449	$318,050	$926,444	$915,639

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Specialty Contractors segment revenue by end market:
Commercial and industrial facilities	$51,613	$50,213	$159,423	$116,514
Multi-unit residential	31,751	31,461	93,754	84,642
Mass transit (includes certain transportation and tunneling projects)	18,349	95,281	70,867	289,703
Water	18,275	20,274	66,756	55,693
Government	19,948	17,738	61,780	43,356
Health care facilities	20,486	6,750	44,065	21,706
Other(a)	14,340	30,254	11,180	61,532
Total Specialty Contractors segment revenue	$174,762	$251,971	$507,825	$673,146

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$354,819	$197,031	$81,366	$633,216	$375,566	$136,082	$113,907	$625,555
Federal agencies	97,593	49,853	(7,369)	140,077	97,741	42,367	4,983	145,091
Private owners	68,082	118,565	100,765	287,412	27,598	139,601	133,081	300,280
Total revenue	$520,494	$365,449	$174,762	$1,060,705	$500,905	$318,050	$251,971	$1,070,926

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$971,259	$510,879	$221,927	$1,704,065	$1,008,819	$349,245	$297,955	$1,656,019
Federal agencies	292,288	138,678	(10,890)	420,076	211,426	130,867	19,503	361,796
Private owners(a)	160,940	276,887	296,788	734,615	75,077	435,527	355,688	866,292
Total revenue	$1,424,487	$926,444	$507,825	$2,858,756	$1,295,322	$915,639	$673,146	$2,884,107

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$417,973	$130,422	$142,750	$691,145	$416,216	$103,804	$206,886	$726,906
Guaranteed maximum price	91	165,397	907	166,395	(13)	144,831	5,627	150,445
Unit price	91,906	—	24,564	116,470	90,372	—	25,951	116,323
Cost plus fee and other	10,524	69,630	6,541	86,695	(5,670)	69,415	13,507	77,252
Total revenue	$520,494	$365,449	$174,762	$1,060,705	$500,905	$318,050	$251,971	$1,070,926

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,217,689	$362,591	$419,457	$1,999,737	$1,090,623	$270,618	$563,985	$1,925,226
Guaranteed maximum price(a)	46	360,245	929	361,220	581	462,294	14,321	477,196
Unit price	183,580	—	69,696	253,276	213,092	33	62,837	275,962
Cost plus fee and other	23,172	203,608	17,743	244,523	(8,974)	182,694	32,003	205,723
Total revenue	$1,424,487	$926,444	$507,825	$2,858,756	$1,295,322	$915,639	$673,146	$2,884,107
____________________________________________________________________________________________________
(a)The nine-month period ended September 30, 2023 includes the negative impact of a non-cash charge of $83.6 million in the first quarter of 2023 that resulted from an adverse legal ruling (of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment). Refer to Note 17, Business Segments, for additional details.

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three and nine months ended September 30, 2023 related to performance obligations satisfied (or partially satisfied) in prior periods by $55.3 million and $167.4 million, respectively. Refer to Note 17, Business Segments, for additional details on significant adjustments. Revenue was negatively impacted during the three and nine months ended September 30, 2022 related to performance obligations satisfied (or partially satisfied) in prior periods by $54.2 million and $164.1 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2023, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.5 billion, $2.3 billion and $1.1 billion for the Civil, Building and Specialty Contractors segments, respectively. As of September 30, 2022, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.7 billion, $2.3 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Retention receivable	$561,856	$585,556
Costs and estimated earnings in excess of billings:
Claims	533,227	677,367
Unapproved change orders	573,224	601,681
Other unbilled costs and profits	69,344	98,480
Total costs and estimated earnings in excess of billings	1,175,795	1,377,528
Capitalized contract costs	131,308	49,441
Total contract assets	$1,868,959	$2,012,525
Retention receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retention agreements vary from project to project, and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of September 30, 2023, the amount of retention receivable estimated by management to be collected beyond one year is approximately 58% of the balance.
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 10, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of September 30, 2023 estimated by management to be collected beyond one year is approximately $630.8 million.
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and nine months ended September 30, 2023, $14.7 million and $34.5 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and nine months ended September 30, 2022, $13.7 million and $45.3 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Retention payable	$221,488	$246,562
Billings in excess of costs and estimated earnings	1,028,960	975,812
Total contract liabilities	$1,250,448	$1,222,374
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected. As of September 30, 2023, the amount of retention payable estimated by management to be remitted beyond one year is approximately 46% of the balance.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and nine months ended September 30, 2023 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $439.8 million and $663.6 million, respectively. Revenue recognized during the three and nine months ended September 30, 2022 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $447.4 million and $487.1 million, respectively.
(4)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Cash and cash equivalents available for general corporate purposes	$100,588	$47,711
Joint venture cash and cash equivalents	189,420	211,640
Cash and cash equivalents	290,008	259,351
Restricted cash	41,915	14,480
Total cash, cash equivalents and restricted cash	$331,923	$273,831
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
Restricted cash includes amounts primarily held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit and insurance-related deposits.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share data)	2023	2022	2023	2022
Net loss attributable to Tutor Perini Corporation	$(36,896)	$(32,455)	$(123,626)	$(117,092)

Weighted-average common shares outstanding, basic	51,994	51,404	51,784	51,263
Effect of dilutive RSUs and stock options	—	—	—	—
Weighted-average common shares outstanding, diluted	51,994	51,404	51,784	51,263

Net loss attributable to Tutor Perini Corporation per common share:
Basic	$(0.71)	$(0.63)	$(2.39)	$(2.28)
Diluted	$(0.71)	$(0.63)	$(2.39)	$(2.28)

Anti-dilutive securities not included above	3,077	3,011	3,032	3,280
For both the three and nine months ended September 30, 2023 and 2022, all outstanding RSUs and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the periods.
(6)Income Taxes

The Company recognized an income tax benefit of $4.1 million and $52.0 million for the three and nine months ended September 30, 2023, respectively. The effective income tax rate was 13.7% and 36.2% for the three and nine months ended September 30, 2023, respectively. The effective income tax rate for the three months ended September 30, 2023 was lower than the 21% federal statutory rate primarily due to the impact of a cumulative catch-up adjustment associated with the change in the Company’s projected 2023 effective tax rate that resulted from the revision of the Company’s forecast. The effective income tax rates for both periods were impacted by relatively large tax benefits generated against a forecasted pre-tax loss for the year, which magnified the impact these tax benefits had on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The tax benefits that caused a higher effective tax rate were primarily state income taxes (net of the federal tax benefit), earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and a reduction in reserves for unrecognized tax benefits, partially offset by non-deductible expenses.
For the three and nine months ended September 30, 2022, the Company recognized income tax expense of $0.6 million and an income tax benefit of $47.0 million, respectively, resulting in an effective income tax rate of (2.4)% and 31.0%, respectively. The Company recognized income tax expense based on a pre-tax loss for the three months ended September 30, 2022, primarily as a result of a change during the quarter to forecasted pre-tax earnings for 2022, the cumulative impact of which offset the tax benefits generated during the quarter. The effective income tax rates for both periods reflected pre-tax losses incurred in the periods and projected for the full year. The tax benefits that increased the income tax rates in both periods were primarily state income taxes (net of the federal tax benefit) and the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company).

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(7)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through September 30, 2023:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2022	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2022	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2022	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of September 30, 2023	$205,143	$—	$—	$205,143
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
Intangible Assets
Intangible assets consist of the following:

	As of September 30, 2023				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(27,563)	(23,232)	18,455	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(200,008)	$(113,067)	$68,865

	As of December 31, 2022				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(25,886)	(23,232)	20,132	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(198,331)	$(113,067)	$70,542

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Amortization expense related to amortizable intangible assets for the three and nine months ended September 30, 2023 was $0.6 million and $1.7 million, respectively. Amortization expense related to amortizable intangible assets for the three and nine months ended September 30, 2022 was $3.8 million and $14.0 million, respectively. As of September 30, 2023, future amortization expense related to amortizable intangible assets will be approximately $0.6 million for the remainder of 2023, $2.2 million per year for the years 2024 through 2028 and $6.9 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2022. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three and nine months ended September 30, 2023 or 2022.
(8)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2023	As of December 31, 2022
2017 Senior Notes	$498,122	$497,289
Term Loan B	358,556	404,169
Revolver	—	—
Equipment financing and mortgages	38,344	48,681
Other indebtedness	9,812	8,300
Total debt	904,834	958,439
Less: Current maturities	28,040	70,285
Long-term debt, net	$876,794	$888,154
The following table reconciles the outstanding debt balances to the reported debt balances as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023			As of December 31, 2022
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(1,878)	$498,122	$500,000	$(2,711)	$497,289
Term Loan B	368,216	(9,660)	358,556	415,438	(11,269)	404,169
The unamortized issuance costs related to the Revolver were $1.6 million as of September 30, 2023 and December 31, 2022, and are included in other assets on the Condensed Consolidated Balance Sheets.

2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “Revolver”), with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027 and the Revolver will mature on August 18, 2025, in each case, unless any of the 2017 Senior Notes (defined below) are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), in which case, both the Term Loan B and the Revolver will mature on January 30, 2025 subject to certain further exceptions (the “spring-forward maturity”).

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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The weighted-average annual interest rate on borrowings under the Revolver was 11.77% during the nine months ended September 30, 2023.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

As of September 30, 2023, the entire $175.0 million was available under the Revolver. The Company had not utilized the Revolver for letters of credit. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended September 30, 2023.
2017 Senior Notes
On April 20, 2017, the Company issued $500.0 million in aggregate principal amount of 6.875% Senior Notes due May 1, 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually in May and November of each year, beginning in November 2017.
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
Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cash interest expense:
Interest on Term Loan B	$9,674	$6,822	$28,673	$18,940
Interest on 2017 Senior Notes	8,594	8,593	25,782	25,781
Interest on Revolver	369	106	4,921	739
Other interest	689	559	1,474	1,499
Total cash interest expense	19,326	16,080	60,850	46,959

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Term Loan B	509	528	1,609	1,549
Amortization of debt issuance costs on 2017 Senior Notes	283	263	833	776
Amortization of debt issuance costs on Revolver	195	144	550	427
Total non-cash interest expense	987	935	2,992	2,752

Total interest expense	$20,313	$17,015	$63,842	$49,711
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and Term Loan B were 7.13% and 11.10%, respectively, for the nine months ended September 30, 2023.
(9)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2023, the Company’s operating leases have remaining lease terms ranging from less than one year to 15 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents components of lease expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$4,701	$3,685	$11,562	$11,754
Short-term lease expense(a)	12,881	15,393	39,492	42,828
	17,582	19,078	51,054	54,582
Less: Sublease income	198	193	590	573
Total lease expense	$17,384	$18,885	$50,464	$54,009
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of September 30, 2023	As of December 31, 2022
Assets
Right-of-use assets	Other assets	$47,728	$50,825
Total lease assets		$47,728	$50,825
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$5,996	$6,709
Long-term lease liabilities	Other long-term liabilities	46,929	49,176
Total lease liabilities		$52,925	$55,885
Weighted-average remaining lease term		10.7 years	11.0 years
Weighted-average discount rate		12.02%	11.77%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(11,484)	$(11,007)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$3,629	$16,305

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2023:

Year (in thousands)	Operating Leases
2023 (excluding the nine months ended September 30, 2023)	$3,138
2024	10,985
2025	9,623
2026	7,831
2027	7,053
Thereafter	58,165
Total lease payments	96,795
Less: Imputed interest	43,870
Total	$52,925
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
Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, seeking the same $113 million in damages pursuant to the lease agreement between the Port Authority and the Developer. On August 20, 2018, the Port Authority filed a motion to dismiss all causes of action, which was denied by the court on July 1, 2019. The Port Authority appealed this decision on July 15, 2019. On February 18, 2021, the Appellate Division affirmed in part and reversed in part the trial court's denial of the Port Authority's motion to dismiss TPBC’s causes of action. On April 11, 2022, the court granted the Port Authority’s motion to dismiss on statutory notice grounds. The Company filed a notice of appeal on April 28, 2022, which has been fully briefed and was argued on September 21, 2023, with a decision pending from the court.
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
(11)Share-Based Compensation
As of September 30, 2023, there were 665,397 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the nine months ended September 30, 2023 and 2022, the Company granted the following share-based instruments: (1) RSUs totaling 590,188 and 375,769, respectively, with weighted-average grant date fair values per unit of $8.66 and $10.53, respectively; (2) shares of unrestricted stock totaling 302,112 and 165,030, respectively, with weighted-average grant date fair values per share of $5.66 and $10.63, respectively; and (3) cash-settled performance stock units (“CPSUs”) totaling 901,541 and 315,768, respectively, with weighted-average grant date fair values per unit of $11.18 and $14.89, respectively. During the nine months ended September 30, 2023, the Company also granted a cash award with a service-based vesting condition and payout indexed to 90,000 shares of the Company’s common stock, with a weighted-average grant date fair value of $8.98 per share. During the nine months ended September 30, 2023 and 2022, stock options totaling 20,000 and 500,000, respectively, expired with weighted-average exercise prices per share of $18.98 and $11.15, respectively.
As of September 30, 2023 and December 31, 2022, the Company recognized liabilities for CPSUs and RSUs with guaranteed minimum payouts and certain cash-settled awards on the Condensed Consolidated Balance Sheets totaling approximately $5.2 million and $2.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company paid approximately $1.3 million and $3.6 million, respectively, to settle certain awards upon vesting.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

For the three and nine months ended September 30, 2023, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $3.5 million and $9.1 million, respectively, and $2.9 million and $7.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the balance of unamortized share-based compensation expense was $16.0 million, which is expected to be recognized over a weighted-average period of 1.9 years. During the nine months ended September 30, 2023, share-based compensation was reduced by $0.5 million due to the modification of certain share-based awards. The modifications related to the separation of certain employees from the Company. The modifications also resulted in a modification-date fair value totaling $0.4 million which will be amortized as share-based compensation expense through March 2024.
(12)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.
The following table sets forth a summary of the net periodic benefit cost for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest cost	$968	$647	$2,906	$1,940
Service cost	255	240	765	720
Expected return on plan assets	(978)	(973)	(2,935)	(2,919)
Recognized net actuarial losses	413	639	1,239	1,916
Net periodic benefit cost	$658	$553	$1,975	$1,657
The Company contributed $0.6 million to its defined benefit pension plan during the nine months ended September 30, 2023. The Company expects to contribute an additional $0.7 million in cash by the end of 2023. Due to the election of certain options provided under the American Rescue Plan Act of 2021, enacted on March 11, 2021, the Company was not required to, and did not contribute, amounts to the defined benefit pension plan during the nine months ended September 30, 2022.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023				As of December 31, 2022
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$290,008	$—	$—	$290,008	$259,351	$—	$—	$259,351
Restricted cash(a)	41,915	—	—	41,915	14,480	—	—	14,480
Restricted investments(b)	—	98,361	—	98,361	—	91,556	—	91,556
Investments in lieu of retention(c)	16,283	79,369	—	95,652	20,100	68,228	—	88,328
Total	$348,206	$177,730	$—	$525,936	$293,931	$159,784	$—	$453,715
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of September 30, 2023 and December 31, 2022, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of September 30, 2023 and December 31, 2022, and are comprised of money market funds of $16.3 million and $20.1 million, respectively, and AFS debt securities of $79.4 million and $68.2 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
Investments in AFS debt securities consisted of the following as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023				As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$66,046	$—	$(3,638)	$62,408	$53,452	$1	$(3,550)	$49,903
U.S. government agency securities	29,724	—	(1,599)	28,125	34,920	13	(1,688)	33,245
Municipal bonds	8,607	—	(1,230)	7,377	9,211	—	(1,257)	7,954
Corporate certificates of deposit	500	—	(49)	451	507	—	(53)	454
Total restricted investments	104,877	—	(6,516)	98,361	98,090	14	(6,548)	91,556

Investments in lieu of retention:
Corporate debt securities	81,518	1	(3,123)	78,396	70,968	1	(3,724)	67,245
Municipal bonds	822	151	—	973	818	165	—	983
Total investments in lieu of retention	82,340	152	(3,123)	79,369	71,786	166	(3,724)	68,228

Total AFS debt securities	$187,217	$152	$(9,639)	$177,730	$169,876	$180	$(10,272)	$159,784

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$20,382	$(495)	$39,026	$(3,143)	$59,408	$(3,638)
U.S. government agency securities	8,112	(89)	18,763	(1,510)	26,875	(1,599)
Municipal bonds	186	(3)	6,851	(1,227)	7,037	(1,230)
Corporate certificates of deposit	—	—	451	(49)	451	(49)
Total restricted investments	28,680	(587)	65,091	(5,929)	93,771	(6,516)

Investments in lieu of retention:
Corporate debt securities	28,506	(359)	48,949	(2,764)	77,455	(3,123)
Total investments in lieu of retention	28,506	(359)	48,949	(2,764)	77,455	(3,123)

Total AFS debt securities	$57,186	$(946)	$114,040	$(8,693)	$171,226	$(9,639)

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$23,559	$(733)	$25,842	$(2,817)	$49,401	$(3,550)
U.S. government agency securities	24,834	(939)	5,593	(749)	30,427	(1,688)
Municipal bonds	4,998	(672)	2,956	(585)	7,954	(1,257)
Corporate certificates of deposit	63	(12)	391	(41)	454	(53)
Total restricted investments	53,454	(2,356)	34,782	(4,192)	88,236	(6,548)

Investments in lieu of retention:
Corporate debt securities	34,553	(843)	32,391	(2,881)	66,944	(3,724)
Total investments in lieu of retention	34,553	(843)	32,391	(2,881)	66,944	(3,724)

Total AFS debt securities	$88,007	$(3,199)	$67,173	$(7,073)	$155,180	$(10,272)

The unrealized losses in AFS debt securities as of September 30, 2023 and December 31, 2022 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of September 30, 2023 and December 31, 2022.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2022, the Company has not recognized any impairment losses in earnings during the nine months ended September 30, 2023.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The amortized cost and fair value of AFS debt securities by contractual maturity as of September 30, 2023 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$32,555	$32,007
Due after one year through five years	142,227	134,927
Due after five years	12,435	10,796
Total	$187,217	$177,730
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $457.5 million and $439.7 million as of September 30, 2023 and December 31, 2022, respectively. The fair values of the 2017 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $349.8 million and $389.5 million as of September 30, 2023 and December 31, 2022, respectively. The fair values of the Term Loan B were determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of September 30, 2023 and December 31, 2022.
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
As of September 30, 2023, the Company had unconsolidated VIE-related current assets and liabilities of $0.6 million and $0.2 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2022, the Company had unconsolidated VIE-related current assets of $0.4 million included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of September 30, 2023.
As of September 30, 2023, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $482.1 million and $36.9 million, respectively, as well as current liabilities of $513.1 million related to the operations of its consolidated VIEs. As of December 31, 2022, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $527.3 million and $22.4 million, respectively, as well as current liabilities of $567.3 million related to the operations of its consolidated VIEs.

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
(15)Changes in Equity
A reconciliation of the changes in equity for the three and nine months ended September 30, 2023 and 2022 is provided below:

	Three Months Ended September 30, 2023
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - June 30, 2023	$51,970	$1,143,532	$217,571	$(45,479)	$607	$1,368,201
Net income (loss)	—	—	(36,896)	—	11,070	(25,826)
Other comprehensive loss	—	—	—	(500)	(473)	(973)
Share-based compensation	—	1,756	—	—	—	1,756
Issuance of common stock, net	52	(505)	—	—	—	(453)
Contributions from noncontrolling interests	—	—	—	—	2,500	2,500
Distributions to noncontrolling interests	—	—	—	—	(11,250)	(11,250)
Balance - September 30, 2023	$52,022	$1,144,783	$180,675	$(45,979)	$2,454	$1,333,955

	Nine Months Ended September 30, 2023
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2022	$51,521	$1,140,933	$304,301	$(47,037)	$(7,734)	$1,441,984
Net income (loss)	—	—	(123,626)	—	32,107	(91,519)
Other comprehensive income	—	—	—	1,058	81	1,139
Share-based compensation	—	4,786	—	—	—	4,786
Issuance of common stock, net	501	(936)	—	—	—	(435)
Contributions from noncontrolling interests	—	—	—	—	4,500	4,500
Distributions to noncontrolling interests	—	—	—	—	(26,500)	(26,500)
Balance - September 30, 2023	$52,022	$1,144,783	$180,675	$(45,979)	$2,454	$1,333,955

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The components of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$413	$(114)	$299	$639	$(181)	$458
Foreign currency translation adjustments	(1,204)	187	(1,017)	(3,016)	489	(2,527)
Unrealized loss in fair value of investments	(329)	74	(255)	(3,188)	678	(2,510)
Total other comprehensive loss	(1,120)	147	(973)	(5,565)	986	(4,579)
Less: Other comprehensive loss attributable to noncontrolling interests	(473)	—	(473)	(1,525)	—	(1,525)
Total other comprehensive loss attributable to Tutor Perini Corporation	$(647)	$147	$(500)	$(4,040)	$986	$(3,054)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$1,239	$(343)	$896	$1,916	$(543)	$1,373
Foreign currency translation adjustments	(302)	63	(239)	(4,458)	798	(3,660)
Unrealized gain (loss) in fair value of investments	605	(123)	482	(11,086)	2,314	(8,772)
Total other comprehensive income (loss)	1,542	(403)	1,139	(13,628)	2,569	(11,059)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	81	—	81	(2,677)	—	(2,677)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$1,461	$(403)	$1,058	$(10,951)	$2,569	$(8,382)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2023	$(32,040)	$(6,920)	$(6,519)	$(45,479)
Other comprehensive loss before reclassifications	—	(484)	(329)	(813)
Amounts reclassified from AOCI	299	—	14	313
Total other comprehensive income (loss)	299	(484)	(315)	(500)
Balance as of September 30, 2023	$(31,741)	$(7,404)	$(6,834)	$(45,979)
Attributable to Noncontrolling Interests:
Balance as of June 30, 2023	$—	$(342)	$(834)	$(1,176)
Other comprehensive income (loss)	—	(533)	60	(473)
Balance as of September 30, 2023	$—	$(875)	$(774)	$(1,649)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Nine Months Ended September 30, 2023
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2022	$(32,637)	$(7,241)	$(7,159)	$(47,037)
Other comprehensive income (loss) before reclassifications	—	(163)	244	81
Amounts reclassified from AOCI	896	—	81	977
Total other comprehensive income (loss)	896	(163)	325	1,058
Balance as of September 30, 2023	$(31,741)	$(7,404)	$(6,834)	$(45,979)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2022	$—	$(799)	$(931)	$(1,730)
Other comprehensive income (loss)	—	(76)	157	81
Balance as of September 30, 2023	$—	$(875)	$(774)	$(1,649)

	Three Months Ended September 30, 2022
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2022	$(36,951)	$(6,568)	$(5,444)	$(48,963)
Other comprehensive loss before reclassifications	—	(1,238)	(2,337)	(3,575)
Amounts reclassified from AOCI	458	—	63	521
Total other comprehensive income (loss)	458	(1,238)	(2,274)	(3,054)
Balance as of September 30, 2022	$(36,493)	$(7,806)	$(7,718)	$(52,017)
Attributable to Noncontrolling Interests:
Balance as of June 30, 2022	$—	$190	$(800)	$(610)
Other comprehensive loss	—	(1,289)	(236)	(1,525)
Balance as of September 30, 2022	$—	$(1,099)	$(1,036)	$(2,135)

	Nine Months Ended September 30, 2022
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2021	$(37,866)	$(5,787)	$18	$(43,635)
Other comprehensive loss before reclassifications	—	(2,019)	(7,832)	(9,851)
Amounts reclassified from AOCI	1,373	—	96	1,469
Total other comprehensive income (loss)	1,373	(2,019)	(7,736)	(8,382)
Balance as of September 30, 2022	$(36,493)	$(7,806)	$(7,718)	$(52,017)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2021	$—	$542	$—	$542
Other comprehensive loss	—	(1,641)	(1,036)	(2,677)
Balance as of September 30, 2022	$—	$(1,099)	$(1,036)	$(2,135)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Component of AOCI:
Defined benefit pension plan adjustments(a)	$413	$639	$1,239	$1,916
Income tax benefit(b)	(114)	(181)	(343)	(543)
Net of tax	$299	$458	$896	$1,373

Unrealized loss in fair value of investment adjustments(a)	$18	$79	$103	$121
Income tax benefit(b)	(4)	(16)	(22)	(25)
Net of tax	$14	$63	$81	$96
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2023 and 2022:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended September 30, 2023
Total revenue	$543,776	$368,244	$174,933	$1,086,953		$—		$1,086,953
Elimination of intersegment revenue	(23,282)	(2,795)	(171)	(26,248)		—		(26,248)
Revenue from external customers	$520,494	$365,449	$174,762	$1,060,705		$—		$1,060,705
Income (loss) from construction operations	$46,889	$123	$(38,429)	$8,583	(a)	$(21,149)	(b)	$(12,566)
Capital expenditures	$11,941	$241	$391	$12,573		$2,394		$14,967
Depreciation and amortization(c)	$7,698	$743	$615	$9,056		$2,175		$11,231

Three Months Ended September 30, 2022
Total revenue	$564,205	$341,614	$251,974	$1,157,793		$—		$1,157,793
Elimination of intersegment revenue	(63,300)	(23,564)	(3)	(86,867)		—		(86,867)
Revenue from external customers	$500,905	$318,050	$251,971	$1,070,926		$—		$1,070,926
Income (loss) from construction operations	$22,786	$56	$(11,836)	$11,006	(d)	$(17,898)	(b)	$(6,892)
Capital expenditures	$11,872	$921	$748	$13,541		$423		$13,964
Depreciation and amortization(c)	$12,166	$470	$529	$13,165		$2,368		$15,533
____________________________________________________________________________________________________
(a)During the three months ended September 30, 2023, the Company’s income (loss) from construction operations was adversely impacted by $16.9 million ($12.3 million, or $0.24 per diluted share, after tax) of unfavorable non-cash adjustments due to changes in estimates on the Specialty Contractors segment’s electrical and mechanical scope of a transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations, $14.0 million ($10.9 million, or $0.21 per diluted share, after tax) of unfavorable adjustments on the same transportation project in the Northeast, split evenly between the Civil and Building segments, primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout, and a $9.4 million ($6.8 million, or $0.13 per diluted share, after tax) unfavorable adjustment due to ongoing negotiations and an anticipated settlement on a completed Specialty Contractors segment mass-transit project in California. During the third quarter of 2023, the Company reached a settlement that impacted multiple components of a Civil segment mass-transit project in California, which included the resolution of certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million ($16.8 million, or $0.32 per diluted share, after tax) to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million ($7.0 million, or $0.13 per diluted share, after tax) on the other component of the project that has substantial scope of work remaining. As a result of the settlement, the net unfavorable impact to the period from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the three months ended September 30, 2022, the Company’s income (loss) from construction operations was adversely impacted by a $14.3 million ($10.2 million, or $0.20 per diluted share, after tax) unfavorable adjustment on a completed Civil segment highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Nine Months Ended September 30, 2023
Total revenue	$1,477,553	$919,468	$508,004	$2,905,025		$—		$2,905,025
Elimination of intersegment revenue	(53,066)	6,976	(179)	(46,269)		—		(46,269)
Revenue from external customers	$1,424,487	$926,444	$507,825	$2,858,756		$—		$2,858,756
Income (loss) from construction operations	$170,308	$(83,917)	$(120,709)	$(34,318)	(a)	$(57,805)	(b)	$(92,123)
Capital expenditures	$36,649	$3,716	$1,091	$41,456		$4,134		$45,590
Depreciation and amortization(c)	$21,753	$1,655	$1,856	$25,264		$6,721		$31,985

Nine Months Ended September 30, 2022
Total revenue	$1,478,162	$960,148	$673,302	$3,111,612		$—		$3,111,612
Elimination of intersegment revenue	(182,840)	(44,509)	(156)	(227,505)		—		(227,505)
Revenue from external customers	$1,295,322	$915,639	$673,146	$2,884,107		$—		$2,884,107
Income (loss) from construction operations	$12,052	$9,453	$(82,461)	$(60,956)	(d)	$(46,397)	(b)	$(107,353)
Capital expenditures	$38,703	$973	$2,202	$41,878		$931		$42,809
Depreciation and amortization(c)	$44,191	$1,261	$1,539	$46,991		$7,063		$54,054
____________________________________________________________________________________________________
(a)During the nine months ended September 30, 2023, the Company’s income (loss) from construction operations was impacted by an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million ($60.1 million, or $1.16 per diluted share, after-tax) in the first quarter, of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment; $57.0 million ($41.4 million, or $0.80 per diluted share, after tax) of unfavorable non-cash adjustments due to changes in estimates on the Specialty Contractors segment’s electrical and mechanical scope of a transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations; $27.5 million ($21.4 million, or $0.41 per diluted share, after tax) of unfavorable adjustments on the same transportation project in the Northeast, split evenly between the Civil and Building segments, primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout; net favorable adjustments of $25.6 million ($20.3 million, or $0.39 per diluted share, after tax) for a Civil segment mass-transit project in California that resulted from changes in estimates due to improved performance; a non-cash charge of $25.1 million ($18.2 million, or $0.35 per diluted share, after tax) in the second quarter of 2023 that resulted from an adverse legal ruling on a Specialty Contractors segment educational facilities project in New York; and a $9.4 million ($6.8 million, or $0.13 per diluted share, after tax) unfavorable adjustment due to ongoing negotiations and an anticipated settlement on a completed Specialty Contractors segment mass-transit project in California. During the third quarter of 2023, the Company reached a settlement that impacted multiple components of a Civil segment mass-transit project in California, which included the resolution of certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million ($16.8 million, or $0.32 per diluted share, after tax) to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million ($7.0 million, or $0.14 per diluted share, after tax) on the other component of the project that has substantial scope of work remaining. As a result of the settlement, the net unfavorable impact to the period from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the nine months ended September 30, 2022, the Company’s income (loss) from construction operations was adversely impacted by $36.0 million ($26.0 million, or $0.51 per diluted share, after tax) due to unfavorable adjustments related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical component of a transportation project in the Northeast in the Specialty Contractors segment, and $34.6 million ($27.3 million, or $0.53 per diluted share, after tax) for a Civil segment mass-transit project in California, which resulted from the successful negotiation of significant lower margin (and lower risk) change orders that increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

percentage. The Company’s income (loss) from construction operations was also impacted by a non-cash charge of $25.5 million ($18.3 million, or $0.36 per diluted share, after tax) due to an adverse legal ruling on a dispute related to a completed Civil segment bridge project in New York; an $18.0 million ($13.9 million, or $0.27 per diluted share, after tax) unfavorable adjustment split evenly between the Civil and Building segments due to changes in estimates on the same transportation project in the Northeast mentioned above; a non-cash charge of $17.8 million ($12.8 million, or $0.25 per diluted share, after tax) that increased cost of operations associated with the partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York in the Specialty Contractors segment; a $16.2 million ($11.6 million, or $0.23 per diluted share, after tax) unfavorable non-cash impact related to the settlement of a long-disputed, completed Civil segment project in Maryland; a $14.3 million ($10.2 million, or $0.20 per diluted share, after tax) unfavorable adjustment on a completed Civil segment highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling; and $13.1 million ($9.4 million, or $0.18 per diluted share, after tax) of unfavorable adjustments on a Civil segment mass-transit project in California.
A reconciliation of segment results to the consolidated loss before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Loss from construction operations	$(12,566)	$(6,892)	$(92,123)	$(107,353)
Other income, net	2,967	397	12,442	5,114
Interest expense	(20,313)	(17,015)	(63,842)	(49,711)
Loss before income taxes	$(29,912)	$(23,510)	$(143,523)	$(151,950)
Total assets by segment were as follows:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Civil	$3,482,496	$3,402,934
Building	935,742	898,816
Specialty Contractors	331,761	483,535
Corporate and other(a)	(264,272)	(242,485)
Total assets	$4,485,727	$4,542,800
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Major Customer
Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 13.8% and 16.0% of the Company’s consolidated revenue for the three and nine months ended September 30, 2023, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of September 30, 2023 and the results of our operations for the three and nine months ended September 30, 2023 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2022, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2022 and in Part II, Item 1A below.
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
•Failure to meet our obligations under our debt agreements (especially in a high interest rate environment), including the spring-forward maturity on January 30, 2025 of our Term Loan B and Revolver if any of the 2017 Senior Notes remain outstanding as of such date;
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
Executive Overview
COVID-19 Update
During 2020 and 2021, the COVID-19 pandemic caused shut-downs or significant reductions in the operations of various courts and arbitration offices, which hindered the Company’s ability to resolve disputes related to unapproved work and resulted in the need for the Company to temporarily fund certain project costs that historically would have been promptly negotiated, billed to and collected from customers. This negative impact from the pandemic lessened in 2022 and remains low in 2023, with certain previously delayed disputes finally resolved and other settlement conferences and trial dates scheduled or being scheduled. Consequently, the Company has made and continues to expect to make substantial progress in the resolution of various disputes and unapproved change orders in 2023 and beyond.
Through the latter part of 2021, the pandemic also significantly delayed the bidding and awarding of various large prospective civil projects, which has affected the volume and timing of our new awards. The follow-on impact has been a substantial but temporary reduction in our backlog, revenue and income from construction operations over the past three years. For example, the Company’s consolidated backlog had been near a record level at $11.2 billion as of December 31, 2019, just prior to the onset of the COVID-19 pandemic, but declined in each subsequent year through 2022, and was $7.9 billion as of December 31, 2022, a 29% decrease compared to the end of 2019. Similarly, revenue declined 29% from $5.3 billion for 2020 to $3.8 billion for 2022, though there were other factors that contributed to the revenue decline, particularly in 2022, as discussed in the Form 10-K filed for the year ended December 31, 2022. The current impacts of the pandemic on new project awards have lessened, as evidenced by the recent strong growth in the Company’s backlog to $10.6 billion as of September 30, 2023, due primarily to new awards in 2023, the largest of which has been the $2.95 billion Brooklyn Jail progressive design-build project awarded in the second quarter of 2023. However, the follow-on impact from delayed project bids and large contract awards has continued to have a negative impact on our revenue and profitability. In addition, many of our state and local government customers’ revenue sources were negatively impacted by the pandemic due to a reduction of commuter and business travel. Despite improved commuter and business travel conditions, the significant revenue reductions experienced by these customers have, in some cases, continued to adversely impact their timely payment to the Company for amounts due, although these impacts have been moderating in 2023.
Operating Results
Consolidated revenue for the three and nine months ended September 30, 2023 was $1.1 billion and $2.9 billion, respectively, level compared to the same periods in 2022. For both periods of 2023, higher revenue in the Civil and Building segments was offset by lower revenue in the Specialty Contractors segment, as discussed in more detail below in Results of Segment Operations. In addition, customer budgetary constraints induced by the COVID-19 pandemic, combined with certain political and other factors, resulted in the Company not being awarded certain Civil segment projects over the last few years totaling more than $10.0 billion despite having been the low or preferred bidder. Not being awarded these projects also impacted revenue for the first three quarters of both 2023 and 2022, and most of these projects are currently expected to be re-bid in 2024. Furthermore, the Company was unsuccessful in its pursuit of certain large prospective Civil segment projects in the second half of 2021, which also unfavorably impacted revenue in 2022 and 2023.

Loss from construction operations for the three months ended September 30, 2023 was $12.6 million compared to $6.9 million for the same period in 2022. The change was favorably impacted by the absence of certain prior-year unfavorable adjustments, as discussed further below in Results of Segment Operations, as well as an improved project mix, including contributions related to the volume increase on a Civil segment mass-transit project in California. During the third quarter of 2023, the Company reached a settlement that impacted multiple components of another Civil segment mass-transit project in California, which included the resolution of certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million on the other component of the project that has substantial scope of work remaining. As a result of the settlement, the net unfavorable impact to the period from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project. The third quarter of 2023 was also impacted by certain unfavorable adjustments, including $16.9 million due to changes in estimates on the Specialty Contractors segment’s electrical and mechanical scope of a transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations, $14.0 million on the same transportation project in the Northeast, split evenly between the Civil and Building segments, primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout, and a $9.4 million unfavorable adjustment due to ongoing negotiations and an anticipated settlement on a completed Specialty Contractors segment mass-transit project in California.
Loss from construction operations for the nine months ended September 30, 2023 was $92.1 million compared to $107.4 million for the same period in 2022. The change was primarily due to net favorable adjustments of $25.6 million on a Civil segment mass-transit project in California, which resulted from changes in estimates due to improved performance, as well as contributions related to the volume increase on that same project. The change was also due to the absence of certain prior-year unfavorable adjustments discussed below in Results of Segment Operations and an $18.0 million prior-year unfavorable adjustment split evenly between the Civil and Building segments due to changes in estimates on the aforementioned transportation project in the Northeast. The impact from the absence of these prior-year unfavorable adjustments was partially offset by a current-year first-quarter unfavorable adjustment related to an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million in the first quarter of 2023, of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment. In addition, there were current-year unfavorable adjustments of $57.0 million due to changes in estimates on the Specialty Contractors segment’s electrical and mechanical scope of the transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations; $27.5 million on the transportation project in the Northeast, split evenly between the Civil and Building segments, primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout; $25.1 million in the second quarter of 2023 that resulted from an adverse court ruling on a Specialty Contractors segment educational facilities project in New York; the net impact of the aforementioned unfavorable adjustment of $23.2 million and related favorable adjustment of $8.8 million; and a $9.4 million unfavorable adjustment due to ongoing negotiations and an anticipated settlement on a completed Specialty Contractors segment mass-transit project in California.
Income tax benefit was $4.1 million and $52.0 million for the three and nine months ended September 30, 2023, respectively. This compares to an income tax expense of $0.6 million and an income tax benefit of $47.0 million for the three and nine months ended September 30, 2022, respectively. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Diluted loss per common share for the three and nine months ended September 30, 2023 was $0.71 and $2.39, respectively, compared to diluted loss per common share of $0.63 and $2.28 for the same periods in 2022. The change for both periods of 2023 was primarily due to the factors discussed above that led to the change in income (loss) from construction operations.
Consolidated new awards for the three and nine months ended September 30, 2023 totaled $0.8 billion and $5.6 billion, respectively, compared to $0.9 billion and $3.0 billion for the same periods in 2022. The Civil and Building segments were the primary contributors to the new award activity in the third quarter of 2023. The most significant new awards and contract adjustments in the third quarter of 2023 included $115 million of additional funding for a health care project in California; $95 million and $81 million of additional funding for two different mass-transit projects in California; the $47 million New Everglades National Park Visitor Center project in Florida; a $42 million mining project in Virginia; and the Central District Wastewater Treatment Plant electrical project in Florida, valued at more than $40 million.
Consolidated backlog as of September 30, 2023 was $10.6 billion, up 34% compared to $7.9 billion as of December 31, 2022. As of September 30, 2023, the mix of backlog by segment was approximately 43% for Civil, 41% for Building and 16% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2022 to September 30, 2023:

(in millions)	Backlog at December 31, 2022	New Awards(a)	Revenue Recognized	Backlog at September 30, 2023(b)
Civil	$4,416.3	$1,537.8	$(1,424.5)	$4,529.6
Building	2,223.6	3,042.9	(926.4)	4,340.1
Specialty Contractors	1,289.2	998.9	(507.9)	1,780.2
Total	$7,929.1	$5,579.6	$(2,858.8)	$10,649.9
____________________________________________________________________________________________________
(a)New awards consist of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(b)Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that we will proceed with our work on the project (e.g., adequate funding is in place, we have received a notice of intent to award a contract, etc.). Backlog may also include awards where future scopes of work are subject to additional approval by the customer. These types of awards are included in backlog to the extent such approval is considered probable.
The outlook for the Company’s revenue growth over the next several years remains favorable. However, revenue growth could be negatively impacted by project delays or the timing of project bids, awards, commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new awards resulting from long-term capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities.
In elections over the past decade, voters in 44 states have approved 85% of nearly 3,000 state and local ballot measures, raising an estimated $342 billion in new and renewed revenue funding for transportation investments. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved in 2016. Funding from this measure supports some of the Company’s current and prospective projects, and overall the measure is expected to generate $120 billion of funding over 40 years. Interest rates have continued to increase over the past year, as anticipated, but are still at levels which we believe remain conducive to continued spending on certain types of projects that have strong end-market demand with adequate available funding, such as mass transit, transportation, bridges, and health care, educational and correctional facilities, among others. However, if borrowing rates continue to increase, they could reach levels that may negatively impact demand, particularly for certain Building segment end markets which tend to be more closely correlated to economic conditions.
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

Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenue	$520.5	$500.9	$1,424.5	$1,295.3
Income from construction operations	46.9	22.8	170.3	12.1
Revenue for the three and nine months ended September 30, 2023 increased 4% and 10%, respectively, compared to the same periods in 2022. For the first nine months of 2023, the growth was largely due to the favorable impact of changes in estimates that resulted from improved performance on a mass-transit project in California, as well as the absence of certain prior-year unfavorable adjustments, as further discussed in the paragraph below. Revenue for both periods was also adversely impacted by the follow-on impacts of COVID-19, which delayed bidding activities and awards of certain new projects during 2020 and much of 2021 and negatively impacted revenue for the nine-month periods of both 2022 and 2023. Furthermore, revenue for both periods was adversely impacted by certain projects totaling more than $10.0 billion for which the Company was the low or preferred bidder but no contract was awarded over the last few years due to COVID-19-induced customer budget constraints, as well as the Company’s lack of success in its pursuit of certain large prospective Civil segment projects in the second half of 2021.
Income from construction operations for the three and nine months ended September 30, 2023 was $46.9 million and $170.3 million, respectively, compared to $22.8 million and $12.1 million for the same periods in 2022. For the third quarter of 2023, the increase was primarily due to the absence of a prior-year unfavorable adjustment of $14.3 million on a completed highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling and a $10.1 million prior-year unfavorable adjustment related to a completed mass-transit project in New York. The increase was also due to an improved project mix, including contributions from higher volume on a mass-transit project in California. During the third quarter of 2023, the Company reached a settlement that impacted multiple components of another mass-transit project in California, which included the resolution of certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million on the other component of the project that has substantial scope of work remaining. As a result of the settlement, the net unfavorable impact to the period from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project.
For the first nine months of 2023, the change was favorably impacted by the same factors discussed above for the third quarter, as well as by net favorable adjustments totaling $25.6 million on a mass-transit project in California associated with changes in estimates due to improved performance, partially offset by the Civil segment’s $13.8 million portion of unfavorable adjustments on a transportation project in the Northeast primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project close out. The change was also favorably impacted by the absence of prior-year unfavorable adjustments, including a temporary unfavorable impact of $34.6 million from the successful negotiation of significant lower margin (and lower risk) change orders on the mass-transit project in California mentioned above; a $25.5 million non-cash charge from an adverse legal ruling on a dispute related to a bridge project in New York; a $16.2 million unfavorable non-cash impact related to the settlement of a long-disputed, completed project in Maryland; and $13.1 million of unfavorable adjustments related to a mass-transit project in California.
Operating margin was 9.0% and 12.0% for the three and nine months ended September 30, 2023, respectively, compared to 4.5% and 0.9% for the same periods in 2022. The increases in operating margin were principally due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards in the Civil segment totaled $469.0 million and $1.5 billion for the three and nine months ended September 30, 2023, respectively, compared to $225.1 million and $1.4 billion for the same periods in 2022. The most significant new awards and contract adjustments in the third quarter of 2023 included $95 million and $81 million of additional funding for two different mass-transit projects in California and a $42 million mining project in Virginia. COVID-19 has caused significant revenue shortfalls for certain state and local government agencies since 2020, which has resulted in delays in the bidding and awarding of certain large new projects. In addition, the timing and magnitude of federal, state and local funding, including anticipated contributions from the BIL, is uncertain, which could lead to similar delays.

Backlog for the Civil segment was $4.5 billion as of September 30, 2023 compared to $4.7 billion as of September 30, 2022. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures and the BIL, and by public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects, but the timing of new awards remains uncertain.
Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenue	$365.4	$318.0	$926.4	$915.6
Income (loss) from construction operations	0.1	0.1	(83.9)	9.5
Revenue for the three months ended September 30, 2023 increased 15% compared to the same period in 2022 primarily due to increased project execution activities on various projects in California with substantial scope of work remaining. Revenue for the nine months ended September 30, 2023 grew slightly compared to the same period in 2022, with the growth driven by increased project execution activities on various projects in California with substantial scope of work remaining, mostly offset by the impact of the aforementioned unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York, the Building’s segment’s portion of unfavorable adjustments on the aforementioned transportation project in the Northeast due to the settlement of certain change orders during project close out, and reduced project execution activities on a completed hospitality and gaming project in Arkansas. As discussed above in Executive Overview, revenue for both periods was adversely impacted by the follow-on impacts of COVID-19, which delayed certain project bids and awards in 2020 and 2021.
Income from construction operations for the three months ended September 30, 2023 was $0.1 million and loss from construction operations for the nine months ended September 30, 2023 was $83.9 million, compared to income from construction operations of $0.1 million and $9.5 million for the same periods in 2022. For the third quarter of 2023, income from construction operations was favorably impacted by the absence of a $10.1 million prior-year unfavorable adjustment on a hospitality project in Florida, mostly offset by the Building segment’s current-year $7.0 million portion of unfavorable adjustments on the aforementioned transportation project in the Northeast primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project close out. For the first nine months of 2023, the loss was primarily due to the aforementioned first-quarter unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash, pre-tax charge of $83.6 million, of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment, as well as the Building segment’s $13.8 million portion of unfavorable adjustments on the aforementioned transportation project in the Northeast. The impact of the current-year unfavorable adjustments was partially offset by the absence of a $10.3 million prior-year unfavorable adjustment on a hospitality project in Florida.
Operating margin was 0.0% and (9.1)% for the three and nine months ended September 30, 2023, respectively, compared to 0.0% and 1.0% for the same periods in 2022. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Building segment totaled $249.0 million and $3.0 billion for the three and nine months ended September 30, 2023, respectively, compared to $415.9 million and $947.8 million for the same periods in 2022. The most significant new awards in the third quarter of 2023 included $115 million of additional funding for a health care project in California and the $47 million New Everglades National Park Visitor Center project in Florida. The lingering effects of COVID-19, including the proliferation of remote and hybrid work for many businesses, as well as slowing economic conditions caused by inflation and rising interest rates, could continue to result in certain delayed or even canceled Building segment project opportunities, particularly in the corporate office end market. However, other Building segment end markets, such as correctional facilities, health care, education, industrial/manufacturing, and hospitality and gaming, continue to show strong demand for new and renovated facilities.
Backlog for the Building segment was $4.3 billion as of September 30, 2023, up 85% compared to $2.3 billion as of September 30, 2022. The strong increase was largely due to the $2.95 billion Brooklyn Jail progressive design-build project that was booked into backlog in the second quarter of 2023. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations.

Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenue	$174.8	$252.0	$507.9	$673.2
Loss from construction operations	(38.4)	(11.8)	(120.7)	(82.5)
Revenue for the three and nine months ended September 30, 2023 decreased 31% and 25%, respectively, compared to the same periods in 2022. For both periods of 2023, the decrease was principally due to reduced project execution activities on the electrical and mechanical components of a transportation project in the Northeast that is nearing completion, as well as the aforementioned unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of this same project associated with changes in the expected recovery on certain unapproved change orders. For the nine-month period of 2023, the decrease was also due to the adverse legal ruling on an educational facilities project in New York. The overall revenue decline was partially offset by the absence of a prior-year unfavorable adjustment on the same transportation project in the Northeast. As discussed above in Executive Overview, operating results continue to be adversely impacted by the follow-on impacts of COVID-19, which delayed certain project bids and awards in 2020 and 2021, including projects that would have had considerable components of electrical and mechanical scope in the 2022 and 2023 periods had the projects been awarded and the Company won its share of such projects.
Loss from construction operations for the three and nine months ended September 30, 2023 was $38.4 million and $120.7 million, respectively, compared to $11.8 million and $82.5 million for the same periods in 2022. The change for the third quarter of 2023 was principally due to the current-quarter impact of $16.9 million of unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of the above-mentioned transportation project associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations and a $9.4 million unfavorable adjustment due to ongoing negotiations and an anticipated settlement on a completed mass-transit project in California. For the nine-month period of 2023, the change was largely due to the current-year impacts of $57.0 million of unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of the above-mentioned transportation project associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations, a non-cash charge of $25.1 million in the second quarter of 2023 on the educational facilities project in New York that resulted from an adverse court ruling, and the above-mentioned $9.4 million unfavorable adjustment due to ongoing negotiations and an anticipated settlement on a completed mass-transit project in California. The current-year unfavorable adjustments were largely offset by the absence of prior-year unfavorable adjustments, including a $36.0 million unfavorable adjustment on the same transportation project related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies, as well as a non-cash charge of $17.8 million that increased cost of operations associated with an unexpected partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York.
Operating margin was (22.0)% and (23.8)% for the three and nine months ended September 30, 2023, respectively, compared to (4.7)% and (12.2)% for the same periods in 2022. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and loss from construction operations.
New awards in the Specialty Contractors segment totaled $128.5 million and $1.0 billion for the three and nine months ended September 30, 2023, respectively, compared to $244.1 million and $658.4 million for the same periods in 2022. The most significant new award in the third quarter of 2023 was the Central District Wastewater Treatment Plant electrical project in Florida, valued at more than $40 million. COVID-19 has resulted in, and could continue to result in, reduced demand from certain customers, particularly in New York, that continue to experience funding constraints.
Backlog for the Specialty Contractors segment was $1.8 billion as of September 30, 2023 compared to $1.4 billion as of September 30, 2022. The Specialty Contractors segment continues to be increasingly focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. In addition, the segment remains well-positioned to capture its share of new projects, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.

Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $21.1 million and $56.1 million during the three and nine months ended September 30, 2023, respectively, compared to $16.6 million and $45.1 million for the same periods in 2022. The increase in the three and nine months ended September 30, 2023 was primarily due to higher compensation-related expenses compared to the same periods in 2022.
Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Other income, net	$3.0	$0.4	$12.4	$5.1
Interest expense	(20.3)	(17.0)	(63.8)	(49.7)
Income tax (expense) benefit	4.1	(0.6)	52.0	47.0
Other income, net for the nine months ended September 30, 2023 increased by $7.3 million compared to the same period in 2022, primarily due to a gain on sale of property in the 2023 period.
Interest expense for the three and nine months ended September 30, 2023 increased by $3.3 million and $14.1 million, respectively, compared to the same periods in 2022. The increases in the 2023 periods were substantially due to higher interest rates on the Term Loan B and the Revolver, as discussed below in Liquidity and Capital Resources.
The Company recognized an income tax benefit of $4.1 million and $52.0 million for the three and nine months ended September 30, 2023, respectively. The effective income tax rate was 13.7% and 36.2% for the three and nine months ended September 30, 2023, respectively. The effective income tax rate for the three months ended September 30, 2023 was lower than the 21% federal statutory rate primarily due to the impact of a cumulative catch-up adjustment associated with the change in the Company’s projected 2023 effective tax rate that resulted from the revision of the Company’s forecast. The effective income tax rates for both periods were impacted by relatively large tax benefits generated against a forecasted pre-tax loss for the year, which magnified the impact these tax benefits had on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The tax benefits that caused a higher effective tax rate were primarily state income taxes (net of the federal tax benefit), earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and a reduction in reserves for unrecognized tax benefits, partially offset by non-deductible expenses.
For the three and nine months ended September 30, 2022, the Company recognized income tax expense of $0.6 million and an income tax benefit of $47.0 million, respectively, resulting in an effective income tax rate of (2.4)% and 31.0%, respectively. The Company recognized income tax expense based on a pre-tax loss for the three months ended September 30, 2022, primarily as a result of a change during the quarter to forecasted pre-tax earnings for 2022, the cumulative impact of which offset the tax benefits generated during the quarter. The effective income tax rates for both periods reflected pre-tax losses incurred in the periods and projected for the full year. The tax benefits that increased the income tax rates in both periods were primarily state income taxes (net of the federal tax benefit) and the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company).
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175.0 million and available cash balances as of September 30, 2023, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond excluding the impact of a spring-forward maturity on the Term Loan B and the Revolver (if that were to occur), as discussed further in Debt below. Despite our record operating cash flow in 2022 and strong operating cash flow for the nine months ended September 30, 2023 (as discussed below in Cash and Working Capital), liquidity has been and could continue to be negatively affected by the follow-on impacts of COVID-19, which induced customer budgetary constraints and delayed bidding activities and awards of certain large civil projects. We are also still pursuing COVID-19-related cost recoveries from certain customers. Our liquidity was also adversely impacted by the Company’s lack of success in its pursuit of certain large prospective Civil segment projects in the second half of 2021, as well as by instances where the Company was not awarded certain Civil segment projects totaling more than $10.0 billion over the last few years due to COVID-19-induced customer budget constraints, despite being the low or preferred bidder. In addition, as discussed above in

Executive Overview - COVID-19 Update, the COVID-19 pandemic delayed court and arbitration schedules and also hindered the Company’s ability to resolve certain unapproved work. We believe that future funding from the BIL and increased revenue to government customers as travel and commuting levels have improved, as discussed above, could offset or mitigate these and other possible lingering future negative impacts from COVID-19, though it remains difficult to predict any of these factors. Furthermore, the backlog of accumulated court and arbitration proceedings that grew as a result of the pandemic during 2020 and 2021 has receded, with certain disputes having been resolved in 2022 and 2023 and other settlement conferences and trial dates now scheduled or being scheduled. We experienced a record operating cash flow in 2022 and strong operating cash flow for the first nine months of 2023, and we expect strong operating cash flows to continue for the remainder of 2023 and into 2024, based on projected cash collections, both from project execution activities and the resolution of additional outstanding claims and unapproved change orders.
Cash and Working Capital
Cash and cash equivalents were $290.0 million as of September 30, 2023 compared to $259.4 million as of December 31, 2022. Cash immediately available for general corporate purposes was $100.6 million and $47.7 million as of September 30, 2023 and December 31, 2022, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $140.3 million as of September 30, 2023 compared to $106.0 million as of December 31, 2022. Restricted cash and restricted investments at September 30, 2023 were primarily held to secure insurance-related contingent obligations and deposits.
During the nine months ended September 30, 2023, net cash provided by operating activities was $180.8 million, the second-largest result for the first nine months of any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008 (the “2008 Merger”). In addition, net cash provided by operating activities was $103.2 million for the third quarter of 2023, an increase of $30.6 million compared to $72.6 million in the third quarter of 2022, and also the second-largest result for any third quarter since the 2008 Merger. The net cash provided by operating activities for the nine-month period of 2023 was primarily due to a decrease in investments in project working capital, partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to a decrease in costs and estimated earnings in excess of billings (“CIE”), an increase in accounts payable due to the timing of payments to suppliers and subcontractors and an increase in billings in excess of costs and estimated earnings (“BIE”). During the nine months ended September 30, 2022, net cash provided by operating activities was $251.3 million, which was the largest result for the first nine months of any year since the 2008 Merger. The increase for the nine months of 2022 was primarily due to a decrease in investments in project working capital partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to improved collection activity, as reflected by an increase in BIE and a decrease in accounts receivable.
Cash flow from operating activities decreased $70.5 million when comparing the first nine months of 2023 with the same period in 2022. The decrease in cash flow from operating activities for the first nine months of 2023 compared to the first nine months of 2022 primarily resulted from a smaller current-year decrease in investment in working capital as compared to the same period last year. The smaller decrease in investment in working capital in the 2023 period was primarily due to a smaller current-year decrease in accounts receivable compared to the prior-year period and a smaller current-year increase in BIE compared to the same period last year, partially offset by a current-year decrease in CIE compared to an increase last year. Both periods were positively impacted by collections associated with previously disputed matters.
Net cash used in investing activities during the first nine months of 2023 was $43.4 million, primarily due to the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $45.6 million, as well as net cash used in investment transactions of $6.9 million, partially offset by proceeds from the sale of property and equipment of $9.0 million. Net cash used in investing activities during the first nine months of 2022 was $38.9 million primarily due to the acquisition of property and equipment for projects totaling $42.8 million, partially offset by proceeds from the sale of property and equipment of $6.7 million.
Net cash used in financing activities was $79.3 million for the first nine months of 2023, which was primarily driven by a $56.0 million net repayment of debt and $22.0 million of net distributions to noncontrolling interests. Net cash used in financing activities was $78.8 million for the first nine months of 2022, which was primarily driven by a $34.8 million net repayment of debt and $42.5 million of net distributions to noncontrolling interests.
At September 30, 2023, we had working capital of $1.5 billion, a ratio of current assets to current liabilities of 1.75 and a ratio of debt to equity of 0.68, compared to working capital of $1.7 billion, a ratio of current assets to current liabilities of 1.87 and a ratio of debt to equity of 0.66 at December 31, 2022.

Debt
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “Revolver”), with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively.
Under the terms of the 2020 Credit Agreement, the Term Loan B will mature on August 18, 2027 and the Revolver will mature on August 18, 2025, in each case, unless any of the 2017 Senior Notes are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), in which case, both the Term Loan B and the Revolver will mature on January 30, 2025 subject to certain further exceptions (the “spring-forward maturity”). The Company has been exploring its options to address the spring-forward maturity of the Term Loan B and Revolver, including redeeming the 2017 Senior Notes using a combination of available liquidity and new financing. The Company continues to assess its various alternatives to determine the most favorable, available financing strategy, taking into account anticipated cash available for deleveraging, as well as market conditions. Continued strong operating cash flow in the first part of the fourth quarter of 2023 has allowed the Company to begin accumulating cash that is being earmarked for refinancing, with more than $70 million set aside as of the date of this filing for this purpose. This amount is incremental to any required annual excess cash flow prepayment in respect of the Term Loan B.
As of September 30, 2023, the Revolver had unused available borrowing capacity of $175.0 million, and the outstanding balance of the Term Loan B and the 2017 Senior Notes were $368.2 million and $500.0 million, respectively.
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
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in SOFR (and LIBOR prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the nine months ended September 30, 2023 were approximately 9.9% and 11.8%, respectively. At September 30, 2023, the borrowing rates on the Term Loan B and the Revolver were 10.2% and 12.3%, respectively. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.
The table below presents our actual and required first lien net leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
September 30, 2023
	Actual	Required
First lien net leverage ratio	2.01 to 1.00	≤ 2.50 : 1.00

On October 31, 2022, the 2020 Credit Agreement was amended to increase the maximum First Lien Net Leverage Ratio covenant level for certain fiscal quarters. On March 10, 2023, the 2020 Credit Agreement was further amended to set the maximum First Lien Net Leverage Ratio covenant level to 3.50:1.00, effective the fiscal quarter ended December 31, 2022, and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of September 30, 2023, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
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
Recently Issued Accounting Pronouncements
There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three and nine months ended September 30, 2023 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, other than as set forth below.
As a result of the “spring-forward” maturity provision in our Revolver and Term Loan B facility, we will need to repay, refinance, or obtain amendments or waivers with respect to some or all of our substantial outstanding indebtedness before January 30, 2025. If we are unsuccessful, the maturity of our Revolver and Term Loan B facility will accelerate, and a failure to repay then-outstanding amounts would cause us to be in default, which would materially and adversely affect our business and our financial condition.
As previously disclosed, under the terms of our 2020 Credit Agreement, if any of the 2017 Senior Notes are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), the maturity of both the Term Loan B and the Revolver will accelerate to January 30, 2025, subject to certain further exceptions. We refer to this as the “spring-forward maturity” provision of our 2020 Credit Agreement. Absent the applicability of the spring-forward maturity provision, the maturity date of the Term Loan B is August 18, 2027 and of the Revolver is August 18, 2025.
As a result of the spring-forward maturity provision, after January 30, 2024, all outstanding indebtedness under our 2020 Credit Agreement will be reclassified as current indebtedness and we will need to repay, refinance, or obtain amendments or waivers with respect to some or all of our substantial outstanding indebtedness before January 30, 2025.
While our cash collections have improved significantly since 2021 and are expected to remain strong, we do not currently have available cash and borrowings sufficient to repay the 2017 Senior Notes. We are actively exploring a range of potential financing and refinancing transactions to address our near-term liquidity requirements, including potential debt refinancings and amendments, waivers or consents under our 2020 Credit Agreement, among other potential alternatives. There can be no assurance as to which, if any, of these alternatives we may be able to pursue. The choices available to us will depend upon numerous factors, such as market conditions, our credit rating, our liquidity, our debt profile, our financial performance and the limitations applicable to such transactions under our existing financing agreements and any consents we may need to obtain under the relevant documents. In light of our debt profile, as well as high interest rates and continued volatility in the financial markets, various financing options may not be available to us on commercially reasonable terms, terms that are acceptable to us, or at all, and we may not be able to obtain amendments, waivers, or consents on reasonable terms or at all. Moreover, any future indebtedness or amendments to our existing indebtedness may impose additional restrictions and covenants on us that could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Refinancing debt at a higher cost would negatively impact our liquidity and financial condition.
If we are unable to pay down and/or refinance the 2017 Senior Notes prior to January 30, 2025, on favorable terms or at all, or to otherwise address the acceleration of outstanding indebtedness under our 2020 Credit Agreement under the spring-forward maturity provision, our liquidity, business, operations and financial condition will be materially and adversely affected. In this event, we may not have sufficient funds available for timely repayment of our indebtedness, and we may not have the ability to borrow or obtain sufficient funds to replace the indebtedness on terms acceptable to us, or at all, in which case an event of default would occur under our 2020 Credit Agreement.
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

Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

Exhibits	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: November 9, 2023	By:	/s/ Gary G. Smalley
Gary G. Smalley
Executive Vice President and Chief Financial Officer