Form 10-K
period 2023-12-31
TUTOR PERINI CORP
filed 2024-02-28
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ -to- __________
Commission File Number: 1-6314
Tutor Perini Corporation

(Exact name of registrant as specified in its charter)
Massachusetts	04-1717070
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15901 Olden Street, Sylmar, California	91342
(Address of principal executive offices)	(Zip Code)
(818) 362-8391
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TPC	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $262,626,779 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of Common Stock, $1.00 par value per share, outstanding at February 22, 2024 was 52,025,497.
Documents Incorporated by Reference
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TUTOR PERINI CORPORATION
2023 ANNUAL REPORT ON FORM 10-K

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
ITEM 1. BUSINESS
General
Tutor Perini Corporation (together with its consolidated subsidiaries, “Tutor Perini,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) is a leading construction company offering diversified general contracting, construction management and design-build services to private customers and public agencies throughout the world. The Company was formed through the 2008 merger between Tutor-Saliba Corporation and Perini Corporation (“Perini”) and our legacy dates to 1894, when Perini's predecessor businesses began providing construction services. Our corporate headquarters are in Los Angeles (Sylmar), California, and we have various other principal offices throughout the United States and its territories (see Item 2. Properties for a listing of our major facilities). Our common stock is listed on the New York Stock Exchange under the symbol “TPC.” We are incorporated in the Commonwealth of Massachusetts.
We have established a strong reputation within our markets for executing large, complex projects on time and within budget while adhering to strict quality control measures. We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. We also offer self-performed construction services including site work; concrete forming and placement; steel erection; electrical; mechanical; plumbing; heating, ventilation and air conditioning (HVAC); and fire protection. During 2023, we performed work on approximately 1,500 construction projects.
We are recognized as one of the leading civil contractors in the United States, as evidenced by our performance on several of the country’s largest mass-transit and transportation projects, such as Newark Liberty International Airport Terminal A (“Newark Airport Terminal A”), various components of the East Side Access project in New York City, the Minneapolis Southwest Light Rail project (also known as the METRO Green Line Extension), the California High-Speed Rail System, the Alaskan Way Viaduct Replacement (the “SR 99”) project in Seattle, major portions of the Red Line and Purple Line subway segments of the Los Angeles Metro system, and the San Francisco Central Subway extension to Chinatown. We are also recognized as one of the major building contractors in the United States, as evidenced by our performance on several of the country’s largest building development projects, including Hudson Yards in New York City, the CityCenter complex and the Cosmopolitan Resort and Casino, both in Las Vegas, and several major corporate office buildings in northern California for prominent technology companies.
Our strengths and expertise in the construction of civil and building infrastructure projects have been augmented by our vertical integration capabilities, which we established more than a decade ago through the acquisitions of various business entities specializing in electrical, mechanical, plumbing, HVAC and other services that enhanced our market capabilities and expanded our geographic presence. Our vertical integration is a competitive advantage that allows us to self-perform a greater amount of work than our competitors. It also increases our competitiveness in bidding and our efficiency in managing and executing large, complex projects, and provides us with significant cross-selling opportunities across a broad geographic footprint.

Business Segment Overview
Our business is conducted through three segments: Civil, Building and Specialty Contractors.
Civil Segment
Our Civil segment specializes in public works construction and the replacement and reconstruction of infrastructure across several major geographic regions of the United States. Our civil contracting services include construction and rehabilitation of highways, bridges, tunnels, mass-transit systems, military facilities, and water management and wastewater treatment facilities.
The Civil segment is composed of the heavy civil construction operations of our predecessors, Tutor-Saliba Corporation, its subsidiary Black Construction, and Perini, as well as our acquired companies, Frontier-Kemper Constructors (“Frontier-Kemper”), Lunda Construction and Becho. Our heavy civil units operate primarily on the West and East Coasts of the United States and are engaged in a variety of large mass-transit, tunneling, bridge and highway projects. Black Construction is the largest contractor in Guam and provides a variety of heavy civil, building, mechanical and electrical construction services throughout the Asia-Pacific region and in other strategic military locations. Frontier-Kemper is a heavy civil contractor engaged in the construction of tunnels for highways, railroads, subways and rapid transit systems; the construction of shafts and other facilities for water supply, wastewater transport and hydroelectric projects; and the development and equipping of mines with innovative hoisting, elevator and vertical conveyance systems. Lunda Construction is a heavy civil contractor specializing in the construction, rehabilitation and maintenance of bridges, railroads and other civil structures throughout the United States. Becho is engaged in drilling, foundation and excavation support for shoring, bridges, piers, roads and highway projects, primarily in the southwestern United States.
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
We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We are currently working on or have completed some of the most significant civil construction projects in the United States. For example, we are continuing to work on the first phase of the California High-Speed Rail project, the Purple Line Segments 2 and 3 subway expansion projects in Los Angeles and the Minneapolis Southwest Light Rail project. In addition, we have completed other major projects, including various components of the East Side Access project in New York City; the Newark Airport Terminal A project; the San Francisco Central Subway extension to Chinatown; the SR 99 project in Seattle; the platform over the eastern rail yard at Hudson Yards in New York City; the rehabilitation of the Verrazano-Narrows Bridge in New York; and runway reconstruction projects at the John F. Kennedy International Airport in New York, Los Angeles International Airport and Fort Lauderdale-Hollywood International Airport.
We believe the Civil segment provides us with significant opportunities for growth due to the condition of existing infrastructure coupled with large government funding sources dedicated to the replacement and reconstruction of aging U.S. infrastructure. In addition, infrastructure programs generally garner popular, bipartisan support from the public and elected officials due to their favorable long-term economic benefits, including significant job creation. Funding for major Civil segment infrastructure projects is typically provided through a combination of one or more of the following: local, regional, state and federal loans and grants; other direct allocations sourced through tax revenue; bonds; user fees; and, for certain projects, private capital.
In November 2021, the bipartisan Infrastructure Investment and Jobs Act of 2021 (the “Bipartisan Infrastructure Law” or “BIL”) was enacted into law, providing $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The BIL initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding has been and continues to be allocated to numerous major projects and is anticipated to be spent over approximately 10 years from the BIL’s passage, with much of it targeted toward end markets that are directly aligned with our market focus. Accordingly, we believe that this significant level of sustained, incremental funding has and will continue to favorably impact our current work and prospective opportunities over the next decade.
Building Segment
Our Building segment has significant experience providing services to several specialized building markets for private and public works customers, including hospitality and gaming, transportation, health care, commercial offices, government facilities, sports and entertainment, education, correctional and detention facilities, biotech, pharmaceutical, industrial and technology. We believe the success of the Building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs, and advanced mechanical, electrical and life safety systems, while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve a leading position in the marketplace.
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
The Building segment is composed of several operating units that provide general contracting, design-build, preconstruction and construction services in various regions of the United States. Rudolph and Sletten, one of our general contracting firms, focuses on large, complex projects in California in the health care, commercial office, technology, industrial, education, and government facilities markets. Tutor Perini Building Corp. focuses on large, complex building projects nationwide, including significant projects in the hospitality and gaming, commercial office, education, government facilities, and multi-unit residential markets. Roy Anderson Corp. provides general contracting services, including major disaster response and reconstruction support, to public and private customers primarily throughout the southeastern United States. Perini Management Services provides diversified construction and design-build services internationally to U.S. government agencies, as well as to surety companies and multi-national corporations.
We are currently working on or have completed various large private and public building projects across a wide array of end markets. Specific projects include the Brooklyn Jail project in New York City; Newark Airport Terminal A; the LAX Airport Metro Connector Transit Station in Los Angeles, California; three large corporate office buildings in northern California for prominent technology companies; a commercial office tower and a multi-unit residential tower, both at Hudson Yards in New York City; the Cedars-Sinai Replacement Hospital in Marina Del Rey, California; various Kaiser Permanente hospital buildings throughout California; the Choctaw Casino and Resort in Durant, Oklahoma; the Pechanga Resort and Casino expansion in Temecula, California; the O Street Government Office Building in Sacramento, California; and courthouses in San Bernardino and San Diego, California and Broward County, Florida. As a result of our reputation and track record, we were previously awarded and completed contracts for several marquee hospitality and gaming projects in Las Vegas, including the CityCenter complex, the Cosmopolitan Resort and Casino and the Wynn Encore Hotel. These projects span a wide array of building end markets and illustrate our Building segment’s résumé of successfully completed large-scale public and private projects.
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
The Specialty Contractors segment is composed of several operating units that provide unique services in various regions of the United States. Five Star Electric Corp. (“Five Star”) is an industry leader and one of the largest electrical contractors in New York City. Five Star provides construction services, including power, lighting, fire alarm, security, telecommunications, low voltage and wireless systems to both the public and private sectors. These services are provided across end markets that include multi-unit residential, hotels, commercial offices, industrial, mass transit, education, retail, sports and entertainment, health care and water treatment. Fisk Electric (“Fisk”) covers many of the major commercial, transportation and industrial electrical construction markets in California and the southern United States, with the ability to cover other attractive markets nationwide.

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
Our Specialty Contractors business units are currently working on or have completed various components of the East Side Access project in New York City, upgrades and rehabilitations at various New York City public housing facilities, and various projects at the World Trade Center and at Hudson Yards in New York City. The Specialty Contractors segment is also currently supporting or has supported several large projects in our Civil and Building segments, including the Purple Line Segments 2 and 3 subway expansion projects in Los Angeles; Newark Airport Terminal A; the California High Speed Rail project in central California; the SR 99 project in Seattle; the San Francisco Central Subway extension to Chinatown; McCarran International Airport Terminal 3 in Las Vegas; and several marquee hospitality and gaming projects in Las Vegas, including the CityCenter complex, the Cosmopolitan Resort and Casino, and the Wynn Encore Hotel.
For information regarding the breakdown of our revenue by segment, end market, customer type and contract type, see Note 3 of the Notes to Consolidated Financial Statements. In addition, financial information about geographic areas is discussed in Note 14 of the Notes to Consolidated Financial Statements.
Backlog
Backlog in our industry is a measure of the total value of work that is remaining to be performed on projects that have been awarded. We include a construction project in our backlog when a contract is awarded or when we have otherwise received written definitive notice that the project has been awarded to us and there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place). As a result, we believe our backlog is firm, and although cancellations or scope adjustments may occur, historically they have not been material. We estimate that approximately $4 billion, or approximately 40%, of our backlog as of December 31, 2023 will be recognized as revenue in 2024. Our backlog by segment, end market, customer type and contract type is presented in the following tables:

	As of December 31,
(in thousands)	2023		2022
Backlog by business segment:
Civil	$4,240,684	42%	$4,416,340	56%
Building	4,177,452	41%	2,223,601	28%
Specialty Contractors	1,740,311	17%	1,289,172	16%
Total backlog	$10,158,447	100%	$7,929,113	100%

	As of December 31,
(in thousands)	2023		2022
Civil segment backlog by end market:
Mass transit (includes certain transportation and tunneling projects)	$2,744,006	64%	$2,891,711	65%
Military facilities	793,477	19%	778,318	18%
Bridges	282,467	7%	298,203	7%
Power and energy	199,639	5%	233,768	5%
Commercial and industrial sites	182,703	4%	149,316	3%
Other	38,392	1%	65,024	2%
Total Civil segment backlog	$4,240,684	100%	$4,416,340	100%

	As of December 31,
(in thousands)	2023		2022
Building segment backlog by end market:
Government	$2,819,078	67%	$755,095	34%
Health care facilities	785,657	19%	565,899	25%
Education facilities	344,962	8%	389,978	18%
Mass transit (includes transportation projects)	153,665	4%	299,837	13%
Other	74,090	2%	212,792	10%
Total Building segment backlog	$4,177,452	100%	$2,223,601	100%

	As of December 31,
(in thousands)	2023		2022
Specialty Contractors segment backlog by end market:
Government	$783,653	45%	$154,868	12%
Mass transit (includes certain transportation and tunneling projects)	626,826	36%	631,999	49%
Multi-unit residential	90,843	5%	142,516	11%
Commercial and industrial facilities	78,682	5%	121,305	9%
Water	64,329	4%	122,169	9%
Health care facilities	60,272	3%	62,133	5%
Other	35,706	2%	54,182	5%
Total Specialty Contractors segment backlog	$1,740,311	100%	$1,289,172	100%

	As of December 31,
	2023	2022
Backlog by customer type:
State and local agencies	76%	65%
Private owners	13%	20%
Federal agencies	11%	15%
Total backlog	100%	100%

	As of December 31,
	2023	2022
Backlog by contract type:
Fixed price	56%	74%
Guaranteed maximum price	36%	14%
Unit price	4%	4%
Cost plus fee and other	4%	8%
Total backlog	100%	100%
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

In our Civil segment, we compete principally with large civil construction firms, including (alphabetically) Dragados USA; Ferrovial S.E.; Fluor Corporation; Granite Construction; Kiewit Corporation; OHL USA; Skanska USA; and The Walsh Group. In our Building segment, we compete with a variety of national and regional contractors, including (alphabetically) AECOM (through its past acquisitions of Tishman Construction and Hunt Construction Group); Balfour Beatty Construction; Clark Construction Group; DPR Construction; Gilbane, Inc.; Hensel Phelps Construction Co.; Lendlease Corporation; McCarthy Building Companies, Inc.; M. A. Mortenson Company; PCL Constructors, Inc.; Skanska USA; Suffolk Construction; Swinerton, Inc; Turner Construction Company; and The Whiting-Turner Contracting Co. In our Specialty Contractors segment, we compete principally with various regional and local electrical, mechanical and plumbing subcontractors.
Construction Costs
We strive to eliminate or minimize exposure to labor and material price increases in our project bids and the manner in which we execute our work. Generally, if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. In our fixed price contracts, we attempt to insulate ourselves from the unfavorable effects of inflation, when possible, by incorporating escalating wage and price assumptions into our construction cost estimates, by obtaining firm fixed price quotes from major subcontractors and material suppliers, by securing purchase commitments for materials early in the project schedule and by including contingency for these risks in our bid price. Construction and other materials used in our construction activities are generally available locally from multiple sources. Despite the widespread adverse supply chain impacts that previously resulted from the coronavirus pandemic (“COVID-19”), we have not experienced significant supply chain issues broadly across our portfolio of projects, but we cannot be certain that such issues may not arise in the future if there are new outbreaks or other public health crises. Labor resources for our domestic projects are largely obtained through various labor unions. We have not experienced significant labor shortages in recent years, nor do we expect to in the near future. However, longer-term, the anticipated significant increase in demand for large complex projects driven by the BIL could lead to labor shortages.
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
Government Contracts
Most of our federal, state and local government customers can terminate, renegotiate, or modify any of their contracts with us at their election, and many of our federal government contracts are subject to renewal or extension periodically. Revenue derived from federal, state and local government customers was 74%, 68% and 66% of our total revenue for each of the years ended December 31, 2023, 2022 and 2021, respectively.
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
Employees. Our principal asset is our employees, many of whom have technical and professional backgrounds and undergraduate and/or advanced degrees. As of December 31, 2023, we had approximately 8,200 employees (including union employees), of which approximately 1,900 were salaried and 6,300 were hourly employees. The number of employees at any given time depends on the volume and types of active projects in progress, as well as our position within the lifecycle of those projects. We believe that we have strong relationships with our employees and that the quality and level of service that our employees deliver to our customers are among the highest in our industry.
Diversity and Inclusion. A diverse workforce provides a broader perspective on the challenges our customers look to us to solve. To excel as a business, we must continue to hire the best talent and secure the full participation and commitment of all employees. Our culture is to always treat people with respect, dignity and fairness. Historically, women have represented a small percentage of workers in the construction industry. This sometimes presents challenges, as well as opportunities, in attracting and recruiting women to our workforce. Women made up 11.1% of our U.S. workforce as of December 31, 2023, which is in line with the representation of women in the U.S. construction workforce at large of 10.8%, according to data from the U.S. Bureau of Labor Statistics (“BLS”). Racial and ethnic minorities represented about half of our U.S. construction workforce as of December 31, 2023, which is generally in line with BLS data.
Union Workforce. We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union crafts and are subject to various renewal dates. As of December 31, 2023, our workforce included a total of approximately 3,600 union employees. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects; accordingly, the expiration of any union contract in the next year is not expected to have any material impact on us. During the past several years, we have not experienced any significant work stoppages caused by our union employees.
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
We are involved in various lawsuits, including the legal proceedings described under Note 8 of the Notes to Consolidated Financial Statements. Litigation is inherently uncertain, and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates, which are inherently subject to risks and uncertainties, regarding potential outcomes of legal proceedings in order to determine an appropriate contingent liability and charge to income. Any adverse legal proceeding outcome or settlement that is materially different from our expectations and estimates could have a material adverse effect on our financial condition, results of operations and cash flows. This may include requiring us to record an expense or reduce revenue that we previously recorded based on our expectations or estimates, requiring us to pay damages or reducing cash collections that we had expected to receive. For example, in April 2023, we received an adverse decision from the U.S. Court of Appeals for the Second Circuit involving a long-standing dispute on a completed mixed-use project in New York, which resulted in a non-cash charge of $83.6 million. In addition, any future adverse judgments could harm our reputation and preclude us from bidding on future projects.
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
Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change substantially throughout the project lifecycle, which has previously resulted, and in the future could result, in a material impact to our consolidated financial statements. In addition, cost overruns, including unanticipated cost increases on fixed price contracts and guaranteed maximum price contracts, have previously resulted, and in the future may result, in lower profits or losses. Economic factors, including inflation, have also previously subjected us, and could in the future subject us, to higher costs, which we may not be able to fully recover in future projects that we are bidding, and may also decrease profit on our existing contracts, in particular with respect to our fixed price, unit price and guaranteed maximum price contracts. Changes in laws, policies or regulations, including tariffs and taxes, have previously impacted, and in the future could impact, the prices for materials or equipment. Further, our results of operations have historically fluctuated, and may continue to fluctuate, quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.
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
Our actual results could differ from the estimates and assumptions used to prepare our financial statements.
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
Our actual business and financial results could differ from our estimates of such results. These differences, including those which have resulted, and in the future could result, from unfavorable litigation or arbitration outcomes and settlements in which we agree to accept less than previously estimated amounts, have had and could continue to have a material adverse impact on our financial condition and reported results of operations. Our decision in 2022 to prioritize efforts to seek faster resolution of certain disputed matters, primarily in the Specialty Contractors segment in New York, and convert related balances to cash more quickly has resulted, and may in the future result, in other situations where amounts that we collect are lower than estimated amounts, even in cases where our estimates have taken into account the recent shift in our operational priorities.
A significant slowdown or decline in economic conditions, such as those presented during a recession, could adversely affect our operations.
A significant decline in economic conditions, such as those presented during a recession, in any of the markets we serve or uncertainty regarding the economic outlook has resulted and in the future could result in a decline in demand for infrastructure projects and commercial building developments. In addition, instability in the financial and credit markets has negatively impacted and in the future could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already under construction, has caused and in the future could cause our customers to delay or cancel construction projects in our backlog and could create difficulties for customers to obtain adequate financing to fund new construction projects. Such consequences have had and in the future could continue to have an adverse impact on our operating results. Lastly, we are more susceptible to adverse economic conditions in New York and California, as a significant portion of our operations are concentrated in those states.
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
The execution of our business strategies also substantially depends on our ability to retain several key members of our management. Losing any of these individuals could adversely affect our business. The majority of these key individuals are not bound by employment agreements. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key individuals to whom we have provided share-based compensation. We have experienced changes in senior management in the past. Our long-time Chairman and CEO has agreed to transition to the role of Executive Chairman at the end of 2024, and we will have a new CEO. Changes in management, including as a result of succession or voluntary or involuntary termination, including as a result of retirement, death or disability, could adversely affect our business and financial results, particularly if we are not able to identify, engage, and retain qualified successors or if our business, customers, or employees do not respond positively to such changes.
Systems and information technology interruption and breaches in data security and/or privacy could adversely impact our ability to operate and negatively impact our operating results.
We rely on computer, information and communication technology and other related systems, some of which are hosted by third-party providers, for various business processes and activities, including project management, accounting, financial reporting and business development. These systems are subject to interruptions or damage by a variety of factors including, but not limited to, cyber-attacks, natural disasters, power loss, telecommunications failures, acts of war, computer viruses, email phishing, obsolescence and physical damage. Such interruptions can result in a loss of critical data, a delay in operations, damage to our reputation or an unintentional disclosure of customer confidential or personally identifiable information, any of which could have a material adverse impact on us and our consolidated financial statements.
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
For the year ended December 31, 2023, we derived $442.3 million of revenue from our work on projects located outside of the United States. Our international operations expose us to risks inherent in doing business in certain hostile regions outside the United States, including political risks; risks of loss due to acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; economic and trade sanctions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenue and income from construction operations in key international markets.
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
Weather conditions and other events outside our control can significantly affect our revenue and profitability.
Inclement weather conditions, such as significant storms and unusual temperatures, as well as natural or man-made disasters or other catastrophic events, can impact or prevent our ability to perform work. These conditions and events have caused, and may in the future cause, delays or terminations and increases in project costs, resulting in variability in our revenue and profitability.
We may not fully realize the revenue value reported in our backlog due to cancellations or reductions in scope.
As of December 31, 2023, our backlog of uncompleted construction work was approximately $10.2 billion. The revenue currently projected in our backlog may not be fully realized and, in some cases, if realized, may not result in profits or may be less profitable than expected. The cancellation or reduction in scope of significant projects included in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.
We are subject to risks related to government contracts and related procurement regulations.
Our contracts with U.S. federal, as well as state, local and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, most of these contracts provide for termination or renegotiation by the government at any time, without cause, which could have an adverse effect on our business and operations. The percentage of our business coming from government entities has continued to increase in recent years, and as of December 31, 2023 accounted for nearly 90% of our backlog. As a result, the risks of adverse consequences related to government contracting and procurement are increasingly fundamental to our business.

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
The U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, there is no assurance that our policies and procedures will protect us from circumstances or actions that could result in possible criminal penalties or other sanctions, including contract cancellations or debarment, and harm to our reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.
Public health crises, such as COVID-19, have adversely impacted, and could in the future adversely impact, our business, financial condition and results of operations.
Pandemics, epidemics or other public health crises can adversely impact our business or the business of our suppliers, subcontractors or customers. For example, particularly in 2020 and 2021, COVID-19 created volatility, uncertainty and economic disruption for the Company, our customers, subcontractors and suppliers, and the markets in which we do business, and certain of the impacts of this disruption have continued. COVID-19 also caused delays in certain bidding activities and contract awards, particularly for large civil projects, which adversely affected both our revenue and our backlog. We also faced substantial postponements and other delays in legal proceedings and settlement discussions where we have claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Consequently, our ability to resolve and recover on these types of claims has been and may continue to be delayed, which may adversely affect our liquidity and financial results.
While the adverse effects of COVID-19 have largely subsided, should future public health crises occur, this could have a further adverse impact on our business, financial condition and results of operations. Further, any future volatile economic conditions resulting from public health crises could also aggravate or heighten the risks posed by other risk factors that we have identified in this Annual Report on Form 10-K, which in turn could materially and adversely affect our business, financial condition and results of operations.
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

We had $255.6 million of goodwill and indefinite-lived intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2023. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and involve highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material adverse impact on our consolidated financial statements. We have, in the past, recorded significant asset impairment charges and could have additional such charges in the future.
Risks Related to Our Capital Structure
As a result of the “spring-forward” maturity provision in our Revolver and Term Loan B facility, we will need to repay, refinance, or obtain amendments or waivers with respect to some or all of our substantial outstanding indebtedness. If we are unsuccessful, the maturity of our Revolver and Term Loan B facility will accelerate, and a failure to repay then-outstanding amounts would cause us to be in default, which would materially and adversely affect our business and our financial condition.
Under the terms of our 2020 Credit Agreement, as amended, if any of the 2017 Senior Notes are outstanding on January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes), the maturity date of 10.2% of the outstanding Term Loan B principal and any amounts outstanding under the Revolver would accelerate to January 30, 2025, and the commitments available under the Revolver would be reduced to zero on January 30, 2025. The maturity of the remaining 89.8% of the outstanding Term Loan B principal would accelerate to April 21, 2025 (which is 10 days prior to the maturity of the 2017 Senior Notes), if any of the 2017 Senior Notes are outstanding as of this date. We refer to this as the “spring-forward maturity” provision of our 2020 Credit Agreement. Absent the applicability of the spring-forward maturity provision, the maturity date of the Term Loan B is August 18, 2027 and of the Revolver is August 18, 2025.
As a result of the spring-forward maturity provision, after January 30, 2024, any outstanding indebtedness under the Revolver and 10.2% of outstanding indebtedness under the Term Loan B will be reclassified as current indebtedness. After April 21, 2024, the remaining 89.8% of outstanding indebtedness under the Term Loan B will be reclassified as current indebtedness. We will need to repay, refinance, or obtain amendments or waivers with respect to our indebtedness related to the 2020 Credit Agreement and/or the 2017 Senior Notes before the January 30, 2025 and, if applicable, April 21, 2025 acceleration dates.
While our cash collections have improved significantly since 2021 and are expected to remain strong, we do not currently have available cash and borrowings sufficient to repay the 2017 Senior Notes, which have an outstanding balance of $500.0 million as of December 31, 2023. If we are unable to pay off or refinance the 2017 Senior Notes prior to the above-mentioned acceleration dates, or to otherwise address the acceleration of outstanding indebtedness under our 2020 Credit Agreement due to the spring-forward maturity provision, our liquidity, business, operations and financial condition will be materially and adversely affected. In this event, we may not have sufficient funds available for timely repayment of our indebtedness, and we may not have the ability to borrow or obtain sufficient funds to replace the indebtedness on terms acceptable to us, or at all, in which case an event of default would occur under our 2020 Credit Agreement. We are working to refinance the 2017 Senior Notes and anticipate that we will complete a refinancing transaction by the end of April 2024, although there can be no assurance that we will be able to complete a refinancing on terms that we consider acceptable. We expect the terms of any refinanced debt to include interest rates that are higher than those of our current issuances under the 2017 Senior Notes.
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
We have a substantial amount of indebtedness with restrictive covenants which could adversely affect our financial position and prevent us from fulfilling our obligations under our debt agreements, especially in a high interest rate environment.
We currently have, and expect to continue to have, a substantial amount of indebtedness. As of December 31, 2023, our total debt was $899.7 million, with $117.4 million classified as current debt. A significant amount of debt under our credit agreement contains financial covenants, including one covenant to maintain a maximum First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement (as defined below)), which has required us to obtain two amendments, the First Amendment, dated as of October 31, 2022 and the Second Amendment, dated as of March 10, 2023, to the 2020 Credit Agreement in order to remain in compliance with this covenant. There is a risk that we may need to seek further amendments to this covenant or other covenants in the future should our operating results or financial condition differ materially from our projections. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in the agreements governing our indebtedness, an event of default could occur, causing the debt related to such agreements to become immediately due. If such acceleration occurs, we may not be able to repay such indebtedness as required. Since indebtedness under our credit agreement entered into on August 18, 2020 (as amended, the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets and a negative impact on our operations. In addition, a failure to meet the terms of our 2020 Credit Agreement could result in a reduction of future borrowing capacity or additional restrictions under the 2020 Credit Agreement that could negatively impact our liquidity and financial condition. A loss of liquidity could adversely impact our ability to execute projects in our backlog, obtain new projects, engage subcontractors, and attract and retain key employees. Furthermore, we had approximately $373.5 million of outstanding borrowings at December 31, 2023 with variable interest rates. Higher market interest rates could also negatively impact our liquidity and financial condition.
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
As of December 31, 2023, our chairman and chief executive officer, Ronald N. Tutor, and three trusts controlled by Mr. Tutor (the “Tutor Group”) owned approximately 14% of the outstanding shares of our common stock. Additionally, one of our current directors was appointed by Mr. Tutor pursuant to Mr. Tutor’s right to nominate one member to our Board of Directors, so long as the Tutor Group owns at least 11.25% of the outstanding shares of our common stock. Accordingly, Mr. Tutor could exert influence over the outcome of a range of corporate matters, including the election of directors and the approval or rejection of other extraordinary transactions, such as a takeover attempt or sale of the Company or its assets.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Governance
Cybersecurity and risks related to our information technology (“IT”) are an important focus of our Board of Directors’ risk oversight. Our Board of Directors, with assistance from the Audit Committee, oversees the Company’s enterprise risk management process, which includes cybersecurity risk management. The Audit Committee, a member of which holds a Certificate in Cyber Risk Governance and a Qualified Risk Director designation from the DCRO Institute, receives regular reports from our Chief Information Officer (“CIO”), along with members of senior management, on the identification and status of cybersecurity risks and management.
Our IT and cybersecurity programs are managed by our CIO, who reports to the President. Our CIO has over 35 years of experience in managing IT and cybersecurity. We also have a dedicated Chief Information Security Officer (“CISO”), who reports to the CIO and has overall responsibility for establishing our enterprise-wide cybersecurity strategy, standards, architecture, processes and procedures, and policies. Our CISO has over 25 years of experience in IT and cybersecurity. The Company has adopted incident response plan procedures for assessing and escalating cybersecurity incidents to various response teams that include the CISO, the CIO and other senior management, as necessary.
Cybersecurity Risk Management and Strategy
We have established various policies, processes, and technologies to aid in our efforts to assess, identify, manage, and mitigate material risks posed by cybersecurity threats, including, among other things:
•Our CISO and IT teams continuously monitor our systems and perform an annual cybersecurity risk assessment;
•We have implemented a proactive incident response and management plan generally aligned with the National Institute of Standards and Technology (NIST), with annual plan testing and training for employees involved in the response process;
•Annual penetration tests are performed by a third party and any notable findings are included in remediation plans;
•We engage with key industry partners and threat intelligence services, including assessors, consultants and other industry third parties to evaluate our cybersecurity risk management and incident response plans and processes;
•All employees, contractors and temporary workers are required to review and acknowledge our acceptable use policies, which include sections on information and cybersecurity practices and policies;
•Employees are regularly engaged in cybersecurity awareness campaigns, anti-phishing tests, and mandatory training as needed;
•We address third-party cybersecurity risks through interviews and third-party independent assessment reports;
•We maintain cybersecurity insurance coverage as part of our overall insurance portfolio; and
•In conformity with customer requirements, we require proof that subcontractors complete relevant cybersecurity education and awareness training prior to being awarded a subcontract.
We are not aware of any risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our Company, business strategy, or financial results, and we have not experienced any cybersecurity incidents that have had a material adverse impact on our operations or financial results. See Item 1A. Risk Factors for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES
We have office facilities and equipment yards in the following locations, which we believe are suitable and adequate for our current needs:

Offices	Owned or Leased by Tutor Perini	Business Segment(s)
Los Angeles (Sylmar), CA	Owned & Leased	Corporate, Civil & Specialty Contractors
Barrigada, Guam	Owned	Civil
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Fort Lauderdale, FL	Leased	Building & Specialty Contractors
Framingham, MA	Owned	Building
Gulfport, MS	Owned	Building
Henderson, NV	Owned	Building & Specialty Contractors
Houston, TX	Owned	Specialty Contractors
Jessup, MD	Owned	Civil
Menlo Park, CA	Leased	Building
Mount Vernon, NY	Leased	Specialty Contractors
New Rochelle, NY	Owned	Civil
Ozone Park, NY	Owned	Specialty Contractors

Equipment Yards	Owned or Leased by Tutor Perini	Business Segment(s)
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Fontana, CA	Leased	Civil
Hilbert, WI	Owned	Civil
Rosemount, MN	Owned	Civil
Stockton, CA	Owned	Building
Waukesha, WI	Owned	Civil
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
Holders
At February 22, 2024, there were 298 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners.

Dividends and Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2023. We have not historically paid dividends on our common stock and have no immediate plans to do so.
Issuance of Unregistered Securities
None.
Performance Graph
The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index. We selected the Dow Jones U.S. Heavy Construction Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2018 in each of our common stock, the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index, with investment weighted on the basis of market capitalization.
The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Tutor Perini Corp
NYSE Composite Index
Dow Jones U.S. Heavy Construction Index
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
2018
2019
2020
2021
2022
2023

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
Comparison of 2022 to 2021 Results
For a discussion comparing our 2022 results to our 2021 results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023.
Executive Overview
COVID-19 Update
During 2020 and 2021, COVID-19 caused shut-downs or significant reductions in the operations of various courts and arbitrations, which hindered the Company’s ability to resolve disputes related to unapproved work and resulted in the need for the Company to temporarily fund certain project costs that historically would have been promptly negotiated, billed to and collected from customers. This negative impact from the pandemic lessened in 2022 and remained low in 2023, with certain previously delayed disputes finally resolved and other settlement conferences and trials progressing or scheduled to be addressed soon. Consequently, the Company has made and expects to continue to make substantial progress in the resolution of various disputes in 2024 and 2025.
Through the latter part of 2021, the pandemic also significantly delayed the bidding and awarding of various large prospective civil projects, which affected the volume and timing of our new awards. The follow-on impact was a substantial but temporary reduction in our backlog, revenue and income from construction operations over the past three years. For example, the Company’s consolidated backlog had been near a record level at $11.2 billion as of December 31, 2019, just prior to the onset of COVID-19, but declined in each subsequent year through 2022, and was $7.9 billion as of December 31, 2022, a 29% decrease compared to the end of 2019. Similarly, revenue declined from $5.3 billion in 2020 to $3.8 billion and $3.9 billion in 2022 and 2023, respectively, though there were other factors that contributed to the revenue decline since 2020 as discussed below. The current impacts of the pandemic on new project awards have lessened, as evidenced by the recent strong growth in the Company’s backlog to $10.2 billion as of December 31, 2023, due primarily to new awards in 2023, the largest of which was the $2.95 billion Brooklyn Jail project. However, the follow-on impact from delayed project bids and large contract awards has continued to have a negative impact on our revenue and profitability. In addition, many of our state and local government customers’ revenue sources were negatively impacted by the pandemic due to a reduction of commuter and business travel. Despite improved commuter and business travel conditions, the significant revenue reductions experienced by these customers have, in some cases, continued to adversely impact their timely payment to the Company for amounts due, although these impacts moderated in 2023.
Operating Results
Consolidated revenue for 2023 was $3.9 billion, up slightly compared to $3.8 billion for 2022. Higher revenue in the Civil and Building segments was offset by lower revenue in the Specialty Contractors segment, as discussed in more detail below in Results of Segment Operations. In addition, customer budgetary constraints previously induced by COVID-19, combined with certain political and other factors, resulted in the Company not being awarded certain Civil segment projects over the last few years totaling more than $10.0 billion despite having been the low or preferred bidder. Not being awarded these projects also impacted revenue for both 2022 and 2023, and most of these projects are now expected to be re-bid in 2024. Furthermore, the Company was unsuccessful in its pursuit of certain large prospective Civil segment projects in the second half of 2021, which also unfavorably impacted revenue in 2022 and 2023.

Loss from construction operations for 2023 was $114.6 million compared to $204.8 million for 2022. In 2022, the Company implemented changes to its business strategy, primarily with respect to collections and operations in its Specialty Contractors segment in New York. These changes were implemented in response to COVID-19’s negative impacts on the Company’s net working capital, cash collections, and liquidity, as discussed above, the Company’s desire to reduce its legal expenses and allow management to focus more on the successful execution of projects and on growing the business, and in consideration of certain unfavorable legal judgments and decisions in recent years and the possibility that future litigation and arbitration, particularly in New York, could have a similar negative impact. Specifically, in the latter part of 2022, management increasingly focused on expeditiously negotiating settlements of certain Specialty Contractors segment disputes in New York to accelerate the collection of cash and reduce the risk and uncertainty associated with continued lengthy and costly litigation, arbitration proceedings and settlement negotiations. In implementing this change in collections strategy, management concluded that significant concessions would be required in a number of disputes to facilitate settlements. Ultimately, the Company agreed to settle these disputes for amounts less than what had previously been estimated and might have been obtained if the disputes had been litigated to conclusion. This shift in collections strategy contributed to the significant decline in income from construction operations in 2022. In 2023, as dispute resolution processes progressed on certain projects (not just limited to the Specialty Contractors segment in New York), the Company continued to focus on expediting settlements, which contributed to the strong cash collections, but also to some of the loss from construction operations in 2023. The strong cash collections in 2023 enabled the Company to pay down certain debt, and the Company believes that its improved liquidity will be beneficial to its ability to refinance the 2017 Senior Notes (and possibly other outstanding indebtedness).
The reduced loss from construction operations in 2023 was primarily due to a lower amount of net unfavorable impacts in 2023 as compared to 2022, including: 1) certain adverse legal judgments or decisions that had net unfavorable impacts totaling $122.2 million in 2023 compared to $147.8 million in 2022; and 2) various settlements that had a net favorable impact of $8.4 million in 2023 compared to a net unfavorable impact of $85.4 million in 2022. The improvement was partially offset by higher net unfavorable impacts in 2023 related to various changes in estimates for project charges, net of positive impacts from improved productivity and efficiencies on certain projects, which had an aggregate net negative impact of $117.2 million in 2023 compared to $96.8 million in 2022. Also contributing to the change between 2023 and 2022 were temporary aggregate negative project adjustments of $79.2 million in 2023 compared to $119.7 million in 2022 due to increases in unapproved work on various projects, all of which are expected to reverse themselves over the remaining lives of the projects. The material project adjustments associated with these factors are discussed below.
Adverse legal judgments or decisions during 2023 included an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash charge of $83.6 million, of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment, and a $24.7 million non-cash charge that resulted from an adverse court ruling on a Specialty Contractors segment educational facilities project in New York.
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
Settlements during 2023 had a net favorable impact of $8.4 million, as discussed above, which included favorable adjustments totaling $58.1 million resulting from the settlement of change orders and changes in estimates due to improved performance on a Civil segment project on the West Coast. This favorable impact was mostly offset by the net unfavorable impacts from other settlements including the net unfavorable impact from a settlement that affected multiple components of a Civil segment mass-transit project in California. This settlement included the resolution of certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million on the other component of the project that has substantial scope of work remaining. The net unfavorable impact in 2023 from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project. Other settlements in 2023 included a $13.1 million unfavorable non-cash impact (split evenly between the Civil and Building segments) related to a completed transportation project in the Northeast, a $9.4 million unfavorable adjustment on a completed Specialty Contractors mass-transit project in California and the net unfavorable impact of various other settlements that were individually immaterial.
Settlements during 2022 had an aggregate net negative impact of $85.4 million, as noted above, which included unfavorable impacts related to certain Specialty Contractors segment projects in New York that collectively totaled $32.9 million, one of which negatively impacted profitability by $11.3 million, with the remainder of the negative impacts in the Specialty Contractors segment composed of unfavorable settlements that were individually immaterial. Other settlements in 2022 included a $16.2 million unfavorable non-cash impact related to a long-disputed, completed Civil segment project in Maryland, a $13.4 million unfavorable non-cash impact (split evenly between the Civil and Building segments) related to a completed transportation project in the Northeast, an $11.6 million unfavorable non-cash impact related to a Civil segment mass-transit project in California, as well as the unfavorable impact of various other settlements that were individually immaterial, partially offset by a $12.7 million favorable impact related to a Civil segment bridge project in the Midwest.
Other significant project charges of $117.2 million in 2023 included $62.2 million of unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of a transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations; an unfavorable adjustment of $16.9 million on a Specialty Contractors segment multi-unit residential project in New York due to changes in estimates resulting from incremental costs to complete the project and ongoing negotiations on unapproved change orders; a $14.9 million unfavorable adjustment due to changes in estimates due to recent negotiations and incremental cost incurred during project closeout (split evenly between the Civil and Building segments) on the same completed transportation project in the Northeast discussed above; a $14.6 million unfavorable adjustment on a Building segment government building project in Florida primarily due to increased costs associated with an external subcontractor; unfavorable adjustments of $12.8 million on a completed Civil segment highway project in Virginia due to changes in estimates that resulted from progress in the dispute resolution process; and the net favorable impact of changes in estimates on various other projects that were individually immaterial. All of the project charges were due to changes in facts and circumstances that were identified in 2023.
Significant project charges in 2022 of $96.8 million included a $36.1 million charge due to unfavorable adjustments related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies on the electrical (Specialty Contractors segment) component of a transportation project in the Northeast; an $18.0 million charge related to similar project close-out issues (split evenly between the Civil and Building segments) on the same transportation project in the Northeast; a $13.1 million charge due to inefficiencies and cost overruns on a Civil segment mass-transit project in California; and $11.1 million of charges related to close-out discussions for a mechanical project in New York in the Specialty Contractors segment, as well as the net unfavorable impact of changes in estimates on numerous other projects that were individually immaterial. In certain cases, the changes in facts and circumstances resulted in changes in estimates to the expected recoveries for certain disputed matters, which were identified as part of the implementation of a new collections strategy in the latter part of 2022 and were primarily related to the Specialty Contractors segment in New York. All of the project charges were due to changes in facts and circumstances that were identified in 2022.
Temporary aggregate negative project adjustments referred to above for 2023 of $79.2 million included a temporary unfavorable non-cash impact of $40.7 million resulting from the successful negotiation of significant lower margin (and lower risk) change orders on a Civil segment project on the West Coast. These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. This temporary reduction to earnings is expected to reverse itself over the remaining life of the project. The remaining amount of temporary negative project adjustments were individually immaterial and were due to growth in unapproved change orders on various projects that reduced the projects’ percentage of completion and profit margin, which are also expected to reverse over the remaining lives of the projects.
The 2022 temporary aggregate negative project adjustments of $119.7 million referred to above included a temporary unfavorable non-cash impact of $38.8 million resulting from the successful negotiation of significant lower margin (and lower risk) change orders on the same Civil segment project on the West Coast. These approved change orders increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. As indicated above, this temporary reduction to earnings is expected to reverse itself over the remaining life of the project. The remaining amount of temporary negative project adjustments was due to growth in unapproved change orders on various projects that reduced the projects’ percentage of completion and profit margin, which are also expected to reverse over the remaining lives of the projects. The largest portion of this remaining amount was a $10.1 million temporary unfavorable impact on the electrical (Specialty Contractors segment) component of a transportation project in the Northeast.
The effective income tax rate for 2023 was 30.1% compared to 28.1% for 2022. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Diluted loss per common share for 2023 was $3.30 compared to diluted loss per common share of $4.09 for 2022. The change in 2023 was primarily due to the factors discussed above that led to the change in loss from construction operations.
Consolidated new awards in 2023 were $6.1 billion compared to $3.5 billion in 2022. The Building and Civil segments were the primary contributors to the new award activity in 2023. Significant new awards and contract adjustments in 2023 included the $2.95 billion Brooklyn Jail project in New York; $788 million of additional funding for certain mass-transit projects in California; $287 million of additional funding for two large health care projects in California; a $222 million military facilities project at Tinian International Airport in the Commonwealth of the Northern Mariana Islands; and $127 million of additional funding for a mass-transit project in Minnesota.
Consolidated backlog as of December 31, 2023 was $10.2 billion, up 28% compared to $7.9 billion as of December 31, 2022. As of December 31, 2023, the mix of backlog by segment was 42% for Civil, 41% for Building and 17% for Specialty Contractors, compared to 56% for Civil, 28% for Building and 16% for Specialty Contractors at the end of 2022.
Most projects in the Civil segment’s backlog typically convert to revenue over a period of three to five years and in the Building and Specialty Contractors segments over a period of one to three years. We estimate that approximately $4 billion, or approximately 40%, of our backlog as of December 31, 2023 will be recognized as revenue in 2024.
The following table presents the changes in backlog in 2023:

(in millions)	Backlog at December 31, 2022	New Awards in 2023(a)	Revenue Recognized in 2023	Backlog at December 31, 2023(b)
Civil	$4,416.3	$1,708.2	$(1,883.9)	$4,240.6
Building	2,223.6	3,256.4	(1,302.5)	4,177.5
Specialty Contractors	1,289.2	1,144.9	(693.8)	1,740.3
Total	$7,929.1	$6,109.5	$(3,880.2)	$10,158.4
_____________________________________________________________________________________________________________
(a)New awards consist of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(b)Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 2 of the Notes to Consolidated Financial Statements. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog may include awards for which a contract has not yet been executed or a notice to proceed has not been issued, but for which there are no remaining major uncertainties that we will proceed with our work on the project (e.g., adequate funding is in place, we have received a notice of intent to award a contract, etc.).
The outlook for the Company’s revenue growth over the next several years remains favorable. However, revenue growth could be hampered by unanticipated project delays or the timing of project bids, awards, commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new project awards resulting from long-term, well-funded capital spending plans by state, local and federal customers, as well as limited competition for some of the largest project opportunities.
In elections over the past decade, voters in 44 states have approved 85% of nearly 3,000 state and local ballot measures, raising an estimated $342 billion in new and renewed revenue funding for transportation investments. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved in 2016 and is expected to generate $120 billion of funding over 40 years. Funding from this measure is supporting and is expected to continue to support several of the Company’s current and prospective projects. Despite numerous increases since March 2022, interest rates are still at levels that we believe are conducive to continued spending on certain types of projects that have strong end-market demand with adequate available funding, such as mass transit, transportation, bridges, and health care, educational, and correctional and detention facilities, among others. Many economists believe that interest rates will begin falling sometime during 2024. Lower interest rates would likely support additional demand for continued infrastructure spending. In contrast, should interest rates climb further, they could reach levels that may negatively impact demand, especially for certain types of Building segment projects that tend to be more economically sensitive, such as commercial offices and tenant improvement projects.
The BIL was enacted into law in November 2021, and provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the next 10 years, and much of it is allocated for investment in end markets that are directly aligned with the Company’s market focus. Accordingly, the Company believes that this significant level of sustained, incremental funding has benefited, and will continue to favorably impact, the Company’s current work and prospective opportunities over the next decade.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below:
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Year Ended December 31,
(in millions)	2023	2022
Revenue	$1,883.9	$1,734.9
Income from construction operations	198.6	21.1
Revenue for 2023 increased 9% compared to 2022, primarily due to the absence of certain prior-year unfavorable adjustments, as further discussed below, partially offset by the unfavorable impacts in 2023 from various project adjustments, also discussed below. In addition, revenue growth was also impacted by increased project execution activities on a mass-transit project in California and various projects in Guam and the Northern Mariana Islands, largely offset by reduced project execution activities on the tunneling portion of another mass-transit project in California that is substantially complete. Revenue for both years was also adversely impacted by the follow-on impacts of COVID-19, which delayed bidding activities and awards of certain new projects during 2020 and much of 2021 and continued to negatively impact revenue for both 2022 and 2023. Furthermore, revenue for both periods was adversely impacted by certain projects totaling more than $10.0 billion for which the Company was the low or preferred bidder but no contract was awarded over the last few years due to COVID-19-induced customer budget constraints, as well as the Company’s lack of success in its pursuit of certain large prospective Civil segment projects in the second half of 2021.
Income from construction operations for 2023 increased $177.5 million compared to 2022. The change was favorably impacted by current-year net favorable adjustments totaling $19.0 million for a project on the West Coast, primarily resulting from the favorable impact of $58.1 million on the settlement of change orders and changes in estimates due to improved performance, partially offset by a temporary unfavorable non-cash impact of $40.7 million resulting from the successful negotiation of significant lower margin (and lower risk) change orders which increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage. The change was also favorably impacted by contributions from higher volume from this project and the other projects discussed in the paragraph above. Also contributing to the favorable change was the absence of significant prior-year unfavorable adjustments including the temporary unfavorable impact of $38.8 million resulting from the successful negotiation of significant lower margin (and lower risk) change orders on the same project on the West Coast (where the temporary reduction to earnings is expected to reverse itself over the remaining life of the project); the $26.2 million unfavorable non-cash impact related to a completed highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling; the $25.5 million unfavorable non-cash impact related to the adverse legal judgment on a dispute related to a completed bridge project in New York; the $16.2 million unfavorable non-cash impact related to the settlement of a long-disputed, completed project in Maryland; the $13.1 million charge due to inefficiencies and cost overruns and the unfavorable non-cash settlement impact of $11.6 million, both related to another mass-transit project in California; and the $10.0 million non-cash impact related to an unfavorable adjustment resulting from an adverse legal decision on a mass-transit project in the Northeast. These prior-year unfavorable impacts were partially offset by a prior-year favorable project close-out adjustment of $12.7 million on a bridge project in the Midwest. In addition, income from construction operations for both 2023 and 2022 was similarly unfavorably impacted by adjustments due to changes in estimates on the Civil segment’s portion of a completed transportation project in the Northeast primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout ($14.2 million in 2023 and $15.7 million in 2022).
The favorable changes in income from construction operations described above were partially offset by a settlement in 2023 that impacted multiple components of a mass-transit project in California. This settlement included the resolution of certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million on the other component of the project that has substantial scope of work remaining. The net unfavorable impact in 2023 from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project. The change in income from construction operations was also adversely impacted by unfavorable adjustments of $12.8 million on a completed highway project in Virginia due to changes in estimates that resulted from progress in the dispute resolution process.
Operating margin was 10.5% for 2023 compared to 1.2% in 2022. The increase in operating margin for 2023 was primarily due to the factors discussed above that drove the increase in income from construction operations.
New awards in the Civil segment totaled $1.7 billion in 2023 compared to $1.6 billion in 2022. Significant new awards and contract adjustments in 2023 included $788 million of additional funding for certain mass-transit projects in California; a $222 million military facilities project at Tinian International Airport in the Commonwealth of the Northern Mariana Islands; and $127 million of additional funding for a mass-transit project in Minnesota.
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
Backlog for the Civil segment was $4.2 billion as of December 31, 2023, down slightly compared to $4.4 billion as of December 31, 2022. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures and the BIL, and by public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects.
Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Year Ended December 31,
(in millions)	2023	2022
Revenue	$1,302.5	$1,242.6
Income (loss) from construction operations	(91.2)	7.2
Revenue for 2023 increased 5% compared to 2022, with the growth driven by increased project execution activities on various projects in California and a detention facility project in New York, all with substantial scope of work remaining, mostly offset by the impact of the aforementioned unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York, and reduced project execution activities on substantially completed projects, including two commercial and industrial facilities in California and two hospitality and gaming projects in Arkansas and California. As discussed above in Executive Overview, revenue for both years was adversely impacted by the follow-on impacts of COVID-19, which delayed certain project bids and awards in 2020 and 2021.
Loss from construction operations for 2023 was $91.2 million compared to income from construction operations of $7.2 million for 2022. For 2023, the loss was primarily due to the aforementioned unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash, pre-tax charge of $83.6 million, of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment, and an unfavorable adjustment of $14.6 million on a government building project in Florida primarily due to increased costs associated with an external subcontractor. The impact of these unfavorable adjustments was partially offset by the absence of a prior-year unfavorable adjustment of $11.3 million related to an adverse legal decision on a hospitality project in Florida. In addition, income (loss) from construction operations for both 2023 and 2022 was similarly unfavorably impacted by adjustments due to changes in estimates on the Building segment’s portion of the aforementioned completed transportation project in the Northeast primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout ($14.2 million in 2023 and $15.7 million in 2022).
Operating margin was (7.0)% in 2023 compared to 0.6% in 2022. The decrease in operating margin was driven by the factors mentioned above that drove the lower revenue and income (loss) from construction operations.
New awards in the Building segment totaled $3.3 billion in 2023 compared to $1.2 billion in 2022. Significant new awards and contract adjustments in 2023 included the $2.95 billion Brooklyn Jail project in New York (which includes more than $630 million of electrical and mechanical subcontract work to be performed by the Specialty Contractors segment) and $287 million of additional funding for two large health care projects in California.

The proliferation of remote and hybrid work for many businesses that began during COVID-19, as well as weaker current economic conditions caused by inflation and higher interest rates, could continue to result in certain delayed or even canceled Building segment project opportunities, particularly in the commercial office end market. However, other Building segment end markets, such as correctional and detention facilities, health care, education, industrial/manufacturing, and hospitality and gaming, continue to show strong demand for new and renovated facilities.
New awards in 2022 included $211 million of additional funding for two educational facility projects in California; a $126 million military facility project in Puerto Rico; a $95 million educational facility project in California; an $85 million military housing project in Alaska; and a $78 million health care project in California.
Backlog for the Building segment was $4.2 billion as of December 31, 2023, up 88% compared to $2.2 billion as of December 31, 2022, with the increase largely driven by the award of the Brooklyn Jail project mentioned above. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations.
Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Year Ended December 31,
(in millions)	2023	2022
Revenue	$693.8	$813.3
Loss from construction operations	(144.8)	(168.0)
Revenue for 2023 decreased 15% compared to 2022, principally due to reduced project execution activities on the electrical and mechanical components of a completed transportation project in the Northeast, as well as the aforementioned unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of this same project associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations and the adverse legal ruling on an educational facilities project in New York. The overall revenue decline was partially offset by the absence of prior-year unfavorable adjustments on the same transportation project in the Northeast, a prior-year unfavorable adjustment related to an adverse appellate court decision involving the electrical component of a completed mass-transit project in New York, as well as unfavorable adjustments on two separate mechanical projects in New York, discussed below. As discussed above in Executive Overview, operating results continue to be adversely impacted by the follow-on impacts of COVID-19, which delayed certain project bids and awards in 2020 and 2021, including projects that would have had considerable components of electrical and mechanical scope in the 2022 and 2023 periods had the projects been awarded and the Company won its share of such projects.
Loss from construction operations for 2023 was $144.8 million compared to $168.0 million for 2022, a decrease of $23.2 million. The reduced loss from construction operations was primarily due to the absence of certain prior-year unfavorable adjustments, mostly offset by unfavorable adjustments in 2023. The unfavorable prior-year adjustments included a $46.2 million unfavorable adjustment on the aforementioned transportation project in the Northeast related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies; the $43.2 million non-cash impact from an unfavorable adjustment related to an adverse appellate court decision involving the electrical component of a completed mass-transit project in New York; a non-cash charge of $17.8 million that increased cost of operations associated with the partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York; the $11.3 million non-cash impact related to settlement negotiations on a mechanical project in New York; and the $11.1 million unfavorable non-cash adjustment related to another mechanical project in New York. The impact from the absence of these prior-year adjustments was mostly offset by unfavorable adjustments in 2023 including $62.2 million of unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of the above-mentioned completed transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations; a non-cash charge of $24.7 million on the educational facilities project in New York that resulted from an adverse court ruling; an unfavorable adjustment of $16.9 million on a multi-unit residential project in New York due to changes in estimates resulting from incremental costs to complete the project and ongoing negotiations on unapproved change orders; and a $9.4 million unfavorable adjustment due to a settlement on a completed mass-transit project in California.
Operating margin was (20.9)% in 2023 compared to (20.7)% in 2022. The change in operating margin was mainly attributable to the aforementioned factors that drove the lower loss from construction operations in 2023.

New awards in the Specialty Contractors segment totaled $1.1 billion in 2023 compared to $729.3 million in 2022. The most significant new awards in 2023 included more than $630 million of electrical and mechanical subcontract work to be performed on the Brooklyn Jail project in New York; a $67 million communications systems integration project in New York; and the Central District Wastewater Treatment Plant electrical project in Florida, valued at more than $40 million.
Backlog for the Specialty Contractors segment was $1.7 billion as of December 31, 2023, up 35% compared to $1.3 billion as of December 31, 2022, with the increase largely driven by the significant amount of subcontract work booked as part of the Brooklyn Jail project mentioned above. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. The segment remains well-positioned to capture its share of new projects, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $75.2 million in 2023 compared to $62.2 million in 2022. The increase in corporate general and administrative expenses in 2023 compared to 2022 was primarily due to higher compensation-related expenses including certain employee separation costs and higher salaries associated with additional headcount primarily due to transfers of employees to the corporate group, as well as increased outside professional fees.
Other Income, Net, Interest Expense and Income Tax Benefit

	Year Ended December 31,
(in millions)	2023	2022
Other income, net	$17.2	$6.7
Interest expense	(85.2)	(69.6)
Income tax benefit	55.0	75.1
Other income, net increased by $10.5 million in 2023 compared to 2022 primarily due to a gain on sale of property in 2023.
Interest expense increased $15.6 million in 2023 compared to 2022. The increase in 2023 compared to 2022 was substantially due to higher interest rates on the Term Loan B and the Revolver, as discussed below in Liquidity and Capital Resources.
The effective income tax rate was 30.1% for 2023 compared to 28.1% for 2022. The items that caused a higher effective tax rate in 2023 as compared to 2022 were primarily higher earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company), partially offset by lower state income taxes (net of the federal tax benefit). For a further discussion of income taxes, refer to Note 5 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity of $175 million and available cash balances as of December 31, 2023, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond, as discussed further in Debt below. We generated a record operating cash flow in 2023 which was greater than the previous record set in 2022, as discussed below in Cash and Working Capital. We expect strong operating cash flow to continue in 2024, based on projected cash collections, both from project execution activities and the resolution of additional outstanding claims and unapproved change orders, including COVID-19-related cost recoveries from certain customers. We expect to benefit from the utilization of net operating loss carryforwards to reduce our cash outflows for income taxes.
Cash and Working Capital
Cash and cash equivalents were $380.6 million as of December 31, 2023 compared to $259.4 million as of December 31, 2022. Cash immediately available for general corporate purposes was $145.1 million and $47.7 million as of December 31, 2023 and 2022, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled

$144.4 million as of December 31, 2023 compared to $106.0 million as of December 31, 2022. Restricted cash and restricted investments at December 31, 2023 were primarily held to secure insurance-related contingent obligations and deposits.
During the year ended December 31, 2023, net cash provided by operating activities was $308.5 million, compared to $207.0 million in 2022, representing an increase of $101.5 million. The operating cash flow for 2023 was the largest result for any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008, exceeding the previous record achieved in 2022. The record operating cash flow in 2023 was primarily due to a decrease in investments in project working capital partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to improved collection activity, as reflected by a decrease in costs and estimated earnings in excess of billings and accounts receivable, and an increase in billings in excess of costs and estimated earnings (“BIE”). During the year ended December 31, 2022, net cash provided by operating activities was $207.0 million primarily due to a decrease in investments in project working capital partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to improved collection activity, as reflected by a decrease in accounts receivable and an increase in BIE.
As noted above, cash flow from operating activities increased $101.5 million when comparing 2023 with 2022. The increase was primarily driven by higher collections in 2023 compared to 2022, as well as a larger decrease in investments in working capital in 2023 compared to the prior year. Both periods generated significant cash from decreased investments in working capital as collection activities were strong in both 2023 and 2022, which included the positive impacts of collections associated with previously disputed matters.
During 2023, net cash used in investing activities was $78.2 million, which was primarily due to the acquisition of property and equipment (i.e., capital expenditures), which totaled $53.0 million, as well as net cash used in investment transactions of $35.4 million, partially offset by proceeds from the sale of property and equipment of $10.1 million. During 2022, net cash used in investing activities was $65.6 million, which was primarily due to the acquisition of property and equipment of $59.8 million, as well as net cash used in investment transactions of $14.5 million, partially offset by proceeds from the sale of property and equipment of $8.6 million.
During 2023, net cash used in financing activities was $109.4 million, which was primarily driven by net repayment of borrowings of $61.7 million and $46.5 million of cash distributions to noncontrolling interests, partially offset by $2.0 million of cash contributions from noncontrolling interests. During 2022, net cash used in financing activities was $78.9 million, which was primarily driven by net repayment of borrowings of $38.3 million and $47.4 million of cash distributions to noncontrolling interests, partially offset by $8.7 million of cash contributions from noncontrolling interests.
As of December 31, 2023, we had working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.66 and a ratio of debt to equity of 0.70 compared to working capital of $1.7 billion, a ratio of current assets to current liabilities of 1.87 and a ratio of debt to equity of 0.66 at December 31, 2022.
Debt
Summarized below are the key terms of our debt as of December 31, 2023. For additional information, refer to Note 7 of the Notes to Consolidated Financial Statements, as applicable.
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

Subject to certain exceptions, at any time prior to maturity, the 2020 Credit Agreement provides the Company with the right to increase the commitments under the Revolver and/or to establish one or more term loan facilities in an aggregate amount up to (i) the greater of $173.5 million and 50% LTM EBITDA (as defined in the 2020 Credit Agreement) plus (ii) additional amounts if (A) in the case of pari passu first lien secured indebtedness, the First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement) does not exceed 1.35:1.00, (B) in the case of junior lien secured indebtedness, the Total Net Leverage Ratio, as defined in the 2020 Credit Agreement (which is 5.95:1.00 for the year ended December 31, 2023), does not exceed 3.50:1.00, and (C) in the case of unsecured indebtedness, (x) the Total Net Leverage Ratio does not exceed 3.50:1.00 or (y) the Fixed Charge Coverage Ratio (as defined in the 2020 Credit Agreement) is no less than 2.00:1.00. The balances of indebtedness used in the calculations of the First Lien Net Leverage Ratio and the Total Net Leverage Ratio include offsets for cash and cash equivalents available for general corporate purposes.
The Term Loan B will mature on August 18, 2027, except that if any of the 2017 Senior Notes (defined below) remain outstanding beyond future dates specified below, the maturity of certain amounts of the Term Loan B will be accelerated (“spring-forward maturity”). As amended on December 20, 2023, the spring-forward maturity provisions are as follows: (i) if, on January 30, 2025, any of the 2017 Senior Notes remain outstanding, the maturity date for one tranche of the Term Loan B (representing 10.2% of the principal balance) shall be January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes) and (ii) if on April 21, 2025, any of the 2017 Senior Notes remain outstanding, the maturity date for another tranche of the Term Loan B (representing 89.8% of the principal balance) shall be April 21, 2025 (which is 10 days prior to the maturity of the 2017 Senior Notes), subject to certain further exceptions. The Revolver will mature on August 18, 2025, unless any of the 2017 Senior Notes are outstanding on January 30, 2025, in which case any extensions of credit under the Revolver will mature and the commitments available under the Revolver will be reduced to zero, in each case, on January 30, 2025, subject to certain further exceptions.
The Company is working to refinance the 2017 Senior Notes and anticipates that it will complete a refinancing transaction by the end of April 2024. The Company expects the terms of any refinanced debt to include interest rates that are higher than those of its current issuances under the 2017 Senior Notes. The Company’s strong operating cash flow in 2023 and continuing robust cash collections in early 2024 have enabled it to begin utilizing some of its accumulated cash for debt reduction, as discussed below.
The 2020 Credit Agreement requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). At December 31, 2023 and 2022, current maturities of long-term debt in the accompanying Consolidated Balance Sheets included $91.0 million and $44.0 million, respectively, of principal on the Term Loan B, relating to the mandatory prepayment provision of the 2020 Credit Agreement in respect of annual excess cash flow. The $91.0 million principal prepayment, which was due by the first week of April 2024, was paid in February 2024, and the $44.0 million principal prepayment was made in April 2023. After the February 2024 prepayment, the Company still has significant cash available, which is anticipated to be used for further debt reduction in conjunction with the expected refinancing.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) (and the London Interbank Offered Rate (“LIBOR”) prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the year ended December 31, 2023 were approximately 10.1% and 11.8%, respectively. At December 31, 2023, the borrowing rates on the Term Loan B and the Revolver were 10.2% and 12.3%, respectively. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 7 of the Notes to Consolidated Financial Statements.
The table below presents our actual and required First Lien Net Leverage Ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
December 31, 2023
	Actual	Required
First Lien Net Leverage Ratio	2.07 to 1.00	< or = 2.25 : 1.00
On October 31, 2022, the 2020 Credit Agreement was amended to increase the maximum First Lien Net Leverage Ratio covenant level for certain fiscal quarters. On March 10, 2023, the 2020 Credit Agreement was further amended to set the maximum First Lien Net Leverage Ratio covenant level to 3.50:1.00, effective the fiscal quarter ended December 31, 2022, and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of December 31, 2023, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
2017 Senior Notes
On April 20, 2017, the Company issued $500 million in aggregate principal amount of 6.875% Senior Notes due May 1, 2025 (the “2017 Senior Notes”) in a private placement offering. Interest on the 2017 Senior Notes is payable in arrears semi-annually in May and November of each year, beginning in November 2017.
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $26.4 million and $37.0 million at December 31, 2023 and 2022, respectively, with interest rates ranging from 2.54% to 7.32% with equal monthly installment payments over periods up to 5 years. The aggregate balance of mortgage loans was approximately $8.4 million and $11.6 million at December 31, 2023 and 2022, respectively, with interest rates ranging from a fixed 2.25% to SOFR plus 2.00% and monthly installment payments over periods up to 10 years.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2023 include:
•Debt obligations of $910.7 million (of which $117.4 million are due in 2024) and interest payments of $151.3 million (of which $66.4 million are due in 2024) based on rates in effect as of December 31, 2023. See Note 7 of the Notes to Consolidated Financial Statements for further detail of our debt and the timing of expected future principal and interest payments.
•Operating lease obligations of $97.2 million (of which $12.0 million are due in 2024). See Note 9 of the Notes to Consolidated Financial Statements for further detail of our lease obligations and the timing of expected future payments.
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
For construction joint ventures that do not need to be fully consolidated but qualify for the equity method of accounting, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. Intercompany balances and transactions are eliminated. See Note 1(b) and Note 13 of the Notes to Consolidated Financial Statements for additional discussion regarding VIEs.
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
During the fourth quarter of 2023, we conducted our annual goodwill impairment test and determined that goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its net book value by a significant amount. However, there is a risk of goodwill impairment if future events are less favorable than what we assumed or estimated in our impairment analysis.
The Company has considered relevant events and circumstances since the annual goodwill impairment test, including, but not limited to, an examination of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance by each reporting unit, other relevant entity-specific events, and trends in the stock prices of the Company and its peers. In considering the totality of qualitative factors known as of the reporting date, we determined that no triggering events occurred or circumstances changed since our October 1, 2023 annual test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated. These events and circumstances include, but are not limited to, changes in the overall financial performance of the Civil reporting unit and other quantitative and qualitative factors specific to the Civil reporting unit which indicate potential triggering events that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in interest rates. Borrowings under our 2020 Credit Agreement and certain other debt obligations have variable interest rates subject to interest rate risk. See Note 7 of the Notes to Consolidated Financial Statements for further discussion of our 2020 Credit Agreement. We had approximately $373.5 million and $422.4 million of borrowings with variable interest rates as of December 31, 2023 and 2022, respectively. If short-term floating interest rates on these borrowings were to change by 0.50% and our variable indebtedness were to remain unchanged, interest expense would increase or decrease by approximately $1.9 million for the next twelve months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act, as of December 31, 2023 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting — Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting for the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Los Angeles, California
February 28, 2024

ITEM 9B. OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2023 under the sections entitled Board of Directors, Information About the Board of Directors, Corporate Governance and Executive Officers.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2023 under the sections entitled Executive Officers, Compensation Discussion and Analysis, Executive Compensation, Pay Versus Performance, CEO Pay Ratio Disclosure and Director Compensation.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information for 2023
As of December 31, 2023, the Company’s share-based compensation plan had outstanding securities and securities available to be awarded as follows:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,682,894	$23.33	987,001
Equity compensation plans not approved by security holders	—	—	—
Total	2,682,894	$23.33	987,001
Additional information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2023 under the sections entitled Ownership of Common Stock by Directors, Executive Officers and Principal Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2023 under the sections entitled Information About the Board of Directors, Corporate Governance and Certain Relationships and Related Party Transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2023 under the section entitled Fees Paid to Audit Firm.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Tutor Perini Corporation and Subsidiaries
(a) List of Documents Filed as a Part of This Report.
1.           Financial Statements:
Our Consolidated Balance Sheets as of December 31, 2023 and 2022 and our Consolidated Statements of Operations, Comprehensive Income (Loss), Cash Flows, and Changes in Equity for each of the three years in the period ended December 31, 2023 and the Notes thereto, together with the Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) on those Consolidated Financial Statements are hereby filed as part of this Annual Report on Form 10-K, beginning on page F-1.
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
10.1
Credit Agreement, dated as of August 18, 2020, among Tutor Perini Corporation, BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 19, 2020).

10.2	First Amendment to Credit Agreement, dated as of October 31, 2022 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2022).

10.3	Second Amendment to Credit Agreement, dated as of March 10, 2023 (incorporated by reference to Exhibit 10.33 to Form 10-K filed on March 15, 2023).
10.4	Third Amendment to Credit Agreement, dated as of May 2, 2023 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 4, 2023).
10.5	Fourth Amendment to Credit Agreement, dated as of December 20, 2023.
10.6	Commercial Lease Agreement, dated April 18, 2014, by and among Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 7, 2014).
10.7
Fontana Property Lease Agreement, dated April 18, 2014, by and among Tutor Perini Corporation and Kristra Investments, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 7, 2014).

10.8
Assignment and Assumption Agreement, dated January 15, 2015, by and among Ronald N. Tutor and the Ronald N. Tutor Separate Property Trust (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2020).

10.9
Assignment and Assumption Agreement, dated March 3, 2015, by and among the Ronald N. Tutor Separate Property Trust and Kristra Investments, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 4, 2020).

10.10
First Amendment to Commercial Lease Agreement, dated October 7, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 4, 2020).

10.11
First Amendment to Fontana Property Lease Agreement, dated October 7, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 4, 2020).

10.12
Second Amendment to Commercial Lease Agreement, dated December 28, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.14 to Form 10-K filed on February 24, 2021).

10.13
Second Amendment to Fontana Property Lease Agreement, dated December 28, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on February 24, 2021).

10.14
Third Amendment to Commercial Lease Agreement, dated February 19, 2021, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.16 to Form 10-K filed on February 24, 2021).

10.15
Third Amendment to Fontana Property Lease Agreement, dated February 19, 2021, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.17 to Form 10-K filed on February 24, 2021).

10.16
Fourth Amendment to Fontana Property Lease Agreement, dated November 7, 2022, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.20 to Form 10-K filed on March 15, 2023).

10.17*	2009 General Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2009).
10.18*
Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan (as amended on October 2, 2014) (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 2, 2014).

10.19*	Tutor Perini Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2017).
10.20*	Tutor Perini Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 25, 2018).
10.21*	First Amendment to Tutor Perini Corporation Omnibus Incentive Plan (as amended on March 10, 2021) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2021).
10.22*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 4, 2022).
10.23*	Form of Restricted Stock Unit Award Agreement with Guarantee (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 4, 2022).
10.24*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on May 4, 2022).
10.25*	Form of Cash-Settled Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 4, 2022).
10.26*
Amended and Restated Employment Agreement, effective as of June 1, 2021, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 30, 2021).

10.27*	Employment Agreement, dated September 6, 2017, by and between Tutor Perini Corporation and Gary G. Smalley (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2017).

10.28*	Amended and Restated Employment Agreement, effective as of November 15, 2023, by and between Tutor Perini Corporation and Gary G. Smalley.
10.29*
Amended and Restated Employment Agreement, dated August 2, 2021, by and between Tutor Perini Corporation and Michael Smithson (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2022).

10.30*	Letter Agreement, dated January 23, 2023, by and between Tutor Perini Corporation and Ghassan Ariqat (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2023).
10.31*	Letter Agreement, effective as of November 15, 2023, by and between Tutor Perini Corporation and Ryan J. Soroka.
10.32*	Employment Offer Letter, dated June 12, 2018, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 7, 2018).
10.33*
Separation Benefits Agreement, dated September 17, 2019, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2019).

10.34*
Transition Services and Separation Agreement, dated June 30, 2023, by and between Tutor Perini Corporation and Wendy A. Hallgren (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 4, 2023).

10.35*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).
Exhibit 21	Subsidiaries of Tutor Perini Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 24	Power of Attorney executed by members of the Company’s Board of Directors allowing certain individuals to sign the Company’s Form 10-K on their behalf.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 95	Mine Safety Disclosure.
Exhibit 97	Tutor Perini Corporation Officer Compensation Clawback Policy.
Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
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

Tutor Perini Corporation
(Registrant)

Date: February 28, 2024	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

● Principal Executive Officer and Director

/s/ Ronald N. Tutor
Ronald N. Tutor	Chairman and Chief Executive Officer	February 28, 2024

● Principal Financial Officer and Principal Accounting Officer

/s/ Ryan J. Soroka
Ryan J. Soroka	Senior Vice President and Chief Financial Officer	February 28, 2024

● Other Directors

Peter Arkley	)
Jigisha Desai	)
Sidney J. Feltenstein	)
Michael R. Klein	)	/s/ Ryan J. Soroka
Robert C. Lieber	)	Ryan J. Soroka
Dennis D. Oklak	)	Attorney in Fact
Raymond R. Oneglia	)
Dale A. Reiss	)	Dated: February 28, 2024

TUTOR PERINI CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We evaluated selected quarter over quarter changes in contract profit estimates by obtaining explanations from the Company’s project managers regarding timing and amount and corroborating these inquiries by reading documents such as management work plans, customer communications, invoices, and supplier communications.
•Performed procedures on recorded back charges to evaluate the reasonableness of the estimated recovery by 1) evaluating the information supporting management’s judgment as to the cause and contractual rights and 2) testing the accuracy of the identification of the underlying costs.
/s/ Deloitte & Touche LLP
Los Angeles, California
February 28, 2024
We have served as the Company's auditor since 2002.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per common share amounts)	2023	2022	2021
REVENUE	$3,880,227	$3,790,755	$4,641,830
COST OF OPERATIONS	(3,739,603)	(3,761,143)	(4,175,439)
GROSS PROFIT	140,624	29,612	466,391
General and administrative expenses	(255,221)	(234,376)	(239,587)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	(114,597)	(204,764)	226,804
Other income, net	17,200	6,732	2,004
Interest expense	(85,157)	(69,638)	(69,026)
INCOME (LOSS) BEFORE INCOME TAXES	(182,554)	(267,670)	159,782
Income tax (expense) benefit	54,957	75,098	(25,632)
NET INCOME (LOSS)	(127,597)	(192,572)	134,150
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	43,558	17,437	42,225
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(171,155)	$(210,009)	$91,925
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(3.30)	$(4.09)	$1.80
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(3.30)	$(4.09)	$1.79
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	51,845	51,324	51,017
DILUTED	51,845	51,324	51,369
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2023	2022	2021
NET INCOME (LOSS)	$(127,597)	$(192,572)	$134,150

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	3,283	5,229	6,221
Foreign currency translation adjustments	835	(2,795)	(325)
Unrealized gain (loss) in fair value of investments	4,131	(8,108)	(2,650)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	8,249	(5,674)	3,246

COMPREHENSIVE INCOME (LOSS)	(119,348)	(198,246)	137,396
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	44,557	15,165	42,365
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(163,905)	$(213,411)	$95,031
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share amounts)	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($173,118 and $168,408 related to VIEs)	$380,564	$259,351
Restricted cash	14,116	14,480
Restricted investments	130,287	91,556
Accounts receivable ($84,014 and $54,040 related to VIEs)	1,054,014	1,171,085
Retention receivable ($161,187 and $187,615 related to VIEs)	580,926	585,556
Costs and estimated earnings in excess of billings ($58,089 and $83,911 related to VIEs)	1,143,846	1,377,528
Other current assets ($26,725 and $33,340 related to VIEs)	217,601	179,215
Total current assets	3,521,354	3,678,771
PROPERTY AND EQUIPMENT:
Land	44,127	44,433
Building and improvements	132,639	124,429
Construction equipment	613,166	590,089
Other equipment	185,530	181,649
	975,462	940,600
Less accumulated depreciation	(534,171)	(505,512)
Total property and equipment, net ($35,135 and $22,133 related to VIEs)	441,291	435,088
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	68,305	70,542
DEFERRED INCOME TAXES	74,083	15,910
OTHER ASSETS	119,680	137,346
TOTAL ASSETS	$4,429,856	$4,542,800
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$117,431	$70,285
Accounts payable ($24,160 and $36,484 related to VIEs)	466,545	495,345
Retention payable ($22,841 and $44,859 related to VIEs)	223,138	246,562
Billings in excess of costs and estimated earnings ($439,759 and $480,839 related to VIEs)	1,103,530	975,812
Accrued expenses and other current liabilities ($18,206 and $5,082 related to VIEs)	214,309	179,523
Total current liabilities	2,124,953	1,967,527
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $11,000 and $13,980	782,314	888,154
DEFERRED INCOME TAXES	956	4,649
OTHER LONG-TERM LIABILITIES	237,722	240,486
TOTAL LIABILITIES	3,145,945	3,100,816
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Stockholders' equity:
Preferred stock – authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock – authorized 112,500,000 shares ($1 par value), issued and outstanding 52,025,497 and 51,521,336 shares	52,025	51,521
Additional paid-in capital	1,146,204	1,140,933
Retained earnings	133,146	304,301
Accumulated other comprehensive loss	(39,787)	(47,037)
Total stockholders' equity	1,291,588	1,449,718
Noncontrolling interests	(7,677)	(7,734)
TOTAL EQUITY	1,283,911	1,441,984
TOTAL LIABILITIES AND EQUITY	$4,429,856	$4,542,800

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(127,597)	$(192,572)	$134,150
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	42,992	49,838	82,732
Amortization of intangible assets	2,237	14,526	35,497
Share-based compensation expense	12,259	9,065	11,642
Change in debt discounts and deferred debt issuance costs	5,458	3,697	5,756
Deferred income taxes	(64,820)	(79,449)	(13,887)
(Gain) loss on sale of property and equipment	(5,016)	145	2,639
Changes in other components of working capital	428,910	390,424	(422,227)
Other long-term liabilities	3,754	14,317	14,766
Other, net	10,294	(3,020)	478
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	308,471	206,971	(148,454)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(52,953)	(59,780)	(38,594)
Proceeds from sale of property and equipment	10,062	8,599	7,245
Investments in securities	(48,351)	(23,948)	(30,761)
Proceeds from maturities and sales of investments in securities	12,997	9,493	24,771
NET CASH USED IN INVESTING ACTIVITIES	(78,245)	(65,636)	(37,339)

Cash Flows from Financing Activities:
Proceeds from debt	712,324	693,757	740,743
Repayment of debt	(773,999)	(732,101)	(777,762)
Cash payments related to share-based compensation	(969)	(1,734)	(1,989)
Distributions paid to noncontrolling interests	(46,500)	(47,386)	(22,655)
Contributions from noncontrolling interests	2,000	8,688	7,000
Debt issuance, extinguishment and modification costs	(2,233)	(124)	—
NET CASH USED IN FINANCING ACTIVITIES	(109,377)	(78,900)	(54,663)

Net increase (decrease) in cash, cash equivalents and restricted cash	120,849	62,435	(240,456)
Cash, cash equivalents and restricted cash at beginning of year	273,831	211,396	451,852
Cash, cash equivalents and restricted cash at end of year	$394,680	$273,831	$211,396
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance - December 31, 2020	$50,827	$1,127,385	$422,385	$(46,741)	$(10,911)	$1,542,945
Net income	—	—	91,925	—	42,225	134,150
Other comprehensive income	—	—	—	3,106	140	3,246
Share-based compensation	—	8,848	—	—	—	8,848
Issuance of common stock, net	269	(3,083)	—	—	—	(2,814)
Contributions from noncontrolling interests	—	—	—	—	10,000	10,000
Distributions to noncontrolling interests	—	—	—	—	(22,655)	(22,655)
Balance - December 31, 2021	$51,096	$1,133,150	$514,310	$(43,635)	$18,799	$1,673,720
Net income (loss)	—	—	(210,009)	—	17,437	(192,572)
Other comprehensive loss	—	—	—	(3,402)	(2,272)	(5,674)
Share-based compensation	—	8,227	—	—	—	8,227
Issuance of common stock, net	425	(444)	—	—	—	(19)
Contributions from noncontrolling interests	—	—	—	—	5,688	5,688
Distributions to noncontrolling interests	—	—	—	—	(47,386)	(47,386)
Balance - December 31, 2022	$51,521	$1,140,933	$304,301	$(47,037)	$(7,734)	$1,441,984
Net income (loss)	—	—	(171,155)	—	43,558	(127,597)
Other comprehensive income	—	—	—	7,250	999	8,249
Share-based compensation	—	6,442	—	—	—	6,442
Issuance of common stock, net	504	(1,171)	—	—	—	(667)
Contributions from noncontrolling interests	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	(46,500)	(46,500)
Balance - December 31, 2023	$52,025	$1,146,204	$133,146	$(39,787)	$(7,677)	$1,283,911
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies
(a) Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with generally accepted accounting principles in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). Certain amounts in the consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
(b) Principles of Consolidation
The consolidated financial statements include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”). The Company occasionally forms joint ventures with unrelated third parties for the execution of single contracts or projects. The Company assesses its joint ventures to determine if they meet the qualifications of a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”). If a joint venture is a VIE and the Company is the primary beneficiary, the joint venture is fully consolidated (see Note 13). If a joint venture is not a VIE, it may be consolidated under the voting interest method if the Company holds a controlling financial interest in the joint venture. The Company is considered to hold a controlling financial interest when it is able to exercise control over the joint venture’s operating and financial decisions. For construction joint ventures that do not need to be consolidated but qualify for the equity method of accounting, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. Intercompany balances and transactions have been eliminated.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(g) Recoverability of Goodwill
The Company tests goodwill for impairment annually as of October 1 for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. The Civil, Building and Specialty Contractors segments each represent a reporting unit, and the Civil reporting unit carried the remaining goodwill balance at December 31, 2023. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using a weighted average of an income and a market approach. These approaches utilize various valuation assumptions, and small changes to the assumptions could have a significant impact on the concluded fair value. The income approach is based on the estimated present value of future cash flows for each reporting unit carrying a goodwill balance. The market approach is based on assumptions about how market data relates to each reporting unit carrying a goodwill balance. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit carrying a goodwill balance. The annual quantitative assessment performed in the fourth quarter of 2023 resulted in an estimated fair value that exceeded the net book value of the Civil reporting unit; therefore, no impairment charge was necessary.
(h) Recoverability of Non-Amortizable Trade Names
Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using an income approach (relief from royalty method). The assessment performed in the fourth quarter of 2023 resulted in an estimated fair value for the non-amortizable trade names that exceeded their respective net book values; therefore, no impairment charge was necessary.

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
(j) Earnings Per Common Share
Basic earnings per common share (“EPS”) and diluted EPS are calculated by dividing net income (loss) attributable to Tutor Perini Corporation by the following: for basic EPS, the weighted-average number of common shares outstanding during the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive securities, which for the Company can include restricted stock units (“RSUs”) and unexercised stock options. Potentially dilutive securities also included previously outstanding convertible notes prior to their repayment on June 15, 2021; however, the convertible notes had no impact on diluted EPS. The Company calculates the effect of the potentially dilutive RSUs and stock options using the treasury stock method.

	Year Ended December 31,
(in thousands, except per common share data)	2023	2022	2021
Net income (loss) attributable to Tutor Perini Corporation	$(171,155)	$(210,009)	$91,925

Weighted-average common shares outstanding, basic	51,845	51,324	51,017
Effect of dilutive RSUs and stock options	—	—	352
Weighted-average common shares outstanding, diluted	51,845	51,324	51,369

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$(3.30)	$(4.09)	$1.80
Diluted	$(3.30)	$(4.09)	$1.79
Anti-dilutive securities not included above	2,982	3,163	1,892
For the years ended December 31, 2023 and 2022, all outstanding RSUs and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the periods.
(k) Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
(in thousands)	2023	2022
Cash and cash equivalents available for general corporate purposes	$145,055	$47,711
Joint venture cash and cash equivalents	235,509	211,640
Cash and cash equivalents	380,564	259,351
Restricted cash	14,116	14,480
Total cash, cash equivalents and restricted cash	$394,680	$273,831
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(l) Investments
The Company has investments consisting of 1) restricted investments primarily held as collateral to secure insurance-related contingent obligations, such as insurance claim deductibles, in lieu of letters of credit and insurance-related deposits; and 2) investments in lieu of retention. Investments in lieu of retention are recorded as a component of retention receivable on the accompanying Consolidated Balance Sheets.
The Company’s investments consist primarily of debt securities classified as available-for-sale (“AFS”), consisting of U.S. government agency securities, municipal bonds and corporate debt securities that are rated A3 or better (see Note 12). The Company’s AFS debt securities are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) (“AOCI”), net of applicable taxes. Realized gains and losses from sales of AFS debt securities are included in other income (expense) in our Consolidated Statements of Operations.
Management evaluated the unrealized losses in AFS debt securities as of December 31, 2023 and 2022 to determine the existence of credit losses considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. The results of this evaluation indicated that the unrealized losses on AFS debt securities are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of December 31, 2023 and 2022.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, the Company has not recognized any impairment losses in earnings for the years ended December 31, 2023 and 2022.
(m) Share-Based Compensation
The Company’s long-term incentive plans allow the Company to grant share-based compensation awards in a variety of forms, including RSUs, stock options, cash-settled performance stock units (“CPSUs”), unrestricted stock and certain deferred cash awards (“DCAs”) that are indexed to the Company’s common stock.
RSUs give the holder the right to exchange their stock units for shares of the Company’s common stock on a one-for-one basis. These awards generally vest subject to service, performance or market conditions, with related compensation expense equal to the fair value of the award on the date of grant and recognized on a straight-line basis over the requisite period. The fair value of RSUs with service or performance-vesting conditions is generally based on the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”). Certain RSUs are classified as liabilities because they contain guaranteed minimum payouts.
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
CPSUs give the holder the right to exchange their stock units for cash based on the value of the Company’s common stock on the vesting date. DCAs entitle the holder to a cash payment based on the value of the Company’s common stock on the vesting date. CPSUs vest upon satisfaction of market or performance conditions and DCAs vest subject to a service-based condition. CPSUs and DCAs are classified as liability awards and are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings. The fair value of DCAs and performance-based CPSUs is generally based on the closing price of the Company’s common stock on the NYSE at the measurement date. The fair value of the performance-based CPSUs is also adjusted for expected achievement of performance conditions. Since CPSUs and DCAs are settled in cash and no shares are issued, these awards do not dilute equity.
Certain RSU, stock option and CPSU awards contain market condition components tied to the Company’s total shareholder return in relation to its peer companies, as calculated over a multi-year performance period (“TSR awards”). CPSU awards may also contain a market condition component tied to the annualized growth in price of the Company’s common stock over a multi-year performance period. The fair value of these market-based awards is estimated using a Monte Carlo simulation model. Significant assumptions used in this simulation model include the Company’s expected volatility, a risk-free rate based

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on U.S. Treasury yield curve rates with maturities consistent with the performance period, and, specifically pertaining to TSR awards, the volatilities for each of the Company’s peers.
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
For all awards that have a performance-based vesting condition, the Company evaluates the probability of achieving the performance criteria quarterly throughout the performance period and will adjust share-based compensation expense if it estimates that the achievement of the performance criteria is not probable. In addition, liability awards with a performance-based vesting condition are remeasured at fair value at each reporting period and the compensation expense is adjusted accordingly.
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
(o) Other Comprehensive Income (Loss)
ASC 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation, and the unrealized gain (loss) of investments as components of AOCI.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023			2022			2021
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$4,477	$(1,194)	$3,283	$7,230	$(2,001)	$5,229	$8,665	$(2,444)	$6,221
Foreign currency translation adjustment	961	(126)	835	(3,351)	556	(2,795)	(508)	183	(325)
Unrealized gain (loss) in fair value of investments	5,206	(1,075)	4,131	(10,219)	2,111	(8,108)	(3,440)	790	(2,650)
Total other comprehensive income (loss)	$10,644	$(2,395)	$8,249	$(6,340)	$666	$(5,674)	$4,717	$(1,471)	$3,246
Less: Other comprehensive income (loss) attributable to noncontrolling interests	999	—	999	(2,272)	—	(2,272)	140	—	140
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$9,645	$(2,395)	$7,250	$(4,068)	$666	$(3,402)	$4,577	$(1,471)	$3,106
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and noncontrolling interests during the years ended December 31, 2023, 2022 and 2021 were as follows:

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2020	$(44,087)	$(5,322)	$2,668	$(46,741)
Other comprehensive income (loss) before reclassifications	4,167	(465)	(2,372)	1,330
Amounts reclassified from AOCI	2,054	—	(278)	1,776
Balance as of December 31, 2021	$(37,866)	$(5,787)	$18	$(43,635)
Other comprehensive income (loss) before reclassifications	3,370	(1,454)	(7,273)	(5,357)
Amounts reclassified from AOCI	1,859	—	96	1,955
Balance as of December 31, 2022	$(32,637)	$(7,241)	$(7,159)	$(47,037)
Other comprehensive income before reclassifications	2,036	348	3,528	5,912
Amounts reclassified from AOCI	1,247	—	91	1,338
Balance as of December 31, 2023	$(29,354)	$(6,893)	$(3,540)	$(39,787)

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments	Accumulated Other Comprehensive Income (Loss)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2020	$—	$402	$—	$402
Other comprehensive income	—	140	—	140
Balance as of December 31, 2021	$—	$542	$—	$542
Other comprehensive loss	—	(1,341)	(931)	(2,272)
Balance as of December 31, 2022	$—	$(799)	$(931)	$(1,730)
Other comprehensive income	—	487	512	999
Balance as of December 31, 2023	$—	$(312)	$(419)	$(731)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statements of Operations during the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Component of AOCI:
Defined benefit pension plan adjustments(a)	$1,700	$2,570	$2,861
Income tax benefit(b)	(453)	(711)	(807)
Net of tax	$1,247	$1,859	$2,054

Unrealized (gain) loss in fair value of investment adjustments(a)	$115	$121	$(352)
Income tax expense (benefit)(b)	(24)	(25)	74
Net of tax	$91	$96	$(278)
___________________________________________________________________________________________________
(a)Amount included in other income, net on the Consolidated Statements of Operations.
(b)Amounts included in income tax (expense) benefit on the Consolidated Statements of Operations.
(p) Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of incremental segment information on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    Consolidated Statements of Cash Flows
Below are the changes in other components of working capital as shown in the Consolidated Statements of Cash Flows, as well as the supplemental disclosures of cash paid for interest, income taxes and non-cash investing activities:

	Year Ended December 31,
(in thousands)	2023	2022	2021
(Increase) Decrease in:
Accounts receivable	$116,310	$276,450	$(31,972)
Retention receivable	5,666	(20,017)	78,618
Costs and estimated earnings in excess of billings	233,682	(20,760)	(120,034)
Other current assets	(37,460)	8,516	62,371
(Decrease) Increase in:
Accounts payable	(28,800)	(15,783)	(283,482)
Retention payable	(23,424)	(22,383)	(46,190)
Billings in excess of costs and estimated earnings	127,718	214,123	(77,533)
Accrued expenses and other current liabilities	35,218	(29,722)	(4,005)
Changes in other components of working capital	$428,910	$390,424	$(422,227)

Supplemental disclosures:
Interest paid	$80,286	$64,764	$63,762
Income taxes paid (refunded), net	$828	$9,952	$(8,299)

Non-cash investing activities:
Receivable recognized from sale of subsidiary	$—	$—	$4,163
3.    Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$1,079,629	$1,026,589	$1,417,196
Military facilities	348,133	258,028	194,701
Bridges	204,029	265,130	238,345
Commercial and industrial sites	118,880	70,708	70,099
Other	133,194	114,427	175,419
Total Civil segment revenue	$1,883,865	$1,734,882	$2,095,760

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Building segment revenue by end market:
Government	$424,130	$329,661	$291,629
Health care facilities	294,667	178,997	64,042
Education facilities	226,335	140,514	159,929
Mass transit (includes transportation projects)	188,335	132,836	130,923
Commercial and industrial facilities	77,118	251,849	352,265
Hospitality and gaming	59,771	137,640	338,998
Sports and entertainment	55,668	27,774	24,315
Other(a)	(23,485)	43,300	66,001
Total Building segment revenue	$1,302,539	$1,242,571	$1,428,102

	Year Ended December 31,
(in thousands)	2023	2022	2021
Specialty Contractors segment revenue by end market:
Commercial and industrial facilities	$213,003	$166,286	$139,751
Mass transit (includes certain transportation and tunneling projects)	119,760	350,005	588,162
Multi-unit residential	114,516	112,944	133,085
Government	89,031	61,424	18,476
Water	85,176	79,553	90,887
Health care facilities	57,292	23,001	29,567
Other(a)	15,045	20,089	118,040
Total Specialty Contractors segment revenue	$693,823	$813,302	$1,117,968

	Year Ended December 31, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,250,740	$718,106	$316,473	$2,285,319
Federal agencies	400,782	187,199	(14,306)	573,675
Private owners(a)	232,343	397,234	391,656	1,021,233
Total revenue	$1,883,865	$1,302,539	$693,823	$3,880,227

	Year Ended December 31, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,273,639	$461,193	$332,176	$2,067,008
Federal agencies	313,791	168,307	22,705	504,803
Private owners	147,452	613,071	458,421	1,218,944
Total revenue	$1,734,882	$1,242,571	$813,302	$3,790,755

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,791,531	$363,686	$481,255	$2,636,472
Federal agencies	205,080	189,508	47,724	442,312
Private owners	99,149	874,908	588,989	1,563,046
Total revenue	$2,095,760	$1,428,102	$1,117,968	$4,641,830
___________________________________________________________________________________________________
(a)The year ended December 31, 2023 includes the negative impact of a non-cash charge of $83.6 million that resulted from an adverse legal ruling (of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment). Refer to Note 14, Business Segments, for additional details.
State and local agencies. The Company’s state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. Services provided to state and local customers are primarily pursuant to contracts awarded through competitive bidding processes. Construction services for state and local government customers have included mass-transit systems, tunnels, bridges, highways, judicial, correctional and detention facilities, schools and dormitories, health care facilities, convention centers, parking structures and other municipal buildings. The vast majority of the Company’s civil contracting and building construction services are provided in locations throughout the United States and its territories.
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

	Year Ended December 31, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,618,081	$532,950	$577,144	$2,728,175
Guaranteed maximum price(a)	(3,184)	532,538	783	530,137
Unit price	235,085	—	91,992	327,077
Cost plus fee and other	33,883	237,051	23,904	294,838
Total revenue	$1,883,865	$1,302,539	$693,823	$3,880,227

	Year Ended December 31, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,441,547	$349,318	$675,461	$2,466,326
Guaranteed maximum price	1,142	595,907	15,875	612,924
Unit price	274,293	33	85,574	359,900
Cost plus fee and other	17,900	297,313	36,392	351,605
Total revenue	$1,734,882	$1,242,571	$813,302	$3,790,755

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,815,079	$336,128	$988,941	$3,140,148
Guaranteed maximum price	2,854	888,345	14,505	905,704
Unit price	268,377	(1,373)	96,782	363,786
Cost plus fee and other	9,450	205,002	17,740	232,192
Total revenue	$2,095,760	$1,428,102	$1,117,968	$4,641,830
____________________________________________________________________________________________________
(a)The year ended December 31, 2023 includes the negative impact of a non-cash charge of $83.6 million that resulted from an adverse legal ruling (of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment). Refer to Note 14, Business Segments, for additional details.
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
Unit price. Unit price contracts are most prevalent for projects in the Civil and Specialty Contractors segments and generally commit the Company to provide an estimated or undetermined number of units or components at fixed unit prices. This approach shifts the risk of estimating the quantity of units required to the project owner, but the risk of increased cost per unit is borne by the Company, unless otherwise allowed for in the contract. Billings on unit price contracts typically occur on a monthly basis and are based on actual quantity of work performed or completed during the billing period.
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
Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the years ended December 31, 2023, 2022 and 2021 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $214.2 million, $292.3 million and $37.5 million, respectively, for various projects, reflective of the net unfavorable impact of numerous legal judgments, settlements and other project charges. Refer to Note 14, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2023, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.2 billion, $2.2 billion and $1.1 billion for the Civil, Building and Specialty Contractors segments, respectively. As of December 31, 2022, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.4 billion, $2.2 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

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
Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Retention receivable	$580,926	$585,556
Costs and estimated earnings in excess of billings:
Claims	562,646	677,367
Unapproved change orders	512,831	601,681
Other unbilled costs and profits	68,369	98,480
Total costs and estimated earnings in excess of billings	1,143,846	1,377,528
Capitalized contract costs	117,913	49,441
Total contract assets	$1,842,685	$2,012,525
Retention receivable represents amounts invoiced to customers where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retention agreements vary from project to project, and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of December 31, 2023, the amount of retention receivable estimated by management to be collected beyond one year is approximately 54% of the balance.
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 8, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of December 31, 2023 estimated by management to be collected beyond one year is approximately $549.0 million.
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the years ended December 31, 2023, 2022 and 2021, $56.9 million, $57.1 million and $47.3 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Retention payable	$223,138	$246,562
Billings in excess of costs and estimated earnings	1,103,530	975,812
Total contract liabilities	$1,326,668	$1,222,374
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected. As of December 31, 2023, the amount of retention payable estimated by management to be remitted beyond one year is approximately 46% of the balance.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the years ended December 31, 2023, 2022 and 2021 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $740.3 million, $533.5 million and $638.7 million, respectively.
5.    Income Taxes
Income (loss) before income taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
United States operations	$(232,512)	$(288,954)	$118,749
Foreign and U.S. territory operations	49,958	21,284	41,033
Total	$(182,554)	$(267,670)	$159,782
The income tax expense (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current expense (benefit):
Federal	$(178)	$(1,653)	$20,052
State	1,888	930	7,899
Foreign and U.S. territories	8,153	5,074	11,568
Total current expense:	9,863	4,351	39,519

Deferred expense (benefit):
Federal	(48,634)	(54,526)	(13,667)
State	(17,612)	(25,395)	36
Foreign and U.S. territories	1,426	472	(256)
Total deferred benefit:	(64,820)	(79,449)	(13,887)
Total expense (benefit):	$(54,957)	$(75,098)	$25,632

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table is a reconciliation of the Company’s income tax provision at the statutory federal tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax expense (benefit) at statutory tax rate	$(38,336)	21.0%	$(56,211)	21.0%	$33,554	21.0%
State income taxes, net of federal tax benefit	(10,556)	5.8	(21,784)	8.1	8,301	5.2
Share-based compensation	446	(0.2)	1,227	(0.5)	87	0.1
Officers' compensation	5,129	(2.8)	2,840	(1.1)	3,664	2.3
Noncontrolling interests	(9,795)	5.4	(3,861)	1.4	(8,872)	(5.6)
Federal R&D credits	(493)	0.3	128	—	(1,105)	(0.7)
Foreign tax rate differences	(297)	0.2	(1,438)	0.5	(625)	(0.4)
Federal claim of right credit	—	—	—	—	(8,191)	(5.1)
Valuation allowance	347	(0.2)	7,991	(3.0)	—	—
Other	(1,402)	0.6	(3,990)	1.7	(1,181)	(0.8)
Income tax expense (benefit)	$(54,957)	30.1%	$(75,098)	28.1%	$25,632	16.0%
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
The following is a summary of the significant components of the deferred tax assets and liabilities:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets:
Timing of expense recognition	$72,828	$49,939
Net operating losses	113,623	82,210
Goodwill	80	6,022
Other, net	16,113	24,105
Deferred tax assets	202,644	162,276
Valuation allowance	(9,193)	(8,846)
Net deferred tax assets	193,451	153,430

Deferred tax liabilities:
Intangible assets, due primarily to purchase accounting	(17,451)	(16,850)
Fixed assets	(54,953)	(66,130)
Construction contract accounting	(7,711)	(7,940)
Joint ventures	(16,132)	(32,983)
Other	(24,077)	(18,266)
Deferred tax liabilities	(120,324)	(142,169)

Net deferred tax assets	$73,127	$11,261
As of December 31, 2023, the Company had federal and various state net operating loss carryforwards of $299.2 million and $554.7 million, respectively. Federal net operating loss carryforwards do not have expiration dates, whereas the state net operating loss carryforwards have expiration dates ranging from 2024 to indefinite periods. As of December 31, 2022, the Company had federal and various state net operating loss carryforwards of $206.9 million and $431.0 million, respectively. As

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of December 31, 2023, the Company had federal and state tax credit carryforwards of approximately $5.9 million and $4.6 million, respectively. As of December 31, 2022, the Company had federal and state tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The Company established a valuation allowance in 2023 and 2022 as a result of the uncertainty with the future realization of certain carryforwards for capital losses, foreign tax credits and state net operating losses.
The net deferred tax assets are presented in the Consolidated Balance Sheets as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets	$74,083	$15,910
Deferred tax liabilities	(956)	(4,649)
Net deferred tax assets	$73,127	$11,261
The Company’s policy is to record interest and penalties on unrecognized tax benefits as an element of income tax expense. The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet. The total amount of gross unrecognized tax benefits as of December 31, 2023 that, if recognized, would impact the effective tax rate is $4.8 million. The Company does not expect any significant release of unrecognized tax benefits within the next twelve months.
The Company accounts for its uncertain tax positions in accordance with GAAP. The following is a reconciliation of the beginning and ending amounts of these unrecognized tax benefits for the three years ended December 31, 2023:

	As of December 31,
(in thousands)	2023	2022	2021
Beginning balance	$7,525	$7,539	$8,681
Change in tax positions of prior years	438	(416)	(1,319)
Change in tax positions of current year	(189)	625	1,000
Reduction in tax positions for statute expirations	(3,001)	(223)	(823)
Ending balance	$4,773	$7,525	$7,539
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
6.    Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through December 31, 2023:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2021	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2021	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2021	205,143	—	—	205,143
2022 activity	—	—	—	—
Goodwill as of December 31, 2022	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of December 31, 2023(a)	$205,143	$—	$—	$205,143
_____________________________________________________________________________________________________________
(a)As of December 31, 2023, accumulated impairment was $867.8 million.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company performed its annual impairment test in the fourth quarter of 2023 and concluded goodwill was not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
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
Intangible Assets
Intangible assets consist of the following:

	As of December 31, 2023				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(28,123)	(23,232)	17,895	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(200,568)	$(113,067)	$68,305

	As of December 31, 2022				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(25,886)	(23,232)	20,132	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(198,331)	$(113,067)	$70,542
Amortization expense related to amortizable intangible assets was $2.2 million, $14.5 million and $35.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Future amortization expense related to amortizable intangible assets will be approximately $2.2 million per year for the years 2024 through 2028, and $6.9 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2023. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the years ended December 31, 2023, 2022 or 2021.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Financial Commitments
Long-Term Debt
Long-term debt as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2023	2022
2017 Senior Notes	$498,410	$497,289
Term Loan B	357,744	404,169
Revolver	—	—
Equipment financing and mortgages	34,807	48,681
Other indebtedness	8,784	8,300
Total debt	899,745	958,439
Less: Current maturities(a)	117,431	70,285
Long-term debt, net	$782,314	$888,154
_____________________________________________________________________________________________________________
(a)Current maturities at December 31, 2023 included the $91.0 million principal prepayment on the Term Loan B that was made in February 2024. Current maturities at December 31, 2022 included a $44.0 million principal prepayment on the Term Loan B.
The following table reconciles the outstanding debt balances to the reported debt balances as of December 31, 2023 and 2022:

	As of December 31, 2023			As of December 31, 2022
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(1,590)	$498,410	$500,000	$(2,711)	$497,289
Term Loan B	367,154	(9,410)	357,744	415,438	(11,269)	404,169
The unamortized issuance costs related to the Revolver were $1.4 million and $1.6 million as of December 31, 2023 and 2022, respectively, and are included in other assets on the Consolidated Balance Sheets.
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “Revolver”), with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027, except that if any of the 2017 Senior Notes (defined below) remain outstanding beyond future dates specified below, the maturity of certain amounts of the Term Loan B will be accelerated (“spring-forward maturity”). As amended (see below), the spring-forward maturity provisions are as follows: (i) if on January 30, 2025, any of the 2017 Senior Notes remain outstanding, the maturity date for one tranche of the Term Loan B (representing 10.2% of the principal balance) shall be January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes) and (ii) if on April 21, 2025, any of the 2017 Senior Notes remain outstanding, the maturity date for another tranche of the Term Loan B (representing 89.8% of the principal balance) shall be April 21, 2025 (which is 10 days prior to the maturity of the 2017 Senior Notes), subject to certain further exceptions. The Revolver will mature on August 18, 2025, unless any of the 2017 Senior Notes are outstanding on January 30, 2025, in which case any extensions of credit under the Revolver will mature and the commitments under the Revolver will be reduced to zero, in each case, on January 30, 2025, subject to certain further exceptions.
On December 20, 2023, the Company amended the 2020 Credit Agreement (the “Amendment”), which modified the spring-forward maturity provision solely in respect of those Term Loan B lenders that, immediately prior to the effective date, consented to the Amendment (the “Consenting Lenders”). The Amendment extends the spring-forward maturity provision applicable to the Consenting Lenders’ portion of the Term Loan B from January 30, 2025 to April 21, 2025, so that if any of the 2017 Senior Notes are outstanding on April 21, 2025, that will be the maturity date of the portion of the Term Loan B held by the Consenting Lenders (“Tranche B” of the Term Loan B). The portion of the Term Loan B held by any non-Consenting

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lenders (“Tranche A” of the Term Loan B) and the Revolver remain unchanged and retain the spring-forward maturity of January 30, 2025 as described above. Other than in respect of the spring-forward maturity provision described in this paragraph, the terms of the Tranche A Term Loans and Tranche B Term Loans are identical, and the Amendment made no modifications to the terms of the Revolver.
The Consenting Lenders were paid a fee of 0.50% of the aggregate principal amount of the portion of the Term Loan B held by such Consenting Lenders. The fees paid to the Consenting Lenders totaled $1.7 million and are included in debt issuance costs on the Consolidated Balance Sheet at December 31, 2023.
The 2020 Credit Agreement permits the Company to repay any or all borrowings outstanding under the 2020 Credit Agreement at any time prior to maturity without penalty. The 2020 Credit Agreement requires the Company to make regularly scheduled payments of principal on the Term Loan B in quarterly installments equal to 0.25% of the initial principal amount of the Term Loan B. The 2020 Credit Agreement also requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). At December 31, 2023 and 2022, current maturities of long-term debt in the accompanying Consolidated Balance Sheets include $91.0 million and $44.0 million, respectively, of principal on the Term Loan B, relating to the mandatory prepayment provision of the 2020 Credit Agreement in respect of annual excess cash flow. The $91.0 million prepayment included in current maturities at December 31, 2023, which was due by the first week of April 2024, was paid in February 2024, and the $44.0 million included in current maturities at December 31, 2022 was paid in the second quarter of 2023.
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The weighted-average annual interest rate on borrowings under the Revolver was 11.8% during the year ended December 31, 2023.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 31, 2023, no amounts were outstanding and $175 million was available under the Revolver. The Company had not utilized the Revolver for letters of credit. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended December 31, 2023.
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
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $26.4 million and $37.0 million at December 31, 2023 and 2022, respectively, with interest rates ranging from 2.54% to 7.32% with equal monthly installment payments over periods up to 5 years. The aggregate balance of mortgage loans was approximately $8.4 million and $11.6 million at December 31, 2023 and 2022, respectively, with interest rates ranging from a fixed 2.25% to SOFR plus 2.00% and monthly installment payments over periods up to 10 years.
The following table presents the future principal payments required under all of the Company’s debt obligations, discussed above:

Year (in thousands)
2024	$117,431
2025	514,444
2026	10,336
2027	264,778
2028	747
Thereafter	3,009
910,745
Less: Unamortized discounts and issuance costs	11,000
Total	$899,745

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
Interest expense as reported in the Consolidated Statements of Operations consisted of the following:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Cash interest expense:
Interest on Term Loan B	$38,266	$27,880	$24,590
Interest on 2017 Senior Notes	34,375	34,375	34,375
Interest on Revolver	4,924	1,642	1,479
Interest on convertible notes	—	—	921
Other interest	2,134	2,044	1,905
Total cash interest expense	79,699	65,941	63,270
Non-cash interest expense(a):
Amortization of discount and debt issuance costs on Term Loan B	3,592	2,084	2,175
Amortization of debt issuance costs on 2017 Senior Notes	1,121	1,045	973
Amortization of debt issuance costs on Revolver	745	568	568
Amortization of discount and debt issuance costs on convertible notes	—	—	2,040
Total non-cash interest expense	5,458	3,697	5,756

Total interest expense	$85,157	$69,638	$69,026
_____________________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and Term Loan B were 7.13% and 11.16%, respectively, for the year ended December 31, 2023.
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
A description of the material pending legal proceedings, other than ordinary routine litigation incidental to the business is as follows:
Alaskan Way Viaduct Matter
In January 2011, Seattle Tunnel Partners (“STP”), a joint venture between Dragados USA, Inc. and the Company, entered into a design-build contract with the Washington State Department of Transportation (“WSDOT”) for the construction of a large-

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
diameter bored tunnel in downtown Seattle, King County, Washington to replace the Alaskan Way Viaduct, also known as State Route 99. The Company has a 45% interest in STP.
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
In April and September 2018, rulings received on pre-trial motions limited some of the potential recoveries under the Policy for STP, WSDOT and Hitachi. On August 2, 2021, the Court of Appeals reversed in part certain of those limitations but affirmed other parts of those rulings. On September 15, 2022, the Washington Supreme Court affirmed the decision of the Court of Appeals, which limits recovery of certain damages under the Policy. Based on the rulings of the Court of Appeals, the case will continue for adjudication on the remaining facts and legal issues, including the number of covered occurrences which could increase the amount of available coverage under the Policy and the amount of investigative costs that are subject to the Policy limits. STP also has claims for costs, fees, pre-judgment interest and extra-contractual and statutory claims, which are not subject to the Policy limits. The case has been scheduled for trial commencing September 23, 2024.
In addition, STP has a pending case in the Washington Superior Court against HNTB Corporation (“HNTB”), its design firm on the project, wherein STP alleges that HNTB is liable for providing design services that resulted in the TBM striking the steel pipe described above and for additional steel quantity costs associated with the project. STP’s complaint seeks in excess of $640 million. The case is scheduled for trial to commence on April 27, 2025.
With respect to STP’s direct and indirect claims against the Insurers and HNTB, management has included in receivables an estimate of the total anticipated recovery concluded to be probable.
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
Separately, on July 2, 2018, TPBC filed a lawsuit against the Port Authority, as owner of the project, seeking the same $113 million in damages pursuant to the lease agreement between the Port Authority and the Developer. On August 20, 2018, the Port Authority filed a motion to dismiss all causes of action, which was denied by the court on July 1, 2019. The Port Authority appealed this decision on July 15, 2019. On February 18, 2021, the Appellate Division affirmed in part and reversed in part the trial court's denial of the Port Authority's motion to dismiss TPBC’s causes of action. On April 11, 2022, the court granted the Port Authority’s motion to dismiss on statutory notice grounds. The Company filed a notice of appeal on April 28, 2022, which was fully briefed, and was argued on September 21, 2023. On November 14, 2023, the Appellate Division affirmed the dismissal of the lawsuit. This lawsuit is now concluded.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Management has made an estimate of the total anticipated recovery of TPBC’s claims against the individual owners of the Developer on this project, and such estimate is included in revenue recorded to date.
9.    Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2023, the Company’s operating leases have remaining lease terms ranging from less than one year to 15 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
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
The following table presents components of lease expense for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
(in thousands)	2023	2022
Operating lease expense	$14,416	$15,278
Short-term lease expense(a)	54,451	57,713
	68,867	72,991
Less: Sublease income	788	766
Total lease expense	$68,079	$72,225
_____________________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

		As of December 31,
(dollars in thousands)	Balance Sheet Line Item	2023	2022
Assets
ROU assets	Other assets	$48,878	$50,825
Total lease assets		$48,878	$50,825
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$6,275	$6,709
Long-term lease liabilities	Other long-term liabilities	47,781	49,176
Total lease liabilities		$54,056	$55,885
Weighted-average remaining lease term		10.3 years	11.0 years
Weighted-average discount rate		12.13%	11.77%

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	As of December 31,
(in thousands)	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(14,733)	$(14,247)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$6,465	$16,349
The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2023:

Year (in thousands)	Operating Leases
2024	$11,975
2025	10,622
2026	8,785
2027	7,349
2028	7,229
Thereafter	51,213
Total lease payments	97,173
Less: Imputed interest	43,117
Total	$54,056

10.    Share-Based Compensation
On April 10, 2018, the Company adopted the Tutor Perini Corporation Omnibus Incentive Plan (the “Current Plan”), which was approved by the Company’s shareholders on May 23, 2018. The Current Plan effected the merger of the Company’s Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan, as amended and restated on October 2, 2014 (the “2014 Plan”) and the Tutor Perini Corporation Incentive Compensation Plan adopted on April 3, 2017 (the “2017 Plan,” together with the 2014 Plan and the Current Plan, the “Plans”). As of December 31, 2023, there were 987,001 shares of common stock available for grant under the Company’s Current Plan. As of December 31, 2023, the Plans had an aggregate of 2,682,894 RSUs and stock options from outstanding, historical awards that either have not vested or have vested but have not been exercised. Any awards that were granted under the Plans that are forfeited, cancelled or held back for net settlement will become available to be issued under the Current Plan.
The terms of the Plans give the Company the right to settle the vesting of RSU grants in cash or shares. CPSU and DCA grants must only be settled in cash.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes RSU, stock option, CPSU and DCA activity:

	RSUs		Stock Options		CPSUs		DCAs
	Number	Weighted- Average Grant Date Fair Value Per Share	Number	Weighted- Average Exercise/ (Strike) Price Per Share	Number	Weighted- Average Grant Date Fair Value Per Unit	Number	Weighted- Average Grant Date Fair Value Per Unit
Outstanding as of December 31, 2020	1,035,000	$21.85	2,275,265	$20.13	—	$—	—	$—
Granted	678,851	16.26	100,000	19.24	398,852	20.39	—	—
Expired or cancelled	(155,000)	15.37	(202,500)	20.07	—	—	—	—
Vested/exercised	(370,000)	23.53	(5,000)	13.32	—	—	—	—
Outstanding as of December 31, 2021	1,188,851	$18.98	2,167,765	$20.11	398,852	$20.39	—	$—
Granted	375,769	10.53	—	—	415,768	12.99	100,000	6.99
Expired or cancelled	(42,500)	19.27	(542,500)	11.66	—	—	—	—
Vested/exercised	(415,450)	20.14	—	—	—	—	—	—
Outstanding as of December 31, 2022	1,106,670	$15.66	1,625,265	$22.93	814,620	$16.61	100,000	$6.99
Granted	590,188	8.66	—	—	901,541	11.18	214,379	8.43
Expired or cancelled	(45,000)	16.19	(190,000)	19.88	(380,782)	20.37	—	—
Vested/exercised	(404,229)	15.75	—	—	(150,696)	11.98	(30,000)	8.98
Outstanding as of December 31, 2023	1,247,629	$12.30	1,435,265	$23.33	1,184,683	$11.86	284,379	$7.87
Vested and expected to vest at December 31, 2023	1,197,629	$11.85	1,385,265	$23.48	603,821	$11.68	284,379	$7.87
Included in the above table are certain RSU grants which are classified as liabilities in accordance with ASC 718 because they contain a guaranteed minimum payout. These awards may be performance-based or time-based and may be settled in shares of the Company's stock, cash or a combination thereof, at the Company's discretion. As of December 31, 2023 and 2022, there were 50,000 and 125,000 RSUs with guaranteed minimum payouts outstanding, with weighted-average grant date fair values per share of $26.32 and $26.33, respectively.
The Company recognized liabilities for CPSUs, RSUs with guaranteed minimum payouts and DCAs totaling approximately $4.9 million and $2.1 million as of December 31, 2023 and 2022, respectively. The Company paid approximately $2.8 million in 2023, $3.6 million in 2022 and $0.3 million in 2021 to settle certain awards.
The following table summarizes unrestricted stock awards, which are generally issued to the non-employee members of the Company’s Board of Directors as part of their annual retainer fees:

	Unrestricted Stock Awards
Year	Number	Weighted-Average Grant Date Fair Value Per Share
2021	101,894	$15.47
2022	165,030	10.63
2023	302,112	5.66
The fair value of unrestricted stock awards issued during 2023, 2022 and 2021 was approximately $1.7 million, $1.8 million and $1.6 million, respectively.
The fair value of RSUs that vested during 2023, 2022 and 2021 was approximately $4.1 million, $5.7 million and $5.3 million, respectively. The fair value of CPSUs and DCAs that vested during 2023 was approximately $1.1 million and $0.2 million, respectively. There were no CPSUs or DCAs that vested during 2022 or 2021. As of December 31, 2023, the balance of unamortized RSU, CPSU and DCA expense was $7.2 million, $4.4 million and $1.6 million, respectively, which is expected to be recognized over weighted-average periods of 1.6 years for RSUs, 1.9 years for CPSUs and 2.3 years for DCAs. As of December 31, 2023, the remaining balance of unamortized stock option expense was immaterial.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 1,435,265 outstanding stock options as of December 31, 2023 had an intrinsic value of zero and a weighted-average remaining contractual life of 2.9 years. Of those outstanding options: (1) 1,335,265 were exercisable with an intrinsic value of zero, a weighted-average exercise price of $23.64 per share and a weighted-average remaining contractual life of 2.6 years; (2) 100,000 have not vested and have no intrinsic value, a weighted-average exercise price of $19.24 per share and a weighted-average remaining contractual life of 7.2 years.
No options were granted in either 2023 and 2022. The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model for grants made in the year ended December 31, 2021 were as follows:

Year Ended December 31,
2021
Total stock options granted	100,000
Weighted-average grant date fair value	$15.21
Weighted-average assumptions:
Risk-free rate	1.4%
Expected life of options(a)	6.5 years
Expected volatility(b)	73.7%
Expected quarterly dividends	$—
_____________________________________________________________________________________________________________
(a)Calculated using the simplified method due to the terms of the stock options and the limited pool of grantees.
(b)Calculated using historical volatility of the Company’s common stock over periods commensurate with the expected life of the option.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements for employees of $10.5 million, $7.4 million and $10.0 million, respectively. Additionally for the same periods, the Company recognized as part of general and administrative expenses, costs for share-based awards to non-employee directors of $1.7 million, $1.6 million and $1.6 million, respectively. The aggregate tax benefits for these awards were approximately $0.3 million, $0.9 million and $1.2 million, for the respective periods. During the year ended December 31, 2023, share-based compensation was reduced by $0.5 million due to the modification of certain share-based awards. The modifications related to the separation of certain employees from the Company. The modifications also resulted in a modification-date fair value totaling $0.4 million which will be amortized as share-based compensation expense through March 2024.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The pension plan’s assets are managed by a third-party investment manager. The Company monitors investment performance and risk on an ongoing basis.
The following table sets forth a summary of net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Interest cost	$3,839	$2,594	$2,349
Service cost	1,000	945	935
Expected return on plan assets	(3,875)	(3,890)	(3,976)
Recognized net actuarial losses	1,699	2,571	2,860
Net periodic benefit cost	$2,663	$2,220	$2,168
Actuarial assumptions used to determine net cost:
Discount rate	5.16%	2.65%	2.24%
Expected return on assets	6.25%	5.75%	5.75%
Rate of increase in compensation	N/A	N/A	N/A
The target asset allocation for the Company’s pension plan by asset category for 2024 and the actual asset allocation as of December 31, 2023 and 2022 by asset category are as follows:

	Percentage of Plan Assets as of December 31,
	Target Allocation 2024
		Actual Allocation
Asset Category		2023	2022
Cash	5%	6%	5%
Equity funds:
Domestic	42	43	46
International	18	18	20
Fixed income funds	35	33	29
Total	100%	100%	100%
The Company expects to contribute approximately $2.4 million to its defined benefit pension plan in 2024.
Future benefit payments under the plans for the next ten years are estimated as follows:

(in thousands)
Year ended December 31,
2024	$6,806
2025	6,726
2026	6,652
2027	6,531
2028	6,382
2029-2033	28,923
Total	$62,020

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2023 and 2022, and a summary of the funded status as of December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Change in Fair Value of Plan Assets
Balance at beginning of year	$56,157	$73,375
Actual return on plan assets	7,917	(10,865)
Company contribution	1,526	242
Benefit payments	(7,718)	(6,595)
Balance at end of year	$57,882	$56,157

	Year Ended December 31,
(in thousands)	2023	2022
Change in Benefit Obligations
Balance at beginning of year	$79,058	$101,526
Interest cost	3,839	2,594
Service cost	1,000	945
Assumption change (gain) loss	1,281	(19,712)
Actuarial (gain) loss	(17)	300
Benefit payments	(7,718)	(6,595)
Balance at end of year	$77,443	$79,058

	As of December 31,
(in thousands)	2023	2022
Funded status	$(19,561)	$(22,901)
Net unfunded amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(309)	$(275)
Long-term liabilities	(19,252)	(22,626)
Total net unfunded amount recognized in Consolidated Balance Sheets	$(19,561)	$(22,901)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss consist of net actuarial losses before income taxes of $44.8 million and $49.3 million as of December 31, 2023 and 2022, respectively.
The discount rate used in determining the accumulated post-retirement benefit obligation was 5.0% and 5.2% as of December 31, 2023 and 2022, respectively. The discount rate used for the accumulated post-retirement obligation was derived using a blend of U.S. Treasury and high-quality corporate bond discount rates.
The expected long-term rate of return on assets assumption was 6.3% for both 2023 and 2022. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the plans’ target asset allocation and full availability of invested assets.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the pension plan assets at fair value in accordance with the fair value hierarchy described in Note 12:

	As of December 31, 2023				As of December 31, 2022
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,464	$—	$—	$3,464	$2,757	$—	$—	$2,757
Fixed income funds	1,520	3,063	—	4,583	1,564	2,872	—	4,436
Mutual funds	41,687	—	—	41,687	37,364	—	—	37,364
	$46,671	$3,063	$—	$49,734	$41,685	$2,872	$—	$44,557
Closely held funds(a)
Equity partnerships				3,826				4,078
Hedge fund investments				4,322				7,522
Total closely held funds(a)				8,148				11,600
Total	$46,671	$3,063	$—	$57,882	$41,685	$2,872	$—	$56,157
_____________________________________________________________________________________________________________
(a)The pension plan’s investments in closely held funds are not categorized in the fair value hierarchy because they are measured at NAV using the practical expedient under ASC 820, Fair Value Measurement (“ASC 820”). The underlying holdings of closely held funds were composed of a combination of Level 1, 2 and 3 investments, and in some cases, may also include investments not categorized in the fair value hierarchy because they are measured at NAV using the practical expedient, as described above.
As of December 31, 2023 and 2022, pension plan assets included approximately $8.1 million and $11.6 million, respectively, of investments in hedge funds and equity partnerships which do not have readily determinable fair values. The underlying holdings of the funds were composed of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.
The plans have benefit obligations in excess of the fair value of each plan’s assets as follows:

	As of December 31, 2023			As of December 31, 2022
(in thousands)	Pension Plan	Benefit Equalization Plan	Total	Pension Plan	Benefit Equalization Plan	Total
Projected benefit obligation	$74,831	$2,612	$77,443	$76,729	$2,329	$79,058
Accumulated benefit obligation	$74,831	$2,612	$77,443	$76,729	$2,329	$79,058
Fair value of plans' assets	57,882	—	57,882	56,157	—	56,157
Projected benefit obligation greater than fair value of plans' assets	$16,949	$2,612	$19,561	$20,572	$2,329	$22,901
Accumulated benefit obligation greater than fair value of plans' assets	$16,949	$2,612	$19,561	$20,572	$2,329	$22,901
Section 401(k) Plan
The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The cost recognized by the Company for its 401(k) plan was $4.1 million in both 2023 and 2022 and $4.4 million in 2021. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined by the plan.
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
The following table summarizes key information for the plans that the Company made significant contributions to during the three years ended December 31, 2023:

		Pension Protections Act Zone Status		FIP/RP Status Pending or Implemented(a)	Company Contributions (amounts in millions)						Expiration Date of Collective Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2023	2022		2023(b)	2022		2021		Surcharge Imposed
The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund	13-6123601/001	Green	Green	N/A	$4.2	$6.7		$9.5	(c)	No	4/15/2025
Carpenters Pension Trust Fund for Northern California	94-6050970	Red	Red	Implemented	2.5	2.4		2.9		No	6/30/2027
Excavators Union Local 731 Pension Fund	13-1809825/002	Green	Green	N/A	2.4	4.0		4.0		No	4/30/2026
Operating Engineers Pension Trust	95-6032478	Green	Yellow	N/A	2.4	3.4		2.4		No	6/30/2025
Construction Laborers Pension Trust for Southern California	95-6031812	Green	Green	N/A	2.1	3.4		2.8		No	6/30/2026
Joint Pension Fund, Local Union 164 IBEW	22-6031199	Green	Green	N/A	1.4	6.4	(c)	6.8	(c)	No	4/30/2026
_____________________________________________________________________________________________________________
(a)The “FIP/RP Status Pending or Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or implemented.
(b)The Company's contributions as a percentage of total plan contributions were not available for the 2023 plan year for any of the above pension funds.
(c)These amounts exceeded 5% of the respective total plan contributions.
In addition to the individually significant plans described above, the Company also contributed approximately $33.8 million in 2023, $32.3 million in 2022 and $41.2 million in 2021 to other multiemployer pension plans. Funding for these payments is principally provided for in the contracts with our customers.
12.    Fair Value Measurements
The fair value hierarchy established by ASC 820 prioritizes the use of inputs used in valuation techniques into the following three levels:
•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•Level 3 inputs are unobservable
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	As of December 31, 2023				As of December 31, 2022
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$380,564	$—	$—	$380,564	$259,351	$—	$—	$259,351
Restricted cash(a)	14,116	—	—	14,116	14,480	—	—	14,480
Restricted investments(b)	—	130,287	—	130,287	—	91,556	—	91,556
Investments in lieu of retention(c)	19,988	86,961	—	106,949	20,100	68,228	—	88,328
Total	$414,668	$217,248	$—	$631,916	$293,931	$159,784	$—	$453,715
_____________________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of December 31, 2023 and 2022, consist of AFS debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of December 31, 2023 and 2022, and are composed of money market funds of $20.0 million and $20.1 million, respectively, and AFS debt securities of $87.0 million and $68.2 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in AFS debt securities consisted of the following as of December 31, 2023 and 2022:

	As of December 31, 2023				As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$95,903	$762	$(2,202)	$94,463	$53,452	$1	$(3,550)	$49,903
U.S. government agency securities	29,082	18	(1,054)	28,046	34,920	13	(1,688)	33,245
Municipal bonds	8,227	5	(914)	7,318	9,211	—	(1,257)	7,954
Corporate certificates of deposit	498	—	(38)	460	507	—	(53)	454
Total restricted investments	133,710	785	(4,208)	130,287	98,090	14	(6,548)	91,556

Investments in lieu of retention:
Corporate debt securities	87,601	246	(1,950)	85,897	70,968	1	(3,724)	67,245
Municipal bonds	823	241	—	1,064	818	165	—	983
Total investments in lieu of retention	88,424	487	(1,950)	86,961	71,786	166	(3,724)	68,228

Total AFS debt securities	$222,134	$1,272	$(6,158)	$217,248	$169,876	$180	$(10,272)	$159,784

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022:

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$4,971	$(3)	$40,649	$(2,199)	$45,620	$(2,202)
U.S. government agency securities	1,280	(4)	22,858	(1,050)	24,138	(1,054)
Municipal bonds	99	(2)	7,038	(912)	7,137	(914)
Corporate certificates of deposit	—	—	460	(38)	460	(38)
Total restricted investments	6,350	(9)	71,005	(4,199)	77,355	(4,208)

Investments in lieu of retention:
Corporate debt securities	11,398	(55)	49,726	(1,895)	61,124	(1,950)
Total investments in lieu of retention	11,398	(55)	49,726	(1,895)	61,124	(1,950)

Total AFS debt securities	$17,748	$(64)	$120,731	$(6,094)	$138,479	$(6,158)

	As of December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$23,559	$(733)	$25,842	$(2,817)	$49,401	$(3,550)
U.S. government agency securities	24,834	(939)	5,593	(749)	30,427	(1,688)
Municipal bonds	4,998	(672)	2,956	(585)	7,954	(1,257)
Corporate certificates of deposit	63	(12)	391	(41)	454	(53)
Total restricted investments	53,454	(2,356)	34,782	(4,192)	88,236	(6,548)

Investments in lieu of retention:
Corporate debt securities	34,553	(843)	32,391	(2,881)	66,944	(3,724)
Total investments in lieu of retention	34,553	(843)	32,391	(2,881)	66,944	(3,724)

Total AFS debt securities	$88,007	$(3,199)	$67,173	$(7,073)	$155,180	$(10,272)
The amortized cost and fair value of AFS debt securities by contractual maturity as of December 31, 2023 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$32,586	$32,241
Due after one year through five years	179,451	175,907
Due after five years	10,097	9,100
Total	$222,134	$217,248
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $490.9 million and $439.7 million as of December 31, 2023 and 2022, respectively. The fair

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
values of the 2017 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $358.9 million and $389.5 million as of December 31, 2023 and 2022, respectively. The fair values of the Term Loan B were determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of December 31, 2023 and 2022.
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
As of December 31, 2023, the Company had unconsolidated VIE-related current assets and liabilities of $0.5 million and $0.1 million, respectively, included in the Company’s Consolidated Balance Sheets. As of December 31, 2022, the Company had unconsolidated VIE-related current assets of $0.4 million included in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of December 31, 2023.
As of December 31, 2023, the Company’s Consolidated Balance Sheets included current and noncurrent assets of $503.1 million and $35.1 million, respectively, as well as current liabilities of $505.0 million related to the operations of its consolidated VIEs. As of December 31, 2022, the Company’s Consolidated Balance Sheets included current and noncurrent assets of $527.3 million and $22.4 million, respectively, as well as current liabilities of $567.3 million related to the operations of its consolidated VIEs.
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
The Building segment has significant experience providing services for private and public works customers in a number of specialized building markets, including: hospitality and gaming, transportation, health care, commercial offices, government facilities, sports and entertainment, education, correctional and detention facilities, biotech, pharmaceutical, industrial and technology.
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
The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2023, 2022 and 2021:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total	Corporate		Consolidated Total
Year ended December 31, 2023
Total revenue	$1,971,194	$1,302,636	$694,038	$3,967,868	$—		$3,967,868
Elimination of intersegment revenue	(87,329)	(97)	(215)	(87,641)	—		(87,641)
Revenue from external customers	$1,883,865	$1,302,539	$693,823	$3,880,227	$—		$3,880,227
Income (loss) from construction operations(a)	$198,609	$(91,206)	$(144,822)	$(37,419)	$(77,178)	(b)	$(114,597)
Capital expenditures	$41,318	$3,932	$1,250	$46,500	$6,453		$52,953
Depreciation and amortization(c)	$31,685	$2,227	$2,445	$36,357	$8,872		$45,229
Year ended December 31, 2022
Total revenue	$1,956,968	$1,305,468	$813,531	$4,075,967	$—		$4,075,967
Elimination of intersegment revenue	(222,086)	(62,897)	(229)	(285,212)	—		(285,212)
Revenue from external customers	$1,734,882	$1,242,571	$813,302	$3,790,755	$—		$3,790,755
Income (loss) from construction operations(d)	$21,123	$7,166	$(168,019)	$(139,730)	$(65,034)	(b)	$(204,764)
Capital expenditures	$49,819	$2,333	$2,545	$54,697	$5,083		$59,780
Depreciation and amortization(c)	$51,123	$1,713	$2,098	$54,934	$9,430		$64,364
Year ended December 31, 2021
Total revenue	$2,443,828	$1,574,759	$1,120,115	$5,138,702	$—		$5,138,702
Elimination of intersegment revenue	(348,068)	(146,657)	(2,147)	(496,872)	—		(496,872)
Revenue from external customers	$2,095,760	$1,428,102	$1,117,968	$4,641,830	$—		$4,641,830
Income (loss) from construction operations(e)	$266,214	$28,721	$(9,961)	$284,974	$(58,170)	(b)	$226,804
Capital expenditures	$37,067	$359	$476	$37,902	$692		$38,594
Depreciation and amortization(c)	$102,723	$1,677	$3,316	$107,716	$10,513		$118,229
_____________________________________________________________________________________________________________

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(a)During the year ended December 31, 2023, the Company’s income (loss) from construction operations in the Civil segment was impacted by net unfavorable adjustments related to a settlement that impacted multiple components of a mass-transit project in California. The settlement resolved certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million ($17.0 million, or $0.33 per diluted share, after tax) to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million ($7.1 million, or $0.14 per diluted share, after tax) on the other component of the project that has substantial scope of work remaining. As a result of the settlement, the net unfavorable impact to the period from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project. The Civil segment was also adversely impacted by unfavorable adjustments of $12.8 million ($9.4 million, or $0.18 per diluted share, after tax) on a completed highway project in Virginia due to changes in estimates that resulted from progress in the dispute resolution process, partially offset by net favorable adjustments of $19.0 million ($15.2 million, or $0.29 per diluted share, after tax) for a project on the West Coast that primarily resulted from a favorable impact of $58.1 million on the settlement of change orders and changes in estimates due to improved performance, partially offset by a temporary unfavorable non-cash impact of $40.7 million resulting from the successful negotiation of significant lower margin (and lower risk) change orders which increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage.

The Company’s income (loss) from operations in the Building segment was adversely impacted an unfavorable adjustment of $14.6 million ($10.7 million, or $0.21 per diluted share, after tax) on a government building project in Florida primarily due to increased costs associated with an external subcontractor.

The Company’s income (loss) from operations in the Specialty Contractors segment was adversely impacted by $62.2 million ($45.7 million, or $0.88 per diluted share, after tax) of unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of a completed transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations; a non-cash charge of $24.7 million ($18.1 million, or $0.35 per diluted share, after tax) that resulted from an adverse legal ruling on an educational facilities project in New York; an unfavorable adjustment of $16.9 million ($12.4 million, or $0.24 per diluted share, after tax) on a multi-unit residential project in New York due to changes in estimates resulting from incremental costs to complete the project and ongoing negotiations on unapproved change orders; and a $9.4 million ($6.9 million, or $0.13 per diluted share, after tax) unfavorable adjustment due to a settlement on a mass-transit project in California.

The Company’s income (loss) from construction operations was also unfavorably impacted by an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million ($60.8 million, or $1.17 per diluted share, after-tax), of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment, as well as an unfavorable adjustment of $28.3 million ($22.2 million, or $0.43 per diluted share, after tax) on a completed transportation project in the Northeast, split evenly between the Civil and Building segments, primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the year ended December 31, 2022, the Company’s income (loss) from construction operations in the Civil segment was adversely impacted by $38.8 million ($30.7 million, or $0.60 per diluted share, after tax) for a project on the West Coast, which resulted from the successful negotiation of significant lower margin (and lower risk) change orders that increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage; $26.2 million ($18.9 million, or $0.37 per diluted share, after tax) of unfavorable non-cash adjustments on a completed highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling; a non-cash charge of $25.5 million ($18.4 million, or $0.36 per diluted share, after tax) due to an adverse legal ruling on a dispute related to a completed bridge project in New York; $24.7 million ($17.9 million, or $0.35 per diluted share, after tax) of unfavorable adjustments on a mass-transit project in California; a $16.2 million ($11.7 million, or $0.23 per diluted share, after tax) unfavorable non-cash impact related to the settlement of a long-disputed, completed project in Maryland; and an unfavorable non-cash adjustment of $10.0 million ($7.2 million, or $0.14 per diluted share, after tax) due to a ruling in ongoing dispute resolution proceedings on a mass-transit project in the Northeast. The Company’s income (loss) from construction operations was favorably impacted by a project close-out adjustment of $12.7 million ($9.1 million, or $0.18 per diluted share, after tax) on a bridge project in the Midwest.

The Company’s income (loss) from operations was also negatively impacted by an unfavorable adjustment of $31.4 million ($24.4 million, or $0.48 per diluted share, after tax) split evenly between the Civil and Building segments due to changes in

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimates on a transportation project in the Northeast. The Building segment was also adversely impacted by an unfavorable adjustment of $11.3 million ($8.1 million, or $0.16 per diluted share, after tax) resulting from an adverse legal ruling on a hospitality project in Florida.

The Company’s income (loss) from operations in the Specialty Contractors segment was adversely impacted by $46.2 million ($33.5 million, or $0.65 per diluted share, after tax) due to unfavorable adjustments related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies, as well as growth in unapproved change orders on the electrical component of a transportation project in the Northeast; an unfavorable non-cash impact of $43.2 million ($31.4 million, or $0.61 per diluted share, after tax) related to an adverse appellate court decision involving the electrical component of a completed mass-transit project in New York; a non-cash charge of $17.8 million ($12.9 million, or $0.25 per diluted share, after tax) that increased cost of operations associated with the partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York; an $11.3 million ($8.2 million, or $0.16 per diluted share, after tax) unfavorable non-cash adjustment on a mechanical project in the Northeast as a result of settlements on previously disputed items and $11.1 million ($8.0 million, or $0.16 per diluted share, after tax) of unfavorable non-cash adjustments on another mechanical project, also in the Northeast.
(e)During the year ended December 31, 2021, the Company recognized favorable adjustments in income (loss) from construction operations in the Civil segment of $29.0 million ($20.9 million, or $0.41 per diluted share, after tax) and $16.3 million ($13.5 million, or $0.26 per diluted share, after tax) on two mass-transit projects, reflecting improved profitability as a result of the negotiation and settlement of certain change orders and the associated mitigation of certain risks in 2021 as the projects progressed towards completion.

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
The above were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.
Total assets by segment were as follows:

	As of December 31,
(in thousands)	2023	2022
Civil	$3,539,608	$3,402,934
Building	898,902	898,816
Specialty Contractors	307,171	483,535
Corporate and other(a)	(315,825)	(242,485)
Total assets	$4,429,856	$4,542,800
_____________________________________________________________________________________________________________
(a)    Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.
Geographic Information
Information concerning principal geographic areas is as follows:

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue:
United States	$3,437,971	$3,424,574	$4,267,734
Foreign and U.S. territories	442,256	366,181	374,096
Total revenue	$3,880,227	$3,790,755	$4,641,830

	As of December 31,
(in thousands)	2023	2022
Assets:
United States	$3,998,470	$4,199,604
Foreign and U.S. territories	431,386	343,196
Total assets	$4,429,856	$4,542,800

Major Customer
Revenue from a single customer with multiple projects impacting the Civil, Building and Specialty Contractors segments represented 16.3% of the Company’s consolidated revenue for both years ended December 31, 2023 and 2022.
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income (loss) from construction operations	$(114,597)	$(204,764)	$226,804
Other income, net	17,200	6,732	2,004
Interest expense	(85,157)	(69,638)	(69,026)
Income (loss) before income taxes	$(182,554)	$(267,670)	$159,782
15.    Related Party Transactions
The Company leases, at market rates, certain facilities from an entity owned by Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer. Under these leases, the Company paid $3.9 million in 2023, $3.8 million in 2022 and $3.6 million in 2021, and recognized expense of $4.1 million in 2023, and $4.6 million in both 2022 and 2021. In addition, on November 4, 2022, the Company purchased a property from another entity owned by Mr. Tutor. The Company paid $4.1 million for this property, which is the amount that Mr. Tutor paid to acquire the property from an unrelated third party shortly before the Company decided that it wanted to own and operate the property. The Company is currently developing the property into an equipment yard. When this new equipment yard is ready to be used by the Company, the Company will terminate its existing lease for another equipment yard that it currently leases from an entity owned by Mr. Tutor. Mr. Tutor has agreed that the Company will be entitled to terminate the existing lease at no incremental cost to the Company (and without having to pay rent for the unused, remaining term of the existing lease, which runs through July 2038).
Raymond R. Oneglia, Vice Chairman of the Board of Directors of O&G, is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. During the three years ended December 31, 2023, the Company had active joint ventures with O&G including two infrastructure projects in the northeastern United States that were completed in 2017 and two mass-transit projects in Los Angeles, California to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations), in which the Company’s and O&G’s joint venture interests are 75% and 25%, respectively. O&G may provide equipment and services to these joint ventures on customary trade terms; there were no material payments made by these joint ventures to O&G for services and equipment during the years ended December 31, 2023, 2022 and 2021.
Peter Arkley, President of Alliant Retail Property and Casualty for Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance-related services. The associated expenses for services provided

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for the years ended December 31, 2023, 2022 and 2021 were $15.3 million, $11.4 million and $16.4 million, respectively. The Company owed Alliant $0.3 million and $1.6 million as of December 31, 2023 and 2022, respectively, for services rendered.