Form 10-Q
period 2024-03-31
TUTOR PERINI CORP
filed 2024-04-25
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at April 18, 2024 was 52,284,162.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per common share amounts)	2024	2023
REVENUE	$1,048,987	$776,300
COST OF OPERATIONS	(933,736)	(800,469)
GROSS PROFIT (LOSS)	115,251	(24,169)
General and administrative expenses	(66,445)	(57,776)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	48,806	(81,945)
Other income, net	5,311	6,417
Interest expense	(19,307)	(21,513)
INCOME (LOSS) BEFORE INCOME TAXES	34,810	(97,041)
Income tax (expense) benefit	(7,308)	48,112
NET INCOME (LOSS)	27,502	(48,929)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11,742	267
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$15,760	$(49,196)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.30	$(0.95)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.30	$(0.95)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,092	51,551
DILUTED	52,515	51,551
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2024	2023
NET INCOME (LOSS)	$27,502	$(48,929)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	321	301
Foreign currency translation adjustments	(927)	250
Unrealized gain (loss) in fair value of investments	(236)	1,329
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(842)	1,880

COMPREHENSIVE INCOME (LOSS)	26,660	(47,049)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11,275	420
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$15,385	$(47,469)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of March 31, 2024	As of December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($171,727 and $173,118 related to variable interest entities (“VIEs”))	$358,304	$380,564
Restricted cash	14,749	14,116
Restricted investments	130,499	130,287
Accounts receivable ($51,822 and $84,014 related to VIEs)	1,057,229	1,054,014
Retention receivable ($154,951 and $161,187 related to VIEs)	550,224	580,926
Costs and estimated earnings in excess of billings ($72,566 and $58,089 related to VIEs)	1,156,571	1,143,846
Other current assets ($22,155 and $26,725 related to VIEs)	199,138	217,601
Total current assets	3,466,714	3,521,354
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $546,716 and $534,171 (net P&E of $33,813 and $35,135 related to VIEs)	438,605	441,291
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	67,746	68,305
DEFERRED INCOME TAXES	69,737	74,083
OTHER ASSETS	122,462	119,680
TOTAL ASSETS	$4,370,407	$4,429,856

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$21,109	$117,431
Accounts payable ($23,199 and $24,160 related to VIEs)	600,190	466,545
Retention payable ($22,011 and $22,841 related to VIEs)	227,731	223,138
Billings in excess of costs and estimated earnings ($425,410 and $439,759 related to VIEs)	1,002,268	1,103,530
Accrued expenses and other current liabilities ($10,572 and $18,206 related to VIEs)	191,909	214,309
Total current liabilities	2,043,207	2,124,953
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $9,389 and $11,000	780,058	782,314
OTHER LONG-TERM LIABILITIES	243,908	238,678
TOTAL LIABILITIES	3,067,173	3,145,945
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 52,284,162 and 52,025,497 shares	52,284	52,025
Additional paid-in capital	1,146,008	1,146,204
Retained earnings	148,906	133,146
Accumulated other comprehensive loss	(40,162)	(39,787)
Total stockholders' equity	1,307,036	1,291,588
Noncontrolling interests	(3,802)	(7,677)
TOTAL EQUITY	1,303,234	1,283,911
TOTAL LIABILITIES AND EQUITY	$4,370,407	$4,429,856
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$27,502	$(48,929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,023	9,849
Amortization of intangible assets	559	559
Share-based compensation expense	5,524	3,071
Change in debt discounts and deferred debt issuance costs	1,806	1,004
Deferred income taxes	3,494	(86,265)
Gain on sale of property and equipment	(227)	(4,975)
Changes in other components of working capital	47,173	148,182
Other long-term liabilities	790	(2,256)
Other, net	(1,370)	1,088
NET CASH PROVIDED BY OPERATING ACTIVITIES	98,274	21,328

Cash Flows from Investing Activities:
Acquisition of property and equipment	(10,434)	(17,796)
Proceeds from sale of property and equipment	628	6,540
Investments in securities	(12,045)	(386)
Proceeds from maturities and sales of investments in securities	11,530	4,755
NET CASH USED IN INVESTING ACTIVITIES	(10,321)	(6,887)

Cash Flows from Financing Activities:
Proceeds from debt	—	259,500
Repayment of debt	(100,188)	(238,101)
Cash payments related to share-based compensation	(1,440)	(123)
Distributions paid to noncontrolling interests	(7,400)	(8,500)
Contributions from noncontrolling interests	—	2,000
Debt issuance, extinguishment and modification costs	(552)	(407)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(109,580)	14,369

Net increase (decrease) in cash, cash equivalents and restricted cash	(21,627)	28,810
Cash, cash equivalents and restricted cash at beginning of period	394,680	273,831
Cash, cash equivalents and restricted cash at end of period	$373,053	$302,641
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 may not be indicative of the results that will be achieved for the full year ending December 31, 2024.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 31, 2024 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
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
(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$252,516	$188,460
Military facilities	105,144	85,567
Commercial and industrial sites	39,490	22,726
Bridges	27,672	30,645
Power and energy	26,198	10,176
Other	21,145	12,296
Total Civil segment revenue	$472,165	$349,870

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2024	2023
Building segment revenue by end market:
Government	$130,611	$89,620
Health care facilities	111,987	50,417
Education facilities	68,159	48,077
Mass transit (includes transportation projects)	61,175	33,320
Sports and entertainment	15,639	13,466
Commercial and industrial facilities	11,369	38,271
Hospitality and gaming	2,752	19,606
Other(a)	10,250	(63,124)
Total Building segment revenue	$411,942	$229,653

	Three Months Ended March 31,
(in thousands)	2024	2023
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$48,126	$47,545
Commercial and industrial facilities	28,210	54,227
Multi-unit residential	24,726	32,796
Government	22,953	21,069
Health care facilities	16,710	9,531
Water	14,216	28,334
Other(a)	9,939	3,275
Total Specialty Contractors segment revenue	$164,880	$196,777

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$283,995	$246,519	$76,953	$607,467	$213,427	$136,601	$85,682	$435,710
Federal agencies	113,454	46,052	439	159,945	95,984	41,735	1,893	139,612
Private owners(a)	74,716	119,371	87,488	281,575	40,459	51,317	109,202	200,978
Total revenue	$472,165	$411,942	$164,880	$1,048,987	$349,870	$229,653	$196,777	$776,300

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$422,720	$170,146	$139,503	$732,369	$311,373	$96,116	$166,155	$573,644
Guaranteed maximum price(a)	46	187,300	623	187,969	62	69,778	1,756	71,596
Unit price	33,854	—	20,545	54,399	33,012	—	24,064	57,076
Cost plus fee and other	15,545	54,496	4,209	74,250	5,423	63,759	4,802	73,984
Total revenue	$472,165	$411,942	$164,880	$1,048,987	$349,870	$229,653	$196,777	$776,300
____________________________________________________________________________________________________
(a)The three-month period ended March 31, 2023 includes the negative impact of a non-cash charge of $83.6 million that resulted from an adverse legal ruling (of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment). Refer to Note 18, Business Segments, for additional details.

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Net revenue recognized during the three months ended March 31, 2024 related to performance obligations satisfied (or partially satisfied) in prior periods was immaterial. Revenue was negatively impacted during the three months ended March 31, 2023 related to performance obligations satisfied (or partially satisfied) in prior periods by $108.0 million. Refer to Note 18, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2024, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.1 billion, $1.8 billion and $1.1 billion for the Civil, Building and Specialty Contractors segments, respectively. As of March 31, 2023, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.4 billion, $2.2 billion and $1.2 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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
Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Retention receivable	$550,224	$580,926
Costs and estimated earnings in excess of billings:
Claims	519,399	562,646
Unapproved change orders	558,521	512,831
Other unbilled costs and profits	78,651	68,369
Total costs and estimated earnings in excess of billings	1,156,571	1,143,846
Capitalized contract costs	103,946	117,913
Total contract assets	$1,810,741	$1,842,685

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
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three months ended March 31, 2024, $16.3 million of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three months ended March 31, 2023, $10.8 million of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Retention payable	$227,731	$223,138
Billings in excess of costs and estimated earnings	1,002,268	1,103,530
Total contract liabilities	$1,229,999	$1,326,668
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three months ended March 31, 2024 and 2023 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $482.0 million and $365.1 million, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Cash and cash equivalents available for general corporate purposes	$128,942	$145,055
Joint venture cash and cash equivalents	229,362	235,509
Cash and cash equivalents	358,304	380,564
Restricted cash	14,749	14,116
Total cash, cash equivalents and restricted cash	$373,053	$394,680
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

	Three Months Ended March 31,
(in thousands, except per common share data)	2024	2023
Net income (loss) attributable to Tutor Perini Corporation	$15,760	$(49,196)

Weighted-average common shares outstanding, basic	52,092	51,551
Effect of dilutive RSUs and stock options	423	—
Weighted-average common shares outstanding, diluted	52,515	51,551

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$0.30	$(0.95)
Diluted	$0.30	$(0.95)

Anti-dilutive securities not included above	1,421	2,857
For the three months ended March 31, 2023, all outstanding RSUs and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the period.
(7)Income Taxes
The Company recognized an income tax expense for the three months ended March 31, 2024 of $7.3 million resulting in an effective income tax rate of 21.0%. The effective income tax rate for the three months ended March 31, 2024 was consistent with the 21.0% federal statutory rate as the impacts of rate reductions from earnings attributable to noncontrolling interests (for

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

which income taxes are not the responsibility of the Company) and federal income tax credits were offset by non-deductible expenses, share-based compensation adjustments and state income taxes (net of federal tax benefit).
The Company recognized an income tax benefit for the three months ended March 31, 2023 of $48.1 million resulting in an effective income tax rate of 49.6%. The effective income tax rate was higher than the 21.0% federal statutory rate primarily due to the pre-tax loss for the period and projected for the year. In periods reporting pre-tax losses, a tax benefit increases the effective income tax rate because it increases the tax benefit generated from the pre-tax loss. The tax benefits that caused a higher effective tax rate were primarily the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of the federal tax benefit), partially offset by non-deductible expenses.
(8)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through March 31, 2024:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2023	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2023	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2023	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of March 31, 2024	$205,143	$—	$—	$205,143
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
Intangible Assets
Intangible assets consist of the following:

	As of March 31, 2024				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(28,682)	(23,232)	17,336	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(201,127)	$(113,067)	$67,746

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	As of December 31, 2023				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(28,123)	(23,232)	17,895	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(200,568)	$(113,067)	$68,305
Amortization expense related to amortizable intangible assets for both the three months ended March 31, 2024 and 2023 was $0.6 million. As of March 31, 2024, future amortization expense related to amortizable intangible assets will be approximately $1.7 million for the remainder of 2024, $2.2 million per year for the years 2025 through 2029 and $4.6 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2023. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of our annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three months ended March 31, 2024 or 2023.
(9)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
2017 Senior Notes	$498,703	$498,410
Term Loan B	266,959	357,744
Revolver	—	—
Equipment financing and mortgages	31,238	34,807
Other indebtedness	4,267	8,784
Total debt	801,167	899,745
Less: Current maturities(a)	21,109	117,431
Long-term debt, net	$780,058	$782,314
____________________________________________________________________________________________________
(a)Current maturities at December 31, 2023 included the $91.0 million principal prepayment on the Term Loan B that was made in February 2024.
The following table reconciles the outstanding debt balances to the reported debt balances as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024			As of December 31, 2023
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2017 Senior Notes	$500,000	$(1,297)	$498,703	$500,000	$(1,590)	$498,410
Term Loan B	275,051	(8,092)	266,959	367,154	(9,410)	357,744

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The unamortized issuance costs related to the Revolver were $1.2 million and $1.4 million as of March 31, 2024 and December 31, 2023, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (as amended, the “2020 Credit Agreement”) with BMO Bank N.A. (f/k/a BMO Harris Bank N.A.), as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provided for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million (which will be reduced to $170.0 million following the effectiveness of the amendment to the 2020 Credit Agreement entered into on April 15, 2024, as described in further detail in Note 19, Subsequent Events) revolving credit facility (the “Revolver”), with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027, except that if any of the 2017 Senior Notes (defined below) remain outstanding beyond future dates specified below, the maturity of certain amounts of the Term Loan B will be accelerated (“spring-forward maturity”). The spring-forward maturity provisions are as follows: (i) if on January 30, 2025, any of the 2017 Senior Notes remain outstanding, the maturity date for one tranche of the Term Loan B (representing 10.2% of the principal balance) shall be January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes) and (ii) if on April 21, 2025, any of the 2017 Senior Notes remain outstanding, the maturity date for another tranche of the Term Loan B (representing 89.8% of the principal balance) shall be April 21, 2025 (which is 10 days prior to the maturity of the 2017 Senior Notes), subject to certain further exceptions. However, following the redemption of the 2017 Senior Notes, which will occur on May 2, 2024 (as described in further detail in Note 19, Subsequent Events), the spring-forward maturity in respect of both tranches of the Term Loan B will no longer be in effect. The Revolver will mature on August 18, 2025, unless any of the 2017 Senior Notes are outstanding on January 30, 2025, in which case any extensions of credit under the Revolver will mature and the commitments under the Revolver will be reduced to zero, in each case, on January 30, 2025, subject to certain further exceptions. However, following the effectiveness of the April 15, 2024 amendment described in further detail in Note 19, the Revolver will mature (a) if any tranche of the Term Loan B, any incremental term loan or any refinancing term loan (or any refinancing or replacement thereof) remains outstanding, the earlier of (i) May 20, 2027 and (ii) the date that is ninety (90) days prior to the final maturity of any tranche of the Term Loan B, any incremental term loan or any refinancing term loan (or any refinancing or replacement thereof), as applicable and (b) if no obligations are outstanding with respect to any tranche of the Term Loan B, any incremental term loan or any refinancing term loan, August 18, 2027.
On April 15, 2024, as described in further detail in Note 19, Subsequent Events, the Company entered into an amendment in respect of the 2020 Credit Agreement to, among other things, extend the maturity of the Revolver and permanently reduce the aggregate commitments in respect of the Revolver by $5.0 million from $175.0 million to $170.0 million. The effectiveness of the amendment is subject to the satisfaction or waiver of certain conditions precedent more fully described in Note 19, Subsequent Events.
The 2020 Credit Agreement permits the Company to repay any or all borrowings outstanding under the 2020 Credit Agreement at any time prior to maturity without penalty. The 2020 Credit Agreement requires the Company to make regularly scheduled payments of principal on the Term Loan B in quarterly installments equal to 0.25% of the initial principal amount of the Term Loan B. The 2020 Credit Agreement also requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). At December 31, 2023, current maturities of long-term debt in the accompanying Condensed Consolidated Balance Sheet included $91.0 million prepayment of principal on the Term Loan B, relating to the mandatory prepayment provision of the 2020 Credit Agreement in respect of annual excess cash flow. The $91.0 million prepayment included in current maturities at December 31, 2023, which was due by the first week of April 2024, was paid in February 2024.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. There were no borrowings under the Revolver during the three months ended March 31, 2024. At March 31, 2024, the borrowing rate on the Revolver was 12.3%.
As amended, the 2020 Credit Agreement requires, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 3.50:1.00, effective the fiscal quarter ended December 31, 2022 and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. The 2020 Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default. Subject to certain exceptions, substantially all of the Company’s existing and future material wholly-owned subsidiaries unconditionally guarantee the obligations of the Company under the 2020 Credit Agreement; additionally, subject to certain exceptions, the obligations are secured by a lien on substantially all of the assets of the Company and its subsidiaries guaranteeing these obligations.
As of March 31, 2024, the entire $175.0 million was available under the Revolver. The Company had not utilized the Revolver for letters of credit. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended March 31, 2024.
2024 Senior Notes
On April 22, 2024, as described in further detail in Note 19, Subsequent Events, the Company issued $400.0 million in aggregate principal amount of 11.875% Senior Notes due April 30, 2029 (the “2024 Senior Notes”) in a private placement offering.
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
As described in further detail in Note 19, Subsequent Events, the proceeds of the 2024 Senior Notes, together with cash on hand, will be used to redeem in full, all of the outstanding obligations in respect of the 2017 Senior Notes. A Notice of Conditional Full Redemption was delivered to holders of the 2017 Senior Notes on April 17, 2024, and the redemption of the 2017 Senior Notes will occur on May 2, 2024.
Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash interest expense:
Interest on Term Loan B	$8,488	$9,749
Interest on 2017 Senior Notes	8,594	8,594
Interest on Revolver	—	1,745
Other interest	419	421
Total cash interest expense	17,501	20,509

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Term Loan B	1,318	571
Amortization of debt issuance costs on 2017 Senior Notes	293	273
Amortization of debt issuance costs on Revolver	195	160
Total non-cash interest expense	1,806	1,004

Total interest expense	$19,307	$21,513
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2017 Senior Notes and Term Loan B were 7.13% and 13.13%, respectively, for the three months ended March 31, 2024.
(10)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2024, the Company’s operating leases have remaining lease terms ranging from less than one year to 14 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents components of lease expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease expense	$3,320	$3,474
Short-term lease expense(a)	12,323	13,919
	15,643	17,393
Less: Sublease income	199	194
Total lease expense	$15,444	$17,199
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of March 31, 2024	As of December 31, 2023
Assets
Right-of-use assets	Other assets	$51,254	$48,878
Total lease assets		$51,254	$48,878
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$6,605	$6,275
Long-term lease liabilities	Other long-term liabilities	49,981	47,781
Total lease liabilities		$56,586	$54,056
Weighted-average remaining lease term		9.9 years	10.3 years
Weighted-average discount rate		12.01%	12.13%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(3,168)	$(3,446)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$4,154	$318

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2024:

Year (in thousands)	Operating Leases
2024 (excluding the three months ended March 31, 2024)	$9,428
2025	11,580
2026	9,704
2027	8,281
2028	8,183
Thereafter	52,269
Total lease payments	99,445
Less: Imputed interest	42,859
Total	$56,586
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
In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court alleging breach of contract, seeking $57.2 million in delay-related damages and seeking declaratory relief concerning contract interpretation. STP subsequently filed a counterclaim against WSDOT seeking the same damages in excess of $640 million. The jury trial between STP and WSDOT commenced on October 7, 2019 and concluded on December 13, 2019, with a jury verdict in favor of WSDOT awarding them $57.2 million in damages. The Company recorded the impact of the jury verdict during the fourth quarter of 2019, resulting in a pre-tax charge of $166.8 million, which included $25.7 million for the Company’s 45% proportionate share of the $57.2 million in damages awarded by the jury to WSDOT. The charge was for non-cash write-downs primarily related to the costs and estimated earnings in excess of billings and receivables that the Company previously recorded to reflect its expected recovery in this case.
STP filed a petition for discretionary review by the Washington Supreme Court on July 12, 2022, which was denied by the Supreme Court on October 10, 2022. On October 18, 2022, STP paid the damages and associated interest from the judgment, which included the Company’s proportionate share of $34.6 million. As a result, the lawsuit between STP and WSDOT has concluded.
(12)Share-Based Compensation
As of March 31, 2024, there were 1,457,658 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the three months ended March 31, 2024 and 2023, the Company granted the following share-based instruments: (1) RSUs totaling 30,000 and 590,188, respectively, with weighted-average grant date fair values per unit of $12.68 and $8.66, respectively; (2) cash-settled performance stock units (“CPSUs”) totaling 645,180 and 901,541, respectively, with weighted-average grant date fair values per unit of $19.17 and $13.78, respectively; and (3) deferred cash awards (“DCAs”), including cash-settled stock units, with service-based vesting conditions and payouts indexed to shares of the Company’s common stock totaling 673,855 and 90,000, respectively, with weighted-average grant date fair values per unit of $12.75 and $8.98, respectively.
As of March 31, 2024 and December 31, 2023, the Company recognized liabilities for CPSUs, RSUs with guaranteed minimum payouts and DCAs on the Condensed Consolidated Balance Sheets totaling approximately $7.5 million and $4.9 million, respectively. During the three months ended March 31, 2024, the Company paid approximately $1.0 million, respectively, to settle certain awards.
For the three months ended March 31, 2024 and 2023, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $5.5 million and $3.1 million, respectively. As of March 31, 2024, the balance of unamortized share-based compensation expense was $37.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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
The following table sets forth a summary of the net periodic benefit cost for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest cost	$911	$969
Service cost	231	255
Expected return on plan assets	(944)	(978)
Recognized net actuarial losses	437	413
Net periodic benefit cost	$635	$659
The Company contributed $0.7 million to its defined benefit pension plan during the three months ended March 31, 2024. The Company expects to contribute an additional $1.8 million in cash by the end of 2024. Due to availability of our prefunded pension balance related to the defined benefit pension plan, the Company was not required to make any cash payments during the three months ended March 31, 2023.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024				As of December 31, 2023
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$358,304	$—	$—	$358,304	$380,564	$—	$—	$380,564
Restricted cash(a)	14,749	—	—	14,749	14,116	—	—	14,116
Restricted investments(b)	—	130,499	—	130,499	—	130,287	—	130,287
Investments in lieu of retention(c)	28,342	87,614	—	115,956	19,988	86,961	—	106,949
Total	$401,395	$218,113	$—	$619,508	$414,668	$217,248	$—	$631,916
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of March 31, 2024 and December 31, 2023, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of March 31, 2024 and December 31, 2023, and are composed of money market funds of $28.3 million and $20.0 million, respectively, and AFS debt securities of $87.6 million and $87.0 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Investments in AFS debt securities consisted of the following as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024				As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$101,568	$395	$(2,257)	$99,706	$95,903	$762	$(2,202)	$94,463
U.S. government agency securities	24,380	4	(1,050)	23,334	29,082	18	(1,054)	28,046
Municipal bonds	7,899	4	(908)	6,995	8,227	5	(914)	7,318
Corporate certificates of deposit	495	—	(31)	464	498	—	(38)	460
Total restricted investments	134,342	403	(4,246)	130,499	133,710	785	(4,208)	130,287

Investments in lieu of retention:
Corporate debt securities	88,134	105	(1,682)	86,557	87,601	246	(1,950)	85,897
Municipal bonds	824	233	—	1,057	823	241	—	1,064
Total investments in lieu of retention	88,958	338	(1,682)	87,614	88,424	487	(1,950)	86,961

Total AFS debt securities	$223,300	$741	$(5,928)	$218,113	$222,134	$1,272	$(6,158)	$217,248

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$22,242	$(123)	$37,507	$(2,134)	$59,749	$(2,257)
U.S. government agency securities	3,333	(24)	14,869	(1,026)	18,202	(1,050)
Municipal bonds	—	—	6,814	(908)	6,814	(908)
Corporate certificates of deposit	—	—	465	(31)	465	(31)
Total restricted investments	25,575	(147)	59,655	(4,099)	85,230	(4,246)

Investments in lieu of retention:
Corporate debt securities	24,714	(125)	45,925	(1,557)	70,639	(1,682)
Total investments in lieu of retention	24,714	(125)	45,925	(1,557)	70,639	(1,682)

Total AFS debt securities	$50,289	$(272)	$105,580	$(5,656)	$155,869	$(5,928)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$4,971	$(3)	$40,649	$(2,199)	$45,620	$(2,202)
U.S. government agency securities	1,280	(4)	22,858	(1,050)	24,138	(1,054)
Municipal bonds	99	(2)	7,038	(912)	7,137	(914)
Corporate certificates of deposit	—	—	460	(38)	460	(38)
Total restricted investments	6,350	(9)	71,005	(4,199)	77,355	(4,208)

Investments in lieu of retention:
Corporate debt securities	11,398	(55)	49,726	(1,895)	61,124	(1,950)
Total investments in lieu of retention	11,398	(55)	49,726	(1,895)	61,124	(1,950)

Total AFS debt securities	$17,748	$(64)	$120,731	$(6,094)	$138,479	$(6,158)

The unrealized losses in AFS debt securities as of March 31, 2024 and December 31, 2023 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of March 31, 2024 and December 31, 2023.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2023, the Company has not recognized any impairment losses in earnings during the three months ended March 31, 2024.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The amortized cost and fair value of AFS debt securities by contractual maturity as of March 31, 2024 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$38,792	$38,009
Due after one year through five years	174,478	171,095
Due after five years	10,030	9,009
Total	$223,300	$218,113
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2017 Senior Notes was $495.4 million and $490.9 million as of March 31, 2024 and December 31, 2023, respectively. The fair values of the 2017 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $274.4 million and $358.9 million as of March 31, 2024 and December 31, 2023, respectively. The fair values of the Term Loan B were determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of March 31, 2024 and December 31, 2023.
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
As of March 31, 2024, the Company had unconsolidated VIE-related current assets and liabilities of $0.5 million and $0.1 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had unconsolidated VIE-related current assets and liabilities of $0.5 million and $0.1 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of March 31, 2024.
As of March 31, 2024, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $473.2 million and $33.8 million, respectively, as well as current liabilities of $481.2 million related to the operations of its consolidated VIEs. As of December 31, 2023, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $503.1 million and $35.1 million, respectively, as well as current liabilities of $505.0 million related to the operations of its consolidated VIEs.

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
(16)Changes in Equity
A reconciliation of the changes in equity for the three months ended March 31, 2024 and 2023 is provided below:

	Three Months Ended March 31, 2024
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2023	$52,025	$1,146,204	$133,146	$(39,787)	$(7,677)	$1,283,911
Net income	—	—	15,760	—	11,742	27,502
Other comprehensive loss	—	—	—	(375)	(467)	(842)
Share-based compensation	—	1,503	—	—	—	1,503
Issuance of common stock, net	259	(1,699)	—	—	—	(1,440)
Distributions to noncontrolling interests	—	—	—	—	(7,400)	(7,400)
Balance - March 31, 2024	$52,284	$1,146,008	$148,906	$(40,162)	$(3,802)	$1,303,234

	Three Months Ended March 31, 2023
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2022	$51,521	$1,140,933	$304,301	$(47,037)	$(7,734)	$1,441,984
Net income (loss)	—	—	(49,196)	—	267	(48,929)
Other comprehensive income	—	—	—	1,727	153	1,880
Share-based compensation	—	1,395	—	—	—	1,395
Issuance of common stock, net	124	(247)	—	—	—	(123)
Contributions from noncontrolling interests	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	(8,500)	(8,500)
Balance - March 31, 2023	$51,645	$1,142,081	$255,105	$(45,310)	$(13,814)	$1,389,707

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(17)Other Comprehensive Income (Loss)
ASC 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation and the unrealized gain (loss) of investments as components of accumulated other comprehensive income (loss) (“AOCI”).
The components of other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$437	$(116)	$321	$415	$(114)	$301
Foreign currency translation adjustments	(1,082)	155	(927)	340	(90)	250
Unrealized gain (loss) in fair value of investments	(301)	65	(236)	1,685	(356)	1,329
Total other comprehensive income (loss)	(946)	104	(842)	2,440	(560)	1,880
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(467)	—	(467)	153	—	153
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(479)	$104	$(375)	$2,287	$(560)	$1,727
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2023	$(29,354)	$(6,893)	$(3,540)	$(39,787)
Other comprehensive loss before reclassifications	—	(428)	(313)	(741)
Amounts reclassified from AOCI	321	—	45	366
Total other comprehensive income (loss)	321	(428)	(268)	(375)
Balance as of March 31, 2024	$(29,033)	$(7,321)	$(3,808)	$(40,162)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2023	$—	$(312)	$(419)	$(731)
Other comprehensive income (loss)	—	(499)	32	(467)
Balance as of March 31, 2024	$—	$(811)	$(387)	$(1,198)

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
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Component of AOCI:
Defined benefit pension plan adjustments(a)	$437	$415
Income tax benefit(b)	(116)	(114)
Net of tax	$321	$301

Unrealized loss in fair value of investment adjustments(a)	$57	$30
Income tax benefit(b)	(12)	(6)
Net of tax	$45	$24
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
The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2024 and 2023:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended March 31, 2024
Total revenue	$502,822	$422,176	$164,880	$1,089,878		$—		$1,089,878
Elimination of intersegment revenue	(30,657)	(10,234)	—	(40,891)		—		(40,891)
Revenue from external customers	$472,165	$411,942	$164,880	$1,048,987		$—		$1,048,987
Income (loss) from construction operations	$70,743	$16,120	$(18,312)	$68,551	(a)	$(19,745)	(b)	$48,806
Capital expenditures	$8,131	$217	$303	$8,651		$1,783		$10,434
Depreciation and amortization(c)	$10,254	$585	$598	$11,437		$2,145		$13,582

Three Months Ended March 31, 2023
Total revenue	$378,224	$229,291	$196,748	$804,263		$—		$804,263
Elimination of intersegment revenue	(28,354)	362	29	(27,963)		—		(27,963)
Revenue from external customers	$349,870	$229,653	$196,777	$776,300		$—		$776,300
Income (loss) from construction operations	$18,012	$(70,209)	$(12,448)	$(64,645)	(d)	$(17,300)	(b)	$(81,945)
Capital expenditures	$15,065	$2,017	$444	$17,526		$270		$17,796
Depreciation and amortization(c)	$6,981	$457	$619	$8,057		$2,351		$10,408
____________________________________________________________________________________________________
(a)During the three months ended March 31, 2024, the Company’s income (loss) from construction operations was impacted by an unfavorable adjustment of $12.0 million ($8.8 million, or $0.17 per diluted share, after tax) due to an arbitration ruling that only provided a partial award to the Company pertaining to a completed Specialty Contractors segment electrical project in New York, as well as by a favorable adjustment of $10.2 million ($7.5 million, or $0.14 per diluted share, after tax) on a Civil segment mass-transit project in California related to a dispute resolution and associated expected cost savings.
(b)Consists primarily of corporate general and administrative expenses.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the three months ended March 31, 2023, the Company’s income (loss) from construction operations was unfavorably impacted by an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million ($60.1 million, or $1.17 per diluted share, after-tax), of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment, as well as an unfavorable adjustment of $28.0 million ($22.2 million, or $0.43 per diluted share, after tax) for a Civil segment mass-transit project in California, resulting from the successful negotiation of significant lower margin (and lower risk) change orders which increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage as of March 31, 2023.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Income (loss) from construction operations	$48,806	$(81,945)
Other income, net	5,311	6,417
Interest expense	(19,307)	(21,513)
Income (loss) before income taxes	$34,810	$(97,041)
Total assets by segment were as follows:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Civil	$3,426,013	$3,539,608
Building	957,202	898,902
Specialty Contractors	270,005	307,171
Corporate and other(a)	(282,813)	(315,825)
Total assets	$4,370,407	$4,429,856
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Major Customer
Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 18.7% and 19.5% of the Company’s consolidated revenue for the three months ended March 31, 2024 and March 31, 2023, respectively.
(19)Subsequent Events
2024 Senior Notes Issuance and 2017 Senior Notes Redemption
On April 22, 2024, the Company issued $400.0 million in aggregate principal amount of 11.875% Senior Notes due April 30, 2029 (the “2024 Senior Notes”) in a private placement offering. Interest on the 2024 Senior Notes is payable in arrears semi-annually in April and October of each year, beginning in October 2024.
Prior to April 30, 2026, the Company may redeem the 2024 Senior Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium described in the indenture. In addition, prior to April 30, 2026, the Company may redeem up to 40% of the original aggregate principal amount of the notes at a redemption price of 111.875% of their principal amount with the proceeds received by the Company from any offering of the Company’s equity. On or after April 30, 2026, the Company may redeem the 2024 Senior Notes at specified redemption prices described in the indenture. Upon a change of control, holders of the 2024 Senior Notes may require the Company to repurchase all or part of the 2024 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
The 2024 Senior Notes are senior unsecured obligations of the Company and are guaranteed by the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s 2020 Credit Agreement. In addition, the indenture for the 2024 Senior Notes provides for customary covenants on restricting certain payments and includes customary events of default.
The proceeds of the 2024 Senior Notes, together with cash on hand, will be used to redeem in full, all of the outstanding obligations in respect of the 2017 Senior Notes, resulting in a total net reduction to the Company’s outstanding principal debt balance of $100.0 million. A Notice of Conditional Full Redemption was delivered to holders of the 2017 Senior Notes on April 17, 2024, and the redemption of the 2017 Senior Notes will occur on May 2, 2024.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Amendment to 2020 Credit Agreement
On April 15, 2024, the Company entered into an amendment in respect of the 2020 Credit Agreement (the “Amendment”), which, among other changes (1) extends the existing Revolver maturity date from August 18, 2025 to (a) if any tranche of the Term Loan B, any incremental term loan or any refinancing term loan (or any refinancing or replacement thereof) remains outstanding, the earlier of (i) May 20, 2027 and (ii) the date that is ninety (90) days prior to the final maturity of any tranche of the Term Loan B, any incremental term loan or any refinancing term loan (or any refinancing or replacement thereof), as applicable, and (b) if no obligations are outstanding with respect to any tranche of the Term Loan B, any incremental term loan or any refinancing term loan, August 18, 2027 and (2) permanently reduces the aggregate commitments in respect of the Revolver by $5.0 million from $175.0 million to $170.0 million.
The Amendment is expected to become effective on or around the redemption date of the 2017 Senior Notes, subject to satisfaction or waiver of conditions to effectiveness thereunder (including, without limitation, the consummation of the refinancing of $500.0 million of the 2017 Senior Notes with the proceeds of the 2024 Senior Notes and cash on hand). If the Amendment does not become effective prior to May 15, 2024, the Amendment will become null and void and the contemplated amendments to the 2020 Credit Agreement will not be effective.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of March 31, 2024 and the results of our operations for the three months ended March 31, 2024 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2023, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2023 and in Part II, Item 1A below.
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
•Risks and other uncertainties associated with estimates and assumptions used to prepare our financial statements;
•A significant slowdown or decline in economic conditions, such as those presented during a recession;
•Failure to meet contractual schedule requirements, which could result in higher costs and reduced profits or, in some cases, exposure to financial liability for liquidated damages and/or damages to customers, as well as damage to our reputation;
•Failure to meet our obligations under our debt agreements (especially in a high interest rate environment);
•Inability to attract and retain our key officers, and to adequately plan for their succession, and hire and retain personnel required to execute and perform on our contracts;
•Possible systems and information technology interruptions and breaches in data security and/or privacy;
•An inability to obtain bonding could have a negative impact on our operations and results;
•The impact of inclement weather conditions and other events outside of our control on projects;
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
•Risks related to government contracts and related procurement regulations;
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
Executive Overview
Operating Results
Consolidated revenue for the three months ended March 31, 2024 was $1.05 billion compared to $776.3 million for the same period in 2023. The change was primarily driven by increased project execution activities on a Civil segment mass-transit project in California, a Building segment detention facility project in New York and a Building segment mass-transit project in California, as well as by the absence of certain prior-year unfavorable adjustments, as discussed in more detail below in Results of Segment Operations.
Income from construction operations for the three months ended March 31, 2024 was $48.8 million, an improvement of $130.7 million compared to loss from construction operations of $81.9 million for the same period in 2023. The significant improvement was principally due to the absence of certain prior-year unfavorable adjustments, as discussed further below in Results of Segment Operations, as well as contributions related to the increased project execution activities discussed above. The improvement was also due to a favorable adjustment in the first quarter of 2024 of $10.2 million on a Civil segment mass-transit project in California related to a dispute resolution and associated expected cost savings. The results for the first quarter of 2024 were negatively impacted by an unfavorable adjustment of $12.0 million due to an arbitration ruling that only provided a partial award to the Company pertaining to a completed Specialty Contractors segment electrical project in New York.
The effective tax rate was 21.0% for the three months ended March 31, 2024 compared to 49.6% for the comparable period in 2023. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Diluted earnings per common share for the three months ended March 31, 2024 was $0.30, compared to diluted loss per common share of $0.95 for the same period in 2023. The improvement for the first quarter of 2024, as compared to the same quarter last year, was primarily due to the factors discussed above that resulted in the change in income (loss) from construction operations.
Consolidated new awards for the three months ended March 31, 2024 totaled $872.8 million compared to $766.7 million for the same period in 2023. The Building and Civil segments were the primary contributors to the new award activity in the first quarter of 2024. The most significant new awards and contract adjustments in the first quarter of 2024 included a $243 million health care facility project in California; a $73 million airport hangar project in Florida; $66 million of additional funding for several other health care projects in California; $55 million for three U.S. Navy projects in Diego Garcia; and $52 million of additional funding for three mass-transit projects in California.
Consolidated backlog as of March 31, 2024 was $10.0 billion, down slightly compared to $10.2 billion as of December 31, 2023. As of March 31, 2024, the mix of backlog by segment was approximately 41% for Civil, 42% for Building and 17% for Specialty Contractors.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2023 to March 31, 2024:

(in millions)	Backlog at December 31, 2023	New Awards(a)	Revenue Recognized	Backlog at March 31, 2024(b)
Civil	$4,240.6	$328.2	$(472.2)	$4,096.6
Building	4,177.5	404.3	(411.9)	4,169.9
Specialty Contractors	1,740.3	140.3	(164.9)	1,715.7
Total	$10,158.4	$872.8	$(1,049.0)	$9,982.2
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
In elections over the past decade, voters have approved thousands of state and local ballot measures, raising an estimated $342 billion in new and renewed revenue funding for transportation investments. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved in 2016 and is expected to generate $120 billion of funding over 40 years. Funding from this measure is supporting, and is expected to continue to support, several of the Company’s current and prospective projects. Despite numerous interest rate increases since March 2022, rates are still at levels that we believe are conducive to continued spending on certain types of projects that have strong end-market demand with adequate available funding, such as mass transit, transportation, bridges, and health care, educational, and correctional and detention facilities, among others. Many economists believe that interest rates will begin falling sometime during 2024, although the timing and extent of any reductions remains uncertain as a result of continued inflation volatility. Lower interest rates would likely support additional demand for continued infrastructure spending. In contrast, should interest rates rise further, they could reach levels that may negatively impact demand, especially for certain types of Building segment projects, such as commercial offices and tenant improvement projects, which tend to be more economically sensitive than projects handled by our Civil segment.
The Bipartisan Infrastructure Law was enacted into law in November 2021, and provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the next 10 years from its enactment through 2031, and much of it is allocated for investment in end markets that are directly aligned with the Company’s market focus. Accordingly, the Company believes that this significant level of sustained, incremental funding has benefited, and will continue to favorably impact, the Company’s current work and prospective opportunities over the next decade.
For a more detailed discussion of the operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue	$472.2	$349.9
Income from construction operations	70.7	18.0
Revenue for the three months ended March 31, 2024 increased 35% compared to the same period in 2023. The growth was largely due to increased project execution activities on a mass-transit project in California and the tunneling component of an energy project in British Columbia. The change was also favorably impacted by the absence of a prior-year unfavorable adjustment, as further discussed in the paragraph below.

Income from construction operations for the three months ended March 31, 2024 was $70.7 million, up 293% compared to $18.0 million for the same period in 2023. The increase was primarily due to the absence of a prior-year temporary unfavorable impact of $28.0 million from the successful negotiation of significant lower margin (and lower risk) change orders on a mass-transit project in California, as well as contributions related to the increased project execution activities discussed above. The increase was also due to a $10.2 million favorable adjustment in the first quarter of 2024 on a mass-transit project in California related to a dispute resolution and associated expected cost savings.
Operating margin was 15.0% for the three months ended March 31, 2024 compared to 5.1% for the same period in 2023. The increase in operating margin was principally due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards in the Civil segment totaled $328.2 million for the three months ended March 31, 2024 compared to $379.1 million for the same period in 2023. The most significant new awards and contract adjustments in the first quarter of 2024 included $55 million for three U.S. Navy projects in Diego Garcia and $52 million of additional funding for three mass-transit projects in California.
Backlog for the Civil segment was $4.1 billion as of March 31, 2024 compared to $4.4 billion as of March 31, 2023. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures and the BIL, and by public agencies’ long-term spending plans. The Civil segment is well-positioned to capture its share of these prospective projects.
Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue	$411.9	$229.6
Income (loss) from construction operations	16.1	(70.2)
Revenue for the three months ended March 31, 2024 increased 79% compared to the same period in 2023 primarily due to increased project execution activities on a detention facility project in New York, a mass-transit project in California and a health care facility project in California, as well as the absence of a prior-year unfavorable adjustment related to an adverse legal ruling on a completed mixed-use project in New York.
Income from construction operations for the three months ended March 31, 2024 was $16.1 million compared to loss from construction operations of $70.2 million for the same period in 2023. The significant improvement was principally due to the absence of the aforementioned unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash charge of $83.6 million, of which $72.2 million impacted the Building segment. The improvement was also driven by contributions related to increased project execution activities in revenue discussed above, as well as an immaterial favorable adjustment in the 2024 period resulting from a legal ruling related to a completed hospitality and gaming project.
Operating margin was 3.9% for the three months ended March 31, 2024 compared to (30.6)% for the same period in 2023. The change in operating margin was principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Building segment totaled $404.3 million for the three months ended March 31, 2024 compared to $233.5 million for the same period in 2023. The most significant new awards and contract adjustments in the first quarter of 2024 included a $243 million health care facility project in California; a $73 million airport hangar project in Florida; and $66 million of additional funding for several other health care projects in California. The lingering effects of COVID-19, including the proliferation of remote and hybrid work for many businesses, as well as slowed economic conditions caused by inflation and higher interest rates, could continue to result in certain delayed or even canceled Building segment project opportunities, particularly in the corporate office end market. However, other Building segment end markets, such as correctional and detention facilities, health care, education, industrial/manufacturing, and hospitality and gaming, continue to show strong demand for new and renovated facilities.

Backlog for the Building segment was $4.2 billion as of March 31, 2024, up 87% compared to $2.2 billion as of March 31, 2023. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations.
Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue	$164.9	$196.8
Loss from construction operations	(18.3)	(12.4)
Revenue for the three months ended March 31, 2024 decreased 16% compared to the same period in 2023. The decrease was principally due to reduced project execution activities on an industrial facility project in Arizona and the electrical and mechanical components of a completed transportation project in the Northeast. The decrease was also the result of an unfavorable adjustment in the first quarter of 2024 due to an arbitration ruling that only provided a partial award to the Company pertaining to a completed electrical project in New York. The revenue decline was partially offset by the absence of a prior-year unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York.
Loss from construction operations for the three months ended March 31, 2024 was $18.3 million compared to $12.4 million for the same period in 2023. The change was primarily the result of an unfavorable adjustment in the first quarter of 2024 of $12.0 million due to the above-mentioned arbitration ruling on a completed electrical project in New York, as well as an immaterial unfavorable adjustment due to a settlement on a completed mass-transit project in California. The impact of these unfavorable adjustments was largely offset by the absence of a prior-year unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash charge of $83.6 million, of which $11.4 million impacted the Specialty Contractors segment.
Operating margin was (11.1)% for the three months ended March 31, 2024 compared to (6.3)% for the same period in 2023. The change in operating margin was principally due to the aforementioned factors that drove the changes in revenue and loss from construction operations.
New awards in the Specialty Contractors segment totaled $140.3 million for the three months ended March 31, 2024, slightly down compared to $154.1 million for the same period in 2023.
Backlog for the Specialty Contractors segment was $1.7 billion as of March 31, 2024, up 37.6% compared to $1.2 billion as of March 31, 2023. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. The segment remains well-positioned to capture its share of new projects, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $19.7 million and $16.4 million during the three months ended March 31, 2024 and 2023, respectively. The increase in the three months ended March 31, 2024 was primarily due to higher compensation-related expenses, mainly attributable to higher share-based compensation expense on liability-classified awards resulting from the impact of the increase in the Company’s stock price during the 2024 period.
Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended March 31,
(in millions)	2024	2023
Other income, net	$5.3	$6.4
Interest expense	(19.3)	(21.5)
Income tax (expense) benefit	(7.3)	48.1

Other income, net for the three months ended March 31, 2024 decreased by $1.1 million compared to the same period in 2023.
Interest expense for the three months ended March 31, 2024 decreased by $2.2 million compared to the same period in 2023. The decrease in the 2024 period was substantially due to absence of Revolver borrowings, as well as a lower balance of outstanding Term Loan B borrowings, primarily resulting from the $91.0 million prepayment of Term Loan B principal in February 2024, as discussed below in Liquidity and Capital Resources.
The Company recognized an income tax expense for the three months ended March 31, 2024 of $7.3 million resulting in an effective income tax rate of 21.0%. The effective income tax rate for the three months ended March 31, 2024 was consistent with the 21.0% federal statutory rate as the impacts of rate reductions from earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits were offset by non-deductible expenses, share-based compensation adjustments and state income taxes (net of federal tax benefit).
The effective income tax rate was 49.6% for the three months ended March 31, 2023. The effective income tax rate for the 2023 period was higher than the 21.0% federal statutory rate primarily due to the pre-tax loss for the period and projected for the year. In periods reporting pre-tax losses, a tax benefit increases the effective income tax rate because it increases the tax benefit generated from the pre-tax loss. The tax benefits that caused a higher effective tax rate were primarily the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of the federal tax benefit), partially offset by non-deductible expenses.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $175.0 million (to be reduced to $170.0 million as discussed further in Debt and in Note 19 of the Notes to Condensed Consolidated Financial Statements), which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of March 31, 2024, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond, as discussed further in Debt below. We generated significant operating cash flow in the first quarter of 2024 as discussed below in Cash and Working Capital. We expect strong operating cash flow to continue for the remainder of 2024, based on projected cash collections, both from project execution activities and the resolution of additional outstanding claims and unapproved change orders, including COVID-19-related cost recoveries from certain customers. In addition, we expect to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes.
Cash and Working Capital
Cash and cash equivalents were $358.3 million as of March 31, 2024 compared to $380.6 million as of December 31, 2023. Cash immediately available for general corporate purposes was $128.9 million and $145.1 million as of March 31, 2024 and December 31, 2023, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $145.2 million as of March 31, 2024 compared to $144.4 million as of December 31, 2023. Restricted cash and restricted investments at March 31, 2024 were primarily held to secure insurance-related contingent obligations and deposits.
During the three months ended March 31, 2024, net cash provided by operating activities was $98.3 million, the second-largest result for the first three months of any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008. The net cash provided by operating activities for the 2024 period was primarily due to cash generated by earnings sources and a decrease in investment in project working capital. The decrease in investment in project working capital was primarily due to an increase in accounts payable, as a result of the timing of payments to subcontractors and vendors, partially offset by a decrease in billings in excess of costs and estimated earnings (“BIE”). During the three months ended March 31, 2023, net cash provided by operating activities was $21.3 million. The net cash provided by operating activities for the 2023 period was primarily due to a decrease in investments in project working capital, partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to a decrease in costs and estimated earnings in excess of billings (“CIE”) and decreases in accounts receivable and retention receivable that resulted from improved collection activity.
Cash flow from operating activities increased $76.9 million when comparing the first three months of 2024 with the same period in 2023. The increase in cash flow from operating activities for the first three months of 2024 compared to 2023 primarily reflects cash generated by earning sources in the current period compared to cash used by earnings sources in the same period last year, partially offset by a smaller decrease in investment in working capital in the current period compared to the prior-year period. The smaller decrease in investment in working capital in the 2024 period was primarily due to a current-

year decrease in BIE compared to an increase last year, a current-year increase in CIE compared to a decrease last year and a current-year increase in accounts receivable compared to a decrease last year, partially offset by a current-year increase in accounts payable compared to a decrease last year. Both periods were positively impacted by collections associated with previously disputed matters.
Net cash used in investing activities during the first three months of 2024 was $10.3 million primarily due to the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $10.4 million. Net cash used in investing activities during the first three months of 2023 was $6.9 million primarily due to the acquisition of property and equipment for projects totaling $17.8 million, partially offset by proceeds from the sale of property and equipment of $6.5 million and net proceeds from investment transactions of $4.4 million.
Net cash used in financing activities was $109.6 million for the first three months of 2024, which was primarily driven by $100.2 million of repayments of debt (including the $91.0 million principal repayment on the Term Loan B as discussed below in Debt) and $7.4 million of distributions to noncontrolling interests. Net cash provided by financing activities was $14.4 million for the first three months of 2023, which was primarily driven by $21.4 million of net proceeds from borrowings, partially offset by $6.5 million of net distributions to noncontrolling interests.
At March 31, 2024, we had working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.70 and a ratio of debt to equity of 0.61, compared to working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.66 and a ratio of debt to equity of 0.70 at December 31, 2023.
Debt
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (as amended, the “2020 Credit Agreement”) with BMO Bank N.A. (f/k/a BMO Harris Bank N.A.), as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “Revolver”), which will be reduced to $170.0 million following the effectiveness of the amendment to the 2020 Credit Agreement entered into on April 15, 2024, as described further detail below and in Note 19 of the Notes to Condensed Consolidated Financial Statements, with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively.
Subject to certain exceptions, at any time prior to maturity, the 2020 Credit Agreement provides the Company with the right to increase the commitments under the Revolver and/or to establish one or more term loan facilities in an aggregate amount up to (i) the greater of $173.5 million and 50% LTM EBITDA (as defined in the 2020 Credit Agreement) plus (ii) additional amounts if (A) in the case of pari passu first lien secured indebtedness, the First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement) does not exceed 1.35:1.00, (B) in the case of junior lien secured indebtedness, the Total Net Leverage Ratio, as defined in the 2020 Credit Agreement, does not exceed 3.50:1.00, and (C) in the case of unsecured indebtedness, (x) the Total Net Leverage Ratio does not exceed 3.50:1.00 or (y) the Fixed Charge Coverage Ratio (as defined in the 2020 Credit Agreement) is no less than 2.00:1.00. The balances of indebtedness used in the calculations of the First Lien Net Leverage Ratio and the Total Net Leverage Ratio include offsets for cash and cash equivalents available for general corporate purposes.

The Term Loan B will mature on August 18, 2027, except that if any of the 2017 Senior Notes (defined below) remain outstanding beyond future dates specified below, the maturity of certain amounts of the Term Loan B will be accelerated (“spring-forward maturity”). The spring-forward maturity provisions are as follows: (i) if, on January 30, 2025, any of the 2017 Senior Notes remain outstanding, the maturity date for one tranche of the Term Loan B (representing 10.2% of the principal balance) shall be January 30, 2025 (which is 91 days prior to the maturity of the 2017 Senior Notes) and (ii) if on April 21, 2025, any of the 2017 Senior Notes remain outstanding, the maturity date for another tranche of the Term Loan B (representing 89.8% of the principal balance) shall be April 21, 2025 (which is 10 days prior to the maturity of the 2017 Senior Notes), subject to certain further exceptions. However, following the redemption of the 2017 Senior Notes, which will occur on May 2, 2024 (as described in further detail below), the spring-forward maturity in respect of both tranches of the Term Loan B will no longer be in effect.

The Revolver will mature on August 18, 2025, unless any of the 2017 Senior Notes are outstanding on January 30, 2025, in which case any extensions of credit under the Revolver will mature and the commitments available under the Revolver will be reduced to zero, in each case, on January 30, 2025, subject to certain further exceptions. However, following the effectiveness of the April 15, 2024 amendment discussed below, the Revolver will mature (a) if any tranche of the Term Loan B, any incremental term loan or any refinancing term loan (or any refinancing or replacement thereof) remains outstanding, the earlier of (i) May 20, 2027 and (ii) the date that is ninety (90) days prior to the final maturity of any tranche of the Term Loan B, any incremental term loan or any refinancing term loan (or any refinancing or replacement thereof), as applicable and (b) if no obligations are outstanding with respect to any tranche of the Term Loan B, any incremental term loan or any refinancing term loan, August 18, 2027.
On April 15, 2024, as described in further detail in Note 19 of the Notes to the Condensed Consolidated Financial Statements, the Company entered into an amendment in respect of the 2020 Credit Agreement to, among other things, extend the maturity of the Revolver (as described above) and permanently reduce the aggregate commitments in respect of the Revolver by $5.0 million from $175.0 million to $170.0 million. The effectiveness of the amendment is subject to the satisfaction or waiver of certain conditions precedent more fully described in Note 19 of the Notes to Condensed Consolidated Financial Statements.
As of March 31, 2024, the Revolver had unused available borrowing capacity of $175.0 million, and the outstanding balance of the Term Loan B and the 2017 Senior Notes were $275.1 million and $500.0 million, respectively.
The 2020 Credit Agreement requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). At December 31, 2023, current maturities of long-term debt in the accompanying Condensed Consolidated Balance Sheets included $91.0 million of principal on the Term Loan B, relating to the mandatory prepayment provision of the 2020 Credit Agreement in respect of annual excess cash flow. The $91.0 million principal prepayment, which was due by the first week of April 2024, was paid in February 2024.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) (and the London Interbank Offered Rate (“LIBOR”) prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B for the three months ended March 31, 2024 was approximately 9.2%. There were no borrowings under the Revolver during the three months ended March 31, 2024. At March 31, 2024, the borrowing rates on the Term Loan B and the Revolver were 10.2% and 12.3%, respectively. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.
The table below presents our actual and required First Lien Net Leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
March 31, 2024
	Actual	Required
First lien net leverage ratio	1.12 to 1.00	≤ 2.25 : 1.00
On October 31, 2022, the 2020 Credit Agreement was amended to increase the maximum First Lien Net Leverage Ratio covenant level for certain fiscal quarters. On March 10, 2023, the 2020 Credit Agreement was further amended to set the maximum First Lien Net Leverage Ratio covenant level to 3.50:1.00, effective the fiscal quarter ended December 31, 2022, and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of March 31, 2024, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
2024 Senior Notes Issuance and 2017 Senior Notes Redemption
On April 22, 2024, the Company issued $400.0 million in aggregate principal amount of 11.875% Senior Notes due April 30, 2029 (the “2024 Senior Notes”) in a private placement offering. Interest on the 2024 Senior Notes is payable in arrears semi-annually in April and October of each year, beginning in October 2024.
Prior to April 30, 2026, the Company may redeem the 2024 Senior Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium described in the indenture. In addition, prior to April 30, 2026, the Company may redeem up to 40% of the original aggregate principal amount of the notes at a redemption price of 111.875% of their principal amount with the proceeds received by the Company from any offering of the Company’s equity. On or after April 30, 2026, the Company may redeem the 2024 Senior Notes at specified redemption prices described in the indenture. Upon a change of control, holders of the 2024 Senior Notes may require the Company to repurchase all or part of the 2024 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
The 2024 Senior Notes are senior unsecured obligations of the Company and are guaranteed by the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s 2020 Credit Agreement. In addition, the indenture for the 2024 Senior Notes provides for customary covenants on certain payments and includes customary events of default.
The proceeds of the 2024 Senior Notes, together with cash on hand, will be used to redeem in full, all of the outstanding obligations in respect of the 2017 Senior Notes, resulting in a total net reduction to the Company’s outstanding principal debt balance of $100.0 million. A Notice of Conditional Full Redemption was delivered to holders of the 2017 Senior Notes on April 17, 2024, and the redemption of the 2017 Senior Notes will occur on May 2, 2024.
Contractual Obligations
Other than the issuance of the 2024 Senior Notes and redemption of our 2017 Senior Notes, as discussed above in Debt and in Note 19 of the Notes to Condensed Consolidated Financial Statements, there have been no material changes in our contractual obligations from those described in our Annual Report on Form 10‑K for the year ended December 31, 2023.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended December 31, 2023. Our critical accounting estimates are also identified and discussed in Part II, Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2023.
Recently Issued Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in Part II, Item 7A of our Annual Report on Form 10‑K for the year ended December 31, 2023.
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

PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10‑K for the year ended December 31, 2023, updated by Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 5. Other Information
(c) Trading Plans
During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

Exhibits	Description
4.1
Indenture, dated April 22, 2024, among Tutor Perini Corporation, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 23, 2024).

10.1*	Form of Cash-Settled Restricted Stock Unit Award Agreement.
10.2	Fifth Amendment to Credit Agreement, dated as of April 15, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
_________________________________________________________________________________________________________
*    Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: April 25, 2024	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Senior Vice President and Chief Financial Officer