Form 10-Q
period 2024-06-30
TUTOR PERINI CORP
filed 2024-08-01
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at July 25, 2024 was 52,389,430.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share amounts)	2024	2023	2024	2023
REVENUE	$1,127,470	$1,021,751	$2,176,457	$1,798,051
COST OF OPERATIONS	(1,010,392)	(956,790)	(1,944,129)	(1,757,259)
GROSS PROFIT	117,078	64,961	232,328	40,792
General and administrative expenses	(76,585)	(62,573)	(143,029)	(120,349)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	40,493	2,388	89,299	(79,557)
Other income, net	5,838	3,058	11,149	9,475
Interest expense	(23,084)	(22,016)	(42,391)	(43,529)
INCOME (LOSS) BEFORE INCOME TAXES	23,247	(16,570)	58,057	(113,611)
Income tax (expense) benefit	(7,278)	(194)	(14,586)	47,918
NET INCOME (LOSS)	15,969	(16,764)	43,471	(65,693)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	15,157	20,770	26,899	21,037
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$812	$(37,534)	$16,572	$(86,730)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.02	$(0.72)	$0.32	$(1.68)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.02	$(0.72)	$0.31	$(1.68)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,327	51,803	52,210	51,678
DILUTED	52,848	51,803	52,682	51,678
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
NET INCOME (LOSS)	$15,969	$(16,764)	$43,471	$(65,693)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	321	296	642	597
Foreign currency translation adjustments	(703)	528	(1,630)	778
Unrealized gain (loss) in fair value of investments	125	(592)	(111)	737
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(257)	232	(1,099)	2,112

COMPREHENSIVE INCOME (LOSS)	15,712	(16,532)	42,372	(63,581)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,964	21,171	26,239	21,591
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$748	$(37,703)	$16,133	$(85,172)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of June 30, 2024	As of December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($156,912 and $173,118 related to variable interest entities (“VIEs”))	$267,072	$380,564
Restricted cash	12,417	14,116
Restricted investments	134,182	130,287
Accounts receivable ($60,049 and $84,014 related to VIEs)	1,087,369	1,054,014
Retention receivable ($157,536 and $161,187 related to VIEs)	546,668	580,926
Costs and estimated earnings in excess of billings ($87,833 and $58,089 related to VIEs)	1,160,710	1,143,846
Other current assets ($18,918 and $26,725 related to VIEs)	187,822	217,601
Total current assets	3,396,240	3,521,354
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $548,937 and $534,171 (net P&E of $29,449 and $35,135 related to VIEs)	434,371	441,291
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	67,187	68,305
DEFERRED INCOME TAXES	67,284	74,083
OTHER ASSETS	123,523	119,680
TOTAL ASSETS	$4,293,748	$4,429,856

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$18,602	$117,431
Accounts payable ($28,980 and $24,160 related to VIEs)	622,776	466,545
Retention payable ($18,444 and $22,841 related to VIEs)	223,962	223,138
Billings in excess of costs and estimated earnings ($394,866 and $439,759 related to VIEs)	987,447	1,103,530
Accrued expenses and other current liabilities ($10,620 and $18,206 related to VIEs)	207,877	214,309
Total current liabilities	2,060,664	2,124,953
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $31,387 and $11,000	657,835	782,314
OTHER LONG-TERM LIABILITIES	259,132	238,678
TOTAL LIABILITIES	2,977,631	3,145,945
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 52,389,430 and 52,025,497 shares	52,389	52,025
Additional paid-in capital	1,148,074	1,146,204
Retained earnings	149,718	133,146
Accumulated other comprehensive loss	(40,226)	(39,787)
Total stockholders' equity	1,309,955	1,291,588
Noncontrolling interests	6,162	(7,677)
TOTAL EQUITY	1,316,117	1,283,911
TOTAL LIABILITIES AND EQUITY	$4,293,748	$4,429,856
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$43,471	$(65,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26,470	19,636
Amortization of intangible assets	1,118	1,118
Share-based compensation expense	22,437	5,637
Change in debt discounts and deferred debt issuance costs	4,366	2,005
Deferred income taxes	5,969	(68,256)
(Gain) loss on sale of property and equipment	595	(5,038)
Changes in other components of working capital	49,150	188,761
Other long-term liabilities	1,188	(2,152)
Other, net	(3,351)	1,632
NET CASH PROVIDED BY OPERATING ACTIVITIES	151,413	77,650

Cash Flows from Investing Activities:
Acquisition of property and equipment	(21,352)	(30,623)
Proceeds from sale of property and equipment	1,434	6,758
Investments in securities	(22,073)	(14,521)
Proceeds from maturities and sales of investments in securities	17,979	9,227
NET CASH USED IN INVESTING ACTIVITIES	(24,012)	(29,159)

Cash Flows from Financing Activities:
Proceeds from debt	597,900	537,500
Repayment of debt	(800,819)	(571,332)
Cash payments related to share-based compensation	(2,194)	(284)
Distributions paid to noncontrolling interests	(12,400)	(15,250)
Contributions from noncontrolling interests	—	2,000
Debt issuance, extinguishment and modification costs	(25,079)	(497)
NET CASH USED IN FINANCING ACTIVITIES	(242,592)	(47,863)

Net increase (decrease) in cash, cash equivalents and restricted cash	(115,191)	628
Cash, cash equivalents and restricted cash at beginning of period	394,680	273,831
Cash, cash equivalents and restricted cash at end of period	$279,489	$274,459
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 may not be indicative of the results that will be achieved for the full year ending December 31, 2024.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2024 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
(2)Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of incremental segment information on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.
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
(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$289,587	$361,082	$542,103	$549,542
Military facilities	117,779	83,811	222,923	169,378
Bridges	62,308	51,326	89,980	81,971
Commercial and industrial sites	36,630	29,192	76,120	51,918
Power and energy	35,728	15,159	61,926	25,335
Other	4,456	13,553	25,601	25,849
Total Civil segment revenue	$546,488	$554,123	$1,018,653	$903,993

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Building segment revenue by end market:
Healthcare facilities	$135,954	$55,839	$247,941	$106,256
Government	114,118	97,814	244,729	187,434
Education facilities	84,190	54,420	152,349	102,497
Mass transit (includes transportation projects)	57,323	62,871	118,498	96,191
Sports and entertainment	10,621	13,364	26,260	26,830
Commercial and industrial facilities	4,073	16,026	15,442	54,297
Hospitality and gaming	3,636	16,979	6,388	36,585
Other(a)	7,951	14,029	18,201	(49,095)
Total Building segment revenue	$417,866	$331,342	$829,808	$560,995

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$48,826	$4,973	$96,952	$52,518
Commercial and industrial facilities	30,213	53,583	58,423	107,810
Multi-unit residential	20,298	29,207	45,024	62,003
Government	18,491	20,763	41,444	41,832
Healthcare facilities	14,718	14,048	31,428	23,579
Water	14,702	20,147	28,918	48,481
Other(a)	15,868	(6,435)	25,807	(3,160)
Total Specialty Contractors segment revenue	$163,116	$136,286	$327,996	$333,063

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$345,619	$248,117	$83,127	$676,863	$403,013	$177,247	$54,879	$635,139
Federal agencies	119,312	46,085	339	165,736	98,711	47,090	(5,414)	140,387
Private owners	81,557	123,664	79,650	284,871	52,399	107,005	86,821	246,225
Total revenue	$546,488	$417,866	$163,116	$1,127,470	$554,123	$331,342	$136,286	$1,021,751

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$629,614	$494,636	$160,080	$1,284,330	$616,440	$313,848	$140,561	$1,070,849
Federal agencies	232,766	92,137	778	325,681	194,695	88,825	(3,521)	279,999
Private owners(a)	156,273	243,035	167,138	566,446	92,858	158,322	196,023	447,203
Total revenue	$1,018,653	$829,808	$327,996	$2,176,457	$903,993	$560,995	$333,063	$1,798,051

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$452,823	$186,050	$136,345	$775,218	$488,343	$136,053	$110,552	$734,948
Guaranteed maximum price	88	190,643	937	191,668	(107)	125,070	(1,734)	123,229
Unit price	75,313	—	20,280	95,593	58,662	—	21,068	79,730
Cost plus fee and other	18,264	41,173	5,554	64,991	7,225	70,219	6,400	83,844
Total revenue	$546,488	$417,866	$163,116	$1,127,470	$554,123	$331,342	$136,286	$1,021,751

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$875,543	$356,196	$275,848	$1,507,587	$799,716	$232,169	$276,707	$1,308,592
Guaranteed maximum price(a)	134	377,943	1,560	379,637	(45)	194,848	22	194,825
Unit price	109,167	—	40,825	149,992	91,674	—	45,132	136,806
Cost plus fee and other	33,809	95,669	9,763	139,241	12,648	133,978	11,202	157,828
Total revenue	$1,018,653	$829,808	$327,996	$2,176,457	$903,993	$560,995	$333,063	$1,798,051
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

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three and six months ended June 30, 2024 related to performance obligations satisfied (or partially satisfied) in prior periods by $9.0 million and $15.6 million, respectively. Revenue was negatively impacted during the three and six months ended June 30, 2023 related to performance obligations satisfied (or partially satisfied) in prior periods by $3.1 million and $108.3 million, respectively. Refer to Note 18, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2024, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.4 billion, $2.2 billion and $1.1 billion for the Civil, Building and Specialty Contractors segments, respectively. As of June 30, 2023, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.6 billion, $2.4 billion and $1.2 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Retention receivable	$546,668	$580,926
Costs and estimated earnings in excess of billings:
Claims	511,564	562,646
Unapproved change orders	565,269	512,831
Other unbilled costs and profits	83,877	68,369
Total costs and estimated earnings in excess of billings	1,160,710	1,143,846
Capitalized contract costs	95,732	117,913
Total contract assets	$1,803,110	$1,842,685
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
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and six months ended June 30, 2024, $15.6 million and $31.9 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and six months ended June 30, 2023, $9.0 million and $19.8 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Retention payable	$223,962	$223,138
Billings in excess of costs and estimated earnings	987,447	1,103,530
Total contract liabilities	$1,211,409	$1,326,668
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and six months ended June 30, 2024 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $483.2 million and $726.3 million, respectively. Revenue recognized during the three and six months ended June 30, 2023 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $439.5 million and $564.4 million, respectively.
(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Cash and cash equivalents available for general corporate purposes	$84,118	$145,055
Joint venture cash and cash equivalents	182,954	235,509
Cash and cash equivalents	267,072	380,564
Restricted cash	12,417	14,116
Total cash, cash equivalents and restricted cash	$279,489	$394,680
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share data)	2024	2023	2024	2023
Net income (loss) attributable to Tutor Perini Corporation	$812	$(37,534)	$16,572	$(86,730)

Weighted-average common shares outstanding, basic	52,327	51,803	52,210	51,678
Effect of dilutive RSUs and stock options	521	—	472	—
Weighted-average common shares outstanding, diluted	52,848	51,803	52,682	51,678

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$0.02	$(0.72)	$0.32	$(1.68)
Diluted	$0.02	$(0.72)	$0.31	$(1.68)

Anti-dilutive securities not included above	925	3,163	1,173	3,010
For the three and six months ended June 30, 2023, all outstanding RSUs and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the periods.
(7)Income Taxes
The Company recognized an income tax expense of $7.3 million and $14.6 million for the three and six months ended June 30, 2024, respectively. The effective income tax rate was 31.3% and 25.1% for the three and six months ended June 30, 2024, respectively. The effective income tax rate for both the three and six months ended June 30, 2024 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of the federal tax benefit), partially offset by the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company).
The Company recognized an income tax expense of $0.2 million for the three months ended June 30, 2023 and an income tax benefit of $47.9 million for the six months ended June 30, 2023. The effective income tax rate was (1.2)% and 42.2% for the three and six months ended June 30, 2023, respectively. The effective income tax rate for the three months ended June 30, 2023 was lower than the 21.0% federal statutory rate primarily due to the impact of a cumulative catch-up adjustment associated with the change in the Company’s projected 2023 effective tax rate that resulted from the revision of the Company’s forecast. The effective income tax rates for both periods were impacted by relatively large tax benefits generated against a forecasted pre-tax loss for the year, which magnified the impact these tax benefits had on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The tax benefits that caused a higher effective tax rate primarily included the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of the federal tax benefit), partially offset by non-deductible expenses.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(8)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through June 30, 2024:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2023	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2023	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2023	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of June 30, 2024	$205,143	$—	$—	$205,143
The Company performed its annual impairment test in the fourth quarter of 2023 and concluded goodwill was not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
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
Intangible Assets
Intangible assets consist of the following:

	As of June 30, 2024				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(29,241)	(23,232)	16,777	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(201,686)	$(113,067)	$67,187

	As of December 31, 2023				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(28,123)	(23,232)	17,895	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(200,568)	$(113,067)	$68,305

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Amortization expense related to amortizable intangible assets for the three and six months ended June 30, 2024 was $0.6 million and $1.1 million, respectively. Amortization expense related to amortizable intangible assets for the three and six months ended June 30, 2023 was $0.6 million and $1.1 million, respectively. As of June 30, 2024, future amortization expense related to amortizable intangible assets will be approximately $1.1 million for the remainder of 2024, $2.2 million per year for the years 2025 through 2029 and $4.7 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2023. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three and six months ended June 30, 2024 or 2023.
(9)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
2024 Senior Notes	$376,232	$—
2017 Senior Notes	—	498,410
Term Loan B	266,369	357,744
Revolver	—	—
Equipment financing and mortgages	31,724	34,807
Other indebtedness	2,112	8,784
Total debt	676,437	899,745
Less: Current maturities(a)	18,602	117,431
Long-term debt, net	$657,835	$782,314
____________________________________________________________________________________________________
(a)Current maturities at December 31, 2023 included the $91.0 million principal prepayment on the Term Loan B that was made in February 2024.
The following table reconciles the outstanding debt balances to the reported debt balances as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024			As of December 31, 2023
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2024 Senior Notes	$400,000	$(23,768)	$376,232	$—	$—	$—
2017 Senior Notes	—	—	—	500,000	(1,590)	498,410
Term Loan B	273,988	(7,619)	266,369	367,154	(9,410)	357,744
The unamortized issuance costs related to the Revolver were $1.7 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.
2024 Senior Notes
On April 22, 2024, the Company issued $400.0 million in aggregate principal amount of 11.875% Senior Notes due April 30, 2029 (the “2024 Senior Notes”) in a private placement offering. Interest on the 2024 Senior Notes is payable in arrears semi-annually in April and October of each year, beginning in October 2024. The proceeds from the 2024 Senior Notes were used to redeem the 2017 Senior Notes (as discussed below).

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Prior to April 30, 2026, the Company may redeem the 2024 Senior Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium described in the indenture. In addition, prior to April 30, 2026, the Company may redeem up to 40% of the original aggregate principal amount of the 2024 Senior Notes at a redemption price of 111.875% of their principal amount with the “net cash proceeds” received by the Company from one or more equity offerings, as described in the indenture. On or after April 30, 2026, the Company may redeem the 2024 Senior Notes at specified redemption prices described in the indenture. If the Company experiences certain change of control events, holders of the 2024 Senior Notes may require the Company to repurchase all or part of the 2024 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
The 2024 Senior Notes are senior unsecured obligations of the Company and are guaranteed by the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s 2020 Credit Agreement. In addition, the indenture for the 2024 Senior Notes provides for customary covenants, including restrictions on the payment of dividends and share repurchases, and includes customary events of default.
Redemption of 2017 Senior Notes
On April 20, 2017, the Company issued $500.0 million in aggregate principal amount of 6.875% Senior Notes due May 1, 2025 (the “2017 Senior Notes”) in a private placement offering.
The proceeds of the 2024 Senior Notes, together with cash on hand, were used to redeem in full, all of the outstanding obligations in respect of the 2017 Senior Notes. The redemption of the 2017 Senior Notes occurred on May 2, 2024 (the “2017 Senior Notes Redemption”).
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (as amended, the “2020 Credit Agreement”) with BMO Bank N.A. (f/k/a BMO Harris Bank N.A.), as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement originally provided for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “Revolver”), which was subsequently reduced to $170.0 million following the effectiveness of the 2024 Amendment (as defined and discussed below), with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027. Prior to the 2017 Senior Notes Redemption, if any of the 2017 Senior Notes had remained outstanding beyond certain dates, the maturities of the Term Loan B and the Revolver would have been subject to acceleration (“spring-forward maturity”). However, following the 2017 Senior Notes Redemption and the consummation of the 2024 Amendment, the spring-forward maturity of the Term Loan B is no longer in effect and the spring-forward maturity of the Revolver has been extended (as described below).
On April 15, 2024, the Company entered into an amendment in respect of the 2020 Credit Agreement (the “2024 Amendment”) which, among other changes, (1) extends the existing Revolver maturity date from August 18, 2025 to (a) if any tranche of the Term Loan B, any incremental term loan or any refinancing term loan (or any refinancing or replacement thereof) remains outstanding, the earlier of (i) May 20, 2027 and (ii) the date that is ninety (90) days prior to the final maturity of any tranche of the Term Loan B, any incremental term loan or any refinancing term loan (or any refinancing or replacement thereof), as applicable, and (b) if no obligations are outstanding with respect to any tranche of the Term Loan B, any incremental term loan or any refinancing term loan, August 18, 2027 and (2) permanently reduces the aggregate commitments in respect of the Revolver by $5.0 million from $175.0 million to $170.0 million. The 2024 Amendment became effective on May 2, 2024 upon the completion of the 2017 Senior Notes Redemption.
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The weighted-average annual interest rate on borrowings under the Revolver was 12.0% during the six months ended June 30, 2024.
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
As of June 30, 2024, the entire $170.0 million was available under the Revolver. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended June 30, 2024.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cash interest expense:
Interest on Term Loan B	$7,084	$9,250	$15,572	$18,999
Interest on 2017 Senior Notes	2,960	8,594	11,554	17,188
Interest on 2024 Senior Notes	8,708	—	8,708	—
Interest on Revolver	973	2,807	973	4,552
Other interest	799	364	1,218	785
Total cash interest expense	20,524	21,015	38,025	41,524

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Term Loan B	473	529	1,791	1,100
Amortization of debt issuance costs on 2017 Senior Notes	99	277	392	550
Amortization of debt issuance costs on 2024 Senior Notes	632	—	632	—
Amortization of debt issuance costs on Revolver	158	195	353	355
Non-cash portion of loss on extinguishment	1,198	—	1,198	—
Total non-cash interest expense	2,560	1,001	4,366	2,005

Total interest expense	$23,084	$22,016	$42,391	$43,529
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2024 Senior Notes, 2017 Senior Notes and Term Loan B were 13.56%, 7.13% and 12.27%, respectively, for the six months ended June 30, 2024.
(10)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2024, the Company’s operating leases have remaining lease terms ranging from less than one year to 14 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$3,202	$3,387	$6,522	$6,861
Short-term lease expense(a)	13,545	12,692	25,868	26,611
	16,747	16,079	32,390	33,472
Less: Sublease income	203	198	402	392
Total lease expense	$16,544	$15,881	$31,988	$33,080
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of June 30, 2024	As of December 31, 2023
Assets
Right-of-use assets	Other assets	$51,461	$48,878
Total lease assets		$51,461	$48,878
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$6,817	$6,275
Long-term lease liabilities	Other long-term liabilities	50,107	47,781
Total lease liabilities		$56,924	$54,056
Weighted-average remaining lease term		9.7 years	10.3 years
Weighted-average discount rate		11.97%	12.13%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(6,359)	$(6,807)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$6,147	$807
The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2024:

Year (in thousands)	Operating Leases
2024 (excluding the six months ended June 30, 2024)	$6,481
2025	12,044
2026	10,166
2027	8,750
2028	8,671
Thereafter	52,663
Total lease payments	98,775
Less: Imputed interest	41,851
Total	$56,924
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
A description of the material pending legal proceedings, other than ordinary routine litigation incidental to the business, is as follows:
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
(12)Share-Based Compensation
As of June 30, 2024, there were 1,452,390 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the six months ended June 30, 2024 and 2023, the Company granted the following share-based instruments: (1) RSUs totaling 30,000 and 590,188, respectively, with weighted-average grant date fair values per unit of $12.68 and $8.66, respectively; (2) cash-settled performance stock units (“CPSUs”) totaling 645,180 and 901,541, respectively, with weighted-average grant date fair values per unit of $19.17 and $11.18, respectively; (3) deferred cash awards (“DCAs”), including cash-settled stock units, with service-based vesting conditions and payouts indexed to shares of the Company’s common stock totaling 673,855 and 90,000, respectively, with weighted-average grant date fair values per unit of $12.75 and $8.98, respectively; and (4) shares of unrestricted stock totaling 73,716 and 302,112, respectively, with weighted-average grant date fair values per unit of $20.89 and $5.66, respectively.
As of June 30, 2024 and December 31, 2023, the Company recognized liabilities for CPSUs, RSUs with guaranteed minimum payouts and DCAs on the Condensed Consolidated Balance Sheets totaling approximately $20.7 million and $4.9 million, respectively. During the six months ended June 30, 2024 and 2023, the Company paid approximately $2.9 million and $0.2 million, respectively, to settle certain awards upon vesting.
For the three and six months ended June 30, 2024, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $16.9 million and $22.4 million, respectively, and $2.6 million and $5.6 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the balance of unamortized share-based compensation expense was $56.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.
(13)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.
The following table sets forth a summary of the net periodic benefit cost for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest cost	$910	$969	$1,821	$1,938
Service cost	232	255	463	510
Expected return on plan assets	(944)	(979)	(1,888)	(1,957)
Recognized net actuarial losses	438	413	875	826
Net periodic benefit cost	$636	$658	$1,271	$1,317
The Company contributed $1.3 million to its defined benefit pension plan during the six months ended June 30, 2024. The Company expects to contribute an additional $1.2 million in cash by the end of 2024. Due to availability of our prefunded pension balance related to the defined benefit pension plan, the Company was not required to make any cash payments during the six months ended June 30, 2023.

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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024				As of December 31, 2023
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$267,072	$—	$—	$267,072	$380,564	$—	$—	$380,564
Restricted cash(a)	12,417	—	—	12,417	14,116	—	—	14,116
Restricted investments(b)	—	134,182	—	134,182	—	130,287	—	130,287
Investments in lieu of retention(c)	31,590	93,306	—	124,896	19,988	86,961	—	106,949
Total	$311,079	$227,488	$—	$538,567	$414,668	$217,248	$—	$631,916
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of June 30, 2024 and December 31, 2023, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of June 30, 2024 and December 31, 2023, and are composed of money market funds of $31.6 million and $20.0 million, respectively, and AFS debt securities of $93.3 million and $87.0 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Investments in AFS debt securities consisted of the following as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024				As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$108,764	$249	$(2,199)	$106,814	$95,903	$762	$(2,202)	$94,463
U.S. government agency securities	20,832	4	(972)	19,864	29,082	18	(1,054)	28,046
Municipal bonds	7,946	1	(908)	7,039	8,227	5	(914)	7,318
Corporate certificates of deposit	493	—	(28)	465	498	—	(38)	460
Total restricted investments	138,035	254	(4,107)	134,182	133,710	785	(4,208)	130,287

Investments in lieu of retention:
Corporate debt securities	93,661	38	(1,425)	92,274	87,601	246	(1,950)	85,897
Municipal bonds	826	206	—	1,032	823	241	—	1,064
Total investments in lieu of retention	94,487	244	(1,425)	93,306	88,424	487	(1,950)	86,961

Total AFS debt securities	$232,522	$498	$(5,532)	$227,488	$222,134	$1,272	$(6,158)	$217,248

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$35,500	$(258)	$35,457	$(1,941)	$70,957	$(2,199)
U.S. government agency securities	3,406	(34)	14,902	(938)	18,308	(972)
Municipal bonds	176	(1)	6,798	(907)	6,974	(908)
Corporate certificates of deposit	—	—	464	(28)	464	(28)
Total restricted investments	39,082	(293)	57,621	(3,814)	96,703	(4,107)

Investments in lieu of retention:
Corporate debt securities	31,399	(155)	51,020	(1,270)	82,419	(1,425)
Total investments in lieu of retention	31,399	(155)	51,020	(1,270)	82,419	(1,425)

Total AFS debt securities	$70,481	$(448)	$108,641	$(5,084)	$179,122	$(5,532)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$4,971	$(3)	$40,649	$(2,199)	$45,620	$(2,202)
U.S. government agency securities	1,280	(4)	22,858	(1,050)	24,138	(1,054)
Municipal bonds	99	(2)	7,038	(912)	7,137	(914)
Corporate certificates of deposit	—	—	460	(38)	460	(38)
Total restricted investments	6,350	(9)	71,005	(4,199)	77,355	(4,208)

Investments in lieu of retention:
Corporate debt securities	11,398	(55)	49,726	(1,895)	61,124	(1,950)
Total investments in lieu of retention	11,398	(55)	49,726	(1,895)	61,124	(1,950)

Total AFS debt securities	$17,748	$(64)	$120,731	$(6,094)	$138,479	$(6,158)

The unrealized losses in AFS debt securities as of June 30, 2024 and December 31, 2023 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of June 30, 2024 and December 31, 2023.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2023, the Company has not recognized any impairment losses in earnings during the six months ended June 30, 2024.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The amortized cost and fair value of AFS debt securities by contractual maturity as of June 30, 2024 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$74,786	$73,104
Due after one year through five years	147,533	145,223
Due after five years	10,203	9,161
Total	$232,522	$227,488
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2024 Senior Notes was $430.1 million as of June 30, 2024 and the fair value of the 2017 Senior Notes was $490.9 million as of December 31, 2023. The fair values of the 2024 Senior Notes and 2017 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $274.0 million and $358.9 million as of June 30, 2024 and December 31, 2023, respectively. The fair values of the Term Loan B were determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of June 30, 2024 and December 31, 2023.
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
As of June 30, 2024, the Company had unconsolidated VIE-related current assets and liabilities of $0.5 million and $0.1 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had unconsolidated VIE-related current assets and liabilities of $0.5 million and $0.1 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. The Company had future funding requirements of $3.0 million related to unconsolidated VIEs as of June 30, 2024.
As of June 30, 2024, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $481.2 million and $29.4 million, respectively, as well as current liabilities of $452.9 million related to the operations of its consolidated VIEs. As of December 31, 2023, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $503.1 million and $35.1 million, respectively, as well as current liabilities of $505.0 million related to the operations of its consolidated VIEs.

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
(16)Changes in Equity
A reconciliation of the changes in equity for the three and six months ended June 30, 2024 and 2023 is provided below:

	Three Months Ended June 30, 2024
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - March 31, 2024	$52,284	$1,146,008	$148,906	$(40,162)	$(3,802)	$1,303,234
Net income	—	—	812	—	15,157	15,969
Other comprehensive loss	—	—	—	(64)	(193)	(257)
Share-based compensation	—	2,852	—	—	—	2,852
Issuance of common stock, net	105	(786)	—	—	—	(681)
Distributions to noncontrolling interests	—	—	—	—	(5,000)	(5,000)
Balance - June 30, 2024	$52,389	$1,148,074	$149,718	$(40,226)	$6,162	$1,316,117

	Six Months Ended June 30, 2024
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2023	$52,025	$1,146,204	$133,146	$(39,787)	$(7,677)	$1,283,911
Net income	—	—	16,572	—	26,899	43,471
Other comprehensive loss	—	—	—	(439)	(660)	(1,099)
Share-based compensation	—	4,355	—	—	—	4,355
Issuance of common stock, net	364	(2,485)	—	—	—	(2,121)
Contributions from noncontrolling interests	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(12,400)	(12,400)
Balance - June 30, 2024	$52,389	$1,148,074	$149,718	$(40,226)	$6,162	$1,316,117

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30, 2023
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - March 31, 2023	$51,645	$1,142,081	$255,105	$(45,310)	$(13,814)	$1,389,707
Net income (loss)	—	—	(37,534)	—	20,770	(16,764)
Other comprehensive income (loss)	—	—	—	(169)	401	232
Share-based compensation	—	1,635	—	—	—	1,635
Issuance of common stock, net	325	(184)	—	—	—	141
Contributions from noncontrolling interests	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(6,750)	(6,750)
Balance - June 30, 2023	$51,970	$1,143,532	$217,571	$(45,479)	$607	$1,368,201

	Six Months Ended June 30, 2023
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2022	$51,521	$1,140,933	$304,301	$(47,037)	$(7,734)	$1,441,984
Net income (loss)	—	—	(86,730)	—	21,037	(65,693)
Other comprehensive income	—	—	—	1,558	554	2,112
Share-based compensation	—	3,030	—	—	—	3,030
Issuance of common stock, net	449	(431)	—	—	—	18
Contributions from noncontrolling interests	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	(15,250)	(15,250)
Balance - June 30, 2023	$51,970	$1,143,532	$217,571	$(45,479)	$607	$1,368,201
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$438	$(117)	$321	$411	$(115)	$296
Foreign currency translation adjustments	(869)	166	(703)	562	(34)	528
Unrealized gain (loss) in fair value of investments	153	(28)	125	(751)	159	(592)
Total other comprehensive income (loss)	(278)	21	(257)	222	10	232
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(193)	—	(193)	401	—	401
Total other comprehensive loss attributable to Tutor Perini Corporation	$(85)	$21	$(64)	$(179)	$10	$(169)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$875	$(233)	$642	$826	$(229)	$597
Foreign currency translation adjustments	(1,951)	321	(1,630)	902	(124)	778
Unrealized gain (loss) in fair value of investments	(148)	37	(111)	934	(197)	737
Total other comprehensive income (loss)	(1,224)	125	(1,099)	2,662	(550)	2,112
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(660)	—	(660)	554	—	554
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(564)	$125	$(439)	$2,108	$(550)	$1,558
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2024	$(29,033)	$(7,321)	$(3,808)	$(40,162)
Other comprehensive income (loss) before reclassifications	—	(463)	108	(355)
Amounts reclassified from AOCI	321	—	(30)	291
Total other comprehensive income (loss)	321	(463)	78	(64)
Balance as of June 30, 2024	$(28,712)	$(7,784)	$(3,730)	$(40,226)
Attributable to Noncontrolling Interests:
Balance as of March 31, 2024	$—	$(811)	$(387)	$(1,198)
Other comprehensive income (loss)	—	(240)	47	(193)
Balance as of June 30, 2024	$—	$(1,051)	$(340)	$(1,391)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Six Months Ended June 30, 2024
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2023	$(29,354)	$(6,893)	$(3,540)	$(39,787)
Other comprehensive loss before reclassifications	—	(891)	(205)	(1,096)
Amounts reclassified from AOCI	642	—	15	657
Total other comprehensive income (loss)	642	(891)	(190)	(439)
Balance as of June 30, 2024	$(28,712)	$(7,784)	$(3,730)	$(40,226)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2023	$—	$(312)	$(419)	$(731)
Other comprehensive income (loss)	—	(739)	79	(660)
Balance as of June 30, 2024	$—	$(1,051)	$(340)	$(1,391)

	Three Months Ended June 30, 2023
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2023	$(32,336)	$(7,010)	$(5,964)	$(45,310)
Other comprehensive income (loss) before reclassifications	—	90	(598)	(508)
Amounts reclassified from AOCI	296	—	43	339
Total other comprehensive income (loss)	296	90	(555)	(169)
Balance as of June 30, 2023	$(32,040)	$(6,920)	$(6,519)	$(45,479)
Attributable to Noncontrolling Interests:
Balance as of March 31, 2023	$—	$(780)	$(797)	$(1,577)
Other comprehensive income (loss)	—	438	(37)	401
Balance as of June 30, 2023	$—	$(342)	$(834)	$(1,176)

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
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Component of AOCI:
Defined benefit pension plan adjustments(a)	$438	$411	$875	$826
Income tax benefit(b)	(117)	(115)	(233)	(229)
Net of tax	$321	$296	$642	$597

Unrealized (gain) loss in fair value of investment adjustments(a)	$(38)	$55	$19	$85
Income tax expense (benefit)(b)	8	(12)	(4)	(18)
Net of tax	$(30)	$43	$15	$67
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
The Building segment has significant experience providing services for private and public works customers in a number of specialized building markets, including: hospitality and gaming, transportation, healthcare, commercial offices, government facilities, sports and entertainment, education, correctional and detention facilities, biotech, pharmaceutical, industrial and technology.

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
The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2024 and 2023:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended June 30, 2024
Total revenue	$577,519	$433,797	$163,066	$1,174,382		$—		$1,174,382
Elimination of intersegment revenue	(31,031)	(15,931)	50	(46,912)		—		(46,912)
Revenue from external customers	$546,488	$417,866	$163,116	$1,127,470		$—		$1,127,470
Income (loss) from construction operations	$75,587	$5,047	$(7,846)	$72,788	(a)	$(32,295)	(b)	$40,493
Capital expenditures	$9,479	$68	$(30)	$9,517		$1,401		$10,918
Depreciation and amortization(c)	$10,727	$585	$574	$11,886		$2,120		$14,006

Three Months Ended June 30, 2023
Total revenue	$555,553	$321,933	$136,323	$1,013,809		$—		$1,013,809
Elimination of intersegment revenue	(1,430)	9,409	(37)	7,942		—		7,942
Revenue from external customers	$554,123	$331,342	$136,286	$1,021,751		$—		$1,021,751
Income (loss) from construction operations	$105,407	$(13,831)	$(69,832)	$21,744	(d)	$(19,356)	(b)	$2,388
Capital expenditures	$9,643	$1,458	$256	$11,357		$1,470		$12,827
Depreciation and amortization(c)	$7,074	$455	$622	$8,151		$2,195		$10,346
____________________________________________________________________________________________________
(a)During the three months ended June 30, 2024, the Company’s income (loss) from construction operations was impacted by an unfavorable adjustment of $12.4 million ($9.1 million, or $0.17 per diluted share, after tax) due to the impact of a settlement on two completed Civil segment highway projects in the Northeast.
(b)Consists primarily of corporate general and administrative expenses. Corporate general and administrative expenses for the three months ended June 30, 2024 and 2023 included share-based compensation expense of $16.9 million ($12.4 million, or $0.23 per diluted share, after tax) and $2.6 million ($1.9 million, or $0.04 per diluted share, after tax), respectively. The increase in share-based compensation expense in the second quarter of 2024 was primarily due to a substantial increase in the Company’s stock price during the period, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the three months ended June 30, 2023, the Company’s income (loss) from construction operations was impacted by favorable adjustments totaling $58.1 million ($46.1 million, or $0.89 per diluted share, after tax) resulting from changes in estimates due to improved performance on a Civil segment mass-transit project in California; $35.8 million ($26.0 million, or $0.50 per diluted share, after tax) of unfavorable non-cash adjustments due to changes in estimates on the Specialty Contractors segment’s electrical and mechanical scope of a transportation project in the Northeast associated with a change in the expected recovery on certain unapproved change orders; a non-cash charge of $24.7 million ($18.0 million, or $0.35 per diluted share, after tax) that resulted from an adverse legal ruling on a Specialty Contractors segment educational facilities project in New York; and a $13.1 million ($10.2 million, or $0.20 per diluted share, after tax) unfavorable adjustment on a transportation project in the Northeast, split evenly between the Civil and Building segments, due to the settlement of certain change orders during project closeout.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Six Months Ended June 30, 2024
Total revenue	$1,080,341	$855,973	$327,946	$2,264,260		$—		$2,264,260
Elimination of intersegment revenue	(61,688)	(26,165)	50	(87,803)		—		(87,803)
Revenue from external customers	$1,018,653	$829,808	$327,996	$2,176,457		$—		$2,176,457
Income (loss) from construction operations	$146,330	$21,167	$(26,158)	$141,339	(a)	$(52,040)	(b)	$89,299
Capital expenditures	$17,610	$285	$273	$18,168		$3,184		$21,352
Depreciation and amortization(c)	$20,981	$1,170	$1,172	$23,323		$4,265		$27,588

Six Months Ended June 30, 2023
Total revenue	$933,777	$551,224	$333,071	$1,818,072		$—		$1,818,072
Elimination of intersegment revenue	(29,784)	9,771	(8)	(20,021)		—		(20,021)
Revenue from external customers	$903,993	$560,995	$333,063	$1,798,051		$—		$1,798,051
Income (loss) from construction operations	$123,419	$(84,040)	$(82,280)	$(42,901)	(d)	$(36,656)	(b)	$(79,557)
Capital expenditures	$24,708	$3,475	$700	$28,883		$1,740		$30,623
Depreciation and amortization(c)	$14,055	$912	$1,241	$16,208		$4,546		$20,754
____________________________________________________________________________________________________
(a)During the six months ended June 30, 2024, the Company’s income (loss) from construction operations was impacted by unfavorable adjustments of $12.4 million ($9.1 million, or $0.17 per diluted share, after tax) due to the impact of a settlement on two completed Civil segment highway projects in the Northeast and $12.0 million ($8.8 million, or $0.17 per diluted share, after tax) due to an arbitration ruling that only provided a partial award to the Company pertaining to a completed Specialty Contractors segment electrical project in New York. The period was also impacted by a favorable adjustment of $10.2 million ($7.5 million, or $0.14 per diluted share, after tax) on a Civil segment mass-transit project in California related to a dispute resolution and associated expected cost savings.
(b)Consists primarily of corporate general and administrative expenses. Corporate general and administrative expenses for the six months ended June 30, 2024 and 2023 included share-based compensation expense of $22.4 million ($16.5 million, or $0.31 per diluted share, after tax) and $5.6 million ($4.1 million, or $0.08 per diluted share, after tax), respectively. The increase in share-based compensation expense in the current-year period was primarily due to a substantial increase in the Company’s stock price during the period, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the six months ended June 30, 2023, the Company’s income (loss) from construction operations was impacted by an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million ($60.1 million, or $1.16 per diluted share, after tax), of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment; $35.8 million ($26.0 million, or $0.50 per diluted share, after tax) of unfavorable non-cash adjustments due to changes in estimates on the Specialty Contractors segment’s electrical and mechanical scope of a transportation project in the Northeast associated with a change in the expected recovery on certain unapproved change orders; net favorable adjustments of $30.1 million ($23.9 million, or $0.46 per diluted share, after tax) for a Civil segment mass-transit project in California that resulted from changes in estimates due to improved performance; a non-cash charge of $24.7 million ($18.0 million, or $0.35 per diluted share, after tax) that resulted from an adverse legal ruling on a Specialty Contractors segment educational facilities project in New York; and a $13.1 million ($10.2 million, or $0.20 per diluted share, after tax) unfavorable adjustment on a transportation project in the Northeast, split evenly between the Civil and Building segments, due to the settlement of certain change orders during project closeout.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Income (loss) from construction operations	$40,493	$2,388	$89,299	$(79,557)
Other income, net	5,838	3,058	11,149	9,475
Interest expense	(23,084)	(22,016)	(42,391)	(43,529)
Income (loss) before income taxes	$23,247	$(16,570)	$58,057	$(113,611)
Total assets by segment were as follows:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Civil	$3,520,109	$3,539,608
Building	1,028,958	898,902
Specialty Contractors	246,128	307,171
Corporate and other(a)	(501,447)	(315,825)
Total assets	$4,293,748	$4,429,856
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Major Customer
Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 19.0% and 18.9% of the Company’s consolidated revenue for the three and six months ended June 30, 2024, respectively. Revenue from the same customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 15.8% and 17.4% of the Company’s consolidated revenue for the three and six months ended June 30, 2023, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of June 30, 2024 and the results of our operations for the three and six months ended June 30, 2024 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2023, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2023 and in Part II, Item 1A below.
Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statement that refers to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events, outcomes or circumstances, or the timing of those events, outcomes or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data, as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:
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
•Downgrades in our credit ratings;

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
Executive Overview
Operating Results
Consolidated revenue for the three and six months ended June 30, 2024 was $1.1 billion and $2.2 billion, respectively, compared to $1.0 billion and $1.8 billion for the same periods in 2023. The growth for both periods was primarily driven by increased project execution activities on certain Building segment projects, including various healthcare and educational facility projects in California and a detention facility project in New York. The growth for both periods was also due to increased project execution activities on various Civil segment projects, including certain mass-transit projects in California, two airport projects in the Northern Mariana Islands and the tunneling component of an energy project in British Columbia, as well as the absence of certain prior-year net unfavorable adjustments, as discussed in more detail below in Results of Segment Operations. The growth for both periods was partially offset by reduced project execution activities on a completed transportation project in the Northeast.
Income from construction operations for the three and six months ended June 30, 2024 was $40.5 million and $89.3 million, respectively, compared to income from construction operations of $2.4 million and loss from construction operations of $79.6 million for the same periods in 2023. For the second quarter of 2024, the increase was principally due to contributions related to the increased project execution activities discussed above and the absence of certain prior-year net unfavorable adjustments, as discussed further below in Results of Segment Operations. The increase was partially offset by an unfavorable adjustment in the second quarter of 2024 of $12.4 million due to the impact of a settlement on two completed Civil segment highway projects in the Northeast. For the first six months of 2024, the improvement was due to the same factors mentioned above for the second quarter, as well as a favorable adjustment in the first quarter of 2024 of $10.2 million on a Civil segment mass-transit project in California related to a dispute resolution and associated expected cost savings, partially offset by an unfavorable adjustment of $12.0 million due to an arbitration ruling that only provided a partial award to the Company pertaining to a completed Specialty Contractors segment electrical project in New York. Furthermore, income from construction operations for the three and six months ended June 30, 2024 was negatively impacted by an increase in share-based compensation expense of $14.3 million and $16.8 million, respectively, as compared to the same periods in 2023. The increase in share-based compensation expense in both 2024 periods was primarily due to a substantial increase in the Company’s stock price during the first and second quarters of 2024, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings.
Income tax expense was $7.3 million and $14.6 million for the three and six months ended June 30, 2024, respectively, compared to income tax expense of $0.2 million for the three months ended June 30, 2023, and an income tax benefit of $47.9 million for the six months ended June 30, 2023. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.
Diluted earnings per common share for the three and six months ended June 30, 2024 was $0.02 and $0.31, respectively, compared to diluted loss per common share of $0.72 and $1.68, respectively, for the same periods in 2023. The improvement for both periods in 2024 was primarily due to the factors discussed above that resulted in the positive change in income (loss) from construction operations for such periods.
Consolidated new awards for the three and six months ended June 30, 2024 totaled $1.6 billion and $2.4 billion, respectively, compared to $4.0 billion and $4.7 billion for the same periods in 2023. The 2023 periods included the award of the $2.95 billion Brooklyn Jail project in New York. The Civil and Building segments were the primary contributors to the new awards activity in the second quarter of 2024. The most significant new awards and contract adjustments in the second quarter of 2024 included the Company’s proportionate share of its contract value for a $1.3 billion bridge replacement project in Connecticut; a $216 million airport terminal connectors project at Fort Lauderdale-Hollywood International Airport in Florida; $144 million of additional funding for certain mass-transit projects in California; a $136 million highway and bridge project in the Midwest; a $127 million electrical project in New York; a $74 million military facilities project in Guam; and $71 million of additional funding for various healthcare projects in California.

Consolidated backlog as of June 30, 2024 was $10.4 billion, up slightly compared to $10.2 billion as of December 31, 2023. As of June 30, 2024, the mix of backlog by segment was approximately 42% for Civil, 40% for Building and 18% for Specialty Contractors.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2023 to June 30, 2024:

(in millions)	Backlog at December 31, 2023	New Awards(a)	Revenue Recognized	Backlog at June 30, 2024(b)
Civil	$4,240.6	$1,142.7	$(1,018.7)	$4,364.6
Building	4,177.5	841.0	(829.8)	4,188.7
Specialty Contractors	1,740.3	453.3	(328.0)	1,865.6
Total	$10,158.4	$2,437.0	$(2,176.5)	$10,418.9
____________________________________________________________________________________________________
(a)New awards consist of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(b)Backlog may differ from the transaction prices allocated to the remaining performance obligations as disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements. Such differences relate to the timing of executing a formal contract or receiving a notice to proceed. More specifically, backlog may include awards for which a contract has not yet been executed or a notice to proceed has not yet been issued, but for which there are no remaining major uncertainties that we will proceed with our work on the project (e.g., adequate funding is in place, we have received a notice of intent to award a contract, etc.).
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
Since 2014, voters in 43 states have approved 85 percent of over 3,000 state and local ballot measures, raising an estimated $342 billion in new and renewed revenue funding for transportation investments. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved in 2016 and is expected to generate $120 billion of funding over 40 years. Funding from this measure is supporting, and is expected to continue to support, several of the Company’s current and prospective projects. Despite numerous interest rate increases since March 2022, rates are still at levels that we believe are conducive to continued spending on certain types of projects that have strong end-market demand with adequate available funding, such as mass transit, transportation, bridges, and healthcare, educational, and correctional and detention facilities, among others. Many economists believe that interest rates will begin to fall as early as September 2024, though the actual timing and extent of any reductions remains uncertain. Lower interest rates could support additional demand for continued infrastructure spending. In contrast, should interest rates rise, they could reach levels that may further negatively impact demand, especially for certain types of Building segment projects that have already been experiencing such impacts, such as commercial offices and tenant improvement projects, which tend to be more economically sensitive than projects handled by our Civil segment.
The bipartisan Infrastructure Investment and Jobs Act (the “Bipartisan Infrastructure Law” or “BIL”), enacted into law in November 2021, provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the 10 years from its enactment through 2031, and much of it is allocated for investment in end markets that are directly aligned with the Company’s market focus. Accordingly, the Company believes that this significant level of sustained, incremental funding has benefited, and will continue to favorably impact, the Company’s current work and prospective opportunities over the next decade.
For a more detailed discussion of the operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.

Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$546.5	$554.1	$1,018.7	$904.0
Income from construction operations	75.6	105.4	146.3	123.4
Revenue for the three months ended June 30, 2024 decreased slightly compared to the same period in 2023, primarily due to the absence of prior-year favorable adjustments, as described in the paragraph below, largely offset by a net increase in project execution activities in the current-year period. The net increase in project execution activities was primarily driven by certain mass-transit projects in California, two airport projects in the Northern Mariana Islands and the tunneling component of an energy project in British Columbia, partially offset by reduced project execution activities on a completed transportation project in the Northeast and a mass-transit project in the Midwest that is nearing completion. Revenue for the six months ended June 30, 2024 increased 13% compared to the same period in 2023, primarily due to net increased project execution activities on the same projects discussed above, partially offset by the absence of certain prior-year net favorable adjustments, as described in the paragraph below.
Income from construction operations for the three and six months ended June 30, 2024 was $75.6 million and $146.3 million, respectively, compared to $105.4 million and $123.4 million for the same periods in 2023. For the second quarter of 2024, the decrease was primarily due to the absence of prior-year favorable adjustments totaling $58.1 million on a mass-transit project in California associated with changes in estimates due to improved performance, as well as a current-year unfavorable adjustment of $12.4 million due to the impact of a settlement on two completed highway projects in the Northeast. The impact of these unfavorable changes was partially offset by contributions related to the net increased project execution activities discussed above. For the first six months of 2024, the increase was due to contributions related to the net increased project execution activities discussed above and a $10.2 million favorable adjustment on a mass-transit project in California related to a dispute resolution and associated expected cost savings. The increase was also due to the absence of a prior-year unfavorable adjustment of $13.1 million on a completed transportation project in the Northeast, split evenly between the Civil and Building segments, due to the settlement of certain change orders during project closeout. These improvements were mostly offset by the absence of prior-year net favorable adjustments totaling $30.1 million on a mass-transit project in California associated with changes in estimates due to improved performance and the unfavorable adjustment that impacted the second quarter of 2024, as discussed above.
Operating margin was 13.8% and 14.4% for the three and six months ended June 30, 2024, respectively, compared to 19.0% and 13.7% for the same periods in 2023. The changes in operating margin were principally due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards in the Civil segment totaled $814.5 million and $1.1 billion for the three and six months ended June 30, 2024, respectively, compared to $689.7 million and $1.1 billion for the same periods in 2023. The most significant new awards and contract adjustments in the second quarter of 2024 included the Company’s proportionate share of its contract value for a $1.3 billion bridge replacement project in Connecticut; $144 million of additional funding for certain mass-transit projects in California; a $136 million highway and bridge project in the Midwest; a $74 million military facilities project in Guam; and a $54 million bridge project in Minnesota.
Backlog for the Civil segment was $4.4 billion as of June 30, 2024 compared to $4.6 billion as of June 30, 2023. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures, the BIL, and by public agencies’ long-term spending plans. We believe that the Civil segment is well-positioned to capture its share of these prospective projects, but the timing of new awards remains uncertain.

Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$417.9	$331.3	$829.8	$561.0
Income (loss) from construction operations	5.0	(13.8)	21.2	(84.0)
Revenue for the three months ended June 30, 2024 increased 26% compared to the same period in 2023, primarily due to increased project execution activities on various healthcare and educational facility projects in California and a detention facility project in New York. Revenue for the six months ended June 30, 2024 increased 48% compared to the same period in 2023, primarily due to contributions from the increased project execution activities mentioned above, as well as the absence of a prior-year unfavorable adjustment related to an adverse legal ruling on a completed mixed-use project in New York.
Income from construction operations for the three and six months ended June 30, 2024 was $5.0 million and $21.2 million, respectively, compared to loss from construction operations of $13.8 million and $84.0 million for the same periods in 2023. For the second quarter of 2024, the improvement was primarily due to the increased project execution activities discussed above, as well as the absence of a prior-year unfavorable adjustment of $13.1 million on a completed transportation project in the Northeast, split evenly between the Civil and Building segments, due to the settlement of certain change orders during project closeout. For the first six months of 2024, the significant improvement was principally due to the absence of the aforementioned prior-year unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash charge of $83.6 million, of which $72.2 million impacted the Building segment, as well as contributions related to the increased project execution activities discussed above.
Operating margin was 1.2% and 2.6% for the three and six months ended June 30, 2024, respectively, compared to (4.2)% and (15.0)% for the same periods in 2023. The improvements in operating margin were principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Building segment totaled $436.7 million and $841.0 million for the three and six months ended June 30, 2024, respectively, compared to $2.6 billion and $2.8 billion for the same periods in 2023. The 2023 periods included the award of the Brooklyn Jail project in New York. The most significant new awards and contract adjustments in the second quarter of 2024 included a $216 million airport terminal connectors project at Fort Lauderdale-Hollywood International Airport in Florida; $71 million of additional funding for various healthcare projects in California; and a $49 million government facility rehabilitation project in California. The proliferation of remote and hybrid work settings at many companies, along with continued higher interest rates, could continue to result in certain delayed or even canceled Building segment project opportunities, particularly in the corporate office end market. However, other Building segment end markets, such as correctional and detention facilities, healthcare, education, industrial/manufacturing, and hospitality and gaming, continue to show strong demand for new and renovated facilities.
Backlog for the Building segment was $4.2 billion as of June 30, 2024, down 6% compared to $4.5 billion as of June 30, 2023. We believe that the Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations, but the timing of new awards remains uncertain.
Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$163.1	$136.3	$328.0	$333.1
Loss from construction operations	(7.8)	(69.8)	(26.2)	(82.3)
Revenue for the three months ended June 30, 2024 increased 20% compared to the same period in 2023, partially due to the absence of prior-year unfavorable adjustments related to changes in estimates on the electrical and mechanical scope of a completed transportation project in the Northeast associated with a change in the expected recovery on certain unapproved change orders, as well as a prior-year adverse legal ruling on an educational facilities project in New York. The increase was partially offset by reduced project execution activities on an industrial facility project in Arizona and various electrical and mechanical projects in New York, all of which are complete or nearing completion. Revenue for the six months ended June 30, 2024 decreased 2% compared to the same period in 2023.
Loss from construction operations for the three and six months ended June 30, 2024 was $7.8 million and $26.2 million, respectively, compared to loss from construction operations of $69.8 million and $82.3 million for the same periods in 2023. For the second quarter of 2024, the improvement was primarily due to the absence of prior-year unfavorable adjustments, including $35.8 million due to changes in estimates on the electrical and mechanical scope of the above-mentioned transportation project in the Northeast, as well as a non-cash charge of $24.7 million on an educational facilities project in New York that resulted from an adverse court ruling. For the first six months of 2024, the improvement was primarily due to the absence of the same prior-year unfavorable adjustments as discussed above for the second quarter of 2024, as well as the absence of a prior-year unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash charge of $83.6 million, of which $11.4 million impacted the Specialty Contractors segment. The improvement was partially offset by an unfavorable adjustment of $12.0 million in the first quarter of 2024 due to an arbitration ruling pertaining to a completed electrical project in New York that only provided a partial award to the Company.
Operating margin was (4.8)% and (8.0)% for the three and six months ended June 30, 2024, respectively, compared to (51.2)% and (24.7)% for the same periods in 2023. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and loss from construction operations.
New awards in the Specialty Contractors segment totaled $313.0 million and $453.3 million for the three and six months ended June 30, 2024, respectively, compared to $716.3 million and $870.4 million for the same periods in 2023. The most significant new award in the second quarter of 2024 was a $127 million electrical project in New York.
Backlog for the Specialty Contractors segment was $1.9 billion as of June 30, 2024, up 2.1% compared to $1.8 billion as of June 30, 2023. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. We believe that the segment remains well-positioned to capture its share of new projects, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $31.5 million and $51.3 million during the three and six months ended June 30, 2024, respectively, compared to $18.6 million and $35.0 million for the same periods in 2023. The increase in the three and six months ended June 30, 2024 was primarily due to higher compensation-related expenses, mainly attributable to higher share-based compensation expense. The increase in share-based compensation expense was primarily due to a substantial increase in the Company’s stock price during the 2024 periods, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings.
Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Other income, net	$5.8	$3.1	$11.1	$9.5
Interest expense	(23.1)	(22.0)	(42.4)	(43.5)
Income tax (expense) benefit	(7.3)	(0.2)	(14.6)	47.9
Other income, net for the three and six months ended June 30, 2024 increased $2.7 million and $1.6 million, respectively, compared to the same periods in 2023.
Interest expense for the three months ended June 30, 2024 increased by $1.1 million compared to the same period in 2023. Interest expense for the six months ended June 30, 2024 decreased by $1.1 million compared to the same period in 2023.
The Company recognized an income tax expense of $7.3 million and $14.6 million for the three and six months ended June 30, 2024, respectively. The effective income tax rate was 31.3% and 25.1% for the three and six months ended June 30, 2024, respectively. The effective income tax rate for both the three and six months ended June 30, 2024 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of the federal tax benefit), partially offset by the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company).
The Company recognized an income tax expense of $0.2 million for the three months ended June 30, 2023 and an income tax benefit of $47.9 million for the six months ended June 30, 2023. The effective income tax rate was (1.2)% and 42.2% for the three and six months ended June 30, 2023, respectively. The effective income tax rate for the three months ended June 30, 2023 was lower than the 21.0% federal statutory rate primarily due to the impact of a cumulative catch-up adjustment associated with the change in the Company’s projected 2023 effective tax rate that resulted from the revision of the Company’s forecast. The effective income tax rates for both periods were impacted by relatively large tax benefits generated against a forecasted pre-tax loss for the year, which magnified the impact these tax benefits had on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The tax benefits that caused a higher effective tax rate primarily included the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of the federal tax benefit), partially offset by non-deductible expenses.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $170.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of June 30, 2024, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond, as discussed further in Debt below. We generated significant operating cash flow in the first six months of 2024 as discussed below in Cash and Working Capital. We expect strong operating cash flow to continue for the remainder of 2024, based on projected cash collections, both from project execution activities and the resolution of additional outstanding claims and unapproved change orders, including COVID-19-related cost recoveries from certain customers. For example, the cash collections associated with the above-mentioned settlement on two completed Civil segment highway projects in the Northeast are expected to have a significant positive impact on the Company’s third-quarter cash generated from operations. In addition, we expect to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes.
Cash and Working Capital
Cash and cash equivalents were $267.1 million as of June 30, 2024 compared to $380.6 million as of December 31, 2023. Cash immediately available for general corporate purposes was $84.1 million and $145.1 million as of June 30, 2024 and December 31, 2023, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $146.6 million as of June 30, 2024 compared to $144.4 million as of December 31, 2023. Restricted cash and restricted investments at June 30, 2024 were primarily held to secure insurance-related contingent obligations and deposits.
During the six months ended June 30, 2024, net cash provided by operating activities was $151.4 million, the second-largest result for the first six months of any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008. The net cash provided by operating activities for the 2024 period was primarily due to cash generated by earnings sources and a reduction in net project working capital. The reduction in net project working capital was primarily due to an increase in accounts payable, as a result of the timing of payments to subcontractors and vendors, partially offset by a decrease in billings in excess of costs and estimated earnings (“BIE”). During the six months ended June 30, 2023, net cash provided by operating activities was $77.7 million. The net cash provided by operating activities for the 2023 period was primarily due to a reduction in net project working capital, partially offset by cash utilized by earnings sources. The reduction in net project working capital was primarily due to a decrease in costs and estimated earnings in excess of billings (“CIE”) and an increase in BIE, partially offset by an increase in accounts receivable.
Cash flow from operating activities for the first six months of 2024 increased $73.8 million compared to the same period in 2023. The increase in cash flow from operating activities for the first six months of 2024 compared to 2023 primarily reflects cash generated by earning sources in the current period compared to cash used by earnings sources in the same period last year, partially offset by a smaller reduction in net project working capital in the current period compared to the prior-year period. The smaller reduction in net project working capital in the 2024 period was primarily due to a current-year increase in CIE compared to a decrease last year, and a current-year decrease in BIE compared to an increase last year, partially offset by a current-year increase in accounts payable compared to a decrease last year. Both periods were positively impacted by collections associated with previously disputed matters.

Net cash used in investing activities during the first six months of 2024 was $24.0 million primarily due to the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $21.4 million and net cash used in investment transactions of $4.1 million. Net cash used in investing activities during the first six months of 2023 was $29.2 million primarily due to the acquisition of property and equipment for projects totaling $30.6 million, as well as net cash used in investment transactions of $5.3 million, partially offset by proceeds from the sale of property and equipment of $6.8 million.
Net cash used in financing activities was $242.6 million for the first six months of 2024, which was primarily driven by a $202.9 million net repayment of debt (including the 2024 Senior Notes issuance of $400.0 million and the 2017 Senior Notes redemption of $500.0 million, as well as the $91.0 million principal repayment on the Term Loan B, all of which are discussed below in Debt), $25.1 million of payments for debt issuance costs related to debt transactions during the period and $12.4 million of distributions to noncontrolling interests. Net cash used in financing activities was $47.9 million for the first six months of 2023, which was primarily driven by a $33.8 million net repayment of debt and $13.3 million of net distributions to noncontrolling interests.
At June 30, 2024, we had working capital of $1.3 billion, a ratio of current assets to current liabilities of 1.65 and a ratio of debt to equity of 0.51, compared to working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.66 and a ratio of debt to equity of 0.70 at December 31, 2023.
Debt
2024 Senior Notes Issuance and 2017 Senior Notes Redemption
On April 22, 2024, the Company issued $400.0 million in aggregate principal amount of 11.875% Senior Notes due April 30, 2029 (the “2024 Senior Notes”) in a private placement offering. Interest on the 2024 Senior Notes is payable in arrears semi-annually in April and October of each year, beginning in October 2024.
Prior to April 30, 2026, the Company may redeem the 2024 Senior Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium described in the indenture. In addition, prior to April 30, 2026, the Company may redeem up to 40% of the original aggregate principal amount of the 2024 Senior Notes at a redemption price of 111.875% of their principal amount with the “net cash proceeds” received by the Company from one or more equity offerings, as described in the indenture. On or after April 30, 2026, the Company may redeem the 2024 Senior Notes at specified redemption prices described in the indenture. If the Company experiences certain change of control events, holders of the 2024 Senior Notes may require the Company to repurchase all or part of the 2024 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
The 2024 Senior Notes are senior unsecured obligations of the Company and are guaranteed by the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s 2020 Credit Agreement. In addition, the indenture for the 2024 Senior Notes provides for customary covenants and includes customary events of default.
The proceeds of the 2024 Senior Notes, together with cash on hand, were used to redeem in full, all of the outstanding obligations in respect of the 2017 Senior Notes. The redemption of the 2017 Senior Notes occurred on May 2, 2024 (the “2017 Senior Notes Redemption”).
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (as amended, the “2020 Credit Agreement”) with BMO Bank N.A. (f/k/a BMO Harris Bank N.A.), as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement originally provided for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “Revolver”), which was subsequently reduced to $170.0 million following the effectiveness of the 2024 Amendment (as defined and discussed below), with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. Prior to the 2017 Senior Notes Redemption, if any of the 2017 Senior Notes had remained outstanding beyond certain dates, the maturities of the Term Loan B and the Revolver would have been subject to acceleration (“spring-forward maturity”). However, following the 2017 Senior Notes Redemption and the consummation of the 2024 Amendment, the spring-forward maturity of the Term Loan B is no longer in effect and the spring-forward maturity of the Revolver has been extended (as described below).
On April 15, 2024, the Company entered into an amendment in respect of the 2020 Credit Agreement (the “2024 Amendment”) which, among other changes, (1) extends the existing Revolver maturity date from August 18, 2025 to (a) if any tranche of the Term Loan B, any incremental term loan or any refinancing term loan (or any refinancing or replacement thereof) remains outstanding, the earlier of (i) May 20, 2027 and (ii) the date that is ninety (90) days prior to the final maturity of any tranche of the Term Loan B, any incremental term loan or any refinancing term loan (or any refinancing or replacement thereof), as applicable, and (b) if no obligations are outstanding with respect to any tranche of the Term Loan B, any incremental term loan or any refinancing term loan, August 18, 2027 and (2) permanently reduces the aggregate commitments in respect of the Revolver by $5.0 million from $175.0 million to $170.0 million. The 2024 Amendment became effective on May 2, 2024 upon the completion of the 2017 Senior Notes Redemption.
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
As of June 30, 2024, the Revolver had unused available borrowing capacity of $170.0 million, and the outstanding balance of the Term Loan B and the 2024 Senior Notes were $274.0 million and $400.0 million, respectively.
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
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) (and the London Interbank Offered Rate (“LIBOR”) prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the six months ended June 30, 2024 were approximately 10.2% and 12.0%, respectively. At June 30, 2024, the borrowing rates on the Term Loan B and the Revolver were 10.2% and 12.0%, respectively. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.
The table below presents our actual and required First Lien Net Leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
June 30, 2024
	Actual	Required
First lien net leverage ratio	1.15 to 1.00	≤ 2.25 : 1.00
The 2020 Credit Agreement requires, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 3.50:1.00, effective the fiscal quarter ended December 31, 2022 and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of June 30, 2024, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Contractual Obligations
Other than the issuance of the 2024 Senior Notes and redemption of our 2017 Senior Notes, as discussed above in Debt, there have been no material changes in our contractual obligations from those described in our Annual Report on Form 10‑K for the year ended December 31, 2023.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Mine Safety Disclosures
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. Accordingly, we provide information regarding mine safety violations and other mining regulation matters in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 5. Other Information
(c) Trading Plans
During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

Exhibits	Description
3.1
Restated Articles of Organization of Tutor Perini Corporation, as filed with the Secretary of the Commonwealth of Massachusetts on May 22, 2024 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 24, 2024).

3.2	Fifth Amended and Restated By-Laws of Tutor Perini Corporation, dated as of May 22, 2024 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 24, 2024).
10.1*	Amendment to Restricted Stock Unit Award Agreement, dated June 13, 2024, by and between Tutor Perini Corporation and Ronald N. Tutor.
10.2*	Separation Agreement, dated July 25, 2024, by and between Tutor Perini Corporation and Michael F. Smithson.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).
_________________________________________________________________________________________________________
*    Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: August 1, 2024	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Senior Vice President and Chief Financial Officer