Form 10-Q
period 2024-09-30
TUTOR PERINI CORP
filed 2024-11-06
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at October 31, 2024 was 52,434,803.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share amounts)	2024	2023	2024	2023
REVENUE	$1,082,816	$1,060,705	$3,259,273	$2,858,756
COST OF OPERATIONS	(1,108,644)	(1,009,792)	(3,052,773)	(2,767,051)
GROSS PROFIT (LOSS)	(25,828)	50,913	206,500	91,705
General and administrative expenses	(80,979)	(63,479)	(224,008)	(183,828)
LOSS FROM CONSTRUCTION OPERATIONS	(106,807)	(12,566)	(17,508)	(92,123)
Other income, net	4,487	2,967	15,636	12,442
Interest expense	(21,223)	(20,313)	(63,614)	(63,842)
LOSS BEFORE INCOME TAXES	(123,543)	(29,912)	(65,486)	(143,523)
Income tax benefit	33,941	4,086	19,355	52,004
NET LOSS	(89,602)	(25,826)	(46,131)	(91,519)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11,260	11,070	38,159	32,107
NET LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(100,862)	$(36,896)	$(84,290)	$(123,626)
BASIC LOSS PER COMMON SHARE	$(1.92)	$(0.71)	$(1.61)	$(2.39)
DILUTED LOSS PER COMMON SHARE	$(1.92)	$(0.71)	$(1.61)	$(2.39)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,408	51,994	52,276	51,784
DILUTED	52,408	51,994	52,276	51,784
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
NET LOSS	$(89,602)	$(25,826)	$(46,131)	$(91,519)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	207	299	849	896
Foreign currency translation adjustments	854	(1,017)	(776)	(239)
Unrealized gain (loss) in fair value of investments	3,858	(255)	3,747	482
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	4,919	(973)	3,820	1,139

COMPREHENSIVE LOSS	(84,683)	(26,799)	(42,311)	(90,380)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11,937	10,597	38,176	32,188
COMPREHENSIVE LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(96,620)	$(37,396)	$(80,487)	$(122,568)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of September 30, 2024	As of December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($135,688 and $173,118 related to variable interest entities (“VIEs”))	$287,403	$380,564
Restricted cash	13,994	14,116
Restricted investments	135,493	130,287
Accounts receivable ($107,158 and $84,014 related to VIEs)	1,310,683	1,054,014
Retention receivable ($166,568 and $161,187 related to VIEs)	549,736	580,926
Costs and estimated earnings in excess of billings ($76,698 and $58,089 related to VIEs)	966,251	1,143,846
Other current assets ($20,421 and $26,725 related to VIEs)	188,220	217,601
Total current assets	3,451,780	3,521,354
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $559,333 and $534,171 (net P&E of $25,476 and $35,135 related to VIEs)	427,053	441,291
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	66,628	68,305
DEFERRED INCOME TAXES	111,367	74,083
OTHER ASSETS	124,530	119,680
TOTAL ASSETS	$4,386,501	$4,429,856
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$25,724	$117,431
Accounts payable ($35,486 and $24,160 related to VIEs)	651,676	466,545
Retention payable ($18,276 and $22,841 related to VIEs)	226,033	223,138
Billings in excess of costs and estimated earnings ($361,866 and $439,759 related to VIEs)	1,052,007	1,103,530
Accrued expenses and other current liabilities ($16,813 and $18,206 related to VIEs)	276,690	214,309
Total current liabilities	2,232,130	2,124,953
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $30,020 and $11,000	655,706	782,314
OTHER LONG-TERM LIABILITIES	266,976	238,678
TOTAL LIABILITIES	3,154,812	3,145,945
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 52,434,803 and 52,025,497 shares	52,435	52,025
Additional paid-in capital	1,148,196	1,146,204
Retained earnings	48,856	133,146
Accumulated other comprehensive loss	(35,984)	(39,787)
Total stockholders' equity	1,213,503	1,291,588
Noncontrolling interests	18,186	(7,677)
TOTAL EQUITY	1,231,689	1,283,911
TOTAL LIABILITIES AND EQUITY	$4,386,501	$4,429,856
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net loss	$(46,131)	$(91,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,421	30,308
Amortization of intangible assets	1,677	1,677
Share-based compensation expense	38,961	9,103
Change in debt discounts and deferred debt issuance costs	5,887	2,992
Deferred income taxes	(39,396)	(61,146)
(Gain) loss on sale of property and equipment	555	(5,077)
Changes in other components of working capital	172,298	296,839
Other long-term liabilities	4,376	(2,976)
Other, net	(3,678)	610
NET CASH PROVIDED BY OPERATING ACTIVITIES	173,970	180,811

Cash Flows from Investing Activities:
Acquisition of property and equipment	(28,266)	(45,590)
Proceeds from sale of property and equipment	2,941	9,006
Investments in securities	(25,783)	(17,986)
Proceeds from maturities and sales of investments in securities	23,812	11,134
NET CASH USED IN INVESTING ACTIVITIES	(27,296)	(43,436)

Cash Flows from Financing Activities:
Proceeds from debt	642,833	702,427
Repayment of debt	(842,127)	(758,473)
Cash payments related to share-based compensation	(3,257)	(737)
Distributions paid to noncontrolling interests	(12,400)	(26,500)
Contributions from noncontrolling interests	87	4,500
Debt issuance, extinguishment and modification costs	(25,093)	(500)
NET CASH USED IN FINANCING ACTIVITIES	(239,957)	(79,283)

Net increase (decrease) in cash, cash equivalents and restricted cash	(93,283)	58,092
Cash, cash equivalents and restricted cash at beginning of period	394,680	273,831
Cash, cash equivalents and restricted cash at end of period	$301,397	$331,923
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 may not be indicative of the results that will be achieved for the full year ending December 31, 2024.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of September 30, 2024 and its consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
(2)Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of incremental segment information on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$341,827	$293,209	$883,930	$842,751
Military facilities	110,214	83,811	333,137	253,189
Commercial and industrial sites	31,463	36,038	107,583	87,955
Power and energy	34,456	18,291	96,382	43,625
Bridges(a)	1,539	72,112	91,519	154,083
Other	26,396	17,033	51,997	42,884
Total Civil segment revenue	$545,895	$520,494	$1,564,548	$1,424,487

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Building segment revenue by end market:
Healthcare facilities	$160,904	$82,417	$408,845	$188,673
Government	111,040	120,493	355,769	307,927
Education facilities	74,624	57,429	226,973	159,926
Mass transit (includes transportation projects)	64,861	45,191	183,359	141,382
Other(b)	24,286	59,919	90,577	128,536
Total Building segment revenue	$435,715	$365,449	$1,265,523	$926,444

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$22,674	$18,349	$119,626	$70,867
Commercial and industrial facilities	27,811	51,613	86,234	159,423
Multi-unit residential	16,623	31,751	61,647	93,754
Government	14,024	19,948	55,468	61,780
Healthcare facilities	15,566	20,486	46,994	44,065
Water	10,544	18,275	39,462	66,756
Education facilities	8,566	7,913	22,828	704
Other(b)	(14,602)	6,427	(3,057)	10,476
Total Specialty Contractors segment revenue	$101,206	$174,762	$429,202	$507,825

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies(a)	$325,543	$241,584	$43,114	$610,241	$354,819	$197,031	$81,366	$633,216
Federal agencies	137,110	40,616	(4,090)	173,636	97,593	49,853	(7,369)	140,077
Private owners	83,242	153,515	62,182	298,939	68,082	118,565	100,765	287,412
Total revenue	$545,895	$435,715	$101,206	$1,082,816	$520,494	$365,449	$174,762	$1,060,705

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies(a)	$955,157	$736,220	$203,194	$1,894,571	$971,259	$510,879	$221,927	$1,704,065
Federal agencies	369,876	132,753	(3,312)	499,317	292,288	138,678	(10,890)	420,076
Private owners(b)	239,515	396,550	229,320	865,385	160,940	276,887	296,788	734,615
Total revenue	$1,564,548	$1,265,523	$429,202	$3,259,273	$1,424,487	$926,444	$507,825	$2,858,756

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price(a)	$446,208	$211,625	$73,870	$731,703	$417,973	$130,422	$142,750	$691,145
Guaranteed maximum price	420	205,184	1,640	207,244	91	165,397	907	166,395
Unit price	90,090	—	16,579	106,669	91,906	—	24,564	116,470
Cost plus fee and other	9,177	18,906	9,117	37,200	10,524	69,630	6,541	86,695
Total revenue	$545,895	$435,715	$101,206	$1,082,816	$520,494	$365,449	$174,762	$1,060,705

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price(a)	$1,330,549	$567,821	$349,718	$2,248,088	$1,217,689	$362,591	$419,457	$1,999,737
Guaranteed maximum price(b)	554	583,127	3,200	586,881	46	360,245	929	361,220
Unit price	199,257	—	57,404	256,661	183,580	—	69,696	253,276
Cost plus fee and other	34,188	114,575	18,880	167,643	23,172	203,608	17,743	244,523
Total revenue	$1,564,548	$1,265,523	$429,202	$3,259,273	$1,424,487	$926,444	$507,825	$2,858,756
____________________________________________________________________________________________________
(a)The three and nine-month periods ended September 30, 2024 include the negative impact of a $101.6 million adjustment related to an adverse arbitration ruling on a completed Civil segment bridge project in California, of which $79.4 million was a reversal of previously recognized revenue. Refer to Note 18, Business Segments, for additional details.
(b)The nine-month period ended September 30, 2023 includes the negative impact of a non-cash charge of $83.6 million that resulted from an adverse legal ruling (of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment). Refer to Note 18, Business Segments, for additional details.

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three and nine months ended September 30, 2024 related to performance obligations satisfied (or partially satisfied) in prior periods by $163.5 million and $180.4 million, respectively. Revenue was negatively impacted during the three and nine months ended September 30, 2023 related to performance obligations satisfied (or partially satisfied) in prior periods by $55.3 million and $167.4 million, respectively. Refer to Note 18, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2024, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.1 billion, $3.2 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. As of September 30, 2023, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.5 billion, $2.3 billion and $1.1 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

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
Contract assets include amounts due under retention provisions, costs and estimated earnings in excess of billings and capitalized contract costs. The amounts as included on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Retention receivable	$549,736	$580,926
Costs and estimated earnings in excess of billings:
Claims	411,026	562,646
Unapproved change orders	461,825	512,831
Other unbilled costs and profits	93,400	68,369
Total costs and estimated earnings in excess of billings	966,251	1,143,846
Capitalized contract costs	93,118	117,913
Total contract assets	$1,609,105	$1,842,685
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
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 11, Commitments and Contingencies, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of September 30, 2024 estimated by management to be collected beyond one year is approximately $515.7 million.
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. During the three and nine months ended September 30, 2024, $15.1 million and $47.0 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and nine months ended September 30, 2023, $14.7 million and $34.5 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract liabilities include amounts owed under retention provisions and billings in excess of costs and estimated earnings. The amount as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Retention payable	$226,033	$223,138
Billings in excess of costs and estimated earnings	1,052,007	1,103,530
Total contract liabilities	$1,278,040	$1,326,668
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and nine months ended September 30, 2024 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $534.2 million and $891.4 million, respectively. Revenue recognized during the three and nine months ended September 30, 2023 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $439.8 million and $663.6 million, respectively.
(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Cash and cash equivalents available for general corporate purposes	$118,433	$145,055
Joint venture cash and cash equivalents	168,970	235,509
Cash and cash equivalents	287,403	380,564
Restricted cash	13,994	14,116
Total cash, cash equivalents and restricted cash	$301,397	$394,680
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share data)	2024	2023	2024	2023
Net loss attributable to Tutor Perini Corporation	$(100,862)	$(36,896)	$(84,290)	$(123,626)

Weighted-average common shares outstanding, basic	52,408	51,994	52,276	51,784
Effect of dilutive RSUs and stock options	—	—	—	—
Weighted-average common shares outstanding, diluted	52,408	51,994	52,276	51,784

Net loss attributable to Tutor Perini Corporation per common share:
Basic	$(1.92)	$(0.71)	$(1.61)	$(2.39)
Diluted	$(1.92)	$(0.71)	$(1.61)	$(2.39)

Anti-dilutive securities not included above	1,817	3,077	1,388	3,032
For the three and nine months ended September 30, 2024 and 2023, all outstanding RSUs and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the periods.
(7)Income Taxes
The Company recognized an income tax benefit of $33.9 million and $19.4 million for the three and nine months ended September 30, 2024, respectively. The effective income tax rate was 27.5% and 29.6% for the three and nine months ended September 30, 2024, respectively. The effective income tax rates for both periods were impacted by relatively large tax benefits generated against a forecasted pre-tax loss for the year, which magnified the impact these tax benefits had on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The effective income tax rate for both the three and nine months ended September 30, 2024 was higher than the 21.0% federal statutory income tax rate primarily due to earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of the federal tax benefit), partially offset by non-deductible expenses.
The Company recognized an income tax benefit of $4.1 million and $52.0 million for the three and nine months ended September 30, 2023, respectively. The effective income tax rate was 13.7% and 36.2% for the three and nine months ended September 30, 2023, respectively. The effective income tax rate for the three months ended September 30, 2023 was lower than the 21.0% federal statutory rate primarily due to the impact of a cumulative catch-up adjustment associated with the change in the Company’s projected 2023 effective tax rate that resulted from the revision of the Company’s forecast. The effective income tax rates for both periods were impacted by relatively large tax benefits generated against a forecasted pre-tax loss for the year, which magnified the impact these tax benefits had on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The tax benefits that caused a higher effective tax rate were primarily state income taxes (net of the federal tax benefit), earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and a reduction in reserves for unrecognized tax benefits, partially offset by non-deductible expenses.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(8)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through September 30, 2024:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2023	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2023	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2023	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of September 30, 2024	$205,143	$—	$—	$205,143
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
Intangible Assets
Intangible assets consist of the following:

	As of September 30, 2024				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(29,800)	(23,232)	16,218	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(202,245)	$(113,067)	$66,628

	As of December 31, 2023				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(28,123)	(23,232)	17,895	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(200,568)	$(113,067)	$68,305

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Amortization expense related to amortizable intangible assets for each of the three and nine months ended September 30, 2024 and 2023 was $0.6 million and $1.7 million, respectively. As of September 30, 2024, future amortization expense related to amortizable intangible assets will be approximately $0.6 million for the remainder of 2024, $2.2 million per year for the years 2025 through 2029 and $4.6 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2023. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three and nine months ended September 30, 2024 or 2023.
(9)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2024	As of December 31, 2023
2024 Senior Notes	$377,105	$—
2017 Senior Notes	—	498,410
Term Loan B	265,801	357,744
Revolver	—	—
Equipment financing and mortgages	28,064	34,807
Other indebtedness	10,460	8,784
Total debt	681,430	899,745
Less: Current maturities(a)	25,724	117,431
Long-term debt, net	$655,706	$782,314
____________________________________________________________________________________________________
(a)Current maturities at December 31, 2023 included the $91.0 million principal prepayment on the Term Loan B that was made in February 2024.
The following table reconciles the outstanding debt balances to the reported debt balances as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024			As of December 31, 2023
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2024 Senior Notes	$400,000	$(22,895)	$377,105	$—	$—	$—
2017 Senior Notes	—	—	—	500,000	(1,590)	498,410
Term Loan B	272,926	(7,125)	265,801	367,154	(9,410)	357,744
The unamortized issuance costs related to the Revolver were $1.6 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The weighted-average annual interest rate on borrowings under the Revolver was 12.0% during the nine months ended September 30, 2024.
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
As of September 30, 2024, the entire $170.0 million was available under the Revolver. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended September 30, 2024.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cash interest expense:
Interest on Term Loan B	$7,121	$9,674	$22,693	$28,673
Interest on 2024 Senior Notes	11,875	—	20,583	—
Interest on 2017 Senior Notes	—	8,594	11,554	25,782
Interest on Revolver	20	369	993	4,921
Other interest	686	689	1,904	1,474
Total cash interest expense	19,702	19,326	57,727	60,850

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Term Loan B	494	509	2,285	1,609
Amortization of debt issuance costs on 2024 Senior Notes	887	—	1,519	—
Non-cash portion of loss on extinguishment	—	—	1,198	—
Amortization of debt issuance costs on Revolver	140	195	493	550
Amortization of debt issuance costs on 2017 Senior Notes	—	283	392	833
Total non-cash interest expense	1,521	987	5,887	2,992

Total interest expense	$21,223	$20,313	$63,614	$63,842
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2024 Senior Notes, 2017 Senior Notes and Term Loan B were 13.56%, 7.13% and 12.00%, respectively, for the nine months ended September 30, 2024.
(10)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2024, the Company’s operating leases have remaining lease terms ranging from less than one year to 14 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$3,471	$4,701	$9,993	$11,562
Short-term lease expense(a)	16,682	12,881	42,550	39,492
	20,153	17,582	52,543	51,054
Less: Sublease income	202	198	604	590
Total lease expense	$19,951	$17,384	$51,939	$50,464
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of September 30, 2024	As of December 31, 2023
Assets
Right-of-use assets	Other assets	$51,405	$48,878
Total lease assets		$51,405	$48,878
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$6,925	$6,275
Long-term lease liabilities	Other long-term liabilities	49,989	47,781
Total lease liabilities		$56,914	$54,056
Weighted-average remaining lease term		9.5 years	10.3 years
Weighted-average discount rate		11.95%	12.13%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(9,663)	$(11,484)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$7,772	$3,629
The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2024:

Year (in thousands)	Operating Leases
2024 (excluding the nine months ended September 30, 2024)	$3,249
2025	12,532
2026	10,597
2027	9,145
2028	9,044
Thereafter	53,073
Total lease payments	97,640
Less: Imputed interest	40,726
Total	$56,914
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
The construction of the large-diameter bored tunnel required the use of a tunnel boring machine (“TBM”). In December 2013, the TBM struck a steel pipe, installed by WSDOT as a well casing for an exploratory well. The TBM was significantly damaged and was required to be repaired. STP asserted that the steel pipe casing was a differing site condition that WSDOT failed to properly disclose. The Disputes Review Board mandated by the contract to hear disputes issued a decision finding the steel casing was a Type I (material) differing site condition. WSDOT did not accept that finding.
The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief concerning contract interpretation, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. STP also asserted extra-contractual and statutory claims against the Insurers.
In April and September 2018, rulings received on pre-trial motions limited some of the potential recoveries under the Policy for STP, WSDOT and Hitachi. On August 2, 2021, the Court of Appeals reversed in part certain of those limitations but affirmed other parts of those rulings. On September 15, 2022, the Washington Supreme Court affirmed the decision of the Court of Appeals, which limited recovery of certain damages under the Policy. Based on the rulings of the Court of Appeals, the case was continued for adjudication on the remaining facts and legal issues, including the number of covered occurrences which could increase the amount of available coverage under the Policy and the amount of investigative costs that are subject to the Policy limits. STP advanced damages to the Insurers in the King County lawsuit in the amount of $145.5 million, plus $152.8 million in interest, plus attorney fees and costs, plus STP’s supplier, Hitachi Zosen (“Hitachi”), the manufacturer of the TBM, sought $70.0 million in insurance proceeds. On September 30, 2024, a confidential settlement was reached resolving the case in full for a substantial sum. Payment was received in October 2024 and the case was dismissed.
In addition, STP has a pending case in the Washington Superior Court against HNTB Corporation (“HNTB”), STP’s design firm on the project, wherein STP alleges that HNTB is liable for providing design services that resulted in the TBM striking the steel pipe described above and for additional steel quantity costs associated with the project. Due to the resolution of the matter against the Insurers discussed above, STP’s current complaint against HNTB seeking in excess of $640 million is expected to be reduced to reflect only the remaining damages being sought. The case is scheduled for trial to commence on July 14, 2025. With respect to STP’s claims against HNTB, management has included in receivables an estimate of the total anticipated recovery concluded to be probable.
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
(12)Share-Based Compensation
As of September 30, 2024, there were 1,499,013 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the nine months ended September 30, 2024 and 2023, the Company granted the following share-based instruments: (1) RSUs totaling 30,000 and 590,188, respectively, with weighted-average grant date fair values per unit of $12.68 and $8.66, respectively; (2) cash-settled performance stock units (“CPSUs”) totaling 645,180 and 901,541, respectively, with weighted-average grant date fair values per unit of $19.17 and $11.18, respectively; (3) deferred cash awards (“DCAs”), including cash-settled stock units, with service-based vesting conditions and payouts indexed to shares of the Company’s common stock totaling 673,855 and 90,000, respectively, with weighted-average grant date fair values per unit of $12.75 and $8.98, respectively; and (4) shares of unrestricted stock totaling 73,716 and 302,112, respectively, with weighted-average grant date fair values per unit of $20.89 and $5.66, respectively.
As of September 30, 2024 and December 31, 2023, the Company recognized liabilities for CPSUs, RSUs with guaranteed minimum payouts and DCAs on the Condensed Consolidated Balance Sheets totaling approximately $35.6 million and $4.9 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company paid approximately $2.9 million and $1.3 million, respectively, to settle certain awards upon vesting.
For the three and nine months ended September 30, 2024, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $16.5 million and $39.0 million, respectively, and $3.5 million and $9.1 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the balance of unamortized share-based compensation expense was $59.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.
(13)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.
The following table sets forth a summary of the net periodic benefit cost for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest cost	$911	$968	$2,732	$2,906
Service cost	231	255	694	765
Expected return on plan assets	(943)	(978)	(2,831)	(2,935)
Recognized net actuarial losses	437	413	1,312	1,239
Net periodic benefit cost	$636	$658	$1,907	$1,975
The Company contributed $1.8 million and $0.6 million to its defined benefit pension plan during the nine months ended September 30, 2024 and 2023, respectively, and expects to contribute an additional $0.7 million in cash by the end of 2024.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024				As of December 31, 2023
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$287,403	$—	$—	$287,403	$380,564	$—	$—	$380,564
Restricted cash(a)	13,994	—	—	13,994	14,116	—	—	14,116
Restricted investments(b)	—	135,493	—	135,493	—	130,287	—	130,287
Investments in lieu of retention(c)	37,295	97,833	—	135,128	19,988	86,961	—	106,949
Total	$338,692	$233,326	$—	$572,018	$414,668	$217,248	$—	$631,916
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of September 30, 2024 and December 31, 2023, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of September 30, 2024 and December 31, 2023, and are composed of money market funds of $37.3 million and $20.0 million, respectively, and AFS debt securities of $97.8 million and $87.0 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
Investments in AFS debt securities consisted of the following as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024				As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$111,009	$1,881	$(1,132)	$111,758	$95,903	$762	$(2,202)	$94,463
U.S. government agency securities	17,946	71	(602)	17,415	29,082	18	(1,054)	28,046
Municipal bonds	6,630	7	(641)	5,996	8,227	5	(914)	7,318
Corporate certificates of deposit	341	—	(17)	324	498	—	(38)	460
Total restricted investments	135,926	1,959	(2,392)	135,493	133,710	785	(4,208)	130,287

Investments in lieu of retention:
Corporate debt securities	96,733	712	(668)	96,777	87,601	246	(1,950)	85,897
Municipal bonds	829	227	—	1,056	823	241	—	1,064
Total investments in lieu of retention	97,562	939	(668)	97,833	88,424	487	(1,950)	86,961

Total AFS debt securities	$233,488	$2,898	$(3,060)	$233,326	$222,134	$1,272	$(6,158)	$217,248

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$742	$—	$31,397	$(1,132)	$32,139	$(1,132)
U.S. government agency securities	309	(33)	12,202	(569)	12,511	(602)
Municipal bonds	—	—	5,749	(641)	5,749	(641)
Corporate certificates of deposit	—	—	324	(17)	324	(17)
Total restricted investments	1,051	(33)	49,672	(2,359)	50,723	(2,392)

Investments in lieu of retention:
Corporate debt securities	2,508	(30)	38,939	(638)	41,447	(668)
Total investments in lieu of retention	2,508	(30)	38,939	(638)	41,447	(668)

Total AFS debt securities	$3,559	$(63)	$88,611	$(2,997)	$92,170	$(3,060)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$4,971	$(3)	$40,649	$(2,199)	$45,620	$(2,202)
U.S. government agency securities	1,280	(4)	22,858	(1,050)	24,138	(1,054)
Municipal bonds	99	(2)	7,038	(912)	7,137	(914)
Corporate certificates of deposit	—	—	460	(38)	460	(38)
Total restricted investments	6,350	(9)	71,005	(4,199)	77,355	(4,208)

Investments in lieu of retention:
Corporate debt securities	11,398	(55)	49,726	(1,895)	61,124	(1,950)
Total investments in lieu of retention	11,398	(55)	49,726	(1,895)	61,124	(1,950)

Total AFS debt securities	$17,748	$(64)	$120,731	$(6,094)	$138,479	$(6,158)

The unrealized losses in AFS debt securities as of September 30, 2024 and December 31, 2023 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of September 30, 2024 and December 31, 2023.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2023, the Company has not recognized any impairment losses in earnings during the nine months ended September 30, 2024.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The amortized cost and fair value of AFS debt securities by contractual maturity as of September 30, 2024 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$73,458	$72,601
Due after one year through five years	149,868	151,220
Due after five years	10,162	9,505
Total	$233,488	$233,326
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2024 Senior Notes was $447.0 million as of September 30, 2024 and the fair value of the 2017 Senior Notes was $490.9 million as of December 31, 2023. The fair values of the 2024 Senior Notes and 2017 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $272.2 million and $358.9 million as of September 30, 2024 and December 31, 2023, respectively. The fair values of the Term Loan B were determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, the Company had unconsolidated VIE-related current assets and liabilities of $3.5 million and $0.1 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had unconsolidated VIE-related current assets and liabilities of $0.5 million and $0.1 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of September 30, 2024.
As of September 30, 2024, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $506.5 million and $25.5 million, respectively, as well as current liabilities of $432.4 million related to the operations of its consolidated VIEs. As of December 31, 2023, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $503.1 million and $35.1 million, respectively, as well as current liabilities of $505.0 million related to the operations of its consolidated VIEs.

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
(16)Changes in Equity
A reconciliation of the changes in equity for the three and nine months ended September 30, 2024 and 2023 is provided below:

	Three Months Ended September 30, 2024
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - June 30, 2024	$52,389	$1,148,074	$149,718	$(40,226)	$6,162	$1,316,117
Net income (loss)	—	—	(100,862)	—	11,260	(89,602)
Other comprehensive income	—	—	—	4,242	677	4,919
Share-based compensation	—	1,230	—	—	—	1,230
Issuance of common stock, net	46	(1,108)	—	—	—	(1,062)
Contributions from noncontrolling interests	—	—	—	—	87	87
Balance - September 30, 2024	$52,435	$1,148,196	$48,856	$(35,984)	$18,186	$1,231,689

	Nine Months Ended September 30, 2024
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2023	$52,025	$1,146,204	$133,146	$(39,787)	$(7,677)	$1,283,911
Net income (loss)	—	—	(84,290)	—	38,159	(46,131)
Other comprehensive income	—	—	—	3,803	17	3,820
Share-based compensation	—	5,585	—	—	—	5,585
Issuance of common stock, net	410	(3,593)	—	—	—	(3,183)
Contributions from noncontrolling interests	—	—	—	—	87	87
Distributions to noncontrolling interests	—	—	—	—	(12,400)	(12,400)
Balance - September 30, 2024	$52,435	$1,148,196	$48,856	$(35,984)	$18,186	$1,231,689

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The components of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$282	$(75)	$207	$413	$(114)	$299
Foreign currency translation adjustments	1,046	(192)	854	(1,204)	187	(1,017)
Unrealized gain (loss) in fair value of investments	4,872	(1,014)	3,858	(329)	74	(255)
Total other comprehensive income (loss)	6,200	(1,281)	4,919	(1,120)	147	(973)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	677	—	677	(473)	—	(473)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$5,523	$(1,281)	$4,242	$(647)	$147	$(500)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$1,157	$(308)	$849	$1,239	$(343)	$896
Foreign currency translation adjustments	(905)	129	(776)	(302)	63	(239)
Unrealized gain in fair value of investments	4,724	(977)	3,747	605	(123)	482
Total other comprehensive income	4,976	(1,156)	3,820	1,542	(403)	1,139
Less: Other comprehensive income attributable to noncontrolling interests	17	—	17	81	—	81
Total other comprehensive income attributable to Tutor Perini Corporation	$4,959	$(1,156)	$3,803	$1,461	$(403)	$1,058
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2024	$(28,712)	$(7,784)	$(3,730)	$(40,226)
Other comprehensive income before reclassifications	—	535	3,411	3,946
Amounts reclassified from AOCI	207	—	89	296
Total other comprehensive income	207	535	3,500	4,242
Balance as of September 30, 2024	$(28,505)	$(7,249)	$(230)	$(35,984)
Attributable to Noncontrolling Interests:
Balance as of June 30, 2024	$—	$(1,051)	$(340)	$(1,391)
Other comprehensive income	—	319	358	677
Balance as of September 30, 2024	$—	$(732)	$18	$(714)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Nine Months Ended September 30, 2024
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2023	$(29,354)	$(6,893)	$(3,540)	$(39,787)
Other comprehensive income (loss) before reclassifications	—	(356)	3,206	2,850
Amounts reclassified from AOCI	849	—	104	953
Total other comprehensive income (loss)	849	(356)	3,310	3,803
Balance as of September 30, 2024	$(28,505)	$(7,249)	$(230)	$(35,984)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2023	$—	$(312)	$(419)	$(731)
Other comprehensive income (loss)	—	(420)	437	17
Balance as of September 30, 2024	$—	$(732)	$18	$(714)

	Three Months Ended September 30, 2023
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2023	$(32,040)	$(6,920)	$(6,519)	$(45,479)
Other comprehensive loss before reclassifications	—	(484)	(329)	(813)
Amounts reclassified from AOCI	299	—	14	313
Total other comprehensive income (loss)	299	(484)	(315)	(500)
Balance as of September 30, 2023	$(31,741)	$(7,404)	$(6,834)	$(45,979)
Attributable to Noncontrolling Interests:
Balance as of June 30, 2023	$—	$(342)	$(834)	$(1,176)
Other comprehensive income (loss)	—	(533)	60	(473)
Balance as of September 30, 2023	$—	$(875)	$(774)	$(1,649)

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
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Component of AOCI:
Defined benefit pension plan adjustments(a)	$282	$413	$1,157	$1,239
Income tax benefit(b)	(75)	(114)	(308)	(343)
Net of tax	$207	$299	$849	$896

Unrealized loss in fair value of investment adjustments(a)	$113	$18	$132	$103
Income tax benefit(b)	(24)	(4)	(28)	(22)
Net of tax	$89	$14	$104	$81
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
The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2024 and 2023:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Three Months Ended September 30, 2024
Total revenue	$569,080	$457,141	$101,206	$1,127,427		$—		$1,127,427
Elimination of intersegment revenue	(23,185)	(21,426)	—	(44,611)		—		(44,611)
Revenue from external customers	$545,895	$435,715	$101,206	$1,082,816		$—		$1,082,816
Loss from construction operations	$(12,545)	$(3,895)	$(56,911)	$(73,351)	(a)	$(33,456)	(b)	$(106,807)
Capital expenditures	$4,237	$238	$53	$4,528		$2,386		$6,914
Depreciation and amortization(c)	$10,718	$579	$569	$11,866		$1,644		$13,510

Three Months Ended September 30, 2023
Total revenue	$543,776	$368,244	$174,933	$1,086,953		$—		$1,086,953
Elimination of intersegment revenue	(23,282)	(2,795)	(171)	(26,248)		—		(26,248)
Revenue from external customers	$520,494	$365,449	$174,762	$1,060,705		$—		$1,060,705
Income (loss) from construction operations	$46,889	$123	$(38,429)	$8,583	(d)	$(21,149)	(b)	$(12,566)
Capital expenditures	$11,941	$241	$391	$12,573		$2,394		$14,967
Depreciation and amortization(c)	$7,698	$743	$615	$9,056		$2,175		$11,231
____________________________________________________________________________________________________
(a)During the three months ended September 30, 2024, the Company’s loss from construction operations was impacted by unfavorable adjustments of $101.6 million ($74.5 million after tax, or $1.42 per diluted share) related to an unexpected adverse arbitration decision on a legacy dispute related to a completed Civil segment bridge project in California, which the Company will appeal; $20.0 million ($14.7 million after tax, or $0.28 per diluted share) related to a settlement on a legacy dispute related to a completed Building segment government facility project in Florida; $17.7 million ($13.0 million after tax, or $0.25 per diluted share) due to an unfavorable judgment on a completed Specialty Contractors segment mass-transit project in California; and $11.5 million ($8.4 million after tax, or $0.16 per diluted share) due to an unfavorable arbitration ruling on a completed Specialty Contractors segment mass-transit project in New York. The period was also impacted by a favorable adjustment of $18.4 million ($13.5 million after tax, or $0.26 per diluted share) due to a settlement of a claim associated with a completed Civil segment highway tunneling project in the Western United States.
(b)Consists primarily of corporate general and administrative expenses. Corporate general and administrative expenses for the three months ended September 30, 2024 and 2023 included share-based compensation expense of $16.5 million ($12.1 million after tax, or $0.23 per diluted share) and $3.5 million ($2.5 million after tax, or $0.05 per diluted share), respectively. The increase in share-based compensation expense in the third quarter of 2024 was primarily due to a substantial increase in the Company’s stock price during the period, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the three months ended September 30, 2023, the Company’s income (loss) from construction operations was adversely impacted by $16.9 million ($12.3 million after tax, or $0.24 per diluted share) of unfavorable non-cash adjustments due to changes in estimates on the Specialty Contractors segment’s electrical and mechanical scope of a transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations, $14.0 million ($10.9 million after tax, or $0.21 per diluted share) of

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

unfavorable adjustments on the same transportation project in the Northeast, split evenly between the Civil and Building segments, primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout, and a $9.4 million ($6.8 million after tax, or $0.13 per diluted share) unfavorable adjustment due to ongoing negotiations and an anticipated settlement on a completed Specialty Contractors segment mass-transit project in California. During the third quarter of 2023, the Company reached a settlement that impacted multiple components of a Civil segment mass-transit project in California, which included the resolution of certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million ($16.8 million after tax, or $0.32 per diluted share) to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million ($7.0 million after tax, or $0.13 per diluted share) on the other component of the project that has substantial scope of work remaining. As a result of the settlement, the net unfavorable impact to the period from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project.

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate		Consolidated Total
Nine Months Ended September 30, 2024
Total revenue	$1,649,421	$1,313,114	$429,152	$3,391,687		$—		$3,391,687
Elimination of intersegment revenue	(84,873)	(47,591)	50	(132,414)		—		(132,414)
Revenue from external customers	$1,564,548	$1,265,523	$429,202	$3,259,273		$—		$3,259,273
Income (loss) from construction operations	$133,785	$17,272	$(83,069)	$67,988	(a)	$(85,496)	(b)	$(17,508)
Capital expenditures	$21,847	$523	$326	$22,696		$5,570		$28,266
Depreciation and amortization(c)	$31,699	$1,749	$1,741	$35,189		$5,909		$41,098

Nine Months Ended September 30, 2023
Total revenue	$1,477,553	$919,468	$508,004	$2,905,025		$—		$2,905,025
Elimination of intersegment revenue	(53,066)	6,976	(179)	(46,269)		—		(46,269)
Revenue from external customers	$1,424,487	$926,444	$507,825	$2,858,756		$—		$2,858,756
Income (loss) from construction operations	$170,308	$(83,917)	$(120,709)	$(34,318)	(d)	$(57,805)	(b)	$(92,123)
Capital expenditures	$36,649	$3,716	$1,091	$41,456		$4,134		$45,590
Depreciation and amortization(c)	$21,753	$1,655	$1,856	$25,264		$6,721		$31,985
____________________________________________________________________________________________________
(a)During the nine months ended September 30, 2024, the Company’s income (loss) from construction operations was impacted by unfavorable adjustments of $101.6 million ($74.5 million after tax, or $1.43 per diluted share) in the third quarter related to an unexpected adverse arbitration decision on a legacy dispute related to a completed Civil segment bridge project in California, which the Company will appeal; $20.0 million ($14.7 million after tax, or $0.28 per diluted share) in the third quarter related to a settlement on a legacy dispute related to a completed Building segment government facility project in Florida; $17.7 million ($13.0 million after tax, or $0.25 per diluted share) in the third quarter due to an unfavorable judgment on a completed Specialty Contractors segment mass-transit project in California; $12.4 million ($9.1 million after tax, or $0.17 per diluted share) in the second quarter due to the impact of a settlement on two completed Civil segment highway projects in the Northeast; and $12.0 million ($8.8 million after tax, or $0.17 per diluted share) in the first quarter due to an arbitration ruling that only provided a partial award to the Company pertaining to a completed Specialty Contractors segment electrical project in New York; and $11.5 million ($8.4 million after tax, or $0.16 per diluted share) in the third quarter due to an unfavorable arbitration ruling on a completed Specialty Contractors segment mass-transit project in New York. The period was also impacted by favorable adjustments of $18.4 million ($13.5 million after tax, or $0.26 per diluted share) in the third quarter due to a settlement of a claim associated with a completed Civil segment highway tunneling project in the Western United States and $10.2 million ($7.5 million after tax, or $0.14 per diluted share) in the first quarter on a Civil segment mass-transit project in California related to a dispute resolution and associated expected cost savings.
(b)Consists primarily of corporate general and administrative expenses. Corporate general and administrative expenses for the nine months ended September 30, 2024 and 2023 included share-based compensation expense of $39.0 million ($28.6 million after tax, or $0.55 per diluted share) and $9.1 million ($6.6 million after tax, or $0.13 per diluted share),

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

respectively. The increase in share-based compensation expense in the current-year period was primarily due to a substantial increase in the Company’s stock price during the period, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the nine months ended September 30, 2023, the Company’s income (loss) from construction operations was impacted by an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million ($60.1 million after tax, or $1.16 per diluted share) in the first quarter, of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment; $57.0 million ($41.4 million after tax, or $0.80 per diluted share) of unfavorable non-cash adjustments due to changes in estimates on the Specialty Contractors segment’s electrical and mechanical scope of a transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations; $27.5 million ($21.4 million after tax, or $0.41 per diluted share) of unfavorable adjustments on the same transportation project in the Northeast, split evenly between the Civil and Building segments, primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout; net favorable adjustments of $25.6 million ($20.3 million after tax, or $0.39 per diluted share) for a Civil segment mass-transit project in California that resulted from changes in estimates due to improved performance; a non-cash charge of $25.1 million ($18.2 million after tax, or $0.35 per diluted share) in the second quarter of 2023 that resulted from an adverse legal ruling on a Specialty Contractors segment educational facilities project in New York; and a $9.4 million ($6.8 million after tax, or $0.13 per diluted share) unfavorable adjustment in the third quarter due to ongoing negotiations and an anticipated settlement on a completed Specialty Contractors segment mass-transit project in California. During the third quarter of 2023, the Company reached a settlement that impacted multiple components of a Civil segment mass-transit project in California, which included the resolution of certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million ($16.8 million after tax, or $0.32 per diluted share) to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million ($7.0 million after tax, or $0.14 per diluted share) on the other component of the project that has substantial scope of work remaining. As a result of the settlement, the net unfavorable impact to the period from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project.

A reconciliation of segment results to the consolidated loss before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Loss from construction operations	$(106,807)	$(12,566)	$(17,508)	$(92,123)
Other income, net	4,487	2,967	15,636	12,442
Interest expense	(21,223)	(20,313)	(63,614)	(63,842)
Loss before income taxes	$(123,543)	$(29,912)	$(65,486)	$(143,523)
Total assets by segment were as follows:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Civil	$3,675,300	$3,539,608
Building	1,065,027	898,902
Specialty Contractors	206,883	307,171
Corporate and other(a)	(560,709)	(315,825)
Total assets	$4,386,501	$4,429,856
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Major Customer
Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 16.9% and 18.2% of the Company’s consolidated revenue for the three and nine months ended September 30, 2024, respectively. Revenue from the same customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 13.8% and 16.0% of the Company’s consolidated revenue for the three and nine months ended September 30, 2023, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of September 30, 2024 and the results of our operations for the three and nine months ended September 30, 2024 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2023, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2023 and in Part II, Item 1A below.
Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statement that refers to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events, outcomes or circumstances, or the timing of those events, outcomes or circumstances, are forward-looking statements. Although such statements are based on currently available financial and economic data, as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:
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
•The impact of inclement weather conditions, disasters and other catastrophic events outside of our control on projects;
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
•Decreases in the level of federal, state and local government spending for infrastructure and other public projects;
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
Executive Overview
Operating Results
Consolidated revenue for the three months ended September 30, 2024 was $1.1 billion, up slightly compared to the same period in 2023. Consolidated revenue for the nine months ended September 30, 2024 was $3.3 billion, up 14% compared to the same period in 2023. For the nine-month period of 2024, the growth was primarily driven by increased project execution activities on certain Building segment projects, including various healthcare and educational facility projects in California and a detention facility project in New York. The growth was also due to increased project execution activities on various Civil segment projects, including certain mass-transit projects in California, two airport projects in the Northern Mariana Islands and the tunneling component of an energy project in British Columbia, as well as the absence of certain prior-year net unfavorable adjustments, as discussed in more detail below in Results of Segment Operations. The improvement for the nine-month period of 2024 was partially offset by reduced project execution activities on a Civil segment mass-transit project in the Midwest that is nearing completion, as well as certain net unfavorable adjustments in the current-year period, also discussed in more detail below.
Loss from construction operations for the three months ended September 30, 2024 was $106.8 million compared to $12.6 million for the same period in 2023. For the third quarter of 2024, the higher loss was primarily due to current-quarter unfavorable adjustments, including $101.6 million related to an unexpected adverse arbitration decision on a legacy dispute related to a completed Civil segment bridge project in California, which the Company will appeal; $20.0 million related to a settlement on a legacy dispute related to a completed Building segment government facility project in Florida; $17.7 million due to an unfavorable judgment on a completed Specialty Contractors segment mass-transit project in California; and $11.5 million due to an unfavorable arbitration ruling on a completed Specialty Contractors segment mass-transit project in New York. The higher loss was partially offset by contributions related to increased project execution activities in the Building and Civil segments, an $18.4 million favorable adjustment due to a settlement of a claim associated with a completed Civil segment highway tunneling project in the Western United States and the absence of certain prior-year net unfavorable adjustments, as discussed further below in Results of Segment Operations.
Loss from construction operations for the nine months ended September 30, 2024 was $17.5 million compared to $92.1 million for the same period in 2023. For the nine-month period of 2024, the improvement was primarily due to the absence of certain prior-year net unfavorable adjustments, as discussed further below in Results of Segment Operations, contributions totaling $78.5 million related to the increased project execution activities discussed above, and a favorable adjustment of $10.2 million in the first quarter of 2024 on a Civil segment mass-transit project in California related to a dispute resolution and associated expected cost savings. The improvement for the period was partially offset by the impact of the net unfavorable adjustments in the third quarter of 2024 discussed in the paragraph above, an unfavorable adjustment of $12.4 million in the second quarter of 2024 due to the impact of a settlement on two completed Civil segment highway projects in the Northeast, and an unfavorable adjustment of $12.0 million in the first quarter of 2024 due to an arbitration ruling that only provided a partial award to the Company pertaining to a completed Specialty Contractors segment electrical project in New York.
Furthermore, loss from construction operations for the three and nine months ended September 30, 2024 was negatively impacted by share-based compensation expense of $16.5 million and $39.0 million, respectively, compared to share-based compensation expense of $3.5 million and $9.1 million for the respective periods in 2023. The increase in share-based compensation expense in both 2024 periods was primarily due to a substantial increase in the Company’s stock price throughout the first three quarters of 2024, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings.

The Company generated strong cash from operations in the first nine months of 2024, and as a result of significant progress made in the resolution of various disputed matters, including those discussed above, and cash generation related to project execution activities for new and existing projects, it expects to generate cash flow from operations in the range of $250 million to $400 million in the fourth quarter of 2024 (and, consequently, $425 million to $575 million of anticipated cash flow from operations for the full year of 2024). Cash flow from operations anticipated for the fourth quarter is expected to be driven by collections of approximately $180 million related to the resolution of the above-mentioned third-quarter 2024 settlements, as well as cash generation related to project execution activities for new and existing projects. The wide range in the estimated generation of operating cash in the fourth quarter of 2024 is due to the uncertainty as to the precise timing of when certain large payments will be collected, though any amounts in this range that are not collected in the fourth quarter of 2024 are expected to be collected in the first quarter of 2025. The Company intends to utilize some of the cash flow from operations expected in the fourth quarter of 2024 to prepay $100 million to $150 million of its outstanding Term Loan B debt by the end of 2024, of which $50 million has already been prepaid subsequent to the third quarter of 2024. Further estimated prepayments of $50 million to $75 million of the Term Loan B debt are anticipated in the first quarter of 2025.
Income tax benefit was $33.9 million and $19.4 million for the three and nine months ended September 30, 2024, respectively, compared to $4.1 million and $52.0 million for the same periods in 2023. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.
Diluted loss per common share for the three and nine months ended September 30, 2024 was $1.92 and $1.61, respectively, compared to diluted loss per common share of $0.71 and $2.39, respectively, for the same periods in 2023. The change for both periods in 2024 was primarily due to the factors discussed above that resulted in the change in loss from construction operations for such periods.
Consolidated new awards for the three and nine months ended September 30, 2024 totaled $4.7 billion and $7.1 billion, respectively, compared to $0.8 billion and $5.6 billion for the same periods in 2023. The Civil and Building segments were the primary contributors to the new awards activity in the third quarter of 2024. The most significant new awards and contract adjustments in the third quarter of 2024 included a $1.66 billion mass-transit project in Hawaii; a $1.1 billion water conveyance tunnel project in New York; a healthcare campus project in California valued at more than $1 billion; $138 million of additional funding for certain mass-transit projects in California; and a $113 million military facility project in Guam.

Consolidated backlog as of September 30, 2024 was $14.0 billion, up 38% compared to $10.2 billion as of December 31, 2023, setting a new all-time record that far exceeded the previous record backlog of $11.6 billion reported for the first quarter of 2019. As of September 30, 2024, the mix of backlog by segment was approximately 49% for Civil, 37% for Building and 14% for Specialty Contractors. The Company has submitted or will submit proposals on various large projects and expects owners’ decisions in the fourth quarter of 2024. Accordingly, ending backlog for the fourth quarter of 2024 could reflect further significant growth.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2023 to September 30, 2024:

(in millions)	Backlog at December 31, 2023	New Awards(a)	Revenue Recognized	Backlog at September 30, 2024(b)
Civil	$4,240.6	$4,218.9	$(1,564.5)	$6,895.0
Building	4,177.5	2,226.1	(1,265.6)	5,138.0
Specialty Contractors	1,740.3	681.1	(429.2)	1,992.2
Total	$10,158.4	$7,126.1	$(3,259.3)	$14,025.2
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

The outlook for the Company’s revenue growth over the next several years remains favorable, especially due to strong new award bookings in the third quarter of 2024, as well as other significant awards that could potentially be booked over the next few months. Many of these newer projects will be executed over a longer timeframe compared to other projects booked in recent years. However, revenue growth could be hampered by unanticipated project delays or the timing of project bids, awards, commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new project awards resulting from long-term, well-funded capital spending plans by state, local and federal customers, as well as limited competition for many of the larger project opportunities.
Since 2014, voters in 43 states have approved 85 percent of over 3,000 state and local ballot measures, raising an estimated $342 billion in new and renewed revenue funding for transportation investments. The largest of these was in Los Angeles County, where Measure M, a half-cent sales tax increase, was approved in 2016 and is expected to generate $120 billion of funding over 40 years. Funding from this measure is supporting, and is expected to continue to support, several of the Company’s current and prospective projects. More recently, there were more than $50 billion in various state and local transit funding measures on the ballots for elections in November 2024. Despite numerous interest rate increases since March 2022, rates remain at levels that we believe are conducive to continued spending on certain types of projects that have strong end-market demand with adequate available funding, such as mass transit, transportation, bridges, and healthcare, education, and correctional and detention facilities, among others. For the first time in four years, interest rates were lowered in September 2024, and many economists expect further rate reductions over the remainder of 2024 and in 2025, though the actual timing and extent of any future rate reductions remains uncertain. Lower interest rates could support additional demand for continued infrastructure spending. In contrast, should interest rates rise, they could reach levels that may negatively impact demand, especially for certain types of Building segment projects that have already been experiencing such impacts, such as commercial offices and tenant improvement projects, which tend to be more economically sensitive than projects handled by our Civil segment.
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
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income (loss) from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$545.8	$520.5	$1,564.5	$1,424.5
Income (loss) from construction operations	(12.5)	46.9	133.8	170.3
Revenue for the three months ended September 30, 2024 increased 5% compared to the same period in 2023, primarily due to a net increase in project execution activities driven by certain large mass-transit projects, two airport projects in the Northern Mariana Islands, and the tunneling component of an energy project in British Columbia, partially offset by reduced project execution activities on a mass-transit project in the Midwest that is nearing completion. The increase was also due to the absence of certain prior-year net unfavorable adjustments discussed in the paragraph below. Revenue for the nine months ended September 30, 2024 increased 10% compared to the same period in 2023, primarily due to contributions from the net increased project execution activities mentioned above. The increase for both periods of 2024 was partially offset by an unfavorable adjustment related to an unexpected adverse arbitration decision on a legacy dispute related to a completed bridge project in California, which the Company will appeal.

Loss from construction operations for the three months ended September 30, 2024 was $12.5 million compared to income from construction operations of $46.9 million for the same period in 2023. The decrease was primarily due to a current-quarter unfavorable adjustment of $101.6 million related to an unexpected adverse arbitration decision on a legacy dispute related to the same bridge project in California, which the Company will appeal. The decrease was partially offset by contributions totaling $17.4 million related to the net increase in project execution activities discussed above, an $18.4 million favorable adjustment due to a settlement of a claim associated with a completed highway tunneling project in the Western United States, as well as the absence of prior-year net unfavorable adjustments due to a settlement in 2023 that impacted multiple components of a mass-transit project in California. That settlement resulted in an unfavorable non-cash adjustment in the prior-year period of $23.2 million to one component of the project that was nearing completion, partially offset by a favorable adjustment in the prior-year period of $8.8 million on the other component of the project that had substantial scope of work remaining.
Income from construction operations for the nine months ended September 30, 2024 was $133.8 million compared to $170.3 million for the same period in 2023. The decrease was due to the same factors discussed above for the third quarter of 2024, as well as an unfavorable adjustment of $12.4 million in the second quarter of 2024 that was due to the impact of a settlement on two completed highway projects in the Northeast, mostly offset by a $10.2 million favorable adjustment in the first quarter of 2024 on a mass-transit project in California related to a dispute resolution and associated expected cost savings. The decrease was also due to the absence of prior-year net favorable adjustments totaling $25.6 million on a mass-transit project in California associated with changes in estimates due to improved performance, partially offset by contributions totaling $57.7 million related to the net increase in project execution activities discussed above and the absence of the Civil segment’s portion of prior-year unfavorable adjustments of $13.8 million on a completed transportation project in the Northeast due to the settlement of certain change orders during project closeout.
Operating margin was (2.3)% and 8.6% for the three and nine months ended September 30, 2024, respectively, compared to 9.0% and 12.0% for the same periods in 2023. The changes in operating margin were principally due to the above-mentioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Civil segment totaled $3.1 billion and $4.2 billion for the three and nine months ended September 30, 2024, respectively, compared to $469.0 million and $1.5 billion for the same periods in 2023. The most significant new awards and contract adjustments in the third quarter of 2024 included a $1.66 billion mass-transit project in Hawaii; a $1.1 billion water conveyance tunnel project in New York; $138 million of additional funding for certain mass-transit projects in California; and a $113 million military facility project in Guam.
Backlog for the Civil segment was $6.9 billion as of September 30, 2024, up 52% compared to $4.5 billion as of September 30, 2023. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures, the BIL, and by public agencies’ long-term spending plans. We believe that the Civil segment is well-positioned to capture its share of these prospective projects.
Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$435.8	$365.4	$1,265.6	$926.4
Income (loss) from construction operations	(3.9)	0.1	17.3	(83.9)
Revenue for the three months ended September 30, 2024 increased 19% compared to the same period in 2023, primarily due to increased project execution activities on various healthcare and educational facility projects in California and a detention facility project in New York. Revenue for the nine months ended September 30, 2024 increased 37% compared to the same period in 2023, primarily due to contributions from the increased project execution activities mentioned above, as well as the absence of a prior-year unfavorable adjustment related to an adverse legal ruling on a completed mixed-use project in New York. The increase for both periods of 2024 was partially offset by an unfavorable adjustment in the third quarter of 2024 related to a settlement on a legacy dispute related to a completed government facility project in Florida.
Loss from construction operations for the three months ended September 30, 2024 was $3.9 million and income from construction operations for the nine months ended September 30, 2024 was $17.3 million, compared to income from construction operations of $0.1 million and loss from construction operations of $83.9 million for the respective periods in 2023. For the third quarter of 2024, the decrease was primarily the result of an unfavorable adjustment of $20.0 million related to the same settlement on a legacy dispute related to a completed government facility project in Florida, mostly offset by the increased project execution activities discussed above, as well as the absence of the Building segment’s portion of a prior-year unfavorable adjustment of $7.0 million on a completed transportation project in the Northeast due to the settlement of certain change orders during project closeout. For the first nine months of 2024, the significant improvement was principally due to the absence of the aforementioned prior-year unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash charge of $83.6 million, of which $72.2 million impacted the Building segment, and contributions related to the increased current-year project execution activities discussed above. The improvement was partially offset by the unfavorable impact of the aforementioned settlement on a legacy dispute related to a completed government facility project in Florida.
Operating margin was (0.9)% and 1.4% for the three and nine months ended September 30, 2024, respectively, compared to 0.0% and (9.1)% for the same periods in 2023. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Building segment totaled $1.4 billion and $2.2 billion for the three and nine months ended September 30, 2024, respectively, compared to $249.0 million and $3.0 billion for the same periods in 2023. The nine-month period of 2023 included the award of the Brooklyn Jail project in New York. The most significant new awards and contract adjustments in the third quarter of 2024 included more than $1 billion of additional funding for a healthcare campus project in California. Certain Building segment end markets, such as correctional and detention facilities, healthcare, education, industrial/manufacturing, and hospitality and gaming, continue to show strong demand for new and renovated facilities. However, the proliferation of remote and hybrid work settings at many companies, along with continued higher interest rates, could continue to result in delayed or even canceled Building segment project opportunities, particularly in the corporate office end market.
Backlog for the Building segment was $5.1 billion as of September 30, 2024, the highest backlog for the segment since 2008, and up 18% compared to $4.3 billion as of September 30, 2023. We believe that the Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations. In addition, there are various healthcare and education projects underway in California that are in the pre-construction phase, with only a relatively modest amount of our current backlog represented by those projects. Over the next one to two years, these projects are expected to advance into the construction phase, and subsequently we anticipate that we will book significant additional backlog for these projects as a result.
Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$101.2	$174.8	$429.2	$507.9
Loss from construction operations	(56.9)	(38.4)	(83.1)	(120.7)
Revenue for the three months ended September 30, 2024 decreased 42% compared to the same period in 2023, primarily due to reduced project execution activities on various electrical and mechanical projects in New York and Florida, all of which are complete or nearing completion. Revenue for the nine months ended September 30, 2024 decreased 15% compared to the same period in 2023, primarily due to the same factors discussed above for the third quarter, as well as reduced project execution activities on an industrial facility project in Arizona. The decrease for the first nine months of 2024 was partially offset by the absence of certain prior-year unfavorable adjustments described in the paragraph below.
Loss from construction operations for the three months ended September 30, 2024 was $56.9 million compared to $38.4 million for the same period in 2023. The higher loss was primarily due to unfavorable adjustments that totaled $43.4 million in the aggregate on several completed projects due to the impact of judgments and settlements, including $17.7 million related to an unfavorable judgment on a completed mass-transit project in California, $11.5 million related to an unfavorable arbitration ruling on a completed mass-transit project in New York, and certain other adjustments that were individually immaterial, as well as the reduced project execution activities discussed above. The higher loss was partially offset by the absence of certain prior-year unfavorable adjustments, including $16.9 million due to changes in estimates on the electrical and mechanical scope of a transportation project in the Northeast and a $9.4 million unfavorable adjustment due to a settlement on a completed mass-transit project in California.
Loss from construction operations for the nine months ended September 30, 2024 was $83.1 million compared to $120.7 million for the same period in 2023. The improvement was primarily due to the absence of certain prior-year unfavorable adjustments, including $57.0 million due to changes in estimates on the electrical and mechanical scope of the above-mentioned transportation project in the Northeast; a non-cash charge of $25.1 million on an educational facilities project in New York that resulted from an adverse court ruling; an adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash charge of $83.6 million, of which $11.4 million impacted the Specialty Contractors segment; and the aforementioned $9.4 million unfavorable adjustment on a completed mass-transit project in California. The improvement was partially offset by the unfavorable adjustments impacting the third quarter of 2024, reduced project execution activities for the nine-month period of 2024 discussed above and an unfavorable adjustment of $12.0 million in the first quarter of 2024 due to an arbitration ruling pertaining to a completed electrical project in New York that only provided a partial award to the Company.
Operating margin was (56.2)% and (19.4)% for the three and nine months ended September 30, 2024, respectively, compared to (22.0)% and (23.8)% for the same periods in 2023. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and loss from construction operations.
New awards in the Specialty Contractors segment totaled $227.8 million and $681.1 million for the three and nine months ended September 30, 2024, respectively, compared to $128.5 million and $1.0 billion for the same periods in 2023.
Backlog for the Specialty Contractors segment was $2.0 billion as of September 30, 2024, up 12% compared to $1.8 billion as of September 30, 2023. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. We believe that the segment remains well-positioned to capture its share of new projects, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $32.5 million and $83.8 million during the three and nine months ended September 30, 2024, respectively, compared to $21.1 million and $56.1 million for the same periods in 2023. The increase in the three and nine months ended September 30, 2024 was primarily due to higher compensation-related expenses, mainly attributable to higher share-based compensation expense. The increase in share-based compensation expense was primarily due to a substantial increase in the Company’s stock price during the 2024 periods, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings.
Other Income, Net, Interest Expense and Income Tax Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Other income, net	$4.5	$3.0	$15.6	$12.4
Interest expense	(21.2)	(20.3)	(63.6)	(63.8)
Income tax benefit	33.9	4.1	19.4	52.0
Other income, net for the three and nine months ended September 30, 2024 increased $1.5 million and $3.2 million, respectively, compared to the same periods in 2023.
Interest expense for the three months ended September 30, 2024 increased by $0.9 million compared to the same period in 2023. Interest expense for the nine months ended September 30, 2024 decreased by $0.2 million compared to the same period in 2023. With the anticipated prepayment of a portion of the outstanding Term Loan B in the fourth quarter of 2024 and the first quarter of 2025, as discussed further in Liquidity and Capital Resources, the Company expects interest expense to decrease in 2025 and beyond.
The Company recognized an income tax benefit of $33.9 million and $19.4 million for the three and nine months ended September 30, 2024, respectively. The effective income tax rate was 27.5% and 29.6% for the three and nine months ended September 30, 2024, respectively. The effective income tax rates for both periods were impacted by relatively large tax benefits generated against a forecasted pre-tax loss for the year, which magnified the impact these tax benefits had on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income.

The effective income tax rate for both the three and nine months ended September 30, 2024 was higher than the 21.0% federal statutory income tax rate primarily due to earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and state income taxes (net of the federal tax benefit), partially offset by non-deductible expenses.
The Company recognized an income tax benefit of $4.1 million and $52.0 million for the three and nine months ended September 30, 2023. The effective income tax rate was 13.7% and 36.2% for the three and nine months ended September 30, 2023, respectively. The effective income tax rate for the three months ended September 30, 2023 was lower than the 21.0% federal statutory rate primarily due to the impact of a cumulative catch-up adjustment associated with the change in the Company’s projected 2023 effective tax rate that resulted from the revision of the Company’s forecast. The effective income tax rates for both periods were impacted by relatively large tax benefits generated against a forecasted pre-tax loss for the year, which magnified the impact these tax benefits had on the effective income tax rate. In periods with pre-tax losses, tax benefits generated during the period increase the effective income tax rate (and, thus, the income tax benefit to the Company) rather than decreasing the effective rate, as in periods with pre-tax income. The tax benefits that caused a higher effective tax rate were primarily state income taxes (net of the federal tax benefit), earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and a reduction in reserves for unrecognized tax benefits, partially offset by non-deductible expenses.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $170.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of September 30, 2024, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond, as discussed further below in Debt. We generated significant cash from operations in the first nine months of 2024 as discussed below in Cash and Working Capital. As discussed above in Operating Results, we expect cash generated from operations ranging from $250 million to $400 million in the fourth quarter of 2024 (and, consequently, $425 million to $575 million of cash generated from operations for the full year of 2024), expected to be driven by collections of approximately $180 million related to the resolution of the aforementioned third-quarter 2024 settlements, as well as cash generation related to project execution activities for new and existing projects. The wide range in the estimated generation of operating cash in the fourth quarter of 2024 is due to the uncertainty as to the precise timing of when certain large payments will be collected, though any amounts in this range that are not collected in the fourth quarter of 2024 are expected to be collected in the first quarter of 2025. We intend to utilize some of the cash flow from operations expected in the fourth quarter of 2024 to prepay $100 million to $150 million of our outstanding Term Loan B debt by the end of 2024, of which $50 million has already been prepaid subsequent to the third quarter of 2024. Further estimated prepayments of $50 million to $75 million of the Term Loan B debt are anticipated in the first quarter of 2025. In addition, we expect to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes.
Cash and Working Capital
Cash and cash equivalents were $287.4 million as of September 30, 2024 compared to $380.6 million as of December 31, 2023. Cash immediately available for general corporate purposes was $118.4 million and $145.1 million as of September 30, 2024 and December 31, 2023, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $149.5 million as of September 30, 2024 compared to $144.4 million as of December 31, 2023. Restricted cash and restricted investments at September 30, 2024 were primarily held to secure insurance-related contingent obligations and deposits.
During the nine months ended September 30, 2024, net cash provided by operating activities was $174.0 million. The net cash provided by operating activities for the 2024 period was primarily due to cash generated by earnings sources and a reduction in net project working capital. The reduction in net project working capital was primarily due to an increase in accounts payable, as a result of the timing of payments to subcontractors and vendors, and a decrease in costs and estimated earnings in excess of billings (“CIE”), partially offset by an increase in accounts receivable and a decrease in billings in excess of costs and estimated earnings (“BIE”). As of September 30, 2024, BIE of $1.05 billion exceeded CIE of $966.3 million resulting in a net BIE position for the first time since 2011. During the nine months ended September 30, 2023, net cash provided by operating activities was $180.8 million, which was the second-largest result for the first nine months of any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008. The net cash provided by operating activities for the nine-month period of 2023 was primarily due to a decrease in investments in project working capital, partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to a decrease in CIE, an increase in accounts payable due to the timing of payments to suppliers and subcontractors and an increase in BIE.
Cash flow from operating activities for the first nine months of 2024 decreased $6.8 million compared to the same period in 2023. The decrease in cash flow from operating activities for the first nine months of 2024 compared to 2023 primarily reflects a smaller reduction in net project working capital in the current period compared to the prior-year period, mostly offset by cash generated by earning sources in the current period compared to cash used by earnings sources in the same period last year. The smaller reduction in net project working capital in the 2024 period was primarily due to a current-year increase in accounts receivable compared to a decrease last year, a current-year decrease in BIE compared to an increase last year, and a smaller current-year decrease in CIE compared to last year, partially offset by a larger current-year increase in accounts payable compared to last year. Both periods were positively impacted by collections associated with previously disputed matters.
Net cash used in investing activities during the first nine months of 2024 was $27.3 million primarily due to the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $28.3 million and net cash used in investment transactions of $2.0 million, partially offset by proceeds from the sale of property and equipment of $2.9 million. Net cash used in investing activities during the first nine months of 2023 was $43.4 million primarily due to the acquisition of property and equipment for projects totaling $45.6 million, as well as net cash used in investment transactions of $6.9 million, partially offset by proceeds from the sale of property and equipment of $9.0 million.
Net cash used in financing activities was $240.0 million for the first nine months of 2024, which was primarily driven by a $199.3 million net repayment of debt (including the 2024 Senior Notes issuance of $400.0 million and the 2017 Senior Notes redemption of $500.0 million, as well as the $91.0 million principal prepayment on the Term Loan B, all of which are discussed below in Debt), $25.1 million of payments for debt issuance costs related to debt transactions during the period and $12.3 million of net distributions to noncontrolling interests. Net cash used in financing activities was $79.3 million for the first nine months of 2023, which was primarily driven by a $56.0 million net repayment of debt and $22.0 million of net distributions to noncontrolling interests.
At September 30, 2024, we had working capital of $1.2 billion, a ratio of current assets to current liabilities of 1.55 and a ratio of debt to equity of 0.55, compared to working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.66 and a ratio of debt to equity of 0.70 at December 31, 2023.
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
As of September 30, 2024, the Revolver had unused available borrowing capacity of $170.0 million, and the outstanding balance of the Term Loan B and the 2024 Senior Notes were $272.9 million and $400.0 million, respectively.
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
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) (and the London Interbank Offered Rate (“LIBOR”) prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the nine months ended September 30, 2024 were approximately 10.2% and 12.0%, respectively. At September 30, 2024, the borrowing rates on the Term Loan B and the Revolver were 9.7% and 11.5%, respectively. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.
The table below presents our actual and required First Lien Net Leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
September 30, 2024
	Actual	Required
First lien net leverage ratio	0.77 to 1.00	≤ 2.25 : 1.00
The 2020 Credit Agreement requires, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 3.50:1.00, effective the fiscal quarter ended December 31, 2022 and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of September 30, 2024, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Contractual Obligations
Other than the issuance of the 2024 Senior Notes and redemption of our 2017 Senior Notes, as discussed above in Debt, there have been no material changes in our contractual obligations from those described in our Annual Report on Form 10‑K for the year ended December 31, 2023.
Critical Accounting Policies and Estimates
There has been no material change in our significant accounting policies and estimates disclosed in Note 1 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10‑K for the year ended December 31, 2023 and in Part II, Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2023.
Recently Issued Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Item 5. Other Information
(c) Trading Plans
During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

Exhibits	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: November 6, 2024	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Senior Vice President and Chief Financial Officer