Form 10-K
period 2024-12-31
TUTOR PERINI CORP
filed 2025-02-27
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2024
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ -to- __________
Commission File Number: 1-6314
Tutor Perini Corporation

(Exact name of registrant as specified in its charter)
Massachusetts	04-1717070
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15901 Olden Street, Sylmar, California	91342
(Address of principal executive offices)	(Zip Code)
(818) 362-8391
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TPC	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $945,305,688 as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of Common Stock, $1.00 par value per share, outstanding at February 20, 2025 was 52,485,719.
Documents Incorporated by Reference
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TUTOR PERINI CORPORATION
2024 ANNUAL REPORT ON FORM 10-K

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
We are a recognized leader in the construction industry and have built a solid reputation for executing large, complex projects while adhering to strict safety and quality control standards. We offer general contracting, pre-construction planning and comprehensive project management services, and have strong expertise in planning and delivering design-bid-build, design-build, construction management, and public-private partnership (P3) projects. We often utilize our resources and capabilities to self-perform multiple components of our projects, including earthwork, excavation, concrete forming and placement, steel erection, electrical, mechanical, plumbing, heating, ventilation and air conditioning (HVAC), and fire protection. During 2024, we performed work on approximately 1,600 construction projects.
We are recognized as one of the leading civil contractors in the United States, as evidenced by our performance on several of the country’s largest mass-transit and transportation projects, such as Newark Liberty International Airport Terminal A (“Newark Airport Terminal A”), various components of the East Side Access project in New York City, the Minneapolis Southwest Light Rail project (also known as the METRO Green Line Extension), the California High-Speed Rail System, the Alaskan Way Viaduct Replacement (the “SR 99”) project in Seattle, major portions of the Red Line and Purple Line subway segments of the Los Angeles Metro system, and the San Francisco Central Subway extension to Chinatown. We are also recognized as one of the major building contractors in the United States, as evidenced by our performance on several of the country’s largest building development projects, including Hudson Yards in New York City, the CityCenter complex and the Cosmopolitan Resort and Casino, both in Las Vegas, as well as several major technology, healthcare and educational facilities in California for prominent customers.
Our strengths and expertise in the construction of civil and building infrastructure projects have been augmented by our vertical integration capabilities, which we established more than a decade ago through the acquisitions of various business entities specializing in electrical, mechanical, plumbing, HVAC and other services that enhance our market capabilities and expand our geographic presence. Our vertical integration capabilities, which also involve close interactions between our Civil and Building segment resources on large, complex projects, are a competitive advantage that allow us to self-perform a greater amount of work than our competitors. These capabilities also increase our competitiveness in bidding and our efficiency in managing and executing large projects, and provide us with significant cross-selling opportunities across a broad geographic footprint.

Business Segment Overview
Our business is conducted through three segments: Civil, Building and Specialty Contractors.
Civil Segment
Our Civil segment specializes in public works construction and the replacement and reconstruction of infrastructure across several major geographic regions of the United States. Our civil contracting services include construction and rehabilitation of highways, bridges, tunnels, mass-transit systems, military and other government facilities, and water management and wastewater treatment facilities.
The Civil segment is composed of the heavy civil construction operations of Tutor Perini and its subsidiaries, Black Construction, Frontier-Kemper Constructors (“Frontier-Kemper”), Lunda Construction and Becho. Our heavy civil units operate primarily on the West and East Coasts of the United States and are engaged in a variety of large mass-transit, tunneling, bridge and highway projects. Black Construction is the largest contractor in Guam and provides a variety of predominantly heavy civil, building, mechanical and electrical construction services throughout the Asia-Pacific region and in other strategic military locations. Frontier-Kemper is a heavy civil contractor engaged in the construction of tunnels for highways, railroads, subways and rapid transit systems; the construction of shafts and other facilities for water supply, wastewater transport and hydroelectric projects; and the development and equipping of mines with innovative hoisting, elevator and vertical conveyance systems. Lunda Construction is a heavy civil contractor specializing in the construction, rehabilitation and maintenance of bridges, railroads and other civil structures throughout the United States. Becho is engaged in drilling, foundation and excavation support for shoring, bridges, piers, roads and highway projects, primarily in the southwestern United States.
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
We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We are currently working on or have completed some of the most significant civil construction projects in the United States. For example, we are working on the first phase of the California High-Speed Rail project, the Purple Line Segments 2 and 3 subway expansion projects in Los Angeles, the Minneapolis Southwest Light Rail project, and recently commenced initial work on the City Center Guideway and Stations project in Honolulu. In addition, we have completed other major projects, including various components of the East Side Access project in New York City; the Newark Airport Terminal A project; the San Francisco Central Subway extension to Chinatown; the SR 99 project in Seattle; the platform over the eastern rail yard at Hudson Yards in New York City; the rehabilitation of the Verrazano-Narrows Bridge in New York City; and runway reconstruction projects at John F. Kennedy International Airport in New York, Los Angeles International Airport and Fort Lauderdale-Hollywood International Airport.
We believe the Civil segment provides us with significant opportunities for growth due to the condition of existing infrastructure coupled with large government funding sources dedicated to the replacement and reconstruction of aging U.S. infrastructure. In addition, infrastructure programs generally garner popular, bipartisan support from the public and elected officials due to their lasting economic benefits, including significant job creation. Funding for major Civil segment infrastructure projects is typically provided through a combination of one or more of the following: local, regional, state and federal loans and grants; other direct allocations sourced through tax revenue; bonds; user fees; and, for certain projects, private capital.
The bipartisan Infrastructure Investment and Jobs Act (the “Bipartisan Infrastructure Law”), enacted into law in November 2021, provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The Bipartisan Infrastructure Law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the 10 years from its enactment through 2031, and much of it is allocated for investment in end markets that are directly aligned with our market focus. Accordingly, we believe that this significant level of sustained, incremental funding has benefited, and will continue to favorably impact, our current work and prospective opportunities over the next decade.
Building Segment
Our Building segment has significant experience providing services to several specialized building markets for private and public works customers, including hospitality and gaming, transportation, healthcare, commercial offices, government facilities, sports and entertainment, education, correctional and detention facilities, biotech, pharmaceutical, industrial and technology. We believe the success of the Building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs, and advanced mechanical, electrical and life safety systems, while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve a leading position in the marketplace.
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
The Building segment is composed of several operating units that provide general contracting, design-build, preconstruction and construction services in various regions of the United States. Rudolph and Sletten, one of our general contracting firms, focuses on large, complex projects in California in the healthcare, commercial office, technology, industrial, education, and government facilities markets. Tutor Perini Building Corp. focuses on large, complex building projects nationwide, including significant projects in the hospitality and gaming, commercial office, education, government facilities, and multi-unit residential markets. Roy Anderson Corp. provides general contracting services, including major disaster response and reconstruction support, to public and private customers primarily throughout the southeastern United States. Perini Management Services provides diversified construction and design-build services internationally to U.S. government agencies, as well as to surety companies and multi-national corporations.
We are currently working on or have completed various large private and public building projects across a wide array of end markets. Specific projects include the Brooklyn Jail project in New York City; Newark Airport Terminal A; the LAX Airport Metro Connector Transit Station in Los Angeles, California; three large corporate office buildings in northern California for prominent technology companies; a commercial office tower and a multi-unit residential tower, both at Hudson Yards in New York City; the Cedars-Sinai Replacement Hospital in Marina Del Rey, California; various Kaiser Permanente hospital buildings throughout California; the Choctaw Casino and Resort in Durant, Oklahoma; the Pechanga Resort and Casino expansion in Temecula, California; the O Street Government Office Building in Sacramento, California; and courthouses in San Bernardino and San Diego, California. As a result of our reputation and track record, we were previously awarded and completed contracts for several marquee hospitality and gaming projects in Las Vegas, including the CityCenter complex, the Cosmopolitan Resort and Casino and the Wynn Encore Hotel. These projects span a wide array of building end markets and illustrate our Building segment’s résumé of successfully completed large-scale public and private projects.
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
The Specialty Contractors segment is composed of several operating units that provide unique services in various regions of the United States. Five Star Electric (“Five Star”) is an industry leader and one of the largest electrical contractors in the greater New York City metropolitan region. Five Star provides construction services, including power, lighting, fire alarm, security, telecommunications, low voltage and wireless systems to both the public and private sectors. These services are provided across end markets that include multi-unit residential, hotels, commercial offices, industrial, mass-transit, education, retail, sports and entertainment, healthcare and water treatment. Fisk Electric (“Fisk”) covers many of the major commercial, transportation and industrial electrical construction markets in the southwestern and southern United States, with the ability to cover other attractive markets nationwide. Fisk’s expertise is in the design and development of electrical and technology systems for major projects spanning a broad variety of project types, including commercial office buildings, sports arenas, hospitals, research laboratories, hotels and casinos, convention centers, manufacturing plants, refineries, and water and wastewater treatment facilities. WDF, Nagelbush and Desert Mechanical each provide mechanical, plumbing, HVAC and fire protection services to a range of customers in a wide variety of markets, including transportation, commercial offices, industrial, education and residential. WDF is one of the largest mechanical contractors serving the greater New York City metropolitan region. Nagelbush operates primarily in Florida and Desert Mechanical operates primarily in the western United States.
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
Backlog
Backlog in our industry is a measure of the total value of work that is remaining to be performed on projects that have been awarded. We include a construction project in our backlog when a contract is awarded or when we have otherwise received written definitive notice that the project has been awarded to us and there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place). As a result, we believe our backlog is firm, and although cancellations or scope adjustments may occur, historically they have not been material. We estimate that approximately $4.5 billion, or approximately 24%, of our backlog as of December 31, 2024 will be recognized as revenue in 2025. Our backlog by segment, end market, customer type and contract type is presented in the following tables:

	As of December 31,
(in thousands)	2024		2023
Backlog by business segment:
Civil	$8,835,634	47%	$4,240,684	42%
Building	7,026,891	38%	4,177,452	41%
Specialty Contractors	2,811,413	15%	1,740,311	17%
Total backlog	$18,673,938	100%	$10,158,447	100%

	As of December 31,
(in thousands)	2024		2023
Civil segment backlog by end market:
Mass transit (includes certain transportation and tunneling projects)	$4,985,286	57%	$2,744,006	64%
Water	1,079,701	12%	8,794	*
Military facilities	1,011,066	11%	793,477	19%
Detention facilities	871,466	10%	—	—%
Bridges	642,530	7%	282,467	7%
Power and energy	132,666	2%	199,639	5%
Other	112,919	1%	212,301	5%
Total Civil segment backlog	$8,835,634	100%	$4,240,684	100%
_____________________________________________________________________________________________________________
* Less than 1%.

	As of December 31,
(in thousands)	2024		2023
Building segment backlog by end market:
Government	$4,265,254	60%	$2,819,078	67%
Healthcare facilities	2,329,123	33%	785,657	19%
Mass transit (includes transportation projects)	250,856	4%	153,665	4%
Education facilities	135,008	2%	344,962	8%
Other	46,650	1%	74,090	2%
Total Building segment backlog	$7,026,891	100%	$4,177,452	100%

	As of December 31,
(in thousands)	2024		2023
Specialty Contractors segment backlog by end market:
Government	$1,718,684	60%	$783,653	45%
Mass transit (includes certain transportation and tunneling projects)	549,676	20%	626,826	36%
Multi-unit residential	166,007	6%	90,843	5%
Commercial and industrial facilities	145,355	5%	78,682	5%
Healthcare facilities	94,445	3%	60,272	3%
Bridges	73,990	3%	7,273	1%
Other	63,256	3%	92,762	5%
Total Specialty Contractors segment backlog	$2,811,413	100%	$1,740,311	100%

	As of December 31,
	2024	2023
Backlog by customer type:
State and local agencies	77%	76%
Private owners	15%	13%
Federal agencies	8%	11%
Total backlog	100%	100%

	As of December 31,
	2024	2023
Backlog by contract type:
Fixed price	82%	56%
Guaranteed maximum price	13%	36%
Unit price	3%	4%
Cost plus fee and other	2%	4%
Total backlog	100%	100%
Fixed price contracts, particularly with federal, state and local government customers, are expected to continue to represent a sizeable percentage of total backlog.
Competition
While the construction markets include numerous competitors, especially for small to mid-sized projects, much of the work that we target is for larger, more complex projects where there are typically fewer active market participants due to the greater capabilities and resources required to perform the work. We believe that price, experience, reputation, responsiveness, customer relationships, project completion track record, schedule control, risk management, safety and quality of work are key factors customers consider when awarding contracts.
We have seen diminished competition in recent years for large, fixed-price civil infrastructure projects as fewer firms have been pursuing such projects and customers have at times had to make concerted efforts to attract bidders. In our Civil segment, we primarily compete with large civil construction firms, including (alphabetically) Dragados USA; Kiewit Corporation; Lane Construction Corporation; OHL USA; Skanska USA; and The Walsh Group. In our Building segment, we compete with a variety of national and regional contractors, including (alphabetically) AECOM (through its past acquisitions of Tishman

Construction and Hunt Construction Group); Balfour Beatty Construction; Clark Construction Group; DPR Construction; Gilbane, Inc.; Hensel Phelps Construction Co.; McCarthy Building Companies, Inc.; M. A. Mortenson Company; PCL Constructors, Inc.; Skanska USA; Suffolk Construction; Swinerton, Inc; Turner Construction Company; and The Whiting-Turner Contracting Co. In our Specialty Contractors segment, we compete principally with various regional and local electrical, mechanical and plumbing subcontractors.
Construction Costs
We strive to eliminate or minimize exposure to labor and material price increases in our project bids and the manner in which we execute our work. Generally, if prices for materials, labor or equipment increase excessively, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. In our fixed price contracts, we attempt to insulate ourselves from the unfavorable effects of inflation, when possible, by incorporating escalating wage and price assumptions into our construction cost estimates, by obtaining firm fixed price quotes from major subcontractors and material suppliers, by securing purchase commitments for materials early in the project schedule and by including contingency for these risks in our bid price. Construction and other materials used in our construction activities are generally available locally from multiple sources. Labor resources for our domestic projects are largely obtained through various labor unions. We have not experienced significant labor shortages in recent years, nor do we expect to in the near future. However, longer-term, the significant increase in demand for large complex projects driven by the BIL could lead to labor shortages.
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
Government Contracts
Most of our federal, state and local government customers can terminate, renegotiate, or modify any of their contracts with us at their election, and many of our federal government contracts are subject to renewal or extension periodically. Revenue derived from federal, state and local government customers was 72%, 74% and 68% of our total revenue for each of the years ended December 31, 2024, 2023 and 2022, respectively.
Environmental, Health and Safety Regulations
Environmental, health and safety regulations and requirements materially affect our business. We are firmly committed to providing a safe and healthy work environment for our employees and to working in a manner that ensures the safety of our employees, subcontractors, customers and the general public, as well as the protection of facilities, equipment and the environment. Compliance with Occupational Safety and Health Administration (“OSHA”) and other health and safety regulations, in particular, is essential to procure business and to attract and retain our workforce. Accordingly, we make considerable investments in our environmental, health and safety programs, and we factor costs associated with compliance into our project bids and proposals.
We provide construction and construction management services at various project sites, and sometimes perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. We also handle hazardous materials on occasion. Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental and health and safety laws and regulations, and some laws provide for joint and several strict liabilities for remediation of releases of hazardous substances.
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
As a normal part of the construction business, we are often required to provide various types of surety bonds as an additional level of security for our performance. We also require many of our subcontractors to provide surety bonds as security for payment of subcontractors and suppliers and to guarantee their performance. As an alternative to traditional surety bonds, we also have purchased subcontractor default insurance for certain construction projects to insure against the risk of subcontractor default.
Human Capital Resources
The foundation of our continuing success as a leading construction services business is our ability to attract and retain the industry’s best talent by providing a culture of opportunity, development, accountability and empowerment. This understanding guides our approach to managing our human capital resources.
Employees. Our principal asset is our employees, many of whom have technical and professional backgrounds and undergraduate and/or advanced degrees. As of December 31, 2024, we had approximately 7,500 employees (including union employees), of which approximately 1,900 were salaried and 5,600 were hourly employees. The number of employees at any given time depends on the volume and types of active projects in progress, as well as our position within the lifecycle of those projects. We believe that we have strong relationships with our employees and that the quality and level of service that our employees deliver to our customers are among the highest in our industry.
To excel as a business, we must continue to hire the best talent and secure the full participation and commitment of all employees. Our culture is to always treat people with respect, dignity and fairness. Historically, women have represented a small percentage of workers in the construction industry. This sometimes presents challenges, as well as opportunities, in attracting and recruiting women to our workforce. Women made up 11.7% of our U.S. workforce as of December 31, 2024, which is in line with the representation of women in the U.S. construction workforce at large of 11.2%, according to data from the U.S. Bureau of Labor Statistics (“BLS”). Racial and ethnic minorities represented slightly over half of our U.S. construction workforce as of December 31, 2024, which is generally in line with BLS data.
Union Workforce. We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union crafts and are subject to various renewal dates. As of December 31, 2024, our workforce included a total of approximately 3,600 union employees. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects; accordingly, the expiration of any union contract in the next year is not expected to have any material impact on us. During the past several years, we have not experienced any significant work stoppages caused by our union employees.
Talent Recruitment, Training and Retention. Our business relies upon an adequate supply of management, supervisory and field personnel. Recruiting, training and retaining key personnel have been and will remain primary goals of our human capital initiatives. Through the use of management information systems, on-the-job training and educational seminars, employees are trained to understand the importance of project execution. We place a strong emphasis on training employees in accurate and comprehensive project estimating, project management and project cost control. As is common in our industry, we experience some recurring employee turnover each year, which we believe is comparable to the industry average. Historically, we have successfully attracted and retained sufficient numbers of personnel, including union personnel, to support our operational needs. We strive to ensure a fully competent project management team that includes long-term successors to our current project leaders by investing significant resources to build strong and highly competent project managers. We regularly hire construction management and engineering staff, including interns and recent graduates, and provide them with engaging projects and development programs. On the occasion when we have a need for senior project executives, the broad professional network of our leadership team often provides strong candidates to fill those needs. We also utilize internal and external recruiting specialists to help fill our open job positions. To support retention and motivation of our top talent, we provide competitive compensation, which may include performance incentives.
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
Available Information
Our investor website address is http://investors.tutorperini.com. In the “Financial Reports” portion of our investor website, under the subsection “SEC Filings,” you may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. These reports, and any amendments to them, are made available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (“SEC”). The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of this Form 10-K or our other filings with the SEC.
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
We are involved in various lawsuits, including the legal proceedings described under Note 8 of the Notes to Consolidated Financial Statements. Litigation is inherently uncertain, and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates, which are inherently subject to risks and uncertainties, regarding potential outcomes of legal proceedings in order to determine an appropriate contingent liability and charge to income. Any adverse legal proceeding outcome or settlement that is materially different from our expectations and estimates could have a material adverse effect on our financial condition, results of operations and cash flows. This may include requiring us to record an expense or reduce revenue that we previously recorded based on our expectations or estimates, requiring us to pay damages or reducing cash collections that we had expected to receive. For example, in October 2024, we received an unexpected adverse arbitration decision on a legacy dispute related to a completed Civil segment bridge project in California that resulted in a non-cash charge of $101.6 million, which we are appealing. In addition, any future adverse judgments could harm our reputation and negatively impact our ability to win future projects.
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
If we are unable to accurately estimate contract risks; revenue or costs; economic factors such as inflation and tariffs; the timing of new awards; or the pace of project execution we may incur a loss or achieve lower than anticipated profit.
Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change substantially throughout the project lifecycle, which has previously resulted, and in the future could result, in a material impact to our consolidated financial statements. In addition, cost overruns, including unanticipated cost increases on fixed price contracts and guaranteed maximum price contracts, have previously resulted, and in the future may result, in lower profits or losses. Economic factors, including inflation and tariffs, have also previously subjected us, and could in the future subject us, to higher costs, which we may not be able to fully recover in future projects that we are bidding, and may also decrease profit on our existing contracts, in particular with respect to our fixed price, unit price and guaranteed maximum price contracts. Changes in laws, policies or regulations, including tariffs and taxes, such as the recently announced Trump administration tariffs, have previously impacted, and in the future could impact, the prices for materials or equipment. Further, our results of operations have historically fluctuated, and may continue to fluctuate, quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.

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
In preparing our financial statements, we are required under generally accepted accounting principles in the United States (“GAAP”) to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring significant estimates or assumptions by our management include, but are not limited to:
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
Our actual business and financial results could differ from our estimates of such results. These differences, including those which have resulted, and in the future could result, from unfavorable litigation or arbitration outcomes and settlements in which we agree to accept less than previously estimated amounts, have had and could continue to have a material adverse impact on our financial condition and reported results of operations. Our past decisions to prioritize efforts to seek faster resolution of certain disputed matters and convert related balances to cash more quickly has resulted, and may in the future result, in other situations where amounts that we collect are lower than estimated amounts, even in cases where our estimates have taken into account the recent shift in our operational priorities.
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
The execution of our business strategies also substantially depends on our ability to retain several key members of our management. Losing any of these individuals could adversely affect our business. The majority of these key individuals are not bound by employment agreements. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key individuals to whom we have provided share-based compensation. We have experienced changes in senior management in the past. Our long-time Chairman and CEO transitioned to the role of Executive Chairman, and we have a new CEO, both effective as of January 1, 2025. Changes in management, including as a result of succession or voluntary or involuntary termination, including as a result of retirement, death or disability, could adversely affect our business and financial results, particularly if we are not able to identify, engage, and retain qualified successors or if our business, customers, or employees do not respond positively to such changes.

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
For the year ended December 31, 2024, we derived $583.4 million, or 13%, of revenue from our work on projects located outside of the United States. Our international operations expose us to risks inherent in doing business in regions outside the United States, including political risks; risks of loss due to acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; economic and trade sanctions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenue and income from construction operations in key international markets.
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
As of December 31, 2024, our backlog of uncompleted construction work was approximately $18.7 billion. The revenue currently projected in our backlog may not be fully realized and, if realized, may not result in profits or may be less profitable than expected. The cancellation or reduction in scope of significant projects included in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.
Competition for new project awards is intense, and our failure to compete effectively could reduce our market share and profits.
New project awards are determined through either a competitive bid basis or on a negotiated basis. Projects may be awarded based solely upon price, but often take into account other factors, such as technical qualifications, proposed project team, schedule and past performance on similar projects. Within our industry, we compete with many international, regional and local construction firms. If we are unable to compete successfully in such markets, our relative market share and profits could be reduced. In addition, evolving changes in the construction industry, such as the trend toward an increased use of the progressive design-build project delivery method that may reduce project risks for both owners and contractors, could result in increased competition and potentially lower margins on certain projects in the future.
We are subject to risks related to government contracts and related procurement regulations.
Our contracts with U.S. federal, as well as state, local and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, most of these contracts provide for termination or renegotiation by the government at any time, without cause, which could have an adverse effect on our business and operations. The percentage of our business coming from government entities has continued to increase in recent years, and as of December 31, 2024 accounted for 85% of our backlog. As a result, the risks of adverse consequences related to government contracting and procurement are increasingly fundamental to our business.

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

We had $255.6 million of goodwill and indefinite-lived intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2024. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and involve highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material adverse impact on our consolidated financial statements. We have, in the past, recorded significant asset impairment charges and could have additional such charges in the future.
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
We currently have, and expect to continue to have, a substantial amount of indebtedness. As of December 31, 2024, our total debt was $534.1 million, with $24.1 million classified as current debt. A significant amount of debt under our credit agreement contains financial covenants, including one covenant to maintain a maximum First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement (as defined below)), which has required us to obtain two amendments, the First Amendment, dated as of October 31, 2022 and the Second Amendment, dated as of March 10, 2023, to the 2020 Credit Agreement in order to remain in compliance with this covenant. There is a risk that we may need to seek further amendments to this covenant or other covenants in the future should our operating results or financial condition differ materially from our projections. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in the agreements governing our indebtedness, an event of default could occur, causing the debt related to such agreements to become immediately due. If such acceleration occurs, we may not be able to repay such indebtedness as required. Since indebtedness under our credit agreement entered into on August 18, 2020 (as amended, the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets and a negative impact on our operations. In addition, a failure to meet the terms of our 2020 Credit Agreement could result in a reduction of future borrowing capacity or additional restrictions under the 2020 Credit Agreement that could negatively impact our liquidity and financial condition. A loss of liquidity could adversely impact our ability to execute projects in our backlog, obtain new projects, engage subcontractors, and attract and retain key employees. Furthermore, we had approximately $127.6 million of outstanding borrowings at December 31, 2024 with variable interest rates. Higher market interest rates could also negatively impact our liquidity and financial condition.
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

Risk Related to Our Stock Ownership
Our executive chairman could exert influence over the Company due to his position and significant ownership interest.
Our executive chairman, Ronald N. Tutor, and three trusts he controls (the “Tutor Group”) own approximately 14% of the outstanding shares of our common stock as of December 31, 2024. Additionally, one of our current directors was appointed by Mr. Tutor pursuant to Mr. Tutor’s right to nominate one member to our Board of Directors, so long as the Tutor Group owns at least 11.25% of the outstanding shares of our common stock. Accordingly, Mr. Tutor could exert influence over the outcome of a range of corporate matters, including the election of directors and the approval or rejection of other extraordinary transactions, such as a takeover attempt or sale of the Company or its assets.
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
Our IT and cybersecurity programs are managed by our CIO, who reports to the President (who also became the Chief Executive Officer effective January 1, 2025). Our CIO has over 30 years of experience in managing IT and cybersecurity. We also have a dedicated Chief Information Security Officer (“CISO”), who reports to the CIO and has overall responsibility for establishing our enterprise-wide cybersecurity strategy, standards, architecture, processes and procedures, and policies. Our CISO has over 25 years of experience in IT and cybersecurity. The Company has adopted incident response plan procedures for assessing and escalating cybersecurity incidents to various response teams that include the CISO, the CIO and other senior management, as necessary.
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
ITEM 2. PROPERTIES
We have office facilities and equipment yards in the following locations, which we believe are suitable and adequate for our current needs:

Offices	Owned or Leased by Tutor Perini	Business Segment(s)
Los Angeles (Sylmar), CA	Owned & Leased	Corporate, Civil & Specialty Contractors
Barrigada, Guam	Owned	Civil
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Fort Lauderdale, FL	Leased	Building & Specialty Contractors
Framingham, MA	Owned	Building
Gulfport, MS	Owned	Building
Henderson, NV	Owned	Building & Specialty Contractors
Houston, TX	Owned	Specialty Contractors
Jessup, MD	Owned	Civil
Menlo Park, CA	Leased	Building
Mount Vernon, NY	Leased	Specialty Contractors
New Rochelle, NY	Owned	Civil
Ozone Park, NY	Owned	Specialty Contractors

Equipment Yards	Owned or Leased by Tutor Perini	Business Segment(s)
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Hilbert, WI	Owned	Civil
Palmdale, CA	Owned	Civil
Rosemount, MN	Owned	Civil
Stockton, CA	Owned	Building
Waukesha, WI	Owned	Civil
ITEM 3. LEGAL PROCEEDINGS
Legal proceedings are discussed in Note 8 of the Notes to Consolidated Financial Statements and are incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. Accordingly, we provide information regarding mine safety violations and other mining regulation matters in Exhibit 95 to this Annual Report on Form 10-K.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “TPC.”
Holders
At February 20, 2025, there were 275 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners.
Dividends and Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2024. We have not historically paid dividends on our common stock and have no immediate plans to do so.
Issuance of Unregistered Securities
None.
Issuances Under Equity Compensation Plans
Our equity compensation plan information required by this item are incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.
Performance Graph
The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index. We selected the Dow Jones U.S. Heavy Construction Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2019 in each of our common stock, the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Tutor Perini Corp
NYSE Composite Index
Dow Jones U.S. Heavy Construction Index
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
2019
2020
2021
2022
2023
2024

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
Comparison of 2023 to 2022 Results
For a discussion comparing our 2023 results to our 2022 results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.
Executive Overview
Operating Results
Consolidated revenue for 2024 was $4.3 billion, up 12% compared to $3.9 billion for 2023. The increase was primarily driven by significant growth in the Building and Civil segments, as the Company has been successful in pursuing and winning new work and has experienced increased project execution activities on several of the newer projects. The increase was partially offset by reduced project execution activities in the Specialty Contractors segment due to several projects that have completed or are nearing completion. The increase in 2024 was also due to the absence of certain prior-year net unfavorable adjustments, as discussed in more detail below and in Results of Segment Operations. The 2024 period was also adversely impacted by certain current-year net unfavorable adjustments, also discussed in more detail below and in Results of Segment Operations.

Loss from construction operations for 2024 was $103.8 million compared to $114.6 million for 2023. The reduced loss from construction operations in 2024 was primarily due to contributions related to an overall net increase in project execution activities that totaled $93.2 million. The improvement was also driven by 1) various changes in estimates for project charges, net of positive impacts from improved productivity and efficiencies on certain projects, which had an aggregate net unfavorable impact of $36.4 million in 2024 compared to $117.2 million in 2023, partially offset by 2) certain legal judgments or decisions that had net unfavorable impacts totaling $167.7 million in 2024 compared to $122.2 million in 2023; 3) various settlements that had a net unfavorable impact of $45.8 million in 2024 compared to a net favorable impact of $8.4 million in 2023; and 4) temporary aggregate negative project adjustments of $97.2 million in 2024 compared to $79.2 million in 2023 due to both the successful negotiation of significant lower margin (and lower risk) change orders and increases in unapproved work on various projects, the temporary impacts to earnings of which are expected to reverse themselves over the remaining lives of the projects.
Legal judgments or decisions during 2024 resulted in net unfavorable impacts of $167.7 million, including $101.6 million pertaining to an unexpected adverse arbitration decision on a legacy dispute related to a completed Civil segment bridge project in California, which the Company is appealing; $17.7 million due to an unfavorable judgment on a completed Specialty Contractors segment mass-transit project in California; and $17.4 million due to an unfavorable legal ruling on a completed Civil segment highway project in Virginia.
Legal judgments or decisions during 2023 resulted in net unfavorable impacts of $122.2 million, including an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash charge of $83.6 million, of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment, and a $24.7 million non-cash charge that resulted from an adverse court ruling on a Specialty Contractors segment educational facilities project in New York.
Settlements during 2024 had a net unfavorable impact of $45.8 million, which included an unfavorable adjustment of $20.0 million associated with the settlement of a legacy dispute related to a completed Building segment government facility project in Florida and the net unfavorable impact of various other settlements that were individually immaterial. The impact of these unfavorable adjustments was partially offset by a favorable adjustment of $18.4 million due to a settlement of a claim associated with a completed Civil segment highway tunneling project in the western United States.
Settlements during 2023 had a net favorable impact of $8.4 million, which included favorable adjustments totaling $58.1 million resulting from the settlement of change orders and changes in estimates due to improved performance on a Civil segment project on the West Coast. This favorable impact was mostly offset by the net unfavorable impacts from other settlements including the net unfavorable impact of $14.4 million from a settlement that affected multiple components of a Civil segment mass-transit project in California. This settlement included the resolution of certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million on the other component of the project that has substantial scope of work remaining. The net unfavorable impact in 2023 from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project. Other settlements in 2023 included a $13.1 million unfavorable non-cash impact (split evenly between the Civil and Building segments) related to a completed transportation project in the Northeast and the net unfavorable impact of various other settlements that were individually immaterial.
Temporary aggregate negative project adjustments referred to above for 2024 of $97.2 million included a temporary non-cash impact of $31.8 million in the fourth quarter for a Civil segment project on the West Coast, which primarily resulted from significant changes that have been negotiated, or are being negotiated, that carry lower margin (and lower risk) that reduced the project’s percentage of completion and overall margin percentage. The remaining amount of temporary negative project adjustments reflected individually immaterial non-cash adjustments due to the successful negotiation of significant lower margin (and lower risk) change orders and growth of unapproved change orders. The temporary impact to earnings resulting from these adjustments is expected to reverse itself over the remaining life of the project.
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

Other significant project charges during 2024 had a net unfavorable impact of $36.4 million, as discussed above, which consisted of the negative impact from changes in estimates on various projects, mostly offset by positive impacts from improved productivity and efficiencies on certain projects. Other significant project charges during 2024 included unfavorable adjustments of $25.9 million on a Building segment government building project in Florida that is now nearing completion, primarily due to increased costs associated with external subcontractors and resolution of certain delay change orders, $15.1 million due to changes in estimates on an otherwise profitable Civil segment mass-transit project in California that is nearly complete, and the net favorable impact of changes in estimates on various other projects that were individually immaterial. All of these project charges and changes in estimates were due to changes in facts and circumstances that were identified in 2024.
Other significant project charges during 2023 had a net unfavorable impact of $117.2 million, and included $62.2 million of unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of a completed transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations; an unfavorable adjustment of $16.9 million on a Specialty Contractors segment multi-unit residential project in New York due to changes in estimates resulting from incremental costs to complete the project and ongoing negotiations on unapproved change orders; a $14.9 million unfavorable adjustment due to changes in estimates due to recent negotiations and incremental cost incurred during project closeout (split evenly between the Civil and Building segments) on the same completed transportation project in the Northeast discussed above; a $14.6 million unfavorable adjustment on a Building segment government building project in Florida primarily due to increased costs associated with an external subcontractor; and the net unfavorable impact of changes in estimates on various other projects that were individually immaterial. All of these project charges and changes in estimates were due to changes in facts and circumstances that were identified in 2023.
Furthermore, loss from construction operations for the year ended December 31, 2024 was negatively impacted by share-based compensation expense of $40.4 million compared to share-based compensation expense of $12.3 million in 2023. The increase in share-based compensation expense in 2024 was primarily due to a substantial increase in the Company’s stock price throughout the year, which impacted the fair value of liability-classified awards. These liability-classified awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings. These types of awards were issued in past years as a short-term solution to deal with a depleted share pool under the Tutor Perini Corporation Omnibus Incentive Plan and a low stock price.
The effective income tax rate for 2024 was 29.3% compared to 30.1% for 2023. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Diluted loss per common share for 2024 was $3.13 compared to $3.30 for 2023. The change in 2024 was primarily due to the factors discussed above that led to the change in loss from construction operations.
The Company generated record cash flow from operations of $503.5 million in 2024 as a result of significant progress made in the resolution of various disputed matters, including those discussed above, and cash generation related to project execution activities for new and existing projects. The Company utilized some of its cash flow from operations for repayments of its outstanding Term Loan B debt, which was paid down by $245.3 million in 2024. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
Consolidated new awards in 2024 were $12.8 billion compared to $6.1 billion in 2023. The Civil and Building segments were the primary contributors to the new award activity in 2024. Significant new awards and contract adjustments in 2024 included the $3.76 billion Manhattan Jail project in New York; the $1.66 billion City Center Guideway and Stations project in Hawaii; a $1.4 billion healthcare campus project in California; the $1.13 billion Newark AirTrain Replacement project in New Jersey; the $1.1 billion Kensico-Eastview Connection Tunnel project in New York; $479 million of additional funding for certain mass-transit projects in California; $449 million for two healthcare facility projects in California; $331 million for the Apra Harbor Waterfront Repairs project in Guam; a $229 million airport terminal connectors project at Fort Lauderdale-Hollywood International Airport in Florida; and the Company’s proportionate share of the $1.3 billion Connecticut River Bridge Replacement project in Connecticut.
Consolidated backlog as of December 31, 2024 was $18.7 billion, up 84% compared to $10.2 billion as of December 31, 2023, and set a new all-time record that far exceeded the previous record backlog of $14.0 billion reported for the third quarter of 2024. Backlog as of December 31, 2024 for all three segments also set new all-time records. As of December 31, 2024, the mix of backlog by segment was 47% for Civil, 38% for Building and 15% for Specialty Contractors, compared to 42% for Civil, 41% for Building and 17% for Specialty Contractors at the end of 2023.

Most projects in the Civil segment’s backlog typically convert to revenue over a period of three to five years and in the Building and Specialty Contractors segments over a period of one to three years. We estimate that approximately $4.5 billion, or approximately 24%, of our backlog as of December 31, 2024 will be recognized as revenue in 2025.
The following table presents the changes in backlog in 2024:

(in millions)	Backlog at December 31, 2023	New Awards in 2024(a)	Revenue Recognized in 2024	Backlog at December 31, 2024(b)
Civil	$4,240.6	$6,713.9	$(2,118.9)	$8,835.6
Building	4,177.5	4,467.0	(1,617.6)	7,026.9
Specialty Contractors	1,740.3	1,661.5	(590.4)	2,811.4
Total	$10,158.4	$12,842.4	$(4,326.9)	$18,673.9
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
The outlook for the Company’s revenue growth over the next several years is highly favorable, particularly due to strong new award bookings in 2024, as well as other significant new awards that have been and could be booked in 2025. For example, the Company announced in the first quarter of 2025 the award of the $1.18 billion Manhattan Tunnel project in New York and $232 million for several owner-authorized scope options on the Apra Harbor Waterfront Repairs project in Guam. The Company plans to bid various other large new projects in 2025, including the multi-billion-dollar Midtown Bus Terminal Replacement project in New York that is expected to bid in March 2025. Many of the Company’s newer projects are design-build projects that have an initial design phase over the first six to eighteen months during which smaller revenue and earnings are generated prior to the start of a multi-year construction phase that generates substantially larger revenue and earnings. Revenue growth could be impacted by unanticipated project delays or the timing of project bids, awards, commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new project awards resulting from long-term, well-funded capital spending plans by state, local and federal customers, as well as limited competition for many of the larger project opportunities.
Nationally, support for transportation-related ballot measures has remained high over the last decade. Since 2014, voters in 43 states approved 84 percent of nearly 3,000 state and local measures on general election ballots. The largest of these was in Los Angeles County, where in 2016 Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. Funding from this measure is supporting, and is expected to continue to support, several of the Company’s current and prospective projects. More recently, in the November 2024 elections, voters approved 77 percent of 370 transportation funding measures on state and local ballots throughout the country. These measures are expected to generate an estimated $41.4 billion in new and renewed funding for roads, bridges, rail and other infrastructure. For the first time in four years, interest rates were lowered in September 2024, and some economists expect further rate reductions in 2025, though the actual timing and extent of any future rate reductions remains uncertain. Lower interest rates could support additional demand for continued infrastructure spending. In contrast, should interest rates rise, they could reach levels that may negatively impact demand, especially for certain types of Building segment projects that have already been experiencing such impacts, such as commercial offices and tenant improvement projects, which tend to be more economically sensitive than projects handled by our Civil segment.
The Bipartisan Infrastructure Law provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The Bipartisan Infrastructure Law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the 10 years from its enactment through 2031, and much of it is allocated for investment in end markets that are directly aligned with the Company’s market focus. Accordingly, the Company believes that this significant level of sustained, incremental funding has benefited, and will continue to favorably impact, the Company’s current work and prospective opportunities over the next decade.

For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below:
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Year Ended December 31,
(in millions)	2024	2023
Revenue	$2,118.9	$1,883.9
Income from construction operations	138.3	198.6
Revenue for 2024 increased 12% compared to 2023, primarily due to a net increase in project execution activities driven by certain large mass-transit projects in California and Hawaii, two airport projects in the Northern Mariana Islands, and the tunneling component of an energy project in British Columbia, partially offset by reduced project execution activities on a mass-transit project in the Midwest that is nearing completion. The increase was also partially offset by an unfavorable adjustment related to an unexpected adverse arbitration decision on a legacy dispute related to a completed bridge project in California, which the Company is appealing.
Income from construction operations for 2024 decreased $60.3 million compared to 2023. The decrease was primarily due to unfavorable adjustments in 2024, including $101.6 million in the third quarter pertaining to the aforementioned unexpected adverse arbitration decision on a legacy dispute related to a completed bridge project in California, which the Company is appealing; a temporary non-cash impact of $31.8 million in the fourth quarter for a project on the West Coast, which primarily resulted from significant changes that have been negotiated, or are being negotiated, that carry lower margin (and lower risk) that reduced the project’s percentage of completion and overall margin percentage; $17.4 million due to an unfavorable legal ruling on a completed highway project in Virginia; and $15.1 million due to changes in estimates on an otherwise profitable mass-transit project in California that is nearly complete. The decrease was partially offset by contributions related to the net increase in project execution activities discussed above that totaled $70.4 million, as well as a favorable adjustment in 2024 of $18.4 million due to a settlement of a claim associated with a completed highway tunneling project in the western United States.
The decrease in income from construction operations was also partially offset by a net favorable impact of $9.6 million due to the absence of the following prior-year adjustments: 1) a net unfavorable adjustment of $14.4 million due to the aforementioned settlement that affected multiple components of a mass-transit project in California; 2) an unfavorable adjustment of $14.2 million due to changes in estimates on the Civil segment’s portion of a completed transportation project in the Northeast primarily related to the settlement of certain change orders, changes in estimates associated with recent negotiations and incremental cost incurred during project closeout; and 3) net favorable adjustments totaling $19.0 million for a project on the West Coast.
Operating margin was 6.5% for 2024 compared to 10.5% in 2023. The decrease in operating margin for 2024 was primarily due to the aforementioned unfavorable adjustment of $101.6 million related to the unexpected adverse arbitration decision on a legacy dispute related to a completed bridge project in California.
New awards in the Civil segment totaled $6.7 billion in 2024 compared to $1.7 billion in 2023. Significant new awards and contract adjustments in 2024 included the $1.66 billion City Center Guideway and Stations project in Hawaii; the $1.13 billion Newark AirTrain Replacement project in New Jersey; the $1.1 billion Kensico-Eastview Connection Tunnel project in New York; the Civil segment’s share of both the $3.76 billion Manhattan Jail project and the $2.95 billion Brooklyn Jail project, both in New York; $479 million of additional funding for certain mass-transit projects in California; $331 million for the Apra Harbor Waterfront Repairs project in Guam; and the Company’s proportionate share of the $1.3 billion Connecticut River Bridge Replacement project in Connecticut.
New awards and contract adjustments in 2023 included $788 million of additional funding for certain mass-transit projects in California; a $222 million military facilities project at Tinian International Airport in the Commonwealth of the Northern Mariana Islands; and $127 million of additional funding for a mass-transit project in Minnesota.

Backlog for the Civil segment was $8.8 billion as of December 31, 2024, up 108% compared to $4.2 billion as of December 31, 2023, and set a new all-time record for the segment. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures, the Bipartisan Infrastructure Law, and by public agencies’ long-term spending plans. We believe that the Civil segment is well-positioned to capture its share of these prospective projects.
Building Segment
Revenue and loss from construction operations for the Building segment are summarized as follows:

	Year Ended December 31,
(in millions)	2024	2023
Revenue	$1,617.6	$1,302.5
Loss from construction operations	(24.1)	(91.2)
Revenue for 2024 increased 24% compared to 2023, with the growth driven by increased project execution activities on various healthcare and educational facility projects in California and a detention facility project in New York with substantial scope of work remaining, as well as the absence of a prior-year unfavorable adjustment related to an adverse legal ruling on a completed mixed-use project in New York.
Loss from construction operations for 2024 was $24.1 million compared to a loss of $91.2 million for 2023. The significant improvement was principally due to the absence of prior-year unfavorable adjustments, including the aforementioned prior-year unfavorable adjustment related to the adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash charge of $83.6 million, of which $72.2 million impacted the Building segment, a $14.6 million unfavorable adjustment on a government building project in Florida primarily due to increased costs associated with an external subcontractor, and a $14.2 million unfavorable adjustment due to changes in estimates on the Building segment’s portion of the aforementioned completed transportation project in the Northeast. The improvement was also due to contributions related to the increased project execution activities discussed above that totaled $26.6 million, partially offset by the impact of unfavorable adjustments in 2024 of $25.9 million on the government building project in Florida mentioned above, which is now nearing completion, primarily due to increased costs associated with external subcontractors and resolution of certain delay change orders, and $20.0 million associated with the settlement of a legacy dispute related to a completed government facility project in Florida.
Operating margin was (1.5)% in 2024 compared to (7.0)% in 2023. The increase in operating margin was driven by the factors mentioned above that drove the improved revenue and loss from construction operations.
New awards in the Building segment totaled $4.5 billion in 2024 compared to $3.3 billion in 2023. Significant new awards and contract adjustments in 2024 included the Building segment’s portion of the $3.76 billion Manhattan Jail project in New York (which includes a substantial amount of electrical and mechanical scope of work that is expected to be performed by the Specialty Contractors segment); a $1.4 billion healthcare campus project in California; $449 million for two healthcare facility projects in California; and a $229 million airport terminal connectors project at Fort Lauderdale-Hollywood International Airport in Florida.
Certain Building segment end markets, such as healthcare, education, industrial/manufacturing, and hospitality and gaming, continue to show strong demand for new and renovated facilities. However, the proliferation of remote and hybrid work settings at many companies, along with continued elevated interest rates, could continue to result in delayed or canceled Building segment project opportunities, particularly in the corporate office end market.
New awards and contract adjustments in 2023 included the $2.95 billion Brooklyn Jail project in New York (which includes more than $630 million of electrical and mechanical subcontract work to be performed by the Specialty Contractors segment) and $287 million of additional funding for two large healthcare projects in California.
Backlog for the Building segment was $7.0 billion as of December 31, 2024, up 68% compared to $4.2 billion as of December 31, 2023, and set a new all-time record for the segment, with the increase largely driven by the award of the Manhattan Jail project mentioned above. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations. In addition, there are various healthcare and education projects underway in California that are in the preconstruction phase, with only a small amount of current backlog recorded for them. Some of these projects are soon expected to advance into the construction phase, and we anticipate that we will book significant additional backlog for these projects as a result.

Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Year Ended December 31,
(in millions)	2024	2023
Revenue	$590.4	$693.8
Loss from construction operations	(103.3)	(144.8)
Revenue for 2024 decreased 15% compared to 2023, principally due to reduced project execution activities on various electrical and mechanical projects in New York and Florida and an industrial facility project in Arizona, all of which are completed or nearing completion. The decrease was partially offset by the absence of certain prior-year unfavorable adjustments described in the paragraph below.
Loss from construction operations for 2024 was $103.3 million compared to a loss of $144.8 million for 2023. The improvement was primarily due to the absence of certain prior-year unfavorable adjustments, including $62.2 million of unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of a completed transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations; a non-cash charge of $24.7 million on an educational facilities project in New York that resulted from an adverse court ruling; an unfavorable adjustment of $16.9 million on a multi-unit residential project in New York due to changes in estimates resulting from incremental costs to complete the project and ongoing negotiations on unapproved change orders; and an adverse legal ruling on a completed mixed-use project in New York that resulted in a non-cash charge of $83.6 million, of which $11.4 million impacted the Specialty Contractors segment. The improvement was partially offset by certain 2024 unfavorable adjustments on several completed projects due to the impact of judgments and settlements totaling $57.2 million, including $17.7 million due to an unfavorable judgment on a completed mass-transit project in California and certain other adjustments that were individually immaterial. The improvement was also offset by the reduced project execution activities discussed above.
Operating margin was (17.5)% in 2024 compared to (20.9)% in 2023. The change in operating margin was mainly attributable to the aforementioned factors that drove the lower loss from construction operations in 2024.
New awards in the Specialty Contractors segment totaled $1.7 billion in 2024 compared to $1.1 billion in 2023. The most significant new awards and contract adjustments in 2024 included the Specialty Contractors segment’s electrical and mechanical scope of work booked as part of the Manhattan Jail project discussed above, two electrical projects in New York collectively valued at $195 million and a $64 million electrical project in Connecticut.
New awards in 2023 included more than $630 million of electrical and mechanical subcontract work to be performed on the Brooklyn Jail project in New York; a $67 million communications systems integration project in New York; and the Central District Wastewater Treatment Plant electrical project in Florida, valued at more than $40 million.
Backlog for the Specialty Contractors segment was $2.8 billion as of December 31, 2024, up 62% compared to $1.7 billion as of December 31, 2023, and set a new all-time record for the segment. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. We believe that the segment remains well-positioned to capture its share of new projects, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $110.2 million in 2024 compared to $75.2 million in 2023. The increase in corporate general and administrative expenses in 2024 compared to 2023 was primarily due to higher compensation-related expenses, mainly attributable to higher share-based compensation expense. The increase in share-based compensation expense was primarily due to a substantial increase in the Company’s stock price during the 2024 period, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings.

Other Income, Net, Interest Expense and Income Tax Benefit

	Year Ended December 31,
(in millions)	2024	2023
Other income, net	$19.9	$17.2
Interest expense	(89.1)	(85.2)
Income tax benefit	50.7	55.0
Other income, net increased by $2.7 million in 2024 compared to 2023 primarily due to an increase in interest income associated with a larger amount of cash on hand in 2024 compared to the prior year.
Interest expense increased $3.9 million in 2024 compared to 2023. The Company expects interest expense to decrease in 2025 and beyond as a result of the paydown of $245.3 million of the outstanding Term Loan B during 2024, as well as the repayment of the remaining $121.9 million Term Loan B balance in the first quarter of 2025, as discussed further in Liquidity and Capital Resources. Interest expense on the Term Loan B amounted to $36.9 million and $41.9 million for 2024 and 2023, respectively.
The effective income tax rate was 29.3% for 2024 compared to 30.1% for 2023. The items that caused a lower effective tax rate in 2024 as compared to 2023 were primarily non-deductible compensation expenses and an increase in the valuation allowance, offset by higher state income taxes. For a further discussion of income taxes, refer to Note 5 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $170.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of December 31, 2024, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond, as discussed further in Debt below. We generated record cash flow from operations in 2024 which was greater than the previous record set in 2023, as discussed below in Cash and Working Capital. This represented the third consecutive year in which we generated record cash flows from operations. We expect strong operating cash flow to continue in 2025 based on projected cash collections, both from project execution activities and the resolution of outstanding claims and change orders. We utilized some of our record cash flow from operations in 2024 to repay a total of $245.3 million of our outstanding Term Loan B during 2024. During the first quarter of 2025, we voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B. In addition, we expect to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes.
Cash and Working Capital
Cash and cash equivalents were $455.1 million as of December 31, 2024 compared to $380.6 million as of December 31, 2023. Cash immediately available for general corporate purposes was $265.6 million and $145.1 million as of December 31, 2024 and 2023, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $149.1 million as of December 31, 2024 compared to $144.4 million as of December 31, 2023. Restricted cash and restricted investments at December 31, 2024 were primarily held to secure insurance-related contingent obligations and deposits.
During the year ended December 31, 2024, net cash provided by operating activities was $503.5 million, compared to $308.5 million in 2023, representing an increase of $195.1 million, or 63%. The operating cash flow for 2024 was the largest result for any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008, exceeding the previous records achieved in 2023 and 2022. The record operating cash flow in 2024 was primarily due to a decrease in costs and estimated earnings in excess of billings (“CIE”) largely associated with the resolution of various legacy disputed matters, an increase in accounts payable resulting from the timing of payments to subcontractors and vendors, and an increase in billings in excess of costs and estimated earnings (“BIE”) primarily due to advanced payments on newer projects for mobilization and other initial project costs, partially offset by cash utilized by earnings sources. During the year ended December 31, 2023, net cash provided by operating activities was $308.5 million primarily due to a decrease in investments in project working capital partially offset by cash utilized by earnings sources. The decrease in investments in project working capital was primarily due to improved collection activity, as reflected by a decrease in CIE and accounts receivable, and an increase in BIE.
As noted above, cash flow from operating activities increased $195.1 million when comparing 2024 with 2023. The increase was primarily driven by a larger decrease in investments in working capital and a lower use of cash from earnings sources in

2024 compared to the prior year. Both periods benefited from strong cash collections related to project execution activities on newer and ongoing projects, as well as significant cash collections associated with the resolution of previously disputed matters.
Net cash used in investing activities during 2024 was $40.7 million, which was primarily due to the acquisition of property and equipment (i.e., capital expenditures) totaling $37.4 million and net cash used in investment transactions of $8.0 million, partially offset by proceeds from the sale of property and equipment of $4.8 million. Net cash used in investing activities during 2023 was $78.2 million, which was primarily due to the acquisition of property and equipment totaling $53.0 million and net cash used in investment transactions of $35.4 million, partially offset by proceeds from the sale of property and equipment of $10.1 million.
Net cash used in financing activities during 2024 was $393.3 million, which was primarily driven by a $354.6 million net repayment of debt (including the 2024 Senior Notes issuance of $400 million and the 2017 Senior Notes redemption of $500 million, as well as additional principal prepayments on the Term Loan B, all of which are discussed below in Debt), $25.1 million of payments for debt issuance costs related to debt transactions during the year and $23.3 million of cash distributions to noncontrolling interests, partially offset by $15.2 million of cash contributions from noncontrolling interests. Net cash used in financing activities during 2023 was $109.4 million, which was primarily driven by net repayment of borrowings of $61.7 million and $46.5 million of cash distributions to noncontrolling interests, partially offset by $2.0 million of cash contributions from noncontrolling interests.
As of December 31, 2024, we had working capital of $1.0 billion, a ratio of current assets to current liabilities of 1.41 and a ratio of debt to equity of 0.46 compared to working capital of $1.4 billion, a ratio of current assets to current liabilities of 1.66 and a ratio of debt to equity of 0.70 at December 31, 2023.
Debt
Summarized below are the key terms of our debt as of December 31, 2024. For additional information, refer to Note 7 of the Notes to Consolidated Financial Statements, as applicable.
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
As of December 31, 2024, the Revolver had unused available borrowing capacity of $170.0 million, and the outstanding balance of the Term Loan B and the 2024 Senior Notes were $121.9 million and $400.0 million, respectively.
The 2020 Credit Agreement requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). At December 31, 2023, current maturities of long-term debt in the accompanying Consolidated Balance Sheets included $91.0 million of principal on the Term Loan B relating to the mandatory prepayment provision of the 2020 Credit Agreement in respect of annual excess cash flow, which was due by the first week of April 2024 and paid in February 2024. In addition to the mandatory prepayment discussed above, the Company made voluntary, early prepayments totaling $150.0 million of the Term Loan B during 2024. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) (and the London Interbank Offered Rate (“LIBOR”) prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the year ended December 31, 2024 were approximately 10.0% and 11.8%, respectively. At December 31, 2024, the borrowing rates on the Term Loan B and the Revolver were 9.2% and 10.8%, respectively. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 7 of the Notes to Consolidated Financial Statements.

The table below presents our actual and required First Lien Net Leverage Ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
December 31, 2024
	Actual	Required
First Lien Net Leverage Ratio	(.56) to 1.00	< or = 2.25 : 1.00
As amended, the 2020 Credit Agreement requires, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 3.50:1.00, effective the fiscal quarter ended December 31, 2022 and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of December 31, 2024, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $19.3 million and $26.4 million at December 31, 2024 and 2023, respectively, with interest rates ranging from 2.54% to 7.32% with equal monthly installment payments over periods up to 5 years. The aggregate balance of mortgage loans was approximately $5.8 million and $8.4 million at December 31, 2024 and 2023, respectively, with interest rates of SOFR plus 2.00% and monthly installment payments over periods up to 10 years.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2024 include:
•Debt obligations of $556.1 million (of which $24.1 million are due in 2025) and interest payments of $221.1 million (of which $53.4 million are due in 2025) based on rates in effect as of December 31, 2024. See Note 7 of the Notes to Consolidated Financial Statements for further detail of our debt and the timing of expected future principal and interest payments.
•Operating lease obligations of $67.1 million (of which $11.0 million are due in 2025). See Note 9 of the Notes to Consolidated Financial Statements for further detail of our lease obligations and the timing of expected future payments.
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
During the fourth quarter of 2024, we conducted our annual goodwill impairment test and determined that goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its net book value by a significant amount. However, there is a risk of goodwill impairment if future events are less favorable than what we assumed or estimated in our impairment analysis.
The Company has considered relevant events and circumstances since the annual goodwill impairment test, including, but not limited to, an examination of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance by each reporting unit, other relevant entity-specific events, and trends in the stock prices of the Company and its peers. In considering the totality of qualitative factors known as of the reporting date, we determined that no triggering events occurred or circumstances changed since our October 1, 2024 annual test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated. These events and circumstances include, but are not limited to, changes in the overall financial performance of the Civil reporting unit and other quantitative and qualitative factors specific to the Civil reporting unit which indicate potential triggering events that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in interest rates. Borrowings under our 2020 Credit Agreement and certain other debt obligations have variable interest rates subject to interest rate risk. See Note 7 of the Notes to Consolidated Financial Statements for further discussion of our 2020 Credit Agreement. We had approximately $127.6 million and $373.5 million of borrowings with variable interest rates as of December 31, 2024 and 2023, respectively. If short-term floating interest rates on these borrowings were to change by 0.50% and our variable indebtedness were to remain unchanged, interest expense would increase or decrease by approximately $0.6 million for the next twelve months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act, as of December 31, 2024 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting — Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024.
Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Los Angeles, California
February 27, 2025

ITEM 9B. OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2024 under the sections entitled Board of Directors, Information About the Board of Directors, Corporate Governance and Executive Officers.
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
We have adopted insider trading policies and procedures, which govern the purchase, sale, and/or other dispositions of our securities by directors, officers and other covered persons and are designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2024 under the sections entitled Executive Officers, Compensation Discussion and Analysis, Executive Compensation, Pay Versus Performance, CEO Pay Ratio Disclosure and Director Compensation.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information for 2024
As of December 31, 2024, the Company’s share-based compensation plan had outstanding securities and securities available to be awarded as follows:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,305,349	$24.17	1,904,324
Equity compensation plans not approved by security holders	—	—	—
Total	1,305,349	$24.17	1,904,324
Additional information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2024 under the sections entitled Ownership of Common Stock by Directors, Executive Officers and Principal Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2024 under the sections entitled Information About the Board of Directors, Corporate Governance and Certain Relationships and Related Party Transactions.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2024 under the section entitled Fees Paid to Audit Firm.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Tutor Perini Corporation and Subsidiaries
(a) List of Documents Filed as a Part of This Report.
1.           Financial Statements:
Our Consolidated Balance Sheets as of December 31, 2024 and 2023 and our Consolidated Statements of Operations, Comprehensive Loss, Cash Flows, and Changes in Equity for each of the three years in the period ended December 31, 2024 and the Notes thereto, together with the Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) on those Consolidated Financial Statements are hereby filed as part of this Annual Report on Form 10-K, beginning on page F-1.
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

4.8	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
Exhibit 10.	Material Contracts

10.1
Credit Agreement, dated as of August 18, 2020, among Tutor Perini Corporation, BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 19, 2020).

10.2	First Amendment to Credit Agreement, dated as of October 31, 2022 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2022).
10.3	Second Amendment to Credit Agreement, dated as of March 10, 2023 (incorporated by reference to Exhibit 10.33 to Form 10-K filed on March 15, 2023).
10.4	Third Amendment to Credit Agreement, dated as of May 2, 2023 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 4, 2023).
10.5	Fourth Amendment to Credit Agreement, dated as of December 20, 2023 (incorporated by reference to Exhibit 10.5 to Form 10-K filed on February 28, 2024).
10.6	Fifth Amendment to Credit Agreement, dated as of April 15, 2024 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on April 25, 2024).
10.7	Commercial Lease Agreement, dated April 18, 2014, by and among Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 7, 2014).
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

10.12
Second Amendment to Fontana Property Lease Agreement, dated December 28, 2020, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on February 24, 2021).

10.13
Third Amendment to Commercial Lease Agreement, dated February 19, 2021, by and among Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.16 to Form 10-K filed on February 24, 2021).

10.14*	Tutor Perini Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2017).
10.15*	Tutor Perini Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 25, 2018).
10.16*	First Amendment to Tutor Perini Corporation Omnibus Incentive Plan (as amended on March 10, 2021) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2021).
10.17*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 4, 2022).
10.18*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on May 4, 2022).
10.19*	Form of Cash-Settled Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 4, 2022).
10.20*	Form of Cash-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on April 25, 2024).
10.21*
Amendment to Restricted Stock Unit Award Agreement, dated June 13, 2024, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 1, 2024).

10.22*
Amended and Restated Employment Agreement, effective as of June 1, 2021, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 30, 2021).

10.23*
Amended and Restated Employment Agreement, effective as of November 15, 2023, by and between Tutor Perini Corporation and Gary G. Smalley (incorporated by reference to Exhibit 10.28 to Form 10-K filed on February 28, 2024).

10.24*
Amended and Restated Employment Agreement, dated August 2, 2021, by and between Tutor Perini Corporation and Michael Smithson (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2022).

10.25*	Separation Agreement, dated July 25, 2024, by and between Tutor Perini Corporation and Michael F. Smithson (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 1, 2024).

10.26*	Letter Agreement, dated January 23, 2023, by and between Tutor Perini Corporation and Ghassan Ariqat (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2023).
10.27*	Letter Agreement, effective as of November 15, 2023, by and between Tutor Perini Corporation and Ryan J. Soroka (incorporated by reference to Exhibit 10.31 to Form 10-K filed on February 28, 2024).
10.28*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).
Exhibit 19.1	Insider Trading Policy.
Exhibit 19.2	Insider Trading Procedures.
Exhibit 21	Subsidiaries of Tutor Perini Corporation.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 24	Power of Attorney executed by members of the Company’s Board of Directors allowing certain individuals to sign the Company’s Form 10-K on their behalf.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 95	Mine Safety Disclosure.
Exhibit 97	Tutor Perini Corporation Officer Compensation Clawback Policy (incorporated by reference to Exhibit 97 to Form 10-K filed on February 28, 2024).
Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
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

Tutor Perini Corporation
(Registrant)

Date: February 27, 2025	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

● Principal Executive Officer and Director

/s/ Gary G. Smalley
Gary G. Smalley	Director, Chief Executive Officer and President	February 27, 2025

● Principal Financial Officer

/s/ Ryan J. Soroka
Ryan J. Soroka	Executive Vice President and Chief Financial Officer	February 27, 2025

● Principal Accounting Officer

/s/ Henry Dieu
Henry Dieu	Vice President and Chief Accounting Officer	February 27, 2025

● Other Directors

Peter Arkley	)
Jigisha Desai	)
Sidney J. Feltenstein	)
Robert C. Lieber	)
Dennis D. Oklak	)	/s/ Ryan J. Soroka
Raymond R. Oneglia	)	Ryan J. Soroka
Dale A. Reiss	)	Attorney in Fact
Shahrokh Shah	)
Ronald N. Tutor	)	Dated: February 27, 2025

TUTOR PERINI CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We selected a sample of construction contracts and performed the following:
–Compared the total estimated revenue (transaction price), including estimated variable consideration, to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
–We evaluated the reasonableness of the estimated variable consideration by 1) evaluating the information supporting management’s judgment as to the cause and contractual rights and 2) testing the accuracy of the identification of the underlying costs.
–Tested the accuracy and completeness of costs incurred to date.
–Evaluated the reasonableness of management’s estimates of total cost and profit at completion for selected contracts by:
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
February 27, 2025
We have served as the Company's auditor since 2002.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per common share amounts)	2024	2023	2022
REVENUE	$4,326,922	$3,880,227	$3,790,755
COST OF OPERATIONS	(4,129,884)	(3,739,603)	(3,761,143)
GROSS PROFIT	197,038	140,624	29,612
General and administrative expenses	(300,791)	(255,221)	(234,376)
LOSS FROM CONSTRUCTION OPERATIONS	(103,753)	(114,597)	(204,764)
Other income, net	19,878	17,200	6,732
Interest expense	(89,133)	(85,157)	(69,638)
LOSS BEFORE INCOME TAXES	(173,008)	(182,554)	(267,670)
Income tax benefit	50,669	54,957	75,098
NET LOSS	(122,339)	(127,597)	(192,572)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	41,382	43,558	17,437
NET LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(163,721)	$(171,155)	$(210,009)
BASIC LOSS PER COMMON SHARE	$(3.13)	$(3.30)	$(4.09)
DILUTED LOSS PER COMMON SHARE	$(3.13)	$(3.30)	$(4.09)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,322	51,845	51,324
DILUTED	52,322	51,845	51,324
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2024	2023	2022
NET LOSS	$(122,339)	$(127,597)	$(192,572)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	5,782	3,283	5,229
Foreign currency translation adjustments	(3,875)	835	(2,795)
Unrealized gain (loss) in fair value of investments	2,140	4,131	(8,108)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	4,047	8,249	(5,674)

COMPREHENSIVE LOSS	(118,292)	(119,348)	(198,246)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	39,630	44,557	15,165
COMPREHENSIVE LOSS ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$(157,922)	$(163,905)	$(213,411)
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share amounts)	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($131,738 and $173,118 related to VIEs)	$455,084	$380,564
Restricted cash	9,104	14,116
Restricted investments	139,986	130,287
Accounts receivable ($51,953 and $84,014 related to VIEs)	986,893	1,054,014
Retention receivable ($171,704 and $161,187 related to VIEs)	560,163	580,926
Costs and estimated earnings in excess of billings ($95,219 and $58,089 related to VIEs)	942,522	1,143,846
Other current assets ($24,954 and $26,725 related to VIEs)	192,915	217,601
Total current assets	3,286,667	3,521,354
PROPERTY AND EQUIPMENT:
Land	44,132	44,127
Building and improvements	138,799	132,639
Construction equipment	609,495	613,166
Other equipment	196,870	185,530
	989,296	975,462
Less accumulated depreciation	(566,308)	(534,171)
Total property and equipment, net ($19,876 and $35,135 related to VIEs)	422,988	441,291
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	66,069	68,305
DEFERRED INCOME TAXES	143,289	74,083
OTHER ASSETS	118,554	119,680
TOTAL ASSETS	$4,242,710	$4,429,856
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$24,113	$117,431
Accounts payable ($22,845 and $24,160 related to VIEs)	631,468	466,545
Retention payable ($19,744 and $22,841 related to VIEs)	240,971	223,138
Billings in excess of costs and estimated earnings ($326,561 and $439,759 related to VIEs)	1,216,623	1,103,530
Accrued expenses and other current liabilities ($16,391 and $18,206 related to VIEs)	219,525	214,309
Total current liabilities	2,332,700	2,124,953
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $21,977 and $11,000	510,025	782,314
DEFERRED INCOME TAXES	—	956
OTHER LONG-TERM LIABILITIES	241,379	237,722
TOTAL LIABILITIES	3,084,104	3,145,945
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Stockholders' equity:
Preferred stock – authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock – authorized 112,500,000 shares ($1 par value), issued and outstanding 52,485,719 and 52,025,497 shares	52,486	52,025
Additional paid-in capital	1,146,800	1,146,204
Retained (deficit) earnings	(30,575)	133,146
Accumulated other comprehensive loss	(33,988)	(39,787)
Total stockholders' equity	1,134,723	1,291,588
Noncontrolling interests	23,883	(7,677)
TOTAL EQUITY	1,158,606	1,283,911
TOTAL LIABILITIES AND EQUITY	$4,242,710	$4,429,856

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net loss	$(122,339)	$(127,597)	$(192,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	51,551	42,992	49,838
Amortization of intangible assets	2,236	2,237	14,526
Share-based compensation expense	40,356	12,259	9,065
Change in debt discounts and deferred debt issuance costs	14,068	5,458	3,697
Deferred income taxes	(78,008)	(64,820)	(79,449)
(Gain) loss on sale of property and equipment	116	(5,016)	145
Changes in other components of working capital	589,124	428,910	390,424
Other long-term liabilities	14,898	3,754	14,317
Other, net	(8,458)	10,294	(3,020)
NET CASH PROVIDED BY OPERATING ACTIVITIES	503,544	308,471	206,971

Cash Flows from Investing Activities:
Acquisition of property and equipment	(37,409)	(52,953)	(59,780)
Proceeds from sale of property and equipment	4,752	10,062	8,599
Investments in securities	(35,643)	(48,351)	(23,948)
Proceeds from maturities and sales of investments in securities	27,613	12,997	9,493
NET CASH USED IN INVESTING ACTIVITIES	(40,687)	(78,245)	(65,636)

Cash Flows from Financing Activities:
Proceeds from debt	787,135	712,324	693,757
Repayment of debt	(1,141,765)	(773,999)	(732,101)
Cash payments related to share-based compensation	(5,556)	(969)	(1,734)
Distributions paid to noncontrolling interests	(23,300)	(46,500)	(47,386)
Contributions from noncontrolling interests	15,230	2,000	8,688
Debt issuance, extinguishment and modification costs	(25,093)	(2,233)	(124)
NET CASH USED IN FINANCING ACTIVITIES	(393,349)	(109,377)	(78,900)

Net increase in cash, cash equivalents and restricted cash	69,508	120,849	62,435
Cash, cash equivalents and restricted cash at beginning of year	394,680	273,831	211,396
Cash, cash equivalents and restricted cash at end of year	$464,188	$394,680	$273,831
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance - December 31, 2021	$51,096	$1,133,150	$514,310	$(43,635)	$18,799	$1,673,720
Net income (loss)	—	—	(210,009)	—	17,437	(192,572)
Other comprehensive loss	—	—	—	(3,402)	(2,272)	(5,674)
Share-based compensation	—	8,227	—	—	—	8,227
Issuance of common stock, net	425	(444)	—	—	—	(19)
Contributions from noncontrolling interests	—	—	—	—	5,688	5,688
Distributions to noncontrolling interests	—	—	—	—	(47,386)	(47,386)
Balance - December 31, 2022	$51,521	$1,140,933	$304,301	$(47,037)	$(7,734)	$1,441,984
Net income (loss)	—	—	(171,155)	—	43,558	(127,597)
Other comprehensive income	—	—	—	7,250	999	8,249
Share-based compensation	—	6,442	—	—	—	6,442
Issuance of common stock, net	504	(1,171)	—	—	—	(667)
Contributions from noncontrolling interests	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	(46,500)	(46,500)
Balance - December 31, 2023	$52,025	$1,146,204	$133,146	$(39,787)	$(7,677)	$1,283,911
Net income (loss)	—	—	(163,721)	—	41,382	(122,339)
Other comprehensive income (loss)	—	—	—	5,799	(1,752)	4,047
Share-based compensation	—	6,539	—	—	—	6,539
Issuance of common stock, net	461	(5,943)	—	—	—	(5,482)
Contributions from noncontrolling interests	—	—	—	—	15,230	15,230
Distributions to noncontrolling interests	—	—	—	—	(23,300)	(23,300)
Balance - December 31, 2024	$52,486	$1,146,800	$(30,575)	$(33,988)	$23,883	$1,158,606
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
(b) Principles of Consolidation
The consolidated financial statements include the accounts of Tutor Perini Corporation and its wholly owned subsidiaries (the “Company”). The Company occasionally forms joint ventures with outside parties for the execution of single contracts or projects. The Company assesses its joint ventures to determine if they meet the qualifications of a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation (“ASC 810”). If a joint venture is a VIE and the Company is the primary beneficiary, the joint venture is fully consolidated (see Note 13). If a joint venture is not a VIE, it may be consolidated under the voting interest method if the Company holds a controlling financial interest in the joint venture. The Company is considered to hold a controlling financial interest when it is able to exercise control over the joint venture’s operating and financial decisions. For construction joint ventures that do not need to be consolidated but qualify for the equity method of accounting, the Company accounts for its interest in the joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of the joint ventures’ assets, liabilities, revenue and cost of operations are included in the appropriate classifications in the Company’s consolidated financial statements. Intercompany balances and transactions have been eliminated.
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
(e) Retention Receivable and Payable
Retention receivable represents amounts invoiced to customers representing an unconditional right to cash where payments have been partially withheld pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retention agreements vary from project to project, and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion.
Retention payable represents amounts invoiced to the Company by subcontractors where payments have been partially withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. Generally, retention payable is not remitted to subcontractors until the associated retention receivable from customers is collected.
(f) Capitalized Contract Costs
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs are generally expensed to the associated contract over the period of anticipated use on the project. As of December 31, 2024 and 2023, capitalized contract costs amounted to $100.6 million and $117.9 million, respectively. During the years ended December 31, 2024, 2023 and 2022, $65.1 million, $56.9 million and $57.1 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
(g) Depreciation of Property and Equipment and Amortization of Long-Lived Intangible Assets
Property and equipment and long-lived intangible assets are generally depreciated or amortized on a straight-line basis over their estimated useful lives ranging from three to forty years.
(h) Recoverability of Long-Lived Assets
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(i) Recoverability of Goodwill
The Company tests goodwill for impairment annually as of October 1 for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. The Civil, Building and Specialty Contractors segments each represent a reporting unit, and the Civil reporting unit carried the remaining goodwill balance at December 31, 2024. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using a weighted average of an income and a market approach. These approaches utilize various valuation assumptions, and small changes to the assumptions could have a significant impact on the concluded fair value. The income approach is based on the estimated present value of future cash flows for each reporting unit carrying a goodwill balance. The market approach is based on assumptions about how market data relates to each reporting unit carrying a goodwill balance. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit carrying a goodwill balance. The annual quantitative assessment performed in the fourth quarter of 2024 resulted in an estimated fair value that exceeded the net book value of the Civil reporting unit; therefore, no impairment charge was necessary.
(j) Recoverability of Non-Amortizable Trade Names
Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using an income approach (relief from royalty method). The assessment performed in the fourth quarter of 2024 resulted in an estimated fair value for the non-amortizable trade names that exceeded their respective net book values; therefore, no impairment charge was necessary.
(k) Income Taxes
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
(l) Earnings Per Common Share
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

	Year Ended December 31,
(in thousands, except per common share data)	2024	2023	2022
Net loss attributable to Tutor Perini Corporation	$(163,721)	$(171,155)	$(210,009)

Weighted-average common shares outstanding, basic	52,322	51,845	51,324
Effect of dilutive RSUs and stock options	—	—	—
Weighted-average common shares outstanding, diluted	52,322	51,845	51,324

Net loss attributable to Tutor Perini Corporation per common share:
Basic	$(3.13)	$(3.30)	$(4.09)
Diluted	$(3.13)	$(3.30)	$(4.09)
Anti-dilutive securities not included above	1,443	2,982	3,163
For the years ended December 31, 2024, 2023 and 2022, all outstanding RSUs and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the periods.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(m) Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
(in thousands)	2024	2023
Cash and cash equivalents available for general corporate purposes	$265,647	$145,055
Joint venture cash and cash equivalents	189,437	235,509
Cash and cash equivalents	455,084	380,564
Restricted cash	9,104	14,116
Total cash, cash equivalents and restricted cash	$464,188	$394,680
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
(n) Investments
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
Management evaluated the unrealized losses in AFS debt securities as of December 31, 2024 and 2023 to determine the existence of credit losses considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. The results of this evaluation indicated that the unrealized losses on AFS debt securities are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of December 31, 2024 and 2023.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, the Company has not recognized any impairment losses in earnings for the years ended December 31, 2024 and 2023.
(o) Share-Based Compensation
The Company’s long-term incentive plans allow the Company to grant share-based compensation awards in a variety of forms, including RSUs, stock options, cash-settled performance stock units (“CPSUs”), cash-settled restricted stock awards (“CRSUs”), also known as deferred cash awards (“DCAs”), and unrestricted stock.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
CPSUs and CRSUs give the holder the right to exchange their stock units for cash based on the value of the Company’s common stock on the vesting date. CPSUs vest upon satisfaction of market or performance conditions and CRSUs vest subject to a service-based condition. CPSUs and CRSUs are classified as liability awards and are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings. The fair value of CRSUs and performance-based CPSUs is generally based on the closing price of the Company’s common stock on the NYSE at the measurement date. The fair value of the performance-based CPSUs is also adjusted for expected achievement of performance conditions. Since CPSUs and CRSUs are settled in cash and no shares are issued, these awards do not dilute equity.
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
(p) Insurance Liabilities
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
(q) Other Comprehensive Income (Loss)
ASC 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation, and the unrealized gain (loss) of investments as components of AOCI.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024			2023			2022
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$7,906	$(2,124)	$5,782	$4,477	$(1,194)	$3,283	$7,230	$(2,001)	$5,229
Foreign currency translation adjustment	(4,523)	648	(3,875)	961	(126)	835	(3,351)	556	(2,795)
Unrealized gain (loss) in fair value of investments	2,690	(550)	2,140	5,206	(1,075)	4,131	(10,219)	2,111	(8,108)
Total other comprehensive income (loss)	$6,073	$(2,026)	$4,047	$10,644	$(2,395)	$8,249	$(6,340)	$666	$(5,674)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1,752)	—	(1,752)	999	—	999	(2,272)	—	(2,272)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$7,825	$(2,026)	$5,799	$9,645	$(2,395)	$7,250	$(4,068)	$666	$(3,402)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and noncontrolling interests during the years ended December 31, 2024, 2023 and 2022 were as follows:

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2021	$(37,866)	$(5,787)	$18	$(43,635)
Other comprehensive income (loss) before reclassifications	3,370	(1,454)	(7,273)	(5,357)
Amounts reclassified from AOCI	1,859	—	96	1,955
Balance as of December 31, 2022	$(32,637)	$(7,241)	$(7,159)	$(47,037)
Other comprehensive income before reclassifications	2,036	348	3,528	5,912
Amounts reclassified from AOCI	1,247	—	91	1,338
Balance as of December 31, 2023	$(29,354)	$(6,893)	$(3,540)	$(39,787)
Other comprehensive income (loss) before reclassifications	4,566	(1,764)	1,680	4,482
Amounts reclassified from AOCI	1,216	—	101	1,317
Balance as of December 31, 2024	$(23,572)	$(8,657)	$(1,759)	$(33,988)

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2021	$—	$542	$—	$542
Other comprehensive loss	—	(1,341)	(931)	(2,272)
Balance as of December 31, 2022	$—	$(799)	$(931)	$(1,730)
Other comprehensive income	—	487	512	999
Balance as of December 31, 2023	$—	$(312)	$(419)	$(731)
Other comprehensive income (loss)	—	(2,111)	359	(1,752)
Balance as of December 31, 2024	$—	$(2,423)	$(60)	$(2,483)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statements of Operations during the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Component of AOCI:
Defined benefit pension plan adjustments(a)	$1,664	$1,700	$2,570
Income tax benefit(b)	(448)	(453)	(711)
Net of tax	$1,216	$1,247	$1,859

Unrealized loss in fair value of investment adjustments(a)	$128	$115	$121
Income tax benefit(b)	(27)	(24)	(25)
Net of tax	$101	$91	$96
___________________________________________________________________________________________________
(a)Amount included in other income, net on the Consolidated Statements of Operations.
(b)Amounts included in income tax benefit on the Consolidated Statements of Operations.
(r) Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of incremental segment information on an interim and annual basis. The Company adopted this ASU for the year ended December 31, 2024 and retrospectively applied its requirements to all prior periods presented in the consolidated financial statements. The adoption of ASU 2023-07 resulted in additional segment disclosures, but no impact on the Company’s financial position, results of operations or cash flows. Refer to Note 14, Business Segments, for additional details.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    Consolidated Statements of Cash Flows
Below are the changes in other components of working capital as shown in the Consolidated Statements of Cash Flows, as well as the supplemental disclosures of cash paid for interest and income taxes:

	Year Ended December 31,
(in thousands)	2024	2023	2022
(Increase) Decrease in:
Accounts receivable	$66,921	$116,310	$276,450
Retention receivable	22,201	5,666	(20,017)
Costs and estimated earnings in excess of billings	201,324	233,682	(20,760)
Other current assets	23,454	(37,460)	8,516
(Decrease) Increase in:
Accounts payable	164,923	(28,800)	(15,783)
Retention payable	17,833	(23,424)	(22,383)
Billings in excess of costs and estimated earnings	113,093	127,718	214,123
Accrued expenses and other current liabilities	(20,625)	35,218	(29,722)
Changes in other components of working capital	$589,124	$428,910	$390,424

Supplemental disclosures:
Interest paid	$73,674	$80,286	$64,764
Income taxes paid, net	$18,069	$828	$9,952
3.    Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$1,126,830	$1,079,629	$1,026,589
Military facilities	436,511	348,133	258,028
Bridges(a)	170,069	204,029	265,130
Commercial and industrial sites	133,797	118,880	70,708
Power and energy	129,848	70,658	46,770
Other	121,898	62,536	67,657
Total Civil segment revenue	$2,118,953	$1,883,865	$1,734,882

	Year Ended December 31,
(in thousands)	2024	2023	2022
Building segment revenue by end market:
Healthcare facilities	$590,845	$294,667	$178,997
Government	407,931	424,130	329,661
Education facilities	285,207	226,335	140,514
Mass transit (includes transportation projects)	218,396	188,335	132,836
Commercial and industrial facilities	22,143	77,118	251,849
Other(b)	93,015	91,954	208,714
Total Building segment revenue	$1,617,537	$1,302,539	$1,242,571

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$167,287	$119,760	$350,005
Commercial and industrial facilities	115,471	213,003	166,286
Multi-unit residential	84,978	114,516	112,944
Government	80,242	89,031	61,424
Healthcare facilities	64,292	57,292	23,001
Water	50,450	85,176	79,553
Other(b)	27,712	15,045	20,089
Total Specialty Contractors segment revenue	$590,432	$693,823	$813,302

	Year Ended December 31, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies(a)	$1,348,842	$867,638	$287,052	$2,503,532
Federal agencies	458,366	167,786	(4,122)	622,030
Private owners	311,745	582,113	307,502	1,201,360
Total revenue	$2,118,953	$1,617,537	$590,432	$4,326,922

	Year Ended December 31, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,250,740	$718,106	$316,473	$2,285,319
Federal agencies	400,782	187,199	(14,306)	573,675
Private owners(b)	232,343	397,234	391,656	1,021,233
Total revenue	$1,883,865	$1,302,539	$693,823	$3,880,227

	Year Ended December 31, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,273,639	$461,193	$332,176	$2,067,008
Federal agencies	313,791	168,307	22,705	504,803
Private owners	147,452	613,071	458,421	1,218,944
Total revenue	$1,734,882	$1,242,571	$813,302	$3,790,755
___________________________________________________________________________________________________
(a)The year ended December 31, 2024 includes the negative impact of a $101.6 million adjustment related to an adverse arbitration ruling on a completed Civil segment bridge project in California, of which $79.4 million was a reversal of previously recognized revenue. Refer to Note 14, Business Segments, for additional details.
(b)The year ended December 31, 2023 includes the negative impact of a non-cash charge of $83.6 million that resulted from an adverse legal ruling (of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment). Refer to Note 14, Business Segments, for additional details.
State and local agencies. The Company’s state and local government customers include state transportation departments, metropolitan authorities, cities, municipal agencies, school districts and public universities. Services provided to state and local customers are primarily pursuant to contracts awarded through competitive bidding processes. Construction services for state and local government customers have included mass-transit systems, tunnels, bridges, highways, judicial, correctional and detention facilities, schools and dormitories, healthcare facilities, convention centers, parking structures and other municipal buildings. The vast majority of the Company’s civil contracting and building construction services are provided in locations throughout the United States and its territories.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Private owners. The Company’s private owners (i.e., customers) include real estate developers, healthcare companies, technology companies, hospitality and gaming resort owners, Native American sovereign nations, public corporations and private universities. Services are provided to private customers through negotiated contract arrangements, as well as through competitive bids.
Most federal, state and local government contracts contain provisions that permit the termination of contracts, in whole or in part, for the convenience of government customers, among other reasons.

	Year Ended December 31, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price(a)	$1,791,858	$638,938	$479,173	$2,909,969
Guaranteed maximum price	715	810,697	6,688	818,100
Unit price	272,579	—	74,102	346,681
Cost plus fee and other	53,801	167,902	30,469	252,172
Total revenue	$2,118,953	$1,617,537	$590,432	$4,326,922

	Year Ended December 31, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,618,081	$532,950	$577,144	$2,728,175
Guaranteed maximum price(b)	(3,184)	532,538	783	530,137
Unit price	235,085	—	91,992	327,077
Cost plus fee and other	33,883	237,051	23,904	294,838
Total revenue	$1,883,865	$1,302,539	$693,823	$3,880,227

	Year Ended December 31, 2022
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,441,547	$349,318	$675,461	$2,466,326
Guaranteed maximum price	1,142	595,907	15,875	612,924
Unit price	274,293	33	85,574	359,900
Cost plus fee and other	17,900	297,313	36,392	351,605
Total revenue	$1,734,882	$1,242,571	$813,302	$3,790,755
____________________________________________________________________________________________________
(a)The year ended December 31, 2024 includes the negative impact of a $101.6 million adjustment related to an adverse arbitration ruling on a completed Civil segment bridge project in California, of which $79.4 million was a reversal of previously recognized revenue. Refer to Note 14, Business Segments, for additional details.
(b)The year ended December 31, 2023 includes the negative impact of a non-cash charge of $83.6 million that resulted from an adverse legal ruling (of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment). Refer to Note 14, Business Segments, for additional details.
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
Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the years ended December 31, 2024, 2023 and 2022 related to performance obligations satisfied (or partially satisfied) in prior periods by a net $275.8 million, $214.2 million and $292.3 million, respectively, for various projects, reflective of the net unfavorable impact of numerous legal judgments, settlements and other project charges. Refer to Note 14, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2024, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $7.3 billion, $4.6 billion and $2.0 billion for the Civil, Building and Specialty Contractors segments, respectively. As of December 31, 2023, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.2 billion, $2.2 billion and $1.1 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.    Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets and liabilities on the Consolidated Balance Sheets consisted of the following amounts as of December 31, 2024 and 2023:

	As of December 31,
(in thousands)	2024	2023
Contract Assets
Costs and estimated earnings in excess of billings:
Claims	$451,770	$562,646
Unapproved change orders	393,803	512,831
Other unbilled costs and profits	96,949	68,369
Total costs and estimated earnings in excess of billings	$942,522	$1,143,846

Contract Liabilities
Billings in excess of costs and estimated earnings	$1,216,623	$1,103,530
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 8, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of December 31, 2024 estimated by management to be collected beyond one year is approximately $486.7 million.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the years ended December 31, 2024, 2023 and 2022 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $963.9 million, $740.3 million and $533.5 million, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Income Taxes
Loss before income taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
United States operations	$(261,147)	$(232,512)	$(288,954)
Foreign and U.S. territory operations	88,139	49,958	21,284
Total	$(173,008)	$(182,554)	$(267,670)
The income tax expense (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current expense (benefit):
Federal	$8,832	$(178)	$(1,653)
State	3,997	1,888	930
Foreign and U.S. territories	14,510	8,153	5,074
Total current expense:	27,339	9,863	4,351

Deferred expense (benefit):
Federal	(51,758)	(48,634)	(54,526)
State	(24,862)	(17,612)	(25,395)
Foreign and U.S. territories	(1,388)	1,426	472
Total deferred benefit:	(78,008)	(64,820)	(79,449)
Total benefit:	$(50,669)	$(54,957)	$(75,098)
The following table is a reconciliation of the Company’s income tax expense (benefit) at the statutory federal tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2024		2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit at statutory tax rate	$(36,332)	21.0%	$(38,336)	21.0%	$(56,211)	21.0%
State income taxes, net of federal tax benefit	(16,591)	9.6	(10,556)	5.8	(21,784)	8.1
Share-based compensation	1,122	(0.6)	446	(0.2)	1,227	(0.5)
Officers' compensation	9,825	(5.7)	5,129	(2.8)	2,840	(1.1)
Noncontrolling interests	(9,892)	5.7	(9,795)	5.4	(3,861)	1.4
Federal R&D credits	(750)	0.4	(493)	0.3	128	—
Foreign tax rate differences	(422)	0.2	(297)	0.2	(1,438)	0.5
Valuation allowance	3,968	(2.3)	347	(0.2)	7,991	(3.0)
Other	(1,597)	1.0	(1,402)	0.6	(3,990)	1.7
Income tax benefit	$(50,669)	29.3%	$(54,957)	30.1%	$(75,098)	28.1%

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of the significant components of the deferred tax assets and liabilities:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Timing of expense recognition	$90,959	$72,828
Net operating losses	144,148	113,623
Goodwill	—	80
Joint ventures	12,571	—
Other, net	29,001	16,113
Deferred tax assets	276,679	202,644
Valuation allowance	(14,014)	(9,193)
Net deferred tax assets	262,665	193,451

Deferred tax liabilities:
Goodwill	(3,969)	—
Intangible assets, due primarily to purchase accounting	(16,786)	(17,451)
Fixed assets	(53,382)	(54,953)
Construction contract accounting	(7,212)	(7,711)
Joint ventures	(23,079)	(16,132)
Other	(14,948)	(24,077)
Deferred tax liabilities	(119,376)	(120,324)

Net deferred tax assets	$143,289	$73,127
As of December 31, 2024, the Company had federal and various state net operating loss carryforwards of $427.9 million and $793.6 million, respectively. Federal net operating loss carryforwards do not have expiration dates, whereas the state net operating loss carryforwards have expiration dates ranging from 2025 to indefinite periods. As of December 31, 2023, the Company had federal and various state net operating loss carryforwards of $299.2 million and $554.7 million, respectively. As of December 31, 2024, the Company had federal and state tax credit carryforwards of approximately $3.1 million and $4.8 million, respectively. As of December 31, 2023, the Company had federal and state tax credit carryforwards of approximately $5.9 million and $4.6 million, respectively. The Company established a valuation allowance in 2024, 2023 and 2022 as a result of the uncertainty with the future realization of certain carryforwards for capital losses, foreign tax credits and state net operating losses.
The net deferred tax assets are presented in the Consolidated Balance Sheets as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets	$143,289	$74,083
Deferred tax liabilities	—	(956)
Net deferred tax assets	$143,289	$73,127
The Company’s policy is to record interest and penalties on unrecognized tax benefits as an element of income tax expense. The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet. The total amount of gross unrecognized tax benefits as of December 31, 2024 that, if recognized, would impact the effective tax rate is $4.2 million. In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to the resolution of open tax matters, which would reduce our unrecognized tax benefits by $12.6 million. These changes are not expected to have a material impact to the effective tax rate.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company accounts for its uncertain tax positions in accordance with GAAP. The following is a reconciliation of the beginning and ending amounts of these unrecognized tax benefits for the three years ended December 31:

	As of December 31,
(in thousands)	2024	2023	2022
Beginning balance	$4,773	$7,525	$7,539
Change in tax positions of prior years	6,756	438	(416)
Change in tax positions of current year	6,385	(189)	625
Reduction in tax positions for statute expirations	(1,046)	(3,001)	(223)
Ending balance	$16,868	$4,773	$7,525
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
6.    Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through December 31, 2024:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2022	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2022	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2022	205,143	—	—	205,143
2023 activity	—	—	—	—
Goodwill as of December 31, 2023	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of December 31, 2024(a)	$205,143	$—	$—	$205,143
_____________________________________________________________________________________________________________
(a)As of December 31, 2024, accumulated impairment was $867.8 million.
The Company performed its annual impairment test in the fourth quarter of 2024 and concluded goodwill was not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets
Intangible assets consist of the following:

	As of December 31, 2024				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(30,359)	(23,232)	15,659	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(202,804)	$(113,067)	$66,069

	As of December 31, 2023				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(28,123)	(23,232)	17,895	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(200,568)	$(113,067)	$68,305
Amortization expense related to amortizable intangible assets was $2.2 million, $2.2 million and $14.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Future amortization expense related to amortizable intangible assets will be approximately $2.2 million per year for the years 2025 through 2029, and $4.7 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2024. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the years ended December 31, 2024, 2023 or 2022.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Financial Commitments
Long-Term Debt
Long-term debt as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2024	2023
2024 Senior Notes	$378,023	$—
2017 Senior Notes	—	498,410
Term Loan B	121,863	357,744
Revolver	—	—
Equipment financing and mortgages	25,038	34,807
Other indebtedness	9,214	8,784
Total debt	534,138	899,745
Less: Current maturities(a)	24,113	117,431
Long-term debt, net	$510,025	$782,314
_____________________________________________________________________________________________________________
(a)Current maturities at December 31, 2023 included the $91.0 million principal prepayment on the Term Loan B that was made in February 2024.
The following table reconciles the outstanding debt balances to the reported debt balances as of December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2024 Senior Notes	$400,000	$(21,977)	$378,023	$—	$—	$—
2017 Senior Notes	—	—	—	500,000	(1,590)	498,410
Term Loan B	121,863	—	121,863	367,154	(9,410)	357,744
The unamortized issuance costs related to the Revolver were $1.4 million as of December 31, 2024 and 2023, and are included in other assets on the Consolidated Balance Sheets.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (as amended, the “2020 Credit Agreement”) with BMO Bank N.A. (f/k/a BMO Harris Bank N.A.), as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement originally provided for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “Revolver”), which was subsequently reduced to $170.0 million following the effectiveness of the 2024 Amendment (as defined and discussed below),with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B will mature on August 18, 2027. Prior to the 2017 Senior Notes Redemption, if any of the 2017 Senior Notes had remained outstanding beyond certain dates, the maturities of the Term Loan B and the Revolver would have been subject to acceleration (“spring-forward maturity”). However, following the 2017 Senior Notes Redemption and the consummation of the 2024 Amendment, the spring-forward maturity of the Term Loan B is no longer in effect and the spring-forward maturity of the Revolver has been extended (as described below).
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
The 2020 Credit Agreement permits the Company to repay any or all borrowings outstanding under the 2020 Credit Agreement at any time prior to maturity without penalty. The 2020 Credit Agreement requires the Company to make regularly scheduled payments of principal on the Term Loan B in quarterly installments equal to 0.25% of the initial principal amount of the Term Loan B. The 2020 Credit Agreement also requires the Company to make prepayments on the Term Loan B in connection with certain asset sales, receipts of insurance proceeds, incurrences of certain indebtedness and annual excess cash flow (in each case, subject to certain customary exceptions). At December 31, 2023, current maturities of long-term debt in the accompanying Consolidated Balance Sheets included $91.0 million prepayment of principal on the Term Loan B, relating to the mandatory prepayment provision of the 2020 Credit Agreement in respect of annual excess cash flow, which was due by the first week of April 2024 and paid in February 2024. In addition to the mandatory prepayment discussed above, the Company made voluntary, early prepayments totaling $150.0 million of the Term Loan B during 2024. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The weighted-average annual interest rate on borrowings under the Revolver was 11.8% during the year ended December 31, 2024.
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
As of December 31, 2024, the entire $170.0 million was available under the Revolver. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended December 31, 2024.
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $19.3 million and $26.4 million at December 31, 2024 and 2023, respectively, with interest rates ranging from 2.54% to 7.32% with equal monthly installment payments over periods up to 5 years. The aggregate balance of mortgage loans was approximately $5.8 million and $8.4 million at December 31, 2024 and 2023, respectively, with interest rates of SOFR plus 2.00% and monthly installment payments over periods up to 10 years.
The following table presents the future principal payments required under all of the Company’s debt obligations, discussed above:

Year (in thousands)
2025	$24,113
2026	11,120
2027	115,726
2028	1,721
2029	401,213
Thereafter	2,222
556,115
Less: Unamortized discounts and issuance costs	21,977
Total	$534,138

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
Interest expense as reported in the Consolidated Statements of Operations consisted of the following:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Cash interest expense:
Interest on Term Loan B	$27,452	$38,266	$27,880
Interest on 2024 Senior Notes	32,458	—	—
Interest on 2017 Senior Notes	11,554	34,375	34,375
Interest on Revolver	1,194	4,924	1,642
Other interest	2,407	2,134	2,044
Total cash interest expense	75,065	79,699	65,941
Non-cash interest expense(a):
Amortization of discount and debt issuance costs on Term Loan B	9,410	3,592	2,084
Amortization of debt issuance costs on Revolver	632	745	568
Amortization of debt issuance costs on 2024 Senior Notes	2,436	—	—
Amortization of debt issuance costs on 2017 Senior Notes	392	1,121	1,045
Non-cash portion of loss on extinguishment	1,198	—	—
Total non-cash interest expense	14,068	5,458	3,697

Total interest expense	$89,133	$85,157	$69,638
_____________________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2024 Senior Notes, 2017 Senior Notes and Term Loan B were 13.56%, 7.13% and 14.79%, respectively, for the year ended December 31, 2024.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Case Against WSDOT

In March 2016, WSDOT filed a complaint against STP in Thurston County Superior Court alleging breach of contract, seeking $57.2 million in delay-related damages and seeking declaratory relief. STP subsequently filed a counterclaim against WSDOT seeking damages in excess of $640 million. The jury trial between STP and WSDOT commenced on October 7, 2019 and concluded on December 13, 2019, with a jury verdict in favor of WSDOT awarding them $57.2 million in damages. The Company recorded the impact of the jury verdict during the fourth quarter of 2019, resulting in a pre-tax charge of $166.8 million, which included $25.7 million for the Company’s 45% proportionate share of the $57.2 million in damages awarded by the jury to WSDOT. The charge was for non-cash write-downs primarily related to the costs and estimated earnings in excess of billings and receivables that the Company previously recorded to reflect its expected recovery in this case. STP’s petition for discretionary review by the Washington Supreme Court was denied on October 10, 2022. On October 18, 2022, STP paid the damages and associated interest from the judgment, which included the Company’s proportionate share of $34.6 million. As a result, the lawsuit between STP and WSDOT has concluded.

Case Against Insurers

The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. On September 30, 2024, after several years of law and motion proceedings, a confidential settlement was reached resolving the case in full for a substantial sum. Payment was received in October 2024 and the case against the Insurers was dismissed. As a result of the settlement, STP resolved the claims of Hitachi Zosen (the manufacturer of the TBM), remaining subcontractor lawsuits pending on the project, including those with the Company’s subsidiaries.

Case Against Designer

On April 13, 2023, STP filed a case in the Washington Superior Court against HNTB Corporation (“HNTB”), STP’s design firm on the project, wherein STP alleges that HNTB is liable for providing design services that resulted in the TBM striking the steel pipe described above and for additional steel quantity costs associated with the project. Due to the resolution of the matter against the Insurers and WSDOT discussed above, and subject to any setoffs or contractual damages limitations, STP’s current claim against HNTB is expected to be in excess of $300 million and includes HNTB’s liability for providing design services, amounts paid by STP to WSDOT in liquidated damages and interest as well as certain subcontractor delay claims paid by STP to subcontractors in November 2024. The case is currently scheduled for trial to commence in July 2025. With respect to STP’s claims against HNTB, management has included in receivables an estimate of the total anticipated recovery concluded to be probable. The case against HNTB is the final case related to the project.
9.    Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2024, the Company’s operating leases have remaining lease terms ranging from less than one year to 14 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table presents components of lease expense for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
(in thousands)	2024	2023
Operating lease expense	$13,524	$14,416
Short-term lease expense(a)	55,425	54,451
	68,949	68,867
Less: Sublease income	897	788
Total lease expense	$68,052	$68,079
_____________________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

		As of December 31,
(dollars in thousands)	Balance Sheet Line Item	2024	2023
Assets
ROU assets	Other assets	$41,695	$48,878
Total lease assets		$41,695	$48,878
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$7,066	$6,275
Long-term lease liabilities	Other long-term liabilities	38,630	47,781
Total lease liabilities		$45,696	$54,056
Weighted-average remaining lease term		8.0 years	10.3 years
Weighted-average discount rate		9.73%	12.13%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	As of December 31,
(in thousands)	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(13,013)	$(14,733)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$10,817	$6,465

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2024:

Year (in thousands)	Operating Leases
2025	$10,958
2026	9,234
2027	7,687
2028	7,291
2029	6,792
Thereafter	25,097
Total lease payments	67,059
Less: Imputed interest	21,363
Total	$45,696
10.    Share-Based Compensation
On April 10, 2018, the Company adopted the Tutor Perini Corporation Omnibus Incentive Plan (the “Current Plan”), which was approved by the Company’s shareholders on May 23, 2018. The Current Plan effected the merger of the Company’s Amended and Restated Tutor Perini Corporation Long-Term Incentive Plan, as amended and restated on October 2, 2014 (the “2014 Plan”) and the Tutor Perini Corporation Incentive Compensation Plan adopted on April 3, 2017 (the “2017 Plan,” together with the 2014 Plan and the Current Plan, the “Plans”). As of December 31, 2024, there were 1,904,324 shares of common stock available for grant under the Company’s Current Plan. As of December 31, 2024, the Plans had an aggregate of 1,305,349 RSUs and stock options from outstanding, historical awards that either have not vested or have vested but have not been exercised. Any awards that were granted under the Plans that are forfeited, cancelled or held back for net settlement will become available to be issued under the Current Plan.
The terms of the Plans give the Company the right to settle the vesting of RSU grants in cash or shares. CPSU and CRSU grants must only be settled in cash.
The following table summarizes RSU, stock option, CPSU and CRSU activity:

	RSUs		Stock Options		CPSUs		CRSUs
	Number	Weighted- Average Grant Date Fair Value Per Share	Number	Weighted- Average Exercise/ (Strike) Price Per Share	Number	Weighted- Average Grant Date Fair Value Per Unit	Number	Weighted- Average Grant Date Fair Value Per Unit
Outstanding as of December 31, 2021	1,188,851	$18.98	2,167,765	$20.11	398,852	$20.39	—	$—
Granted	375,769	10.53	—	—	415,768	12.99	100,000	6.99
Expired or cancelled	(42,500)	19.27	(542,500)	11.66	—	—	—	—
Vested/exercised	(415,450)	20.14	—	—	—	—	—	—
Outstanding as of December 31, 2022	1,106,670	$15.66	1,625,265	$22.93	814,620	$16.61	100,000	$6.99
Granted	590,188	8.66	—	—	901,541	11.18	214,379	8.43
Expired or cancelled	(45,000)	16.19	(190,000)	19.88	(380,782)	20.37	—	—
Vested/exercised	(404,229)	15.75	—	—	(150,696)	11.98	(30,000)	8.98
Outstanding as of December 31, 2023	1,247,629	$12.30	1,435,265	$23.33	1,184,683	$11.86	284,379	$7.87
Granted	30,000	12.68	—	—	645,180	19.17	673,855	12.75
Earned for performance above target	—	—	—	—	72,864	19.24	—	—
Expired or cancelled	(50,000)	23.14	(287,337)	26.62	(157,884)	10.53	—	—
Vested/exercised	(598,913)	13.24	(471,295)	20.12	(230,748)	19.24	(171,459)	7.59
Outstanding as of December 31, 2024	628,716	$10.57	676,633	$24.17	1,514,095	$14.34	786,775	$12.11
Vested and expected to vest at December 31, 2024	628,716	$10.57	676,633	$24.17	1,019,604	$16.20	786,775	$12.11

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Included in the above table are certain RSU grants which are classified as liabilities in accordance with ASC 718, Stock Compensation because they contain a guaranteed minimum payout. These awards may be performance-based or time-based and may be settled in shares of the Company's stock, cash or a combination thereof, at the Company's discretion. As of December 31, 2023, there were 50,000 RSUs with guaranteed minimum payouts outstanding, with a weighted-average grant date fair value per share of $26.32. As of December 31, 2024 there were no remaining RSUs with guaranteed minimum payouts outstanding. The number of CPSUs granted in the above table are presented at target-level performance and adjusted to actual units upon vesting. Actual payout of these awards can range from 0% to 250% of target-level performance depending upon the terms of the award and the achievement of required performance conditions. Awards paid above target-level performance are included in the “earned for performance above target” line in the table above.
The Company recognized liabilities for CPSUs, RSUs with guaranteed minimum payouts and CRSUs totaling approximately $34.6 million and $4.9 million as of December 31, 2024 and 2023, respectively. The Company paid approximately $4.0 million in 2024, $2.8 million in 2023 and $3.6 million in 2022 to settle certain awards.
The following table summarizes unrestricted stock awards, which are generally issued to the non-employee members of the Company’s Board of Directors as part of their annual retainer fees:

	Unrestricted Stock Awards
Year	Number	Weighted-Average Grant Date Fair Value Per Share
2022	165,030	$10.63
2023	302,112	5.66
2024	73,716	20.89
The fair value of unrestricted stock awards issued during 2024, 2023 and 2022 was approximately $1.5 million, $1.7 million and $1.8 million, respectively.
The fair value of RSUs that vested during 2024, 2023 and 2022 was approximately $10.0 million, $4.1 million and $5.7 million, respectively. The fair value of CPSUs and CRSUs that vested during 2024 was approximately $5.6 million and $3.0 million, respectively. The fair value of CPSUs and CRSUs that vested during 2023 was approximately $1.1 million and $0.2 million, respectively. There were no CPSUs or CRSUs that vested during 2022. As of December 31, 2024, the balance of unamortized RSU, CPSU and CRSU expense was $2.5 million, $24.4 million and $13.8 million, respectively, which is expected to be recognized over weighted-average periods of 1.2 years for RSUs, 1.7 years for CPSUs and 2.0 years for CRSUs. As of December 31, 2024, there was no remaining unamortized stock option expense.
The 676,633 outstanding stock options as of December 31, 2024, which were all exercisable, had an intrinsic value of $0.6 million and a weighted-average remaining contractual life of 2.5 years. Stock options that were exercised during 2024 had an intrinsic value of $3.1 million.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements for employees of $38.8 million, $10.5 million and $7.4 million, respectively. Additionally for the same periods, the Company recognized as part of general and administrative expenses, costs for share-based awards to non-employee directors of $1.5 million, $1.7 million and $1.6 million, respectively. The aggregate tax benefits for these awards were approximately $0.7 million, $0.3 million and $0.9 million, for the respective periods. During the year ended December 31, 2023, share-based compensation was reduced by $0.5 million due to the modification of certain share-based awards. The modifications related to the separation of certain employees from the Company. The modifications also resulted in a modification-date fair value totaling $0.4 million which was amortized as share-based compensation expense through March 2024.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The long-term investment goals of the Company’s pension plan are to manage the assets in accordance with the legal requirements of all applicable laws; produce investment returns which maximize return within reasonable and prudent levels of risks; and achieve a fully funded status with regard to pension liabilities. Some risk must be assumed in order to achieve the investment goals. Investments with the ability to withstand short and intermediate term variability are considered and some interim fluctuations in market value and rates of return are tolerated in order to achieve the pension plan’s longer-term objectives.
The pension plan’s assets are managed by a third-party investment manager. The Company monitors investment performance and risk on an ongoing basis.
The following table sets forth a summary of net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Interest cost	$3,651	$3,839	$2,594
Service cost	988	1,000	945
Expected return on plan assets	(3,763)	(3,875)	(3,890)
Recognized net actuarial losses	1,803	1,699	2,571
Net periodic benefit cost	$2,679	$2,663	$2,220
Actuarial assumptions used to determine net cost:
Discount rate	4.95%	5.16%	2.65%
Expected return on assets	6.25%	6.25%	5.75%
Rate of increase in compensation	N/A	N/A	N/A
The target asset allocation for the Company’s pension plan by asset category for 2025 and the actual asset allocation as of December 31, 2024 and 2023 by asset category are as follows:

	Percentage of Plan Assets as of December 31,
	Target Allocation 2025
		Actual Allocation
Asset Category		2024	2023
Cash	5%	5%	6%
Equity funds:
Domestic	42	44	43
International	18	16	18
Fixed income funds	35	35	33
Total	100%	100%	100%
The Company expects to contribute approximately $2.4 million to its defined benefit pension plan in 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future benefit payments under the plans for the next ten years are estimated as follows:

(in thousands)
Year ended December 31,
2025	$6,767
2026	6,707
2027	6,603
2028	6,465
2029	6,301
2030-2034	28,380
Total	$61,223
The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2024 and 2023, and a summary of the funded status as of December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Change in Fair Value of Plan Assets
Balance at beginning of year	$57,882	$56,157
Actual return on plan assets	7,227	7,917
Company contribution	2,861	1,526
Benefit payments	(7,723)	(7,718)
Balance at end of year	$60,247	$57,882

	Year Ended December 31,
(in thousands)	2024	2023
Change in Benefit Obligations
Balance at beginning of year	$77,443	$79,058
Interest cost	3,651	3,839
Service cost	988	1,000
Assumption change (gain) loss	(3,161)	1,281
Actuarial (gain) loss	383	(17)
Benefit payments	(7,723)	(7,718)
Balance at end of year	$71,581	$77,443

	As of December 31,
(in thousands)	2024	2023
Funded status	$(11,334)	$(19,561)
Net unfunded amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(295)	$(309)
Long-term liabilities	(11,039)	(19,252)
Total net unfunded amount recognized in Consolidated Balance Sheets	$(11,334)	$(19,561)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss consist of net actuarial losses before income taxes of $36.7 million and $44.8 million as of December 31, 2024 and 2023, respectively.
The discount rate used in determining the accumulated post-retirement benefit obligation was 5.5% and 5.0% as of December 31, 2024 and 2023, respectively. The discount rate used for the accumulated post-retirement obligation was derived using a blend of U.S. Treasury and high-quality corporate bond discount rates.
The expected long-term rate of return on assets assumption was 6.3% for both 2024 and 2023. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the plans’ target asset allocation and full availability of invested assets.

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
The following table sets forth the pension plan assets at fair value in accordance with the fair value hierarchy described in Note 12:

	As of December 31, 2024				As of December 31, 2023
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,177	$—	$—	$3,177	$3,464	$—	$—	$3,464
Fixed income funds	—	3,133	—	3,133	1,520	3,063	—	4,583
Mutual funds	46,467	—	—	46,467	41,687	—	—	41,687
	$49,644	$3,133	$—	$52,777	$46,671	$3,063	$—	$49,734
Closely held funds(a)
Equity partnerships				2,139				3,826
Hedge fund investments				5,331				4,322
Total closely held funds(a)				7,470				8,148
Total	$49,644	$3,133	$—	$60,247	$46,671	$3,063	$—	$57,882
_____________________________________________________________________________________________________________
(a)The pension plan’s investments in closely held funds are not categorized in the fair value hierarchy because they are measured at NAV using the practical expedient under ASC 820, Fair Value Measurement (“ASC 820”). The underlying holdings of closely held funds were composed of a combination of Level 1, 2 and 3 investments, and in some cases, may also include investments not categorized in the fair value hierarchy because they are measured at NAV using the practical expedient, as described above. The pension plan assets included investments in hedge funds and equity partnerships which do not have readily determinable fair values. The underlying holdings of the funds were composed of a combination of assets for which the estimate of fair value is determined using information provided by fund managers.
The plans have benefit obligations in excess of the fair value of each plan’s assets as follows:

	As of December 31, 2024			As of December 31, 2023
(in thousands)	Pension Plan	Benefit Equalization Plan	Total	Pension Plan	Benefit Equalization Plan	Total
Projected benefit obligation	$69,248	$2,333	$71,581	$74,831	$2,612	$77,443
Accumulated benefit obligation	$69,248	$2,333	$71,581	$74,831	$2,612	$77,443
Fair value of plans' assets	$60,247	$—	$60,247	$57,882	$—	$57,882
Projected benefit obligation greater than fair value of plans' assets	$9,001	$2,333	$11,334	$16,949	$2,612	$19,561
Accumulated benefit obligation greater than fair value of plans' assets	$9,001	$2,333	$11,334	$16,949	$2,612	$19,561
Section 401(k) Plan
The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The cost recognized by the Company for its 401(k) plan was $4.4 million in 2024 and $4.1 million in both 2023 and 2022. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined by the plan.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes key information for the plans that the Company made significant contributions to during the three years ended December 31:

		Pension Protections Act Zone Status		FIP/RP Status Pending or Implemented(a)	Company Contributions (amounts in millions)					Expiration Date of Collective Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2024	2023		2024(b)	2023		2022	Surcharge Imposed
Construction Laborers Pension Trust for Southern California	43-6159056	Green	Green	N/A	$5.2	$2.1		$3.4	No	6/30/2026
The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund	13-6123601/001	Green	Green	N/A	3.4	4.2	(c)	6.7	No	4/15/2025
Southwest Carpenters Pension Trust	95-6042875	Green	Green	N/A	2.7	1.3		1.0	No	6/30/2026
Operating Engineers Pension Trust	95-6032478	Green	Green	N/A	2.6	2.4		3.4	No	6/30/2025
Carpenters Pension Trust Fund for Northern California	94-6050970	Red	Red	Implemented	2.5	2.5		2.4	No	6/30/2027
_____________________________________________________________________________________________________________
(a)The “FIP/RP Status Pending or Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or implemented.
(b)The Company's contributions as a percentage of total plan contributions were not available for the 2024 plan year for any of the above pension funds.
(c)These amounts exceeded 5% of the respective total plan contributions.
In addition to the individually significant plans described above, the Company also contributed approximately $31.5 million in 2024, $36.3 million in 2023 and $41.7 million in 2022 to other multiemployer pension plans. Funding for these payments is principally provided for in the contracts with our customers.
12.    Fair Value Measurements
The fair value hierarchy established by ASC 820 prioritizes the use of inputs used in valuation techniques into the following three levels:
•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•Level 3 inputs are unobservable
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	As of December 31, 2024				As of December 31, 2023
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$455,084	$—	$—	$455,084	$380,564	$—	$—	$380,564
Restricted cash(a)	9,104	—	—	9,104	14,116	—	—	14,116
Restricted investments(b)	—	139,986	—	139,986	—	130,287	—	130,287
Investments in lieu of retention(c)	38,359	106,765	—	145,124	19,988	86,961	—	106,949
Total	$502,547	$246,751	$—	$749,298	$414,668	$217,248	$—	$631,916
_____________________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of December 31, 2024 and 2023, consist of AFS debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of December 31, 2024 and 2023, and are composed of money market funds of $38.4 million and $20.0 million, respectively, and AFS debt securities of $106.8 million and

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$87.0 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
Investments in AFS debt securities consisted of the following as of December 31, 2024 and 2023:

	As of December 31, 2024				As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$118,421	$603	$(1,242)	$117,782	$95,903	$762	$(2,202)	$94,463
U.S. government agency securities	16,323	35	(663)	15,695	29,082	18	(1,054)	28,046
Municipal bonds	7,159	—	(831)	6,328	8,227	5	(914)	7,318
Corporate certificates of deposit	200	—	(19)	181	498	—	(38)	460
Total restricted investments	142,103	638	(2,755)	139,986	133,710	785	(4,208)	130,287

Investments in lieu of retention:
Corporate debt securities	106,014	224	(491)	105,747	87,601	246	(1,950)	85,897
Municipal bonds	830	188	—	1,018	823	241	—	1,064
Total investments in lieu of retention	106,844	412	(491)	106,765	88,424	487	(1,950)	86,961

Total AFS debt securities	$248,947	$1,050	$(3,246)	$246,751	$222,134	$1,272	$(6,158)	$217,248

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023:

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$23,985	$(159)	$30,384	$(1,083)	$54,369	$(1,242)
U.S. government agency securities	4,371	(43)	10,699	(620)	15,070	(663)
Municipal bonds	704	(13)	5,560	(818)	6,264	(831)
Corporate certificates of deposit	—	—	181	(19)	181	(19)
Total restricted investments	29,060	(215)	46,824	(2,540)	75,884	(2,755)

Investments in lieu of retention:
Corporate debt securities	24,470	(149)	37,755	(342)	62,225	(491)
Total investments in lieu of retention	24,470	(149)	37,755	(342)	62,225	(491)

Total AFS debt securities	$53,530	$(364)	$84,579	$(2,882)	$138,109	$(3,246)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$4,971	$(3)	$40,649	$(2,199)	$45,620	$(2,202)
U.S. government agency securities	1,280	(4)	22,858	(1,050)	24,138	(1,054)
Municipal bonds	99	(2)	7,038	(912)	7,137	(914)
Corporate certificates of deposit	—	—	460	(38)	460	(38)
Total restricted investments	6,350	(9)	71,005	(4,199)	77,355	(4,208)

Investments in lieu of retention:
Corporate debt securities	11,398	(55)	49,726	(1,895)	61,124	(1,950)
Total investments in lieu of retention	11,398	(55)	49,726	(1,895)	61,124	(1,950)

Total AFS debt securities	$17,748	$(64)	$120,731	$(6,094)	$138,479	$(6,158)
The amortized cost and fair value of AFS debt securities by contractual maturity as of December 31, 2024 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$82,693	$82,096
Due after one year through five years	155,400	154,783
Due after five years	10,854	9,872
Total	$248,947	$246,751
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2024 Senior Notes was $441.9 million as of December 31, 2024 and the fair value of the 2017 Senior Notes was

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$490.9 million as of December 31, 2023. The fair values of the 2024 and 2017 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $121.9 million and $358.9 million as of December 31, 2024 and 2023, respectively. The fair values of the Term Loan B were determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of December 31, 2024 and 2023.
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
As of December 31, 2024, the Company had unconsolidated VIE-related current assets and liabilities of $26.7 million and $24.8 million, respectively, included in the Company’s Consolidated Balance Sheets. As of December 31, 2023, the Company had unconsolidated VIE-related current assets and liabilities of $0.5 million and $0.1 million, respectively, included in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of December 31, 2024.
As of December 31, 2024, the Company’s Consolidated Balance Sheets included current and noncurrent assets of $475.6 million and $19.9 million, respectively, as well as current liabilities of $385.5 million related to the operations of its consolidated VIEs. As of December 31, 2023, the Company’s Consolidated Balance Sheets included current and noncurrent assets of $503.1 million and $35.1 million, respectively, as well as current liabilities of $505.0 million related to the operations of its consolidated VIEs.
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
The Company established a joint venture with O&G to construct the Manhattan Jail project, a $3.76 billion design-build construction project in New York. The Company has a 75% interest in the joint venture with the remaining 25% held by O&G. The joint venture will initially be financed with contributions from the partners and, per the terms of the joint venture agreement, the partners may be required to provide additional capital contributions in the future. The Company has determined that this joint venture is a VIE for which the Company is the primary beneficiary.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Business Segments
The Company offers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services: site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing, and HVAC (heating, ventilation and air conditioning). As described below, the Company’s business is conducted through three segments: Civil, Building and Specialty Contractors. These segments are determined based on how the Company’s Chairman and Chief Executive Officer as of December 31, 2024, who was the Company’s chief operating decision maker (“CODM”) until transitioning to the role of Executive Chairman effective January 1, 2025, aggregates business units when evaluating performance and allocating resources. The CODM uses segment operating profit predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a periodic basis for segment operating profit when making decisions about allocating resources to the segments.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2024, 2023 and 2022:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total	Corporate		Consolidated Total
Year ended December 31, 2024
Total revenue	$2,248,659	$1,666,862	$590,822	$4,506,343	$—		$4,506,343
Elimination of intersegment revenue	(129,706)	(49,325)	(390)	(179,421)	—		(179,421)
Revenue from external customers	$2,118,953	$1,617,537	$590,432	$4,326,922	$—		$4,326,922
Reconciliation of revenue to income (loss) from construction operations
Less: Segment expenses(a)	$1,980,692	$1,641,674	$693,777	$4,316,143	$114,532		$4,430,675
Income (loss) from construction operations(b)	$138,261	$(24,137)	$(103,345)	$10,779	$(114,532)	(c)	$(103,753)
Capital expenditures	$27,040	$613	$530	$28,183	$9,226		$37,409
Depreciation and amortization(d)	$42,521	$2,270	$2,333	$47,124	$6,663		$53,787

Year ended December 31, 2023
Total revenue	$1,971,194	$1,302,636	$694,038	$3,967,868	$—		$3,967,868
Elimination of intersegment revenue	(87,329)	(97)	(215)	(87,641)	—		(87,641)
Revenue from external customers	$1,883,865	$1,302,539	$693,823	$3,880,227	$—		$3,880,227
Reconciliation of revenue to income (loss) from construction operations
Less: Segment expenses(a)	$1,685,256	$1,393,745	$838,645	$3,917,646	$77,178		$3,994,824
Income (loss) from construction operations(e)	$198,609	$(91,206)	$(144,822)	$(37,419)	$(77,178)	(c)	$(114,597)
Capital expenditures	$41,318	$3,932	$1,250	$46,500	$6,453		$52,953
Depreciation and amortization(d)	$31,685	$2,227	$2,445	$36,357	$8,872		$45,229

Year ended December 31, 2022
Total revenue	$1,956,968	$1,305,468	$813,531	$4,075,967	$—		$4,075,967
Elimination of intersegment revenue	(222,086)	(62,897)	(229)	(285,212)	—		(285,212)
Revenue from external customers	$1,734,882	$1,242,571	$813,302	$3,790,755	$—		$3,790,755
Reconciliation of revenue to income (loss) from construction operations
Less: Segment expenses(a)	$1,713,759	$1,235,405	$981,321	$3,930,485	$65,034		$3,995,519
Income (loss) from construction operations(f)	$21,123	$7,166	$(168,019)	$(139,730)	$(65,034)	(c)	$(204,764)
Capital expenditures	$49,819	$2,333	$2,545	$54,697	$5,083		$59,780
Depreciation and amortization(d)	$51,123	$1,713	$2,098	$54,934	$9,430		$64,364
_____________________________________________________________________________________________________________

(a)Segment expenses include the total expenses that are deducted from revenue to determine income (loss) from construction operations. The CODM regularly receives and reviews the total expenses for each segment.
(b)During the year ended December 31, 2024, the Company’s income (loss) from construction operations in the Civil segment was impacted by unfavorable adjustments of $101.6 million ($74.3 million after tax, or $1.42 per diluted share) pertaining to an unexpected adverse arbitration decision on a legacy dispute related to a completed Civil segment bridge project in California, which the Company is appealing; $31.8 million ($25.4 million after tax, or $0.48 per share) in the fourth quarter for a project on the West Coast, which primarily resulted from significant changes that have been negotiated, or are being negotiated, that carry lower margin (and lower risk) that reduced the project’s percentage of completion and overall margin percentage; $17.4 million ($12.7 million after tax, or $0.24 per share) due to an unfavorable legal ruling on a completed highway project in Virginia; and $15.1 million ($11.1 million after tax, or $0.21 per diluted share) for changes in estimates on an otherwise profitable mass-transit project in California that is nearly complete. The period was also impacted by a favorable adjustment of $18.4 million ($13.5 million after tax, or $0.26 per diluted share) due to a settlement of a claim associated with a completed Civil segment highway tunneling project in the western United States.

The Company’s income (loss) from operations in the Building segment was impacted by unfavorable adjustments of $25.9 million ($18.9 million after tax, or $0.36 per diluted share) on a government building project in Florida that is now nearing completion, primarily due to increased costs associated with external subcontractors and resolution of certain delay

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
change orders, and $20.0 million ($14.6 million after tax, or $0.28 per diluted share) associated with the settlement of a legacy dispute related to a completed Building segment government facility project in Florida.

The Company’s income (loss) from operations in the Specialty Contractors segment was adversely impacted by $17.7 million ($13.0 million after tax, or $0.25 per diluted share) due to an unfavorable judgment on a completed Specialty Contractors segment mass-transit project in California.
(c)Consists primarily of corporate general and administrative expenses. Corporate general and administrative expenses for the year ended December 31, 2024, 2023 and 2022 included share-based compensation expense of $40.4 million ($29.5 million after tax, or $0.56 per diluted share), $12.3 million ($9.0 million after tax, or $0.17 per diluted share), and $9.1 million ($6.6 million after tax, or $0.13 per diluted share), respectively. The increase in share-based compensation expense in 2024 was primarily due to a substantial increase in the Company’s stock price during the year, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings.
(d)Depreciation and amortization is included in income (loss) from construction operations.
(e)During the year ended December 31, 2023, the Company’s income (loss) from construction operations in the Civil segment was impacted by net unfavorable adjustments related to a settlement that impacted multiple components of a mass-transit project in California. The settlement resolved certain ongoing disputes and increased the expected profit from work to be performed in the future. The settlement resulted in an unfavorable non-cash adjustment of $23.2 million ($17.0 million after tax, or $0.33 per diluted share) to one component of the project that is nearing completion, partially offset by a favorable adjustment of $8.8 million ($7.1 million after tax, or $0.14 per diluted share) on the other component of the project that has substantial scope of work remaining. As a result of the settlement, the net unfavorable impact to the period from these two adjustments is expected to be mitigated by the increased profit generated from future work on the project. The Civil segment was also impacted by net favorable adjustments of $19.0 million ($15.2 million after tax, or $0.29 per diluted share) for a project on the West Coast that primarily resulted from a favorable impact of $58.1 million on the settlement of change orders and changes in estimates due to improved performance, partially offset by a temporary unfavorable non-cash impact of $40.7 million resulting from the successful negotiation of significant lower margin (and lower risk) change orders which increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage.

The Company’s income (loss) from operations in the Building segment was adversely impacted an unfavorable adjustment of $14.6 million ($10.7 million after tax, or $0.21 per diluted share) on a government building project in Florida primarily due to increased costs associated with an external subcontractor.

The Company’s income (loss) from operations in the Specialty Contractors segment was adversely impacted by $62.2 million ($45.7 million after tax, or $0.88 per diluted share) of unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of a completed transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations; a non-cash charge of $24.7 million ($18.1 million after tax, or $0.35 per diluted share) that resulted from an adverse legal ruling on an educational facilities project in New York; and an unfavorable adjustment of $16.9 million ($12.4 million after tax, or $0.24 per diluted share) on a multi-unit residential project in New York due to changes in estimates resulting from incremental costs to complete the project and ongoing negotiations on unapproved change orders.

The Company’s income (loss) from construction operations was also unfavorably impacted by an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million ($60.8 million after tax, or $1.17 per diluted share), of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment, as well as an unfavorable adjustment of $28.3 million ($22.2 million after tax, or $0.43 per diluted share) on a completed transportation project in the Northeast, split evenly between the Civil and Building segments, primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout.
(f)During the year ended December 31, 2022, the Company’s income (loss) from construction operations in the Civil segment was adversely impacted by $38.8 million ($30.7 million after tax, or $0.60 per diluted share) for a project on the West Coast, which resulted from the successful negotiation of significant lower margin (and lower risk) change orders that increased the project’s overall estimated profit but reduced the project’s percentage of completion and overall margin percentage; $26.2 million ($18.9 million after tax, or $0.37 per diluted share) of unfavorable non-cash adjustments on a completed highway project in the Northeast due to the reversal on appeal of a previously favorable lower-court ruling; a non-cash charge of $25.5 million ($18.4 million after tax, or $0.36 per diluted share) due to an adverse legal ruling on a dispute related to a completed bridge project in New York; $24.7 million ($17.9 million after tax, or $0.35 per diluted

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
share) of unfavorable adjustments on a mass-transit project in California; and a $16.2 million ($11.7 million after tax, or $0.23 per diluted share) unfavorable non-cash impact related to the settlement of a long-disputed, completed project in Maryland.

The Company’s income (loss) from operations was also negatively impacted by an unfavorable adjustment of $31.4 million ($24.4 million after tax, or $0.48 per diluted share) split evenly between the Civil and Building segments due to changes in estimates on a transportation project in the Northeast.

The Company’s income (loss) from operations in the Specialty Contractors segment was adversely impacted by $46.2 million ($33.5 million after tax, or $0.65 per diluted share) due to unfavorable adjustments related to the unforeseen cost of project close-out issues, remediation work, extended project supervision and associated labor inefficiencies, as well as growth in unapproved change orders on the electrical component of a transportation project in the Northeast; an unfavorable non-cash impact of $43.2 million ($31.4 million after tax, or $0.61 per diluted share) related to an adverse appellate court decision involving the electrical component of a completed mass-transit project in New York; and a non-cash charge of $17.8 million ($12.9 million after tax, or $0.25 per diluted share) that increased cost of operations associated with the partial reversal by an appellate court of previously awarded legal damages related to a completed electrical project in New York.
The above were the only changes in estimates considered material to the Company’s results of operations during the periods presented herein.
Total assets by segment were as follows:

	As of December 31,
(in thousands)	2024	2023
Civil	$3,636,825	$3,539,608
Building	1,085,998	898,902
Specialty Contractors	198,952	307,171
Corporate and other(a)	(679,065)	(315,825)
Total assets	$4,242,710	$4,429,856
_____________________________________________________________________________________________________________
(a)    Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.
Geographic Information
Information concerning principal geographic areas is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue:
United States	$3,743,518	$3,437,971	$3,424,574
Foreign and U.S. territories	583,404	442,256	366,181
Total revenue	$4,326,922	$3,880,227	$3,790,755

	As of December 31,
(in thousands)	2024	2023
Assets:
United States	$3,759,874	$3,998,470
Foreign and U.S. territories	482,836	431,386
Total assets	$4,242,710	$4,429,856

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Major Customer
Revenue from a single customer with multiple projects impacting the Civil, Building and Specialty Contractors segments represented 17.6%, 16.3% and 16.3% of the Company’s consolidated revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated loss before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Loss from construction operations	$(103,753)	$(114,597)	$(204,764)
Other income, net	19,878	17,200	6,732
Interest expense	(89,133)	(85,157)	(69,638)
Loss before income taxes	$(173,008)	$(182,554)	$(267,670)
15.    Related Party Transactions
The Company leases, at market rates, certain facilities from an entity owned by Ronald N. Tutor, the Company’s Chairman and Chief Executive Officer as of December 31, 2024, who subsequently transitioned to the role of Executive Chairman effective January 1, 2025. Under these leases, the Company paid $4.0 million in 2024, $3.9 million in 2023 and $3.8 million in 2022, and recognized expense of $2.4 million in 2024, $4.1 million in 2023 and $4.6 million in 2022. In addition, on November 4, 2022, the Company purchased a property from another entity owned by Mr. Tutor, which was developed into a new equipment yard to replace an equipment yard the Company leased from an entity owned by Mr. Tutor. The Company paid $4.1 million to purchase this property, which was the amount that Mr. Tutor paid to acquire the property from an unrelated third party shortly before the Company decided that it wanted to own and operate the property. At the time the new property was purchased, Mr. Tutor and the Company amended the existing equipment yard lease, which originally ran through July 2038, to expire earlier if the Company relocated to the new equipment yard and surrendered the leased yard back to the entity owned by Mr. Tutor. The existing equipment yard lease with the entity owned by Mr. Tutor expired pursuant to its terms on December 31, 2024 with no significant incremental costs expected to be incurred by the Company.
Raymond R. Oneglia, Vice Chairman of the Board of Directors of O&G, is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. During the three years ended December 31, 2024, the Company had active joint ventures with O&G including a transportation project in Newark, New Jersey for the Newark AirTrain Replacement, a detention facility project in New York for the Manhattan Jail, and two mass-transit projects in Los Angeles, California to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations), where the Company’s and O&G’s joint venture interests are 75% and 25%, respectively, in each of these joint ventures. During the three years ended December 31, 2024, the Company also had active joint ventures for two completed infrastructure projects in the northeastern United States. O&G may provide equipment and services to these joint ventures on customary trade terms. There were no material payments made by these joint ventures to O&G for equipment or services during the years ended December 31, 2024, 2023 or 2022. During the year ended December 31, 2024, the Company also has an active joint venture with O&G for a bridge replacement project in Connecticut, in which the Company’s and O&G’s joint venture interests are 30% and 70%, respectively. The Company and its subsidiaries may provide equipment and services to this joint venture on customary trade terms. There were no material payments made by the joint venture to the Company for equipment or services during the year ended December 31, 2024.
Peter Arkley, President of National Brokerage at Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance-related services. The associated expenses for services provided for the years ended December 31, 2024, 2023 and 2022 were $14.9 million, $15.3 million and $11.4 million, respectively. The Company owed Alliant $6.0 million and $0.3 million as of December 31, 2024 and 2023, respectively, for services rendered.