Form 10-Q
period 2025-03-31
TUTOR PERINI CORP
filed 2025-05-07
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at May 1, 2025 was 52,702,538.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per common share amounts)	2025	2024
REVENUE	$1,246,633	$1,048,987
COST OF OPERATIONS	(1,112,232)	(933,736)
GROSS PROFIT	134,401	115,251
General and administrative expenses	(69,076)	(66,445)
INCOME FROM CONSTRUCTION OPERATIONS	65,325	48,806
Other income, net	4,688	5,311
Interest expense	(14,352)	(19,307)
INCOME BEFORE INCOME TAXES	55,661	34,810
Income tax expense	(12,912)	(7,308)
NET INCOME	42,749	27,502
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,751	11,742
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$27,998	$15,760
BASIC EARNINGS PER COMMON SHARE	$0.53	$0.30
DILUTED EARNINGS PER COMMON SHARE	$0.53	$0.30
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,537	52,092
DILUTED	53,010	52,515
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2025	2024
NET INCOME	$42,749	$27,502

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	302	321
Foreign currency translation adjustments	669	(927)
Unrealized gain (loss) in fair value of investments	1,305	(236)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	2,276	(842)

COMPREHENSIVE INCOME	45,025	26,660
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	15,229	11,275
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$29,796	$15,385
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of March 31, 2025	As of December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($161,906 and $131,738 related to variable interest entities (“VIEs”))	$276,489	$455,084
Restricted cash	40,296	9,104
Restricted investments	135,592	139,986
Accounts receivable ($85,435 and $51,953 related to VIEs)	1,298,255	986,893
Retention receivable ($180,920 and $171,704 related to VIEs)	591,623	560,163
Costs and estimated earnings in excess of billings ($142,088 and $95,219 related to VIEs)	947,539	942,522
Other current assets ($21,781 and $24,954 related to VIEs)	199,276	192,915
Total current assets	3,489,070	3,286,667
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $577,797 and $566,308 (net P&E of $15,907 and $19,876 related to VIEs)	440,626	422,988
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	65,509	66,069
DEFERRED INCOME TAXES	133,816	143,289
OTHER ASSETS	120,134	118,554
TOTAL ASSETS	$4,454,298	$4,242,710
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$13,842	$24,113
Accounts payable ($37,849 and $22,845 related to VIEs)	757,652	631,468
Retention payable ($20,394 and $19,744 related to VIEs)	242,061	240,971
Billings in excess of costs and estimated earnings ($372,307 and $326,561 related to VIEs)	1,375,597	1,216,623
Accrued expenses and other current liabilities ($31,332 and $16,391 related to VIEs)	239,011	219,525
Total current liabilities	2,628,163	2,332,700
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $21,029 and $21,977	391,750	510,025
OTHER LONG-TERM LIABILITIES	246,788	241,379
TOTAL LIABILITIES	3,266,701	3,084,104
COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 52,702,538 and 52,485,719 shares	52,703	52,486
Additional paid-in capital	1,142,299	1,146,800
Accumulated deficit	(2,577)	(30,575)
Accumulated other comprehensive loss	(32,190)	(33,988)
Total stockholders' equity	1,160,235	1,134,723
Noncontrolling interests	27,362	23,883
TOTAL EQUITY	1,187,597	1,158,606
TOTAL LIABILITIES AND EQUITY	$4,454,298	$4,242,710
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$42,749	$27,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,014	13,023
Amortization of intangible assets	560	559
Share-based compensation expense	6,565	5,524
Change in debt discounts and deferred debt issuance costs	1,088	1,806
Deferred income taxes	8,904	3,494
(Gain) loss on sale of property and equipment	97	(227)
Changes in other components of working capital	(43,983)	47,173
Other long-term liabilities	(6,427)	790
Other, net	1,296	(1,370)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,863	98,274

Cash Flows from Investing Activities:
Acquisition of property and equipment	(30,104)	(10,434)
Proceeds from sale of property and equipment	496	628
Investments in securities	(3,658)	(12,045)
Proceeds from maturities and sales of investments in securities	9,394	11,530
NET CASH USED IN INVESTING ACTIVITIES	(23,872)	(10,321)

Cash Flows from Financing Activities:
Proceeds from debt	60,000	—
Repayment of debt	(189,493)	(100,188)
Cash payments related to share-based compensation	(5,151)	(1,440)
Distributions paid to noncontrolling interests	(11,750)	(7,400)
Debt issuance, extinguishment and modification costs	—	(552)
NET CASH USED IN FINANCING ACTIVITIES	(146,394)	(109,580)

Net decrease in cash, cash equivalents and restricted cash	(147,403)	(21,627)
Cash, cash equivalents and restricted cash at beginning of period	464,188	394,680
Cash, cash equivalents and restricted cash at end of period	$316,785	$373,053
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 may not be indicative of the results that will be achieved for the full year ending December 31, 2025.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of March 31, 2025 and its consolidated statements of income and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
(2)Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for annual reporting periods beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$353,185	$252,516
Military facilities	101,128	105,144
Bridges	51,851	27,672
Detention facilities	45,987	373
Power and energy	30,611	26,198
Commercial and industrial sites	22,651	39,490
Other	4,628	20,772
Total Civil segment revenue	$610,041	$472,165

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2025	2024
Building segment revenue by end market:
Healthcare facilities	$214,548	$111,987
Detention facilities	88,004	31,648
Government	60,015	98,963
Education facilities	47,990	68,159
Mass transit (includes transportation projects)	29,510	61,175
Other	19,717	40,010
Total Building segment revenue	$459,784	$411,942

	Three Months Ended March 31,
(in thousands)	2025	2024
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$42,595	$48,126
Commercial and industrial facilities	32,190	28,210
Government	30,096	22,953
Multi-unit residential	25,569	24,726
Healthcare facilities	20,574	16,710
Water	10,785	14,216
Other	14,999	9,939
Total Specialty Contractors segment revenue	$176,808	$164,880

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$441,110	$221,175	$91,183	$753,468	$283,995	$246,519	$76,953	$607,467
Federal agencies	112,079	36,644	3,117	151,840	113,454	46,052	439	159,945
Private owners	56,852	201,965	82,508	341,325	74,716	119,371	87,488	281,575
Total revenue	$610,041	$459,784	$176,808	$1,246,633	$472,165	$411,942	$164,880	$1,048,987

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$538,414	$194,388	$143,245	$876,047	$422,720	$170,146	$139,503	$732,369
Guaranteed maximum price	181	235,615	5,359	241,155	46	187,300	623	187,969
Unit price	38,017	—	16,690	54,707	33,854	—	20,545	54,399
Cost plus fee and other	33,429	29,781	11,514	74,724	15,545	54,496	4,209	74,250
Total revenue	$610,041	$459,784	$176,808	$1,246,633	$472,165	$411,942	$164,880	$1,048,987

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the three months ended March 31, 2025 related to performance obligations satisfied (or partially satisfied) in prior periods by $17.4 million. Net revenue recognized during the three months ended March 31, 2024 related to performance obligations satisfied (or partially satisfied) in prior periods was immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2025, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $9.2 billion, $4.3 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. As of March 31, 2024, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.1 billion, $1.8 billion and $1.1 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
(4)Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets and liabilities on the Condensed Consolidated Balance Sheets consisted of the following consisted of the following:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Contract Assets:
Costs and estimated earnings in excess of billings:
Claims	$428,093	$451,770
Unapproved change orders	430,687	393,803
Other unbilled costs and profits	88,759	96,949
Total costs and estimated earnings in excess of billings	947,539	942,522

Contract Liabilities:
Billings in excess of costs and estimated earnings	$1,375,597	$1,216,623

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
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three months ended March 31, 2025 and 2024 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $634.7 million and $482.0 million, respectively.
(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Cash and cash equivalents available for general corporate purposes	$64,229	$265,647
Joint venture cash and cash equivalents	212,260	189,437
Cash and cash equivalents	276,489	455,084
Restricted cash	40,296	9,104
Total cash, cash equivalents and restricted cash	$316,785	$464,188
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per common share data)	2025	2024
Net income attributable to Tutor Perini Corporation	$27,998	$15,760

Weighted-average common shares outstanding, basic	52,537	52,092
Effect of dilutive RSUs and stock options	473	423
Weighted-average common shares outstanding, diluted	53,010	52,515

Net income attributable to Tutor Perini Corporation per common share:
Basic	$0.53	$0.30
Diluted	$0.53	$0.30

Anti-dilutive securities not included above	402	1,421
(7)Income Taxes
The Company recognized an income tax expense of $12.9 million for the three months ended March 31, 2025. The effective income tax rate was 23.2% for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2025 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of federal tax benefit) substantially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
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
(8)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through March 31, 2025:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2024	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2024	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2024	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of March 31, 2025	$205,143	$—	$—	$205,143
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Intangible Assets
Intangible assets consist of the following:

	As of March 31, 2025				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(30,919)	(23,232)	15,099	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(203,364)	$(113,067)	$65,509

	As of December 31, 2024				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(30,359)	(23,232)	15,659	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(202,804)	$(113,067)	$66,069
Amortization expense related to amortizable intangible assets for each of the three months ended March 31, 2025 and 2024 was $0.6 million. As of March 31, 2025, future amortization expense related to amortizable intangible assets will be approximately $1.7 million for the remainder of 2025, $2.2 million per year for the years 2026 through 2030 and $2.4 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2024. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three months ended March 31, 2025 or 2024.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(9)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2025	As of December 31, 2024
2024 Senior Notes	$378,971	$378,023
Term Loan B	—	121,863
Revolver	—	—
Equipment financing and mortgages	22,180	25,038
Other indebtedness	4,441	9,214
Total debt	405,592	534,138
Less: Current maturities	13,842	24,113
Long-term debt, net	$391,750	$510,025
The following table reconciles the outstanding debt balances to the reported debt balances as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025			As of December 31, 2024
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2024 Senior Notes	$400,000	$(21,029)	$378,971	$400,000	$(21,977)	$378,023
Term Loan B	—	—	—	121,863	—	121,863
The unamortized issuance costs related to the Revolver were $1.3 million and $1.4 million as of March 31, 2025 and December 31, 2024, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The average borrowing rates on the Term Loan B and the Revolver for the three months ended March 31, 2025 were approximately 9.2% and 10.8%, respectively.
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
As of March 31, 2025, the entire $170.0 million was available under the Revolver. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended March 31, 2025.
Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash interest expense:
Interest on Term Loan B	$876	$8,488
Interest on 2024 Senior Notes	11,875	—
Interest on 2017 Senior Notes	—	8,594
Interest on Revolver	121	—
Other interest	392	419
Total cash interest expense	13,264	17,501

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Term Loan B	—	1,318
Amortization of debt issuance costs on Revolver	140	195
Amortization of debt issuance costs on 2024 Senior Notes	948	—
Amortization of debt issuance costs on 2017 Senior Notes	—	293
Total non-cash interest expense	1,088	1,806

Total interest expense	$14,352	$19,307
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rate for the 2024 Senior Notes was 13.56% for the three months ended March 31, 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(10)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2025, the Company’s operating leases have remaining lease terms ranging from less than one year to 13 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease expense	$3,160	$3,320
Short-term lease expense(a)	13,485	12,323
	16,645	15,643
Less: Sublease income	294	199
Total lease expense	$16,351	$15,444
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of March 31, 2025	As of December 31, 2024
Assets
Right-of-use assets	Other assets	$44,230	$41,695
Total lease assets		$44,230	$41,695
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$7,636	$7,066
Long-term lease liabilities	Other long-term liabilities	40,849	38,630
Total lease liabilities		$48,485	$45,696
Weighted-average remaining lease term		7.6 years	8.0 years
Weighted-average discount rate		9.54%	9.73%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(2,912)	$(3,168)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$4,581	$4,154

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2025:

Year (in thousands)	Operating Leases
2025 (excluding the three months ended March 31, 2025)	$8,846
2026	10,347
2027	8,820
2028	8,420
2029	7,625
Thereafter	25,660
Total lease payments	69,718
Less: Imputed interest	21,233
Total	$48,485
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

Case Against Insurers

The TBM was insured under a Builder’s Risk Insurance Policy (the “Policy”) with Great Lakes Reinsurance (UK) PLC and a consortium of other insurers (the “Insurers”). STP submitted the claims to the Insurers and requested interim payments under the Policy. The Insurers refused to pay and denied coverage. In June 2015, STP filed a lawsuit in the King County Superior Court, State of Washington seeking declaratory relief, as well as damages as a result of the Insurers’ breach of their obligations under the terms of the Policy. On September 30, 2024, after several years of law and motion proceedings, a confidential settlement was reached resolving the case in full for a substantial sum. Payment was received in October 2024 and the case against the Insurers was dismissed. As a result of the settlement, STP resolved the claims of Hitachi Zosen (the manufacturer of the TBM) and the remaining subcontractor lawsuits pending on the project, including those with the Company’s subsidiaries.

Case Against Designer

On April 13, 2023, STP filed a case in the Washington Superior Court against HNTB Corporation (“HNTB”), STP’s design firm on the project, wherein STP alleges that HNTB is liable for providing design services that resulted in the TBM striking the steel pipe described above and for additional steel quantity costs associated with the project. Due to the resolution of the matter against the Insurers and WSDOT discussed above, and subject to any setoffs or contractual damages limitations, STP’s current claim against HNTB is expected to be in excess of $300 million and includes HNTB’s liability for providing design services, amounts paid by STP to WSDOT in liquidated damages and interest as well as certain subcontractor delay claims paid by STP to subcontractors in November 2024. The case is currently scheduled for trial to commence in April 2026. With respect to STP’s claims against HNTB, management has included in receivables an estimate of the total anticipated recovery concluded to be probable. The case against HNTB is the final case related to the project.
(12)Share-Based Compensation
As of March 31, 2025, there were 1,879,230 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the three months ended March 31, 2025 and 2024, the Company granted the following share-based instruments: (1) service-based RSUs totaling 68,638 and 30,000, respectively, with weighted-average grant date fair values per unit of $25.46 and $12.68, respectively; and (2) cash-settled restricted stock units (“CRSUs”) with service-based vesting conditions and payouts indexed to shares of the Company’s common stock totaling 307,131 and 673,855, respectively, with weighted-average grant date fair values per unit of $25.47 and $12.75, respectively. During the three months ended March 31, 2025, the Company granted 151,623 performance-based RSUs with a weighted-average grant date fair value per unit of $47.76. During the three months ended March 31, 2024, the Company also granted 645,180 cash-settled performance stock units (“CPSUs”) with weighted-average grant date fair value per unit of $19.17. The number of performance-based RSUs and CPSUs granted are shown at target-level performance.
As of March 31, 2025 and December 31, 2024, the Company recognized liabilities for CPSUs and CRSUs on the Condensed Consolidated Balance Sheets totaling approximately $29.0 million and $34.6 million, respectively. During the three months ended March 31, 2025 and 2024, the Company paid approximately $10.9 million and $1.0 million, respectively, to settle certain awards.
For the three months ended March 31, 2025 and 2024, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $6.6 million and $5.5 million, respectively. As of March 31, 2025, the balance of unamortized share-based compensation expense was $49.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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
The following table sets forth a summary of the net periodic benefit cost for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest cost	$933	$911
Service cost	170	231
Expected return on plan assets	(902)	(944)
Recognized net actuarial losses	414	437
Net periodic benefit cost	$615	$635
The Company contributed $0.7 million to its defined benefit pension plan during both the three months ended March 31, 2025 and 2024, and expects to contribute an additional $1.7 million in cash by the end of 2025.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025				As of December 31, 2024
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$276,489	$—	$—	$276,489	$455,084	$—	$—	$455,084
Restricted cash(a)	40,296	—	—	40,296	9,104	—	—	9,104
Restricted investments(b)	—	135,592	—	135,592	—	139,986	—	139,986
Investments in lieu of retention(c)	62,171	92,593	—	154,764	38,359	106,765	—	145,124
Total	$378,956	$228,185	$—	$607,141	$502,547	$246,751	$—	$749,298
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of March 31, 2025 and December 31, 2024, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of March 31, 2025 and December 31, 2024, and are composed of money market funds of $62.2 million and $38.4 million, respectively, and AFS debt securities of $92.6 million and $106.8 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Investments in AFS debt securities consisted of the following as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025				As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$115,378	$1,079	$(818)	$115,639	$118,421	$603	$(1,242)	$117,782
U.S. government agency securities	14,059	45	(519)	13,585	16,323	35	(663)	15,695
Municipal bonds	6,894	2	(709)	6,187	7,159	—	(831)	6,328
Corporate certificates of deposit	200	—	(19)	181	200	—	(19)	181
Total restricted investments	136,531	1,126	(2,065)	135,592	142,103	638	(2,755)	139,986

Investments in lieu of retention:
Corporate debt securities	90,604	372	(151)	90,825	106,014	224	(491)	105,747
Municipal bonds	1,602	177	(11)	1,768	830	188	—	1,018
Total investments in lieu of retention	92,206	549	(162)	92,593	106,844	412	(491)	106,765

Total AFS debt securities	$228,737	$1,675	$(2,227)	$228,185	$248,947	$1,050	$(3,246)	$246,751

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$3,476	$(23)	$27,630	$(795)	$31,106	$(818)
U.S. government agency securities	571	(35)	8,710	(484)	9,281	(519)
Municipal bonds	535	(5)	5,411	(704)	5,946	(709)
Corporate certificates of deposit	—	—	181	(19)	181	(19)
Total restricted investments	4,582	(63)	41,932	(2,002)	46,514	(2,065)

Investments in lieu of retention:
Corporate debt securities	13,468	(58)	23,487	(93)	36,955	(151)
Municipal bonds	374	(11)	—	—	374	(11)
Total investments in lieu of retention	13,842	(69)	23,487	(93)	37,329	(162)

Total AFS debt securities	$18,424	$(132)	$65,419	$(2,095)	$83,843	$(2,227)

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$23,985	$(159)	$30,384	$(1,083)	$54,369	$(1,242)
U.S. government agency securities	4,371	(43)	10,699	(620)	15,070	(663)
Municipal bonds	704	(13)	5,560	(818)	6,264	(831)
Corporate certificates of deposit	—	—	181	(19)	181	(19)
Total restricted investments	29,060	(215)	46,824	(2,540)	75,884	(2,755)

Investments in lieu of retention:
Corporate debt securities	24,470	(149)	37,755	(342)	62,225	(491)
Total investments in lieu of retention	24,470	(149)	37,755	(342)	62,225	(491)

Total AFS debt securities	$53,530	$(364)	$84,579	$(2,882)	$138,109	$(3,246)

The unrealized losses in AFS debt securities as of March 31, 2025 and December 31, 2024 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of March 31, 2025 and December 31, 2024.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2024, the Company has not recognized any impairment losses in earnings during the three months ended March 31, 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The amortized cost and fair value of AFS debt securities by contractual maturity as of March 31, 2025 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$70,227	$69,949
Due after one year through five years	146,911	147,405
Due after five years	11,599	10,831
Total	$228,737	$228,185
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2024 Senior Notes was $441.5 million and $441.9 million as of March 31, 2025 and December 31, 2024, respectively. The fair values of the 2024 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $121.9 million as of December 31, 2024. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of March 31, 2025 and December 31, 2024.
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
As of March 31, 2025, the Company had unconsolidated VIE-related current assets and noncurrent assets of $39.9 million and $2.5 million, respectively, as well as current liabilities of $38.6 million included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company had unconsolidated VIE-related current assets and liabilities of $26.7 million and $24.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of March 31, 2025.
As of March 31, 2025, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $592.1 million and $15.9 million, respectively, as well as current liabilities of $461.9 million related to the operations of its consolidated VIEs. As of December 31, 2024, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $475.6 million and $19.9 million, respectively, as well as current liabilities of $385.5 million related to the operations of its consolidated VIEs.

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
(16)Changes in Equity
A reconciliation of the changes in equity for the three months ended March 31, 2025 and 2024 is provided below:

	Three Months Ended March 31, 2025
(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2024	$52,486	$1,146,800	$(30,575)	$(33,988)	$23,883	$1,158,606
Net income	—	—	27,998	—	14,751	42,749
Other comprehensive income	—	—	—	1,798	478	2,276
Share-based compensation	—	867	—	—	—	867
Issuance of common stock, net	217	(5,368)	—	—	—	(5,151)
Distributions to noncontrolling interests	—	—	—	—	(11,750)	(11,750)
Balance - March 31, 2025	$52,703	$1,142,299	$(2,577)	$(32,190)	$27,362	$1,187,597

	Three Months Ended March 31, 2024
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 30, 2023	$52,025	$1,146,204	$133,146	$(39,787)	$(7,677)	$1,283,911
Net income	—	—	15,760	—	11,742	27,502
Other comprehensive loss	—	—	—	(375)	(467)	(842)
Share-based compensation	—	1,503	—	—	—	1,503
Issuance of common stock, net	259	(1,699)	—	—	—	(1,440)
Distributions to noncontrolling interests	—	—	—	—	(7,400)	(7,400)
Balance - March 31, 2024	$52,284	$1,146,008	$148,906	$(40,162)	$(3,802)	$1,303,234
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The components of other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$413	$(111)	$302	$437	$(116)	$321
Foreign currency translation adjustments	787	(118)	669	(1,082)	155	(927)
Unrealized gain (loss) in fair value of investments	1,644	(339)	1,305	(301)	65	(236)
Total other comprehensive income (loss)	2,844	(568)	2,276	(946)	104	(842)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	478	—	478	(467)	—	(467)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$2,366	$(568)	$1,798	$(479)	$104	$(375)
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2024	$(23,572)	$(8,657)	$(1,759)	$(33,988)
Other comprehensive income before reclassifications	—	313	1,201	1,514
Amounts reclassified from AOCI	302	—	(18)	284
Total other comprehensive income	302	313	1,183	1,798
Balance as of March 31, 2025	$(23,270)	$(8,344)	$(576)	$(32,190)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2024	$—	$(2,423)	$(60)	$(2,483)
Other comprehensive income	—	356	122	478
Balance as of March 31, 2025	$—	$(2,067)	$62	$(2,005)

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
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Component of AOCI:
Defined benefit pension plan adjustments(a)	$413	$437
Income tax benefit(b)	(111)	(116)
Net of tax	$302	$321

Unrealized (gain) loss in fair value of investment adjustments(a)	$(23)	$57
Income tax expense (benefit)(b)	5	(12)
Net of tax	$(18)	$45
___________________________________________________________________________________________________
(a)Amounts included in other income, net on the Condensed Consolidated Statements of Income.
(b)Amounts included in income tax expense on the Condensed Consolidated Statements of Income.
(18)Business Segments
The Company offers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of manpower, equipment, materials and subcontractors required for the timely completion of a project in accordance with the terms and specifications contained in a construction contract. The Company also offers self-performed construction services: site work, concrete forming and placement, steel erection, electrical, mechanical, plumbing, and HVAC (heating, ventilation and air conditioning). As described below, the Company’s business is conducted through three segments: Civil, Building and Specialty Contractors. These segments are determined based on how management aggregates its business units for making operating decisions and assessing performance, which takes into account certain qualitative and quantitative factors. The Company’s Chief Executive Officer and President, who is the Company’s chief operating decision maker (“CODM”), reviews information for each segment to evaluate performance and allocate resources. The CODM evaluates segment performance by comparing each segment’s historical, actual and forecasted revenue and operating income on a regular basis.
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
The Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC and fire protection systems for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment is strategically important to the Company because various business units within the segment participate in many of the Company’s larger Civil and Building segment projects, and the segment provides unique strengths and capabilities that allow the Company to position itself as a full-service contractor in key geographic markets with greater control over scheduled work, project delivery, and cost and risk management.
To the extent that a contract is co-managed and co-executed among segments, the Company allocates the share of revenues and costs of the contract to each segment to reflect the shared responsibilities in the management and execution of the project.
The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2025 and 2024:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total	Corporate		Consolidated Total
Three Months Ended March 31, 2025
Total revenue	$645,003	$488,324	$176,808	$1,310,135	$—		$1,310,135
Elimination of intersegment revenue	(34,962)	(28,540)	—	(63,502)	—		(63,502)
Revenue from external customers	$610,041	$459,784	$176,808	$1,246,633	$—		$1,246,633
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$508,773	$436,288	$167,171	$1,112,232	$—		$1,112,232
General and administrative expenses	$21,668	$13,037	$16,748	$51,453	$17,623		$69,076
Income (loss) from construction operations	$79,600	$10,459	$(7,111)	$82,948	$(17,623)	(a)	$65,325
Capital expenditures	$26,850	$1,016	$840	$28,706	$1,398		$30,104
Depreciation and amortization(b)	$10,690	$527	$604	$11,821	$753		$12,574

Three Months Ended March 31, 2024
Total revenue	$502,822	$422,176	$164,880	$1,089,878	$—		$1,089,878
Elimination of intersegment revenue	(30,657)	(10,234)	—	(40,891)	—		(40,891)
Revenue from external customers	$472,165	$411,942	$164,880	$1,048,987	$—		$1,048,987
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$381,624	$383,996	$168,116	$933,736	$—		$933,736
General and administrative expenses	$19,798	$11,826	$15,076	$46,700	$19,745		$66,445
Income (loss) from construction operations	$70,743	$16,120	$(18,312)	$68,551	$(19,745)	(a)	$48,806
Capital expenditures	$8,131	$217	$303	$8,651	$1,783		$10,434
Depreciation and amortization(b)	$10,254	$585	$598	$11,437	$2,145		$13,582
____________________________________________________________________________________________________
(a)Consists primarily of corporate general and administrative expenses. Corporate general and administrative expenses for the three months ended March 31, 2025 and 2024 included share-based compensation expense of $6.6 million ($4.8 million after tax, or $0.09 per diluted share) and $5.5 million ($4.1 million after tax, or $0.08 per diluted share), respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(b)Depreciation and amortization is included in income (loss) from construction operations.
Total assets by segment were as follows:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Civil	$3,819,512	$3,636,825
Building	1,241,307	1,085,998
Specialty Contractors	209,758	198,952
Corporate and other(a)	(816,279)	(679,065)
Total assets	$4,454,298	$4,242,710
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Geographic Information
Information concerning principal geographic areas is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue:
United States	$1,107,706	$905,352
Foreign and U.S. territories	138,927	143,635
Total revenue	$1,246,633	$1,048,987

(in thousands)	As of March 31, 2025	As of December 31, 2024
Assets:
United States	$3,968,681	$3,759,874
Foreign and U.S. territories	485,617	482,836
Total assets	$4,454,298	$4,242,710

Major Customer

Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 15.6% and 18.7% of the Company’s consolidated revenue for the three months ended March 31, 2025 and 2024, respectively.
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Income from construction operations	$65,325	$48,806
Other income, net	4,688	5,311
Interest expense	(14,352)	(19,307)
Income before income taxes	$55,661	$34,810

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of March 31, 2025 and the results of our operations for the three months ended March 31, 2025 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2024, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2024 and in Part II, Item 1A below.
Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statement that refers to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events, outcomes or circumstances, or the timing of those events, outcomes or circumstances, are forward-looking statements. Although such statements are based on currently available financial and economic data, as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable security laws. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, but are not limited to, the following:
•Unfavorable outcomes of existing or future litigation or dispute resolution proceedings against us or customers (project owners, developers, general contractors, etc.), subcontractors or suppliers, as well as failure to promptly recover significant working capital invested in projects subject to such matters;
•Revisions of estimates of contract risks, revenue or costs;
•Economic factors, such as inflation, tariffs, the timing of new awards, or the pace of project execution, which have resulted and may continue to result in losses or lower than anticipated profit;
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
•Client cancellations of, delays in, or reductions in scope under contracts reported in our backlog, as well as prospective project opportunities, including as a result of potential impacts from recently implemented tariffs or other government-related mandates;
•Increased competition and failure to secure new contracts;
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
•Impairment of our goodwill or other indefinite-lived intangible assets; and
•The exertion of influence over the Company by our executive chairman due to his position and significant ownership interests; and
•Other factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (“SEC”).
Executive Overview
Operating Results
Consolidated revenue for the three months ended March 31, 2025 was $1.2 billion, up 19% compared to the same period in 2024. The Company experienced solid year-over-year growth in all three segments, primarily driven by increased project execution activities on certain newer, higher-margin projects, all of which have significant scope of work remaining. These projects included a detention facility in New York, which contributed to the revenue growth across all three segments, a Civil segment mass-transit project in Hawaii and increased project execution activities on certain other Civil segment mass-transit projects in California.
Income from construction operations for the three months ended March 31, 2025 was $65.3 million, up 34% compared to the same period in 2024, primarily driven by contributions related to the increased project execution activities discussed above.
Income tax expense was $12.9 million for the three months ended March 31, 2025 compared to $7.3 million for the same period in 2024. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.
Diluted earnings per common share for the three months ended March 31, 2025 was $0.53 compared to diluted earnings per common share of $0.30 for the same period in 2024. The improvement for the first quarter of 2025 as compared to the same quarter last year was primarily due to the factors discussed above that resulted in the change in income from construction operations.
Consolidated new awards for the three months ended March 31, 2025 totaled $2.0 billion compared to $873 million for the same period in 2024. The Civil segment was the primary contributor to the new awards activity in the first quarter of 2025. The most significant new awards and contract adjustments in the first quarter of 2025 included the $1.18 billion Manhattan Tunnel project in New York; $241 million of additional funding for the Apra Harbor Waterfront Repairs project in Guam; $111 million of additional funding for certain healthcare facility projects in California; an electrical project in Texas valued at more than $100 million; and $99 million of additional funding for an existing electrical project, also in Texas.

Consolidated backlog as of March 31, 2025 was a record $19.4 billion, up 4% over the previous record backlog of $18.7 billion at the end of 2024. As of March 31, 2025, the mix of backlog by segment was approximately 50% for Civil, 35% for Building and 15% for Specialty Contractors.

The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2024 to March 31, 2025:

(in millions)	Backlog at December 31, 2024	New Awards(a)	Revenue Recognized	Backlog at March 31, 2025(b)
Civil	$8,835.6	$1,457.1	$(610.0)	$9,682.7
Building	7,026.9	142.1	(459.8)	6,709.2
Specialty Contractors	2,811.4	366.7	(176.8)	3,001.3
Total	$18,673.9	$1,965.9	$(1,246.6)	$19,393.2
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

With respect to potential concerns regarding the U.S. government’s increased scrutiny and curtailment of various federal spending programs, as well as varying new tariff policies that have recently been implemented, the Company does not currently anticipate any significant impacts to its business related to these factors. From a project funding perspective, the Company does not currently foresee the risk of any of its major projects in backlog being cancelled, delayed or defunded. Most of the Company’s major projects are funded at the state or local level, or with some combination of federal, state and local funding. For projects that are wholly or partially funded with federal dollars, the funding for those projects has already been committed and/or those projects are strategically important to the United States.

Specifically related to potential tariff impacts, the Company utilizes a pre-award and post-award strategy. As part of its pre-award strategy, the Company’s detailed estimating process includes consideration of anticipated cost increases over the performance period of the contract, as well as additional contingencies to address other potential incremental costs related to unforeseen risks. Prior to its bid or proposal submission, the Company also works to negotiate favorable contract provisions that provide entitlement for certain compensable events, which may include price escalations and allowances. Once the project is awarded, the Company’s strategy shifts to entering into purchase orders or “buy-outs” of materials, such as steel and concrete, as well as large pieces of equipment at the onset of projects, which mitigate the risk of future equipment and commodity price increases. Also at that time, the Company enters into fixed-price contracts with its key project subcontractors whereby the risk of unforeseen escalation is transferred to the subcontractor. The Company benefits from its long-term relationships with key suppliers, vendors and subcontractors, which minimize supply chain disruptions that could arise as a result of tariffs. While the Company believes this strategy appropriately mitigates the current risk of potential tariff impacts, there could be other unforeseen future developments. The Company will continue to monitor and assess its exposure to the economic environment.

The outlook for the Company’s revenue growth over the next several years remains favorable, particularly due to strong new award bookings in 2024 and through the first quarter of 2025, as well as other significant new awards that could be booked over the remainder of 2025. For example, the Company recently bid the multi-billion-dollar Midtown Bus Terminal Replacement project in New York and is awaiting contractor selection by the owner. Many of the Company’s newer projects are design-build projects that have an initial design phase over the first six to eighteen months during which smaller revenue and earnings are generated prior to the start of a multi-year construction phase that generates substantially larger revenue and earnings. Revenue growth could be impacted by unanticipated project delays or the timing of project bids, awards, commencements, ramp-up activities and completions. We anticipate that we will continue to win our share of significant new project awards resulting from long-term, well-funded capital spending plans by state, local and federal customers, as well as limited competition for many of the larger project opportunities.
Nationally, support for transportation-related ballot measures has remained high over the last decade. Since 2014, voters in 43 states approved 84 percent of nearly 3,000 state and local measures on general election ballots. The largest of these was in Los Angeles County, where in 2016 Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. Funding from this measure is supporting, and is expected to continue to support, several of the Company’s current and prospective projects. More recently, in the November 2024 elections, voters approved 77 percent of 370 transportation funding measures on state and local ballots throughout the country. These measures are expected to generate an estimated $41.4 billion in new and renewed funding for roads, bridges, rail and other infrastructure. Additionally, interest rates were lowered in September 2024, and some economists expect further rate reductions in 2025, though the actual timing and extent of any future rate reductions remains uncertain. Lower interest rates could support additional demand for continued infrastructure spending. In contrast, should interest rates rise, they could reach levels that may negatively impact demand, especially for certain types of Building segment projects that have already been experiencing such impacts, such as commercial offices and tenant improvement projects, which tend to be more economically sensitive than projects handled by our Civil segment.
The bipartisan Infrastructure Investment and Jobs Act (enacted in 2021) provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. The Company anticipates that this significant incremental funding will continue to be allocated through the end of 2026 with the funds spent over the 10 years from the law’s enactment (through 2031), and much of the funding is allocated for investments in end markets that are directly aligned with the Company’s market focus. Accordingly, the Company believes that this significant level of sustained, incremental funding has benefited, and will continue to favorably impact, the Company’s current work and prospective opportunities over the next decade.
For a more detailed discussion of the operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$610.0	$472.2
Income from construction operations	79.6	70.7
Revenue for the three months ended March 31, 2025 increased 29% compared to the same period in 2024, primarily due to increased project execution activities on certain large mass-transit projects in California and Hawaii, the Civil segment’s share of a detention facility project in New York and a mass-transit project in the Northeast, most of which have substantial scope of work remaining.
Income from construction operations for the three months ended March 31, 2025 increased 13% compared to the same period in 2024. The increase was due to contributions related to the increased project execution activities discussed above.
Operating margin was 13.0% for the three months ended March 31, 2025 compared to 15.0% for the same period in 2024. The change in operating margin was principally due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards in the Civil segment totaled $1.5 billion for the three months ended March 31, 2025 compared to $328.2 million for the same period in 2024. The most significant new awards and contract adjustments in the first quarter of 2025 included the $1.18 billion Manhattan Tunnel project in New York and $241 million of additional funding for the Apra Harbor Waterfront Repairs project in Guam.
Backlog for the Civil segment was $9.7 billion as of March 31, 2025, up 136% compared to $4.1 billion as of March 31, 2024, and set a new all-time record for the segment. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures, the Bipartisan Infrastructure Law, and by public agencies’ long-term spending plans. We believe that the Civil segment is well-positioned to capture its share of these prospective projects.

Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$459.8	$411.9
Income from construction operations	10.5	16.1
Revenue for the three months ended March 31, 2025 increased 12% compared to the same period in 2024, primarily due to increased project execution activities on a detention facility project in New York and a healthcare facility project in California, both of which have substantial scope of work remaining, partially offset by reduced project execution activities on a mass-transit project in California that is nearing completion.
Income from construction operations for the three months ended March 31, 2025 decreased by $5.6 million compared to the same period in 2024, driven by the absence of a prior-year immaterial favorable adjustment that resulted from a legal ruling related to a completed hospitality and gaming project, offset by the net increase in project execution activities discussed above.
Operating margin was 2.3% for the three months ended March 31, 2025 compared to 3.9% for the same period in 2024. The change in operating margin was principally due to the aforementioned factors that drove the changes in revenue and income from construction operations.
New awards in the Building segment totaled $142.1 million for the three months ended March 31, 2025 compared to $404.3 million for the same period in 2024. The most significant new awards and contract adjustments in the first quarter of 2025 included $111 million of additional funding for certain healthcare facility projects in California.
Certain Building segment end markets, such as healthcare, education, industrial/manufacturing, and hospitality and gaming, continue to show strong demand for new and renovated facilities. However, continued elevated interest rates and potential increases in materials and equipment costs due to recently implemented tariff policies could negatively impact this demand.
Backlog for the Building segment was $6.7 billion as of March 31, 2025 up 61% compared to $4.2 billion as of March 31, 2024. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations. In addition, there are various healthcare and education projects underway in California that are in the preconstruction phase, with only a modest amount of current backlog recorded for them. Most of these projects are expected to advance into the construction phase this year, and we anticipate that we will book significant additional backlog for these projects in 2025 as a result.
Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$176.8	$164.9
Loss from construction operations	(7.1)	(18.3)
Revenue for the three months ended March 31, 2025 increased 7% compared to the same period in 2024, primarily due to increased project execution activities on the electrical and mechanical components of a mass-transit project in California and a detention facility project in New York, both of which have substantial scope of work remaining.
Loss from construction operations for the three months ended March 31, 2025 was $7.1 million compared to $18.3 million for the same period in 2024. The improvement was primarily due to the absence of a prior-year immaterial unfavorable adjustment pertaining to an arbitration ruling on a completed electrical project in New York and, to a lesser extent, contributions related to the increase in project execution activities discussed above.
Operating margin was (4.0)% for the three months ended March 31, 2025 compared to (11.1)% for the same period in 2024. The change in operating margin was principally due to the aforementioned factors that drove the changes in revenue and loss from construction operations.

New awards in the Specialty Contractors segment totaled $366.7 million for the three months ended March 31, 2025 compared to $140.3 million for the same period in 2024. The most significant new awards and contract adjustments in the first quarter of 2025 included an electrical project in Texas valued at more than $100 million and $99 million of additional funding for an existing electrical project, also in Texas.
Backlog for the Specialty Contractors segment was $3.0 billion as of March 31, 2025, up 75% compared to $1.7 billion as of March 31, 2024, and set a new all-time record for the segment. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. We believe that the segment remains well-positioned to capture its share of new projects, leveraging the size and scale of our business units that operate in New York, Texas, Florida and California and the strong reputation held by these business units for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $17.6 million and $19.7 million during the three months ended March 31, 2025 and 2024, respectively.
Other Income, Net, Interest Expense and Income Tax Expense

	Three Months Ended March 31,
(in millions)	2025	2024
Other income, net	$4.7	$5.3
Interest expense	(14.4)	(19.3)
Income tax expense	(12.9)	(7.3)
Other income, net for the three and three months ended March 31, 2025 was essentially flat when compared to the same period in 2024.
Interest expense for the three months ended March 31, 2025 decreased $4.9 million compared to the same period in 2024 primarily due to lower outstanding debt driven by the payoff of the Term Loan B in the first quarter of 2025, as discussed further in Liquidity and Capital Resources. The Company expects interest expense to decrease over the remainder of 2025 and beyond.
The Company recognized an income tax expense of $12.9 million for the three months ended March 31, 2025 resulting in an effective income tax rate was 23.2%. The effective income tax rate for the three months ended March 31, 2025 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of the federal tax benefit) substantially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
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

Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $170.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of March 31, 2025, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond, as discussed further below in Debt below. During the first quarter of 2025, we voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B. We expect strong operating cash flow to continue in 2025 based on projected cash collections, both from project execution activities and the resolution of outstanding claims and change orders. In addition, we expect to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes.
Cash and Working Capital
Cash and cash equivalents were $276.5 million as of March 31, 2025 compared to $455.1 million as of December 31, 2024. The decrease in cash and cash equivalents during the period was primarily due to the early payoff of the Term Loan B. Cash immediately available for general corporate purposes was $64.2 million and $265.6 million as of March 31, 2025 and December 31, 2024, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $175.9 million as of March 31, 2025 compared to $149.1 million as of December 31, 2024. Restricted cash and restricted investments at March 31, 2025 were primarily held to secure insurance-related contingent obligations and deposits.
During the three months ended March 31, 2025, net cash provided by operating activities was $22.9 million. The net cash provided by operating activities for the 2025 period was primarily due to cash generated by earnings sources, partially offset by an increase in net project working capital. The increase in net project working capital was primarily due to an increase in accounts receivable, partially offset by an increase in billings in excess of costs and estimated earnings (“BIE”) primarily due to advanced payments on newer projects for mobilization and other initial project costs, and an increase in accounts payable, as a result of the timing of payments to subcontractors and vendors. As of March 31, 2025, BIE of $1.4 billion exceeded costs and estimated earnings in excess of billings of $947.5 million resulting in a net BIE position. During the three months ended March 31, 2024, net cash provided by operating activities was $98.3 million. The net cash provided by operating activities for the 2024 period was primarily due to cash generated by earnings sources and a decrease in investment in project working capital. The decrease in investment in project working capital was primarily due to an increase in accounts payable, as a result of the timing of payments to subcontractors and vendors, partially offset by a decrease in BIE.
Cash flow from operating activities for the first three months of 2025 decreased $75.4 million compared to the same period in 2024. The decrease in cash flow from operating activities for the first three months of 2025 compared to 2024 primarily reflects an increase in net project working capital in the current period compared to a decrease in the prior-year period, partially offset by higher cash generated by earning sources in the current period compared to the prior-year period. The increase in net project working capital in the 2025 period was primarily due to a larger current-year increase in accounts receivable compared to last year, and a current-year increase in retention receivable compared to a decrease last year. The increase in net project working capital was partially offset by current-year increases in BIE and accrued expenses compared to decreases last year. While both periods were positively impacted by collections associated with previously disputed matters, such collections in the 2024 period were significant whereas such collections in the 2025 period were immaterial.
Net cash used in investing activities during the first three months of 2025 was $23.9 million primarily due to the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $30.1 million, partially offset by net cash provided by investment transactions of $5.7 million and proceeds from the sale of property and equipment of $0.5 million. Net cash used in investing activities during the first three months of 2024 was $10.3 million primarily due to the acquisition of property and equipment for projects totaling $10.4 million.
Net cash used in financing activities was $146.4 million for the first three months of 2025, which was primarily driven by a $129.5 million net repayment of debt (including the $121.9 million repayment of the remaining balance on the Term Loan B discussed below in Debt), and $11.8 million of net distributions to noncontrolling interests. Net cash used in financing activities was $109.6 million for the first three months of 2024, which was primarily driven by a $100.2 million net repayment of debt and $7.4 million of distributions to noncontrolling interests.
At March 31, 2025, we had working capital of $0.9 billion, a ratio of current assets to current liabilities of 1.33 and a ratio of debt to equity of 0.34, compared to working capital of $1.0 billion, a ratio of current assets to current liabilities of 1.41 and a ratio of debt to equity of 0.46 at December 31, 2024.

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

As of March 31, 2025, the Revolver had unused available borrowing capacity of $170.0 million, and the outstanding balance of the 2024 Senior Notes was $400.0 million. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) (and the London Interbank Offered Rate (“LIBOR”) prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the three months ended March 31, 2025 were approximately 9.2% and 10.8%, respectively. At March 31, 2025, the borrowing rate on the Revolver was 10.8%. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.
The table below presents our actual and required First Lien Net Leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
March 31, 2025
	Actual	Required
First lien net leverage ratio	(0.20) to 1.00(a)	≤ 2.25 : 1.00
____________________________________________________________________________________________________
(a) The ratio was negative because the Company’s cash and cash equivalents available for general corporate purposes exceeded Indebtedness, resulting in negative First Lien Net Indebtedness, both as defined in the 2020 Credit Agreement.
As amended, the 2020 Credit Agreement requires, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 3.50:1.00, effective the fiscal quarter ended December 31, 2022 and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of March 31, 2025, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Contractual Obligations
There have been no material changes in our contractual obligations from those described in our Annual Report on Form 10‑K for the year ended December 31, 2024.
Critical Accounting Policies and Estimates
There has been no material change in our significant accounting policies and estimates disclosed in Note 1 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10‑K for the year ended December 31, 2024 and in Part II, Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2024.
Recently Issued Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in Part II, Item 7A of our Annual Report on Form 10‑K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10‑Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (a) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10‑K for the year ended December 31, 2024, updated by Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Mine Safety Disclosures
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. For the quarter ended March 31, 2025, we do not have any mine safety violations or other regulatory matters to disclose pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.
Item 5. Other Information
(c) Trading Plans
During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

Exhibits	Description
10.1*	Form of Separation Benefits Agreement.
10.2*	Amended and Restated Long-Term Incentive Bonus Agreement, effective as of October 1, 2023, by and between Tutor Perini Corporation and Kristiyan Assouri.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
_____________________________________________________________________________________________________________
*    Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: May 7, 2025	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Executive Vice President and Chief Financial Officer