Form 10-Q
period 2025-06-30
TUTOR PERINI CORP
filed 2025-08-06
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at July 31, 2025 was 52,743,248.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share amounts)	2025	2024	2025	2024
REVENUE	$1,373,681	$1,127,470	$2,620,314	$2,176,457
COST OF OPERATIONS	(1,177,686)	(1,010,392)	(2,289,918)	(1,944,129)
GROSS PROFIT	195,995	117,078	330,396	232,328
General and administrative expenses	(119,565)	(76,585)	(188,641)	(143,029)
INCOME FROM CONSTRUCTION OPERATIONS	76,430	40,493	141,755	89,299
Other income, net	6,204	5,838	10,892	11,149
Interest expense	(13,588)	(23,084)	(27,940)	(42,391)
INCOME BEFORE INCOME TAXES	69,046	23,247	124,707	58,057
Income tax expense	(21,960)	(7,278)	(34,872)	(14,586)
NET INCOME	47,086	15,969	89,835	43,471
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27,112	15,157	41,863	26,899
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$19,974	$812	$47,972	$16,572
BASIC EARNINGS PER COMMON SHARE	$0.38	$0.02	$0.91	$0.32
DILUTED EARNINGS PER COMMON SHARE	$0.38	$0.02	$0.90	$0.31
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,724	52,327	52,631	52,210
DILUTED	53,194	52,848	53,102	52,682
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
NET INCOME	$47,086	$15,969	$89,835	$43,471

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	289	321	591	642
Foreign currency translation adjustments	2,144	(703)	2,813	(1,630)
Unrealized gain (loss) in fair value of investments	829	125	2,134	(111)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3,262	(257)	5,538	(1,099)

COMPREHENSIVE INCOME	50,348	15,712	95,373	42,372
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	28,428	14,964	43,657	26,239
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$21,920	$748	$51,716	$16,133
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of June 30, 2025	As of December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($198,873 and $131,738 related to variable interest entities (“VIEs”))	$526,090	$455,084
Restricted cash	20,990	9,104
Restricted investments	157,373	139,986
Accounts receivable ($189,220 and $51,953 related to VIEs)	1,337,652	986,893
Retention receivable ($198,276 and $171,704 related to VIEs)	629,735	560,163
Costs and estimated earnings in excess of billings ($117,234 and $95,219 related to VIEs)	856,379	942,522
Other current assets ($95,196 and $24,954 related to VIEs)	370,003	192,915
Total current assets	3,898,222	3,286,667
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $559,970 and $566,308 (net P&E of $16,250 and $19,876 related to VIEs)	454,554	422,988
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	64,950	66,069
DEFERRED INCOME TAXES	117,173	143,289
OTHER ASSETS	130,035	118,554
TOTAL ASSETS	$4,870,077	$4,242,710
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$26,120	$24,113
Accounts payable ($60,841 and $22,845 related to VIEs)	716,428	631,468
Retention payable ($23,766 and $19,744 related to VIEs)	254,077	240,971
Billings in excess of costs and estimated earnings ($465,721 and $326,561 related to VIEs)	1,684,397	1,216,623
Accrued expenses and other current liabilities ($25,994 and $16,391 related to VIEs)	274,908	219,525
Total current liabilities	2,955,930	2,332,700
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $20,047 and $21,977	393,298	510,025
OTHER LONG-TERM LIABILITIES	281,030	241,379
TOTAL LIABILITIES	3,630,258	3,084,104
COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 52,743,248 and 52,485,719 shares	52,743	52,486
Additional paid-in capital	1,145,283	1,146,800
Retained earnings (deficit)	17,397	(30,575)
Accumulated other comprehensive loss	(30,244)	(33,988)
Total stockholders' equity	1,185,179	1,134,723
Noncontrolling interests	54,640	23,883
TOTAL EQUITY	1,239,819	1,158,606
TOTAL LIABILITIES AND EQUITY	$4,870,077	$4,242,710
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$89,835	$43,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,356	26,470
Amortization of intangible assets	1,119	1,118
Share-based compensation expense	61,970	22,437
Change in debt discounts and deferred debt issuance costs	2,209	4,366
Deferred income taxes	24,903	5,969
(Gain) loss on sale of property and equipment	(2,928)	595
Changes in other components of working capital	83,171	49,150
Other long-term liabilities	(4,128)	1,188
Other, net	4,768	(3,351)
NET CASH PROVIDED BY OPERATING ACTIVITIES	285,275	151,413

Cash Flows from Investing Activities:
Acquisition of property and equipment	(56,940)	(21,352)
Proceeds from sale of property and equipment	4,235	1,434
Investments in securities	(33,730)	(22,073)
Proceeds from maturities and sales of investments in securities	18,754	17,979
NET CASH USED IN INVESTING ACTIVITIES	(67,681)	(24,012)

Cash Flows from Financing Activities:
Proceeds from debt	188,215	597,900
Repayment of debt	(304,865)	(800,819)
Cash payments related to share-based compensation	(5,152)	(2,194)
Distributions paid to noncontrolling interests	(20,400)	(12,400)
Contributions from noncontrolling interests	7,500	—
Debt issuance, extinguishment and modification costs	—	(25,079)
NET CASH USED IN FINANCING ACTIVITIES	(134,702)	(242,592)

Net increase (decrease) in cash, cash equivalents and restricted cash	82,892	(115,191)
Cash, cash equivalents and restricted cash at beginning of period	464,188	394,680
Cash, cash equivalents and restricted cash at end of period	$547,080	$279,489
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 may not be indicative of the results that will be achieved for the full year ending December 31, 2025.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position as of June 30, 2025 and its consolidated statements of income and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
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
(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$420,683	$289,587	$773,868	$542,103
Military facilities	101,559	117,779	202,687	222,923
Bridges	104,083	62,308	155,934	89,980
Detention facilities	38,726	4,572	84,713	4,946
Power and energy	38,057	35,728	68,668	61,926
Commercial and industrial sites	24,657	36,630	47,308	76,120
Other	6,422	(116)	11,050	20,655
Total Civil segment revenue	$734,187	$546,488	$1,344,228	$1,018,653

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Building segment revenue by end market:
Healthcare facilities	$233,426	$135,954	$447,974	$247,941
Detention facilities	75,911	26,893	163,915	58,541
Government	63,106	87,225	123,121	186,188
Education facilities	36,761	84,190	84,751	152,349
Mass transit (includes transportation projects)	35,718	57,323	65,228	118,498
Other	17,160	26,281	36,877	66,291
Total Building segment revenue	$462,082	$417,866	$921,866	$829,808

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$56,173	$48,826	$98,768	$96,952
Commercial and industrial facilities	33,576	30,213	65,766	58,423
Government	26,098	18,491	56,194	41,444
Multi-unit residential	22,917	20,298	48,486	45,024
Healthcare facilities	23,883	14,718	44,457	31,428
Water	5,511	14,702	16,296	28,918
Other	9,254	15,868	24,253	25,807
Total Specialty Contractors segment revenue	$177,412	$163,116	$354,220	$327,996

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$546,827	$210,780	$91,906	$849,513	$345,619	$248,117	$83,127	$676,863
Federal agencies	123,675	34,821	2,049	160,545	119,312	46,085	339	165,736
Private owners	63,685	216,481	83,457	363,623	81,557	123,664	79,650	284,871
Total revenue	$734,187	$462,082	$177,412	$1,373,681	$546,488	$417,866	$163,116	$1,127,470

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$987,937	$431,955	$183,089	$1,602,981	$629,614	$494,636	$160,080	$1,284,330
Federal agencies	235,754	71,465	5,166	312,385	232,766	92,137	778	325,681
Private owners	120,537	418,446	165,965	704,948	156,273	243,035	167,138	566,446
Total revenue	$1,344,228	$921,866	$354,220	$2,620,314	$1,018,653	$829,808	$327,996	$2,176,457

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$628,757	$186,184	$135,912	$950,853	$452,823	$186,050	$136,345	$775,218
Guaranteed maximum price	41	239,460	7,459	246,960	88	190,643	937	191,668
Unit price	91,214	—	19,864	111,078	75,313	—	20,280	95,593
Cost plus fee and other	14,175	36,438	14,177	64,790	18,264	41,173	5,554	64,991
Total revenue	$734,187	$462,082	$177,412	$1,373,681	$546,488	$417,866	$163,116	$1,127,470

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,185,134	$378,234	$279,157	$1,842,525	$875,543	$356,196	$275,848	$1,507,587
Guaranteed maximum price	222	475,075	12,818	488,115	134	377,943	1,560	379,637
Unit price	129,231	—	36,554	165,785	109,167	—	40,825	149,992
Cost plus fee and other	29,641	68,557	25,691	123,889	33,809	95,669	9,763	139,241
Total revenue	$1,344,228	$921,866	$354,220	$2,620,314	$1,018,653	$829,808	$327,996	$2,176,457

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was positively impacted by $20.4 million and $2.7 million during the three and six months ended June 30, 2025, respectively, due to performance obligations satisfied (or partially satisfied) in prior periods. Revenue was negatively impacted by $9.0 million and $15.6 million during the three and six months ended June 30, 2024, respectively, due to performance obligations satisfied (or partially satisfied) in prior periods. Refer to Note 19, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2025, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $9.0 billion, $5.0 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. As of June 30, 2024, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.4 billion, $2.2 billion and $1.1 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
(4)Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Contract assets and liabilities on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Contract Assets:
Costs and estimated earnings in excess of billings:
Claims	$389,752	$451,770
Unapproved change orders	403,241	393,803
Other unbilled costs and profits	63,386	96,949
Total costs and estimated earnings in excess of billings	856,379	942,522

Contract Liabilities:
Billings in excess of costs and estimated earnings	$1,684,397	$1,216,623
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 12, Commitments and Contingencies, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and six months ended June 30, 2025 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $681.0 million and $752.4 million, respectively. Revenue recognized during the three and six months ended June 30, 2024 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $483.2 million and $726.3 million, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Cash and cash equivalents available for general corporate purposes	$231,105	$265,647
Joint venture cash and cash equivalents	294,985	189,437
Cash and cash equivalents	526,090	455,084
Restricted cash	20,990	9,104
Total cash, cash equivalents and restricted cash	$547,080	$464,188
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
(6)Other Current Assets
Other current assets consist of the following:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Capitalized contract costs	$299,504	$100,593
Other	70,499	92,322
Total other current assets	$370,003	$192,915
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs, which are primarily comprised of prepaid insurance premiums, are generally expensed to the associated contract over the period of anticipated use on the project. During the three and six months ended June 30, 2025, $14.5 million and $32.4 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and six months ended June 30, 2024, $15.6 million and $31.9 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
(7)Earnings Per Common Share
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share data)	2025	2024	2025	2024
Net income attributable to Tutor Perini Corporation	$19,974	$812	$47,972	$16,572

Weighted-average common shares outstanding, basic	52,724	52,327	52,631	52,210
Effect of dilutive RSUs and stock options	470	521	471	472
Weighted-average common shares outstanding, diluted	53,194	52,848	53,102	52,682

Net income attributable to Tutor Perini Corporation per common share:
Basic	$0.38	$0.02	$0.91	$0.32
Diluted	$0.38	$0.02	$0.90	$0.31

Anti-dilutive securities not included above	98	925	250	1,173
(8)Income Taxes
The Company recognized income tax expense of $22.0 million and $34.9 million for the three and six months ended June 30, 2025, respectively. The effective income tax rate was 31.8% and 28.0% for the three and six months ended June 30, 2025, respectively. The effective income tax rate for both the three and six months ended June 30, 2025 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
The Company recognized income tax expense of $7.3 million and $14.6 million for the three and six months ended June 30, 2024, respectively. The effective income tax rate was 31.3% and 25.1% for the three and six months ended June 30, 2024, respectively. The effective income tax rate for both the three and six months ended June 30, 2024 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of the federal tax benefit), partially offset by the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company).
On July 4, 2025, H.R.1, commonly known as the One Big Beautiful Bill Act, was enacted, which includes a broad range of tax reform provisions. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The Company is evaluating the impact of the new legislation but does not expect it to have a material impact on its consolidated financial statements.
(9)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through June 30, 2025:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2024	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2024	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2024	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of June 30, 2025	$205,143	$—	$—	$205,143

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
Intangible Assets
Intangible assets consist of the following:

	As of June 30, 2025				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(31,478)	(23,232)	14,540	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(203,923)	$(113,067)	$64,950

	As of December 31, 2024				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(30,359)	(23,232)	15,659	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(202,804)	$(113,067)	$66,069
Amortization expense related to amortizable intangible assets for the three and six months ended June 30, 2025 was $0.5 million and $1.1 million, respectively. Amortization expense related to amortizable intangible assets for the three and six months ended June 30, 2024 was $0.6 million and $1.1 million, respectively. As of June 30, 2025, future amortization expense related to amortizable intangible assets will be approximately $1.1 million for the remainder of 2025, $2.2 million per year for the years 2026 through 2030 and $2.4 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2024. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three and six months ended June 30, 2025 or 2024.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(10)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2025	As of December 31, 2024
2024 Senior Notes	$379,953	$378,023
Term Loan B	—	121,863
Revolver	—	—
Equipment financing and mortgages	23,912	25,038
Other indebtedness	15,553	9,214
Total debt	419,418	534,138
Less: Current maturities	26,120	24,113
Long-term debt, net	$393,298	$510,025
The following table reconciles the outstanding debt balances to the reported debt balances as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2024 Senior Notes	$400,000	$(20,047)	$379,953	$400,000	$(21,977)	$378,023
Term Loan B	—	—	—	121,863	—	121,863
The unamortized issuance costs related to the Revolver were $1.2 million and $1.4 million as of June 30, 2025 and December 31, 2024, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The average borrowing rates on the Term Loan B and the Revolver for the six months ended June 30, 2025 were approximately 9.2% and 10.8%, respectively.
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
As of June 30, 2025, the entire $170.0 million was available under the Revolver. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended June 30, 2025.
Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cash interest expense:
Interest on Term Loan B	$—	$7,084	$876	$15,572
Interest on 2024 Senior Notes	11,875	8,708	23,750	8,708
Interest on 2017 Senior Notes	—	2,960	—	11,554
Interest on Revolver	72	973	193	973
Other interest	520	799	912	1,218
Total cash interest expense	12,467	20,524	25,731	38,025

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Term Loan B	—	473	—	1,791
Amortization of debt issuance costs on Revolver	139	158	279	353
Amortization of debt issuance costs on 2024 Senior Notes	982	632	1,930	632
Amortization of debt issuance costs on 2017 Senior Notes	—	99	—	392
Non-cash portion of loss on extinguishment	—	1,198	—	1,198
Total non-cash interest expense	1,121	2,560	2,209	4,366

Total interest expense	$13,588	$23,084	$27,940	$42,391
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rate for the 2024 Senior Notes was 13.56% for the six months ended June 30, 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(11)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2025, the Company’s operating leases have remaining lease terms ranging from less than one year to 13 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$3,561	$3,202	$6,721	$6,522
Short-term lease expense(a)	14,577	13,545	28,062	25,868
	18,138	16,747	34,783	32,390
Less: Sublease income	297	203	591	402
Total lease expense	$17,841	$16,544	$34,192	$31,988
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of June 30, 2025	As of December 31, 2024
Assets
Right-of-use assets	Other assets	$55,604	$41,695
Total lease assets		$55,604	$41,695
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$10,367	$7,066
Long-term lease liabilities	Other long-term liabilities	49,746	38,630
Total lease liabilities		$60,113	$45,696
Weighted-average remaining lease term		6.8 years	8.0 years
Weighted-average discount rate		9.02%	9.73%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(6,218)	$(6,359)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$18,295	$6,147

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2025:

Year (in thousands)	Operating Leases
2025 (excluding the six months ended June 30, 2025)	$7,751
2026	14,056
2027	12,559
2028	11,879
2029	9,410
Thereafter	26,699
Total lease payments	82,354
Less: Imputed interest	22,241
Total	$60,113
(12)Commitments and Contingencies
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
(13)Share-Based Compensation
As of June 30, 2025, there were 3,676,245 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the six months ended June 30, 2025 and 2024, the Company granted the following share-based instruments: (1) service-based RSUs totaling 408,111 and 30,000, respectively, with weighted-average grant date fair values per unit of $36.50 and $12.68, respectively; (2) cash-settled restricted stock units (“CRSUs”) with service-based vesting conditions and payouts indexed to shares of the Company’s common stock totaling 381,410 and 673,855, respectively, with weighted-average grant date fair values per unit of $27.59 and $12.75, respectively; and (3) shares of unrestricted stock issued to its directors as part of their annual retainer totaling 40,710 and 73,716, respectively, with weighted-average grant date fair values per unit of $36.35 and $20.89, respectively. During the six months ended June 30, 2025, the Company granted 151,623 performance-based RSUs with a weighted-average grant date fair value per unit of $47.76. During the six months ended June 30, 2024, the Company also granted 645,180 cash-settled performance stock units (“CPSUs”) with a weighted-average grant date fair value per unit of $19.17. The number of performance-based RSUs and CPSUs granted are shown at target-level performance.
As of June 30, 2025 and December 31, 2024, the Company recognized liabilities for CPSUs and CRSUs on the Condensed Consolidated Balance Sheets totaling approximately $81.8 million and $34.6 million, respectively. During the six months ended June 30, 2025 and 2024, the Company paid approximately $11.6 million and $2.9 million, respectively, to settle certain awards.
For the three and six months ended June 30, 2025, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $55.4 million and $62.0 million, respectively, and $16.9 million and $22.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the balance of unamortized share-based compensation expense was $90.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(14)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans.
The following table sets forth a summary of the net periodic benefit cost for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest cost	$933	$910	$1,866	$1,821
Service cost	170	232	340	463
Expected return on plan assets	(903)	(944)	(1,805)	(1,888)
Recognized net actuarial losses	414	438	828	875
Net periodic benefit cost	$614	$636	$1,229	$1,271
The Company contributed $1.3 million to its defined benefit pension plan during both the six months ended June 30, 2025 and 2024, and expects to contribute an additional $1.2 million in cash by the end of 2025.
(15)Fair Value Measurements
The fair value hierarchy established by ASC 820, Fair Value Measurement, prioritizes the use of inputs used in valuation techniques into the following three levels:
•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•Level 3 inputs are unobservable
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025				As of December 31, 2024
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$526,090	$—	$—	$526,090	$455,084	$—	$—	$455,084
Restricted cash(a)	20,990	—	—	20,990	9,104	—	—	9,104
Restricted investments(b)	—	157,373	—	157,373	—	139,986	—	139,986
Investments in lieu of retention(c)	37,797	127,195	—	164,992	38,359	106,765	—	145,124
Total	$584,877	$284,568	$—	$869,445	$502,547	$246,751	$—	$749,298
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of June 30, 2025 and December 31, 2024, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of June 30, 2025 and December 31, 2024, and are composed of money market funds of $37.8 million and $38.4 million, respectively, and AFS debt securities of $127.2 million and $106.8 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Investments in AFS debt securities consisted of the following as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025				As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$137,782	$1,611	$(600)	$138,793	$118,421	$603	$(1,242)	$117,782
U.S. government agency securities	12,367	47	(453)	11,961	16,323	35	(663)	15,695
Municipal bonds	7,084	10	(657)	6,437	7,159	—	(831)	6,328
Corporate certificates of deposit	199	—	(17)	182	200	—	(19)	181
Total restricted investments	157,432	1,668	(1,727)	157,373	142,103	638	(2,755)	139,986

Investments in lieu of retention:
Corporate debt securities	118,759	605	(41)	119,323	106,014	224	(491)	105,747
Municipal bonds	7,896	170	(194)	7,872	830	188	—	1,018
Total investments in lieu of retention	126,655	775	(235)	127,195	106,844	412	(491)	106,765

Total AFS debt securities	$284,087	$2,443	$(1,962)	$284,568	$248,947	$1,050	$(3,246)	$246,751
The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$3,192	$(12)	$24,301	$(588)	$27,493	$(600)
U.S. government agency securities	918	(36)	7,076	(417)	7,994	(453)
Municipal bonds	524	(3)	5,299	(654)	5,823	(657)
Corporate certificates of deposit	—	—	182	(17)	182	(17)
Total restricted investments	4,634	(51)	36,858	(1,676)	41,492	(1,727)

Investments in lieu of retention:
Corporate debt securities	10,631	(41)	—	—	10,631	(41)
Municipal bonds	6,869	(194)	—	—	6,869	(194)
Total investments in lieu of retention	17,500	(235)	—	—	17,500	(235)

Total AFS debt securities	$22,134	$(286)	$36,858	$(1,676)	$58,992	$(1,962)

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

The unrealized losses in AFS debt securities as of June 30, 2025 and December 31, 2024 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of June 30, 2025 and December 31, 2024.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2024, the Company has not recognized any impairment losses in earnings during the six months ended June 30, 2025.
The amortized cost and fair value of AFS debt securities by contractual maturity as of June 30, 2025 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$48,220	$47,953
Due after one year through five years	224,643	226,073
Due after five years	11,224	10,542
Total	$284,087	$284,568
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2024 Senior Notes was $451.2 million and $441.9 million as of June 30, 2025 and December 31, 2024, respectively. The fair values of the 2024 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $121.9 million as of December 31, 2024. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of June 30, 2025 and December 31, 2024.
(16)Variable Interest Entities (VIEs)
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
As of June 30, 2025, the Company had unconsolidated VIE-related current assets and noncurrent assets of $45.8 million and $3.8 million, respectively, as well as current liabilities of $53.2 million included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company had unconsolidated VIE-related current assets and liabilities of $26.7 million and $24.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of June 30, 2025.
As of June 30, 2025, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $798.8 million and $25.3 million, respectively, as well as current and noncurrent liabilities of $576.3 million and $7.0 million, respectively, related to the operations of its consolidated VIEs. As of December 31, 2024, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $475.6 million and $19.9 million, respectively, as well as current liabilities of $385.5 million related to the operations of its consolidated VIEs.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(17)Changes in Equity
A reconciliation of the changes in equity for the three and six months ended June 30, 2025 and 2024 is provided below:

	Three Months Ended June 30, 2025
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - March 31, 2025	$52,703	$1,142,299	$(2,577)	$(32,190)	$27,362	$1,187,597
Net income	—	—	19,974	—	27,112	47,086
Other comprehensive income	—	—	—	1,946	1,316	3,262
Share-based compensation	—	2,984	—	—	—	2,984
Issuance of common stock, net	40	—	—	—	—	40
Contributions from noncontrolling interests	—	—	—	—	7,500	7,500
Distributions to noncontrolling interests	—	—	—	—	(8,650)	(8,650)
Balance - June 30, 2025	$52,743	$1,145,283	$17,397	$(30,244)	$54,640	$1,239,819

	Six Months Ended June 30, 2025
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2024	$52,486	$1,146,800	$(30,575)	$(33,988)	$23,883	$1,158,606
Net income	—	—	47,972	—	41,863	89,835
Other comprehensive income	—	—	—	3,744	1,794	5,538
Share-based compensation	—	3,851	—	—	—	3,851
Issuance of common stock, net	257	(5,368)	—	—	—	(5,111)
Contributions from noncontrolling interests	—	—	—	—	7,500	7,500
Distributions to noncontrolling interests	—	—	—	—	(20,400)	(20,400)
Balance - June 30, 2025	$52,743	$1,145,283	$17,397	$(30,244)	$54,640	$1,239,819

	Three Months Ended June 30, 2024
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - March 31, 2024	$52,284	$1,146,008	$148,906	$(40,162)	$(3,802)	$1,303,234
Net income	—	—	812	—	15,157	15,969
Other comprehensive loss	—	—	—	(64)	(193)	(257)
Share-based compensation	—	2,852	—	—	—	2,852
Issuance of common stock, net	105	(786)	—	—	—	(681)
Distributions to noncontrolling interests	—	—	—	—	(5,000)	(5,000)
Balance - June 30, 2024	$52,389	$1,148,074	$149,718	$(40,226)	$6,162	$1,316,117

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
(18)Other Comprehensive Income (Loss)
ASC 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation and the unrealized gain (loss) of investments as components of accumulated other comprehensive income (loss) (“AOCI”).
The components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$395	$(106)	$289	$438	$(117)	$321
Foreign currency translation adjustments	2,477	(333)	2,144	(869)	166	(703)
Unrealized gain in fair value of investments	1,033	(204)	829	153	(28)	125
Total other comprehensive income (loss)	3,905	(643)	3,262	(278)	21	(257)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1,316	—	1,316	(193)	—	(193)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$2,589	$(643)	$1,946	$(85)	$21	$(64)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$808	$(217)	$591	$875	$(233)	$642
Foreign currency translation adjustments	3,264	(451)	2,813	(1,951)	321	(1,630)
Unrealized gain (loss) in fair value of investments	2,677	(543)	2,134	(148)	37	(111)
Total other comprehensive income (loss)	6,749	(1,211)	5,538	(1,224)	125	(1,099)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1,794	—	1,794	(660)	—	(660)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$4,955	$(1,211)	$3,744	$(564)	$125	$(439)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2025	$(23,270)	$(8,344)	$(576)	$(32,190)
Other comprehensive income before reclassifications	—	914	743	1,657
Amounts reclassified from AOCI	289	—	—	289
Total other comprehensive income	289	914	743	1,946
Balance as of June 30, 2025	$(22,981)	$(7,430)	$167	$(30,244)
Attributable to Noncontrolling Interests:
Balance as of March 31, 2025	$—	$(2,067)	$62	$(2,005)
Other comprehensive income	—	1,230	86	1,316
Balance as of June 30, 2025	$—	$(837)	$148	$(689)

	Six Months Ended June 30, 2025
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2024	$(23,572)	$(8,657)	$(1,759)	$(33,988)
Other comprehensive income before reclassifications	—	1,227	1,944	3,171
Amounts reclassified from AOCI	591	—	(18)	573
Total other comprehensive income	591	1,227	1,926	3,744
Balance as of June 30, 2025	$(22,981)	$(7,430)	$167	$(30,244)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2024	$—	$(2,423)	$(60)	$(2,483)
Other comprehensive income	—	1,586	208	1,794
Balance as of June 30, 2025	$—	$(837)	$148	$(689)

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
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Component of AOCI:
Defined benefit pension plan adjustments(a)	$395	$438	$808	$875
Income tax benefit(b)	(106)	(117)	(217)	(233)
Net of tax	$289	$321	$591	$642

Unrealized (gain) loss in fair value of investment adjustments(a)	$—	$(38)	$(23)	$19
Income tax expense (benefit)(b)	—	8	5	(4)
Net of tax	$—	$(30)	$(18)	$15
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

(19)Business Segments
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2025 and 2024:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate	Consolidated Total
Three Months Ended June 30, 2025
Total revenue	$784,615	$486,035	$177,412	$1,448,062		$—	$1,448,062
Elimination of intersegment revenue	(50,428)	(23,953)	—	(74,381)		—	(74,381)
Revenue from external customers	$734,187	$462,082	$177,412	$1,373,681		$—	$1,373,681
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$570,117	$426,592	$180,942	$1,177,651		$35	$1,177,686
General and administrative expenses(a)	23,955	13,040	14,486	51,481		68,084	119,565
Income (loss) from construction operations	$140,115	$22,450	$(18,016)	$144,549	(b)	$(68,119)	$76,430
Capital expenditures	$24,558	$522	$1,260	$26,340		$496	$26,836
Depreciation and amortization(c)	$11,078	$543	$671	$12,292		$609	$12,901

Three Months Ended June 30, 2024
Total revenue	$577,519	$433,797	$163,066	$1,174,382		$—	$1,174,382
Elimination of intersegment revenue	(31,031)	(15,931)	50	(46,912)		—	(46,912)
Revenue from external customers	$546,488	$417,866	$163,116	$1,127,470		$—	$1,127,470
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$450,258	$402,934	$156,451	$1,009,643		$749	$1,010,392
General and administrative expenses(a)	20,643	9,885	14,511	45,039		31,546	76,585
Income (loss) from construction operations	$75,587	$5,047	$(7,846)	$72,788		$(32,295)	$40,493
Capital expenditures	$9,479	$68	$(30)	$9,517		$1,401	$10,918
Depreciation and amortization(c)	$10,727	$585	$574	$11,886		$2,120	$14,006
____________________________________________________________________________________________________
(a)General and administrative expenses for the three months ended June 30, 2025 and 2024 included share-based compensation expense of $55.4 million ($55.1 million after tax, or $1.04 per diluted share) and $16.9 million ($16.7 million after tax, or $0.32 per diluted share), respectively.
(b)During the three months ended June 30, 2025, the Company’s income (loss) from construction operations was impacted by favorable adjustments totaling $28.0 million ($20.3 million after tax, or $0.38 per diluted share) due to the settlement of certain change orders, as well as changes in estimates due to improved performance on a Civil segment mass-transit project in the Midwest.
(c)Depreciation and amortization is included in income (loss) from construction operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate	Consolidated Total
Six Months Ended June 30, 2025
Total revenue	$1,429,618	$974,359	$354,220	$2,758,197		$—	$2,758,197
Elimination of intersegment revenue	(85,390)	(52,493)	—	(137,883)		—	(137,883)
Revenue from external customers	$1,344,228	$921,866	$354,220	$2,620,314		$—	$2,620,314
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$1,078,890	$862,880	$348,113	$2,289,883		$35	$2,289,918
General and administrative expenses(a)	45,623	26,077	31,234	102,934		85,707	188,641
Income (loss) from construction operations	$219,715	$32,909	$(25,127)	$227,497	(b)	$(85,742)	$141,755
Capital expenditures	$51,408	$1,538	$2,100	$55,046		$1,894	$56,940
Depreciation and amortization(c)	$21,768	$1,070	$1,275	$24,113		$1,362	$25,475

Six Months Ended June 30, 2024
Total revenue	$1,080,341	$855,973	$327,946	$2,264,260		$—	$2,264,260
Elimination of intersegment revenue	(61,688)	(26,165)	50	(87,803)		—	(87,803)
Revenue from external customers	$1,018,653	$829,808	$327,996	$2,176,457		$—	$2,176,457
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$831,882	$786,930	$324,567	$1,943,379		$750	$1,944,129
General and administrative expenses(a)	40,441	21,711	29,587	91,739		51,290	143,029
Income (loss) from construction operations	$146,330	$21,167	$(26,158)	$141,339		$(52,040)	$89,299
Capital expenditures	$17,610	$285	$273	$18,168		$3,184	$21,352
Depreciation and amortization(c)	$20,981	$1,170	$1,172	$23,323		$4,265	$27,588
____________________________________________________________________________________________________
(a)General and administrative expenses for the six months ended June 30, 2025 and 2024 included share-based compensation expense of $62.0 million ($61.5 million after tax, or $1.16 per diluted share) and $22.4 million ($22.1 million after tax, or $0.42 per diluted share), respectively.
(b)During the six months ended June 30, 2025, the Company’s income (loss) from construction operations was impacted by favorable adjustments totaling $28.0 million ($20.3 million after tax, or $0.38 per diluted share) due to the settlement of certain change orders, as well as changes in estimates due to improved performance on a Civil segment mass-transit project in the Midwest.
(c)Depreciation and amortization is included in income (loss) from construction operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Total assets by segment were as follows:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Civil	$4,063,249	$3,636,825
Building	1,375,154	1,085,998
Specialty Contractors	217,113	198,952
Corporate and other(a)	(785,439)	(679,065)
Total assets	$4,870,077	$4,242,710
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Geographic Information
Information concerning principal geographic areas is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue:
United States	$1,233,387	$972,392	$2,341,093	$1,877,744
Foreign and U.S. territories	140,294	155,078	279,221	298,713
Total revenue	$1,373,681	$1,127,470	$2,620,314	$2,176,457

(in thousands)	As of June 30, 2025	As of December 31, 2024
Assets:
United States	$4,322,725	$3,759,874
Foreign and U.S. territories	547,352	482,836
Total assets	$4,870,077	$4,242,710

Major Customers

Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 15.3% and 15.4% of the Company’s consolidated revenue for the three and six months ended June 30, 2025, respectively, and 19.0% and 18.9% of the Company’s consolidated revenue for the three and six months ended June 30, 2024, respectively. Revenue from an additional customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 10.2% of the Company’s consolidated revenue for the six months ended June 30, 2025.
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Income from construction operations	$76,430	$40,493	$141,755	$89,299
Other income, net	6,204	5,838	10,892	11,149
Interest expense	(13,588)	(23,084)	(27,940)	(42,391)
Income before income taxes	$69,046	$23,247	$124,707	$58,057

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of June 30, 2025 and the results of our operations for the three and six months ended June 30, 2025 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2024, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2024 and in Part II, Item 1A below.
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
Executive Overview
Operating Results
Consolidated revenue for the three and six months ended June 30, 2025 was $1.4 billion and $2.6 billion, up 21.8% and 20.4% respectively, compared to $1.1 billion and $2.2 billion for the same periods in 2024. The Company experienced strong year-over-year growth in all three segments, primarily driven by increased project execution activities on certain newer, higher-margin projects, all of which have significant scope of work remaining. These projects included a detention facility in New York, which contributed to the revenue growth across all three segments, a Civil segment mass-transit project in Hawaii and increased project execution activities on certain other Civil segment mass-transit projects in California and the Northeast.
Income from construction operations for the three and six months ended June 30, 2025 was $76.4 million and $141.8 million, up 88.7% and 58.7% respectively, compared to $40.5 million and $89.3 million for the same periods in 2024. For both periods of 2025, the increase was primarily driven by contributions related to the increased project execution activities discussed above and by current-period favorable adjustments totaling $28.0 million due to the settlement of certain change orders, as well as changes in estimates due to improved performance on a Civil segment mass-transit project in the Midwest. Both periods of 2025 were negatively impacted by a significant increase in share-based compensation expense of $38.5 million and $39.5 million, respectively, as compared to the same periods in 2024. The increase in share-based compensation expense was primarily due to a substantial increase in the Company’s stock price for both periods of 2025 as compared to the same periods of 2024, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings.
Income tax expense was $22.0 million and $34.9 million for the three and six months ended June 30, 2025, respectively, compared to $7.3 million and $14.6 million for the same periods in 2024. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.
Diluted earnings per common share for the three and six months ended June 30, 2025 was $0.38 and $0.90, respectively, compared to diluted earnings per common share of $0.02 and $0.31 for the same periods in 2024. Adjusted diluted earnings per common share, which is a non-GAAP financial measure and excludes share-based compensation expense (and the associated tax benefit) for the three and six months ended June 30, 2025 was $1.41 and $2.06, respectively. The improvement for both periods in 2025 was primarily due to the factors discussed above that resulted in the positive change in income from construction operations for such periods. Refer to the Non-GAAP Financial Measures section below for further information and a reconciliation of the Company's financial results reported under generally accepted accounting principles in the United States (“GAAP”) to the reported adjusted results.

Consolidated new awards for the three and six months ended June 30, 2025 totaled $3.1 billion and $5.0 billion, respectively, compared to $1.6 billion and $2.4 billion for the same periods in 2024. The Civil segment was the primary contributor to the new awards activity in the second quarter of 2025. The most significant new awards and contract adjustments in the second quarter of 2025 included the $1.87 billion Midtown Bus Terminal Replacement - Phase 1 project in New York, a $538 million healthcare project in California; two civil works projects in the Midwest collectively valued at $127 million; $90 million of additional funding for a mass-transit project in California; and $54 million of additional funding for another healthcare project in California. The Company has been successful in winning its share of major new project opportunities due to a combination of its strategic bidding approach and favorable market dynamics, including limited competition in select markets for some of the larger projects. This environment, which is supported by strong public funding and demand, has allowed the Company to differentiate itself and deliver compelling proposals that align with the customer’s goals and expectations. The Company expects that this environment will continue for the foreseeable future.

Consolidated backlog as of June 30, 2025 was a record $21.1 billion, up 9% over the previous record backlog of $19.4 billion at the end of the first quarter of 2025. As of June 30, 2025, the mix of backlog by segment was approximately 53% for Civil, 33% for Building and 14% for Specialty Contractors. Backlog for the Civil and Specialty Contractors segments as of June 30, 2025 also set new records.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2024 to June 30, 2025:

(in millions)	Backlog at December 31, 2024	New Awards(a)	Revenue Recognized	Backlog at June 30, 2025(b)
Civil	$8,835.6	$3,675.9	$(1,344.2)	$11,167.3
Building	7,026.9	806.1	(921.9)	6,911.1
Specialty Contractors	2,811.4	547.7	(354.2)	3,004.9
Total	$18,673.9	$5,029.7	$(2,620.3)	$21,083.3
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

The outlook for the Company’s revenue growth over the next several years remains highly favorable due to strong new award bookings of large, long-duration projects over the past two years, as well as other significant new awards that are expected to be booked over the remainder of 2025. For example, the Company has various building projects in California, mostly in the healthcare sector, that are in the preconstruction phase. These projects are expected to move from preconstruction to construction later this year or in 2026, and they include a large healthcare project that is anticipated to be awarded the construction phase later in 2025 at a value of nearly $1 billion. Many of the Company’s newer projects are design-build projects that have an initial design phase over the first six to eighteen months during which smaller revenue and earnings are generated prior to the start of a multi-year construction phase that generates substantially larger revenue and earnings. We anticipate that we will continue to win our share of significant new project awards resulting from long-term, well-funded capital spending plans by state, local and federal customers, as well as limited competition for many of the larger project opportunities.

Nationally, support for transportation-related ballot measures has remained high over the last decade. Since 2014, voters in 43 states approved 84 percent of nearly 3,000 state and local measures on general election ballots. The largest of these was in Los Angeles County, where in 2016 Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. Funding from this measure is supporting, and is expected to continue to support, several of the Company’s current and prospective projects. More recently, in the November 2024 elections, voters approved 77 percent of 370 transportation funding measures on state and local ballots throughout the country. These measures are expected to generate an estimated $41.4 billion in new and renewed funding for roads, bridges, rail and other infrastructure. Additionally, interest rates were lowered in the fall of 2024, and some economists expect further rate reductions in 2025, though the actual timing and extent of any future rate reductions remains uncertain. Lower interest rates could support additional demand for continued infrastructure spending. In contrast, should interest rates rise, they could reach levels that may negatively impact demand, especially for certain types of Building segment projects that have already been experiencing such impacts, such as commercial offices and tenant improvement projects, which tend to be more economically sensitive than projects handled by our Civil segment.
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
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements presented under GAAP, we are presenting certain non-GAAP financial measures. These non-GAAP financial measures are intended to provide additional insights that facilitate the comparison of our past and present performance, and they are among the indicators management uses to assess the Company’s financial performance and to forecast future performance. By including these non-GAAP financial measures, we aim to provide investors and stakeholders a clearer understanding of our operating results and enhance transparency with respect to the key financial metrics used by our management in its financial and operational decision-making.
These non-GAAP financial measures, which exclude share-based compensation expense for the three and six months ended June 30, 2025 and 2024 (as well as the tax benefit associated with the expense), include adjusted net income attributable to the Company and adjusted earnings per share. We exclude share-based compensation expense because this expense could result in significant volatility in our reported earnings, driven primarily by fluctuations in the expense recognized for certain long-term incentive compensation awards with payouts that are indexed to the Company’s common stock. By adjusting for share-based compensation, our non-GAAP measures present a supplemental depiction of our operational performance and financial health. This approach allows stakeholders to focus on our core operational efficiency and profitability without the variable impact to earnings caused by significant changes in our stock price. Our non-GAAP measures are intended to offer a consistent basis for evaluating the Company’s performance, which management believes is meaningful to stakeholders.

The non-GAAP financial measures included in this Quarterly Report on Form 10‑Q as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. Additionally, these non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable measures prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis.

Reconciliations of these non-GAAP financial measures are found in the table below:

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share amounts)	2025	2024	2025	2024
Net income attributable to Tutor Perini Corporation, as reported	$20.0	$0.8	$48.0	$16.6
Plus: Share-based compensation expense(a)	55.4	16.9	62.0	22.4
Less: Tax benefit provided on share-based compensation expense	(0.3)	(0.2)	(0.5)	(0.3)
Adjusted net income attributable to Tutor Perini Corporation	$75.1	$17.5	$109.5	$38.7

Diluted earnings per common share, as reported	$0.38	$0.02	$0.90	$0.31
Plus: Share-based compensation expense impact per diluted share	1.04	0.32	1.17	0.43
Less: Tax benefit provided on share-based compensation expense per diluted share	(0.01)	(0.00)	(0.01)	(0.01)
Adjusted diluted earnings per common share	$1.41	$0.34	$2.06	$0.73
___________________________________________________________________________________________________
(a)The amount represents share-based compensation expense recorded during the three and six months ended June 30, 2025 and 2024. This includes expense associated with certain long-term incentive compensation awards that have payouts indexed to the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period have caused and could continue to cause significant fluctuations in the reported expense. The increase in the expense for the three and six months ended June 30, 2025 as compared to the prior-year periods was driven by the substantial increase in the price of the Company’s stock during the 2025 period.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$734.2	$546.5	$1,344.2	$1,018.7
Income from construction operations	140.1	75.6	219.7	146.3
Revenue for the three and six months ended June 30, 2025 increased 34.3% and 32.0%, respectively, compared to the same periods in 2024. For both periods of 2025, the substantial growth was primarily due to increased project execution activities on certain large mass-transit projects in California and Hawaii, the Civil segment’s share of a detention facility project in New York and two mass-transit projects in the Northeast, all of which have substantial scope of work remaining.
Income from construction operations for the three and six months ended June 30, 2025 was $140.1 million and $219.7 million, up 85.4% and 50.2%, respectively, compared to $75.6 million and $146.3 million for the same periods in 2024. The significant increase for both periods was primarily due to contributions related to the increased project execution activities discussed above and current-period favorable adjustments totaling $28.0 million due to the settlement of certain change orders, as well as changes in estimates due to improved performance on a mass-transit project in the Midwest.
Operating margin was 19.1% and 16.3% for the three and six months ended June 30, 2025, respectively, compared to 13.8% and 14.4% for the same periods in 2024. The increased operating margins were principally due to the above-mentioned factors that drove the increases in revenue and income from construction operations.
New awards in the Civil segment totaled $2.2 billion and $3.7 billion for the three and six months ended June 30, 2025 compared to $814.5 million and $1.1 billion for the same periods in 2024. The most significant new awards and contract adjustments in the second quarter of 2025 included the $1.87 billion Midtown Bus Terminal Replacement - Phase 1 project in

New York; two civil works projects in the Midwest collectively valued at $127 million; and $90 million of additional funding for a mass-transit project in California.
Backlog for the Civil segment was $11.2 billion as of June 30, 2025, up 156% compared to $4.4 billion as of June 30, 2024, and set a new all-time record for the segment. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, supported by substantial anticipated funding from various voter-approved transportation measures, the bipartisan Infrastructure Investment and Jobs Act, and by public agencies’ long-term spending plans. We believe that the Civil segment is well-positioned to continue capturing its share of these prospective projects, with the majority of near-term opportunities on the West Coast, in the Midwest, and in the Indo-Pacific region.
Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$462.1	$417.9	$921.9	$829.8
Income from construction operations	22.5	5.0	32.9	21.2
Revenue for the three and six months ended June 30, 2025 increased 10.6% and 11.1%, respectively, compared to the same periods in 2024, primarily due to increased project execution activities on a detention facility project in New York and a healthcare facility project in California, both of which have substantial scope of work remaining, partially offset by reduced project execution activities on a mass-transit project in California that is nearing completion.
Income from construction operations for the three and six months ended June 30, 2025 was $22.5 million and $32.9 million, up 344.8% and 55.5%, respectively, compared to $5.0 million and $21.2 million for the same periods in 2024. The increase for both periods was primarily due to contributions related to the increased project execution activities discussed above.
Operating margin was 4.9% and 3.6% for the three and six months ended June 30, 2025 compared to 1.2% and 2.6% for the same periods in 2024. The increased operating margins were principally due to the above-mentioned factors that drove the increases in revenue and income from construction operations.
New awards in the Building segment totaled $664.0 million and $806.1 million for the three and six months ended June 30, 2025 compared to $436.7 million and $841.0 million for the same periods in 2024. The most significant new awards and contract adjustments in the second quarter of 2025 included a $538 million healthcare project in California and $54 million of additional funding for another healthcare project in California.
Certain Building segment end markets, such as healthcare, education, industrial/manufacturing, and hospitality and gaming, continue to show strong demand for new and renovated facilities. However, continued elevated interest rates and potential increases in materials and equipment costs due to recently implemented tariff policies could negatively impact this demand.
Backlog for the Building segment was $6.9 billion as of June 30, 2025 up 65% compared to $4.2 billion as of June 30, 2024. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations. In addition, there are various healthcare and education projects underway in California that are in the preconstruction phase, with only a portion of their full anticipated value included in our reported backlog. These projects are expected to soon advance to the construction phase — most of them later this year and a few in 2026, and consequently we anticipate that we will book significant additional backlog for these projects in 2025 and 2026.
Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$177.4	$163.1	$354.2	$328.0
Loss from construction operations	(18.0)	(7.8)	(25.1)	(26.2)

Revenue for the three and six months ended June 30, 2025 increased 8.8% and 8.0%, respectively, compared to the same periods in 2024, primarily due to increased project execution activities on the electrical and mechanical components of certain newer projects in the Northeast, California and Florida, all of which have substantial scope of work remaining.
Loss from construction operations for the three months ended June 30, 2025 was $18.0 million compared to $7.8 million for the same period of 2024. For the second quarter of 2025, the increased loss was primarily due to unfavorable adjustments totaling $14.6 million related to the settlement of certain legacy claims in the Northeast, none of which were individually material, partially offset by contributions related to the increased project execution activities discussed above. Loss from construction operations for the six months ended June 30, 2025 was $25.1 million compared to $26.2 million for the same period of 2024. For the first six months of 2025, the impact of the above-mentioned adjustments was largely offset by the absence of an immaterial prior-year unfavorable adjustment on a completed electrical project in New York. Both periods of 2025 were favorably impacted by early-stage contributions of certain newer projects that are expected to ramp up substantially over the next several years.
Operating margin was (10.2)% and (7.1)% for the three and six months ended June 30, 2025 compared to (4.8)% and (8.0)% for the same periods in 2024. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and loss from construction operations.
New awards in the Specialty Contractors segment totaled $181.0 million and $547.7 million for the three and six months ended June 30, 2025 compared to $313.0 million and $453.3 million for the same periods in 2024. The most significant new awards and contract adjustments in the second quarter of 2025 included $43 million of additional funding on a detention facility project in New York.
Backlog for the Specialty Contractors segment was $3.0 billion as of June 30, 2025, up 61% compared to $1.9 billion as of June 30, 2024, and set a new all-time record for the segment. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. We believe that the segment remains well-positioned to continue capturing its share of other new projects, leveraging the strong reputation held by the business units in this segment for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $68.1 million and $85.7 million during the three and six months ended June 30, 2025, respectively, compared to $31.5 million and $51.3 million for the same periods in 2024. The increase in corporate general and administrative expenses in 2025 compared to 2024 was primarily due to a substantial increase in share-based compensation expense that resulted from a higher stock price, which impacted the fair value of certain liability-classified awards. The Company expects share-based compensation expense to be higher than previously anticipated for the full year of 2025, but it is projected to decrease considerably in 2026 and further in 2027 once certain awards have vested.
Other Income, Net, Interest Expense and Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Other income, net	$6.2	$5.8	$10.9	$11.1
Interest expense	(13.6)	(23.1)	(27.9)	(42.4)
Income tax expense	(22.0)	(7.3)	(34.9)	(14.6)
Interest expense for the three and six months ended June 30, 2025 decreased $9.5 million and $14.5 million compared to the same periods in 2024 primarily due to lower outstanding debt driven by the payoff of the Term Loan B in the first quarter of 2025, as discussed further in Liquidity and Capital Resources.
The Company recognized income tax expense of $22.0 million and $34.9 million for the three and six months ended June 30, 2025 resulting in an effective income tax rate was 31.8% and 28.0%, respectively. The effective income tax rate for the three and six months ended June 30, 2025 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of the federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.

The Company recognized income tax expense of $7.3 million and $14.6 million for the three and six months ended June 30, 2024, respectively. The effective income tax rate was 31.3% and 25.1% for the three and six months ended June 30, 2024, respectively. The effective income tax rate for both the three and six months ended June 30, 2024 was higher than the 21.0% federal statutory rate primarily due to non-deductible expenses and state income taxes (net of the federal tax benefit), partially offset by the earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company).
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $170.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of June 30, 2025, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond, as discussed further below in Debt below. During the first quarter of 2025, we voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B. We generated a record amount of operating cash in the first six months of 2025, as discussed below in Cash and Working Capital. We expect strong operating cash flow to continue for the remainder of 2025 based on projected cash collections, both from project execution activities and the resolution of outstanding claims and change orders. In addition, we expect to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes.
Cash and Working Capital
Cash and cash equivalents were $526.1 million as of June 30, 2025 compared to $455.1 million as of December 31, 2024. Cash immediately available for general corporate purposes was $231.1 million and $265.6 million as of June 30, 2025 and December 31, 2024, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $178.4 million as of June 30, 2025 compared to $149.1 million as of December 31, 2024. Restricted cash and restricted investments at June 30, 2025 were primarily held to secure insurance-related contingent obligations and deposits.
During the six months ended June 30, 2025, net cash provided by operating activities was $285.3 million, the largest result for the first six months of any year. The net cash provided by operating activities for the 2025 period was primarily due to cash generated by earnings sources and a decrease in net project working capital. The decrease in net project working capital was primarily due to an increase in billings in excess of costs and estimated earnings (“BIE”) largely due to advanced payments on newer projects for mobilization and other initial project costs, partially offset by an increase in accounts receivable. In addition, the Company's balance of costs and estimated earnings in excess of billings (“CIE”) was $856.4 million as of June 30, 2025, down $86.1 million (or 9%) compared to the balance at the end of 2024 and at the lowest level it has been since the second quarter of 2017. This reduction in CIE was primarily driven by the resolution and billing of various previously disputed matters. As of June 30, 2025, BIE of $1.7 billion exceeded CIE of $856.4 million resulting in a net BIE position. During the six months ended June 30, 2024, net cash provided by operating activities was $151.4 million. The net cash provided by operating activities for the 2024 period was primarily due to cash generated by earnings sources and a reduction in net project working capital. The reduction in net project working capital was primarily due to an increase in accounts payable, as a result of the timing of payments to subcontractors and vendors, partially offset by a decrease in BIE.
Cash flow from operating activities for the first six months of 2025 increased $133.9 million compared to the same period in 2024. The increase in cash flow from operating activities for the first six months of 2025 compared to 2024 primarily reflects higher cash generated by earning sources in the current period compared to the prior-year period, as well as a larger decrease in net project working capital in the current period compared to the prior-year period. The decrease in net project working capital in the 2025 period was primarily due to a current-year increase in BIE compared to a decrease last year, partially offset by a larger current-year increase in accounts receivable compared to last year, and a current-year increase in other current assets compared to a decrease last year. While both periods were positively impacted by collections associated with previously disputed matters as mentioned above, such collections in the 2024 period were significant whereas such collections in 2025 were lower relative to total operating cash flow.
Net cash used in investing activities during the first six months of 2025 was $67.7 million primarily due to the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $56.9 million and other net cash used in investment transactions of $15.0 million. Net cash used in investing activities during the first six months of 2024 was $24.0 million primarily due to the acquisition of property and equipment for projects totaling $21.4 million.

Net cash used in financing activities was $134.7 million for the first six months of 2025, which was primarily driven by a $116.7 million net repayment of debt (including the $121.9 million repayment of the remaining balance on the Term Loan B discussed below in Debt). Net cash used in financing activities was $242.6 million for the first six months of 2024, which was primarily driven by a $202.9 million net repayment of debt and $25.1 million of payments for debt issuance costs related to debt transactions during the period.
At June 30, 2025, we had working capital of $0.9 billion, a ratio of current assets to current liabilities of 1.32 and a ratio of debt to equity of 0.34, compared to working capital of $1.0 billion, a ratio of current assets to current liabilities of 1.41 and a ratio of debt to equity of 0.46 at December 31, 2024.
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
As of June 30, 2025, the Revolver had unused available borrowing capacity of $170.0 million, and the outstanding balance of the 2024 Senior Notes was $400.0 million. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) (and the London Interbank Offered Rate (“LIBOR”) prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the six months ended June 30, 2025 were approximately 9.2% and 10.8%, respectively. At June 30, 2025, the borrowing rate on the Revolver was 10.8%. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.
The table below presents our actual and required First Lien Net Leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
June 30, 2025
	Actual	Required
First lien net leverage ratio	(0.78) to 1.00(a)	≤ 2.25 : 1.00
____________________________________________________________________________________________________
(a) The ratio was negative because the Company’s cash and cash equivalents available for general corporate purposes exceeded secured Indebtedness, resulting in negative First Lien Net Indebtedness, both as defined in the 2020 Credit Agreement.
As amended, the 2020 Credit Agreement requires, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 3.50:1.00, effective the fiscal quarter ended December 31, 2022 and increasing to 3.75:1.00 for the fiscal quarter ending March 31, 2023 and subsequently stepping down to 3.00:1.00 for the fiscal quarter ending June 30, 2023, 2.50:1.00 for the fiscal quarter ending September 30, 2023 and 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. As of June 30, 2025, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
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

PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10‑K for the year ended December 31, 2024, updated by Note 12 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Mine Safety Disclosures
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. For the quarter ended June 30, 2025, we do not have any mine safety violations or other regulatory matters to disclose pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.
Item 5. Other Information
(c) Trading Plans
During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

Exhibits	Description
10.1*	Tutor Perini Corporation Omnibus Incentive Plan, as amended and restated.
10.2*	Form of Employment Letter Agreement.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).
_____________________________________________________________________________________________________________
*    Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: August 6, 2025	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Executive Vice President and Chief Financial Officer