Form 10-Q
period 2025-09-30
TUTOR PERINI CORP
filed 2025-11-05
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at October 30, 2025 was 52,743,248.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share amounts)	2025	2024	2025	2024
REVENUE	$1,415,360	$1,082,816	$4,035,674	$3,259,273
COST OF OPERATIONS	(1,245,965)	(1,108,644)	(3,535,883)	(3,052,773)
GROSS PROFIT (LOSS)	169,395	(25,828)	499,791	206,500
General and administrative expenses	(129,301)	(80,979)	(317,942)	(224,008)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	40,094	(106,807)	181,849	(17,508)
Other income, net	7,457	4,487	18,349	15,636
Interest expense	(13,549)	(21,223)	(41,489)	(63,614)
INCOME (LOSS) BEFORE INCOME TAXES	34,002	(123,543)	158,709	(65,486)
Income tax (expense) benefit	(15,154)	33,941	(50,026)	19,355
NET INCOME (LOSS)	18,848	(89,602)	108,683	(46,131)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	15,217	11,260	57,080	38,159
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$3,631	$(100,862)	$51,603	$(84,290)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.07	$(1.92)	$0.98	$(1.61)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.07	$(1.92)	$0.97	$(1.61)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,743	52,408	52,669	52,276
DILUTED	53,664	52,408	53,290	52,276
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
NET INCOME (LOSS)	$18,848	$(89,602)	$108,683	$(46,131)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	307	207	898	849
Foreign currency translation adjustments	(1,257)	854	1,556	(776)
Unrealized gain in fair value of investments	682	3,858	2,816	3,747
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(268)	4,919	5,270	3,820

COMPREHENSIVE INCOME (LOSS)	18,580	(84,683)	113,953	(42,311)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,643	11,937	58,300	38,176
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$3,937	$(96,620)	$55,653	$(80,487)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of September 30, 2025	As of December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($390,374 and $131,738 related to variable interest entities (“VIEs”))	$695,732	$455,084
Restricted cash	62,352	9,104
Restricted investments	173,435	139,986
Accounts receivable ($167,189 and $51,953 related to VIEs)	1,299,908	986,893
Retention receivable ($211,090 and $171,704 related to VIEs)	661,907	560,163
Costs and estimated earnings in excess of billings ($106,182 and $95,219 related to VIEs)	847,778	942,522
Other current assets ($159,065 and $24,954 related to VIEs)	431,209	192,915
Total current assets	4,172,321	3,286,667
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $567,677 and $566,308 (net P&E of $23,770 and $19,876 related to VIEs)	491,035	422,988
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	64,391	66,069
DEFERRED INCOME TAXES	102,808	143,289
OTHER ASSETS	129,556	118,554
TOTAL ASSETS	$5,165,254	$4,242,710
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,068	$24,113
Accounts payable ($72,177 and $22,845 related to VIEs)	647,050	631,468
Retention payable ($25,171 and $19,744 related to VIEs)	258,856	240,971
Billings in excess of costs and estimated earnings ($595,834 and $326,561 related to VIEs)	1,904,637	1,216,623
Accrued expenses and other current liabilities ($45,343 and $16,391 related to VIEs)	377,731	219,525
Total current liabilities	3,208,342	2,332,700
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $19,032 and $21,977	393,015	510,025
OTHER LONG-TERM LIABILITIES	310,484	241,379
TOTAL LIABILITIES	3,911,841	3,084,104
COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 52,743,248 and 52,485,719 shares	52,743	52,486
Additional paid-in capital	1,147,797	1,146,800
Retained earnings (deficit)	21,028	(30,575)
Accumulated other comprehensive loss	(29,938)	(33,988)
Total stockholders' equity	1,191,630	1,134,723
Noncontrolling interests	61,783	23,883
TOTAL EQUITY	1,253,413	1,158,606
TOTAL LIABILITIES AND EQUITY	$5,165,254	$4,242,710
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$108,683	$(46,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36,009	39,421
Amortization of intangible assets	1,678	1,677
Share-based compensation expense	120,676	38,961
Change in debt discounts and deferred debt issuance costs	3,364	5,887
Deferred income taxes	39,268	(39,396)
(Gain) loss on sale of property and equipment	(3,783)	555
Changes in other components of working capital	263,469	172,298
Other long-term liabilities	2,189	4,376
Other, net	2,843	(3,678)
NET CASH PROVIDED BY OPERATING ACTIVITIES	574,396	173,970

Cash Flows from Investing Activities:
Acquisition of property and equipment	(105,891)	(28,266)
Proceeds from sale of property and equipment	5,133	2,941
Investments in securities	(56,299)	(25,783)
Proceeds from maturities and sales of investments in securities	26,109	23,812
NET CASH USED IN INVESTING ACTIVITIES	(130,948)	(27,296)

Cash Flows from Financing Activities:
Proceeds from debt	188,215	642,833
Repayment of debt	(312,215)	(842,127)
Cash payments related to share-based compensation	(5,152)	(3,257)
Distributions paid to noncontrolling interests	(27,900)	(12,400)
Contributions from noncontrolling interests	7,500	87
Debt issuance, extinguishment and modification costs	—	(25,093)
NET CASH USED IN FINANCING ACTIVITIES	(149,552)	(239,957)

Net increase (decrease) in cash, cash equivalents and restricted cash	293,896	(93,283)
Cash, cash equivalents and restricted cash at beginning of period	464,188	394,680
Cash, cash equivalents and restricted cash at end of period	$758,084	$301,397
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 may not be indicative of the results that will be achieved for the full year ending December 31, 2025.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2025 and its condensed consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
(2)Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for annual reporting periods beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. Adoption of this new guidance will result in increased disclosures in the Income Taxes footnote of the Company’s Notes to Consolidated Financial Statements, but will not have an impact on the consolidated financial position, results of operations or cash flows.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by segment, end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$466,226	$341,827	$1,240,094	$883,930
Military facilities	86,696	110,214	289,383	333,137
Bridges(a)	122,081	1,539	278,015	91,519
Detention facilities	31,818	22,216	116,531	29,088
Power and energy	40,288	34,456	108,956	96,382
Commercial and industrial sites	19,745	31,463	67,053	107,583
Other	3,380	4,180	14,430	22,909
Total Civil segment revenue	$770,234	$545,895	$2,114,462	$1,564,548

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Building segment revenue by end market:
Healthcare facilities	$224,392	$160,904	$672,366	$408,845
Detention facilities	99,129	49,762	263,044	108,302
Government	28,864	61,278	151,985	247,467
Education facilities	25,578	74,624	110,329	226,973
Mass transit (includes transportation projects)	25,615	64,861	90,843	183,359
Other	15,086	24,286	51,963	90,577
Total Building segment revenue	$418,664	$435,715	$1,340,530	$1,265,523

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$75,648	$22,674	$174,416	$119,626
Commercial and industrial facilities	39,628	27,811	105,394	86,234
Multi-unit residential	27,941	16,623	76,427	61,647
Healthcare facilities	27,424	15,566	71,881	46,994
Government	20,071	13,815	63,883	54,839
Detention facilities	12,714	209	25,096	629
Water	4,493	10,544	20,789	39,462
Education facilities	5,812	8,566	13,937	22,828
Other	12,731	(14,602)	28,859	(3,057)
Total Specialty Contractors segment revenue	$226,462	$101,206	$580,682	$429,202

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies(a)	$601,597	$181,817	$136,577	$919,991	$325,543	$241,584	$43,114	$610,241
Federal agencies	117,852	23,721	6,002	147,575	137,110	40,616	(4,090)	173,636
Private owners	50,785	213,126	83,883	347,794	83,242	153,515	62,182	298,939
Total revenue	$770,234	$418,664	$226,462	$1,415,360	$545,895	$435,715	$101,206	$1,082,816

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies(a)	$1,589,534	$613,772	$319,666	$2,522,972	$955,157	$736,220	$203,194	$1,894,571
Federal agencies	353,606	95,186	11,168	459,960	369,876	132,753	(3,312)	499,317
Private owners	171,322	631,572	249,848	1,052,742	239,515	396,550	229,320	865,385
Total revenue	$2,114,462	$1,340,530	$580,682	$4,035,674	$1,564,548	$1,265,523	$429,202	$3,259,273

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price(a)	$636,390	$168,226	$174,159	$978,775	$446,208	$211,625	$73,870	$731,703
Guaranteed maximum price	82	228,445	11,417	239,944	420	205,184	1,640	207,244
Unit price	115,858	—	21,170	137,028	90,090	—	16,579	106,669
Cost plus fee and other	17,904	21,993	19,716	59,613	9,177	18,906	9,117	37,200
Total revenue	$770,234	$418,664	$226,462	$1,415,360	$545,895	$435,715	$101,206	$1,082,816

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price(a)	$1,822,443	$546,460	$453,316	$2,822,219	$1,330,549	$567,821	$349,718	$2,248,088
Guaranteed maximum price	304	703,520	24,235	728,059	554	583,127	3,200	586,881
Unit price	244,170	—	57,724	301,894	199,257	—	57,404	256,661
Cost plus fee and other	47,545	90,550	45,407	183,502	34,188	114,575	18,880	167,643
Total revenue	$2,114,462	$1,340,530	$580,682	$4,035,674	$1,564,548	$1,265,523	$429,202	$3,259,273
____________________________________________________________________________________________________
(a)The three and nine-month periods ended September 30, 2024 include the negative impact of a $101.6 million adjustment related to an adverse arbitration ruling on a completed Civil segment bridge project in California, of which $79.4 million was a reversal of previously recognized revenue. Refer to Note 19, Business Segments, for additional details.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted by $23.6 million and $26.6 million during the three and nine months ended September 30, 2025, respectively, due to performance obligations satisfied (or partially satisfied) in prior periods. Revenue was negatively impacted by $163.5 million and $180.4 million during the three and nine months ended September 30, 2024, respectively, due to performance obligations satisfied (or partially satisfied) in prior periods. Refer to Note 19, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2025, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $10.2 billion, $5.2 billion and $2.5 billion for the Civil, Building and Specialty Contractors segments, respectively. As of September 30, 2024, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $4.1 billion, $3.2 billion and $1.3 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years.
(4)Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets and liabilities on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Contract Assets:
Costs and estimated earnings in excess of billings:
Claims	$365,533	$451,770
Unapproved change orders	398,174	393,803
Other unbilled costs and profits	84,071	96,949
Total costs and estimated earnings in excess of billings	847,778	942,522

Contract Liabilities:
Billings in excess of costs and estimated earnings	$1,904,637	$1,216,623

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 12, Commitments and Contingencies, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of September 30, 2025 estimated by management to be collected beyond one year is approximately $513.4 million.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and nine months ended September 30, 2025 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $784.3 million and $886.9 million, respectively. Revenue recognized during the three and nine months ended September 30, 2024 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $534.2 million and $891.4 million, respectively.
(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Cash and cash equivalents available for general corporate purposes	$201,698	$265,647
Joint venture cash and cash equivalents	494,034	189,437
Cash and cash equivalents	695,732	455,084
Restricted cash	62,352	9,104
Total cash, cash equivalents and restricted cash	$758,084	$464,188
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(6)Other Current Assets
Other current assets consist of the following:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Capitalized contract costs	$352,651	$100,593
Other	78,558	92,322
Total other current assets	$431,209	$192,915
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs, which are primarily comprised of prepaid insurance premiums, are generally expensed to the associated contract over the period of anticipated use on the project. During the three and nine months ended September 30, 2025, $36.3 million and $68.7 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and nine months ended September 30, 2024, $15.1 million and $47.0 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share data)	2025	2024	2025	2024
Net income (loss) attributable to Tutor Perini Corporation	$3,631	$(100,862)	$51,603	$(84,290)

Weighted-average common shares outstanding, basic	52,743	52,408	52,669	52,276
Effect of dilutive RSUs and stock options	921	—	621	—
Weighted-average common shares outstanding, diluted	53,664	52,408	53,290	52,276

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$0.07	$(1.92)	$0.98	$(1.61)
Diluted	$0.07	$(1.92)	$0.97	$(1.61)

Anti-dilutive securities not included above	—	1,817	167	1,388
For the three and nine months ended September 30, 2024, all outstanding RSUs and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the periods.
Refer to Note 19, Business Segments, for additional details on significant impacts to net income (loss) and diluted EPS.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(8)Income Taxes
The Company recognized income tax expense of $15.2 million and $50.0 million for the three and nine months ended September 30, 2025, respectively. The effective income tax rate was 44.6% and 31.5% for the three and nine months ended September 30, 2025, respectively. The effective income tax rate for both the three and nine months ended September 30, 2025 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
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
(9)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through September 30, 2025:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2024	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2024	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2024	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of September 30, 2025	$205,143	$—	$—	$205,143
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Intangible Assets
Intangible assets consist of the following:

	As of September 30, 2025				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(32,037)	(23,232)	13,981	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(204,482)	$(113,067)	$64,391

	As of December 31, 2024				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(30,359)	(23,232)	15,659	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(202,804)	$(113,067)	$66,069
Amortization expense related to amortizable intangible assets for each of the three and nine months ended September 30, 2025 and 2024 was $0.6 million and $1.7 million, respectively. As of September 30, 2025, future amortization expense related to amortizable intangible assets will be approximately $0.6 million for the remainder of 2025, $2.2 million per year for the years 2026 through 2030 and $2.4 million thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2024. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three and nine months ended September 30, 2025 or 2024.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(10)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2025	As of December 31, 2024
2024 Senior Notes	$380,968	$378,023
Term Loan B	—	121,863
Revolver	—	—
Equipment financing and mortgages	21,096	25,038
Other indebtedness	11,019	9,214
Total debt	413,083	534,138
Less: Current maturities	20,068	24,113
Long-term debt, net	$393,015	$510,025
The following table reconciles the outstanding debt balances to the reported debt balances as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2024 Senior Notes	$400,000	$(19,032)	$380,968	$400,000	$(21,977)	$378,023
Term Loan B	—	—	—	121,863	—	121,863
The unamortized issuance costs related to the Revolver were $1.0 million and $1.4 million as of September 30, 2025 and December 31, 2024, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.
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
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (as amended, the “2020 Credit Agreement”) with BMO Bank N.A. (f/k/a BMO Harris Bank N.A.), as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement originally provided for a $425.0 million term loan B facility (the “Term Loan B”) and a $175.0 million revolving credit facility (the “Revolver”), which was subsequently reduced to $170.0 million following the effectiveness of the 2024 Amendment (as defined and discussed below), with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The Term Loan B was set to mature on August 18, 2027. Prior to the 2017 Senior Notes Redemption, if any of the 2017 Senior Notes had remained outstanding beyond certain dates, the maturities of the Term Loan B and the Revolver would have been subject to acceleration (“spring-forward maturity”). However, following the 2017 Senior Notes Redemption and the consummation of the 2024 Amendment, the spring-forward maturity of the Term Loan B is no longer in effect and the spring-forward maturity of the Revolver has been extended (as described below).
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in the case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The average borrowing rates on the Term Loan B and the Revolver for the nine months ended September 30, 2025 were approximately 9.2% and 10.8%, respectively.
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
As of September 30, 2025, the entire $170.0 million was available under the Revolver. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended September 30, 2025.
Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cash interest expense:
Interest on Term Loan B	$—	$7,121	$876	$22,693
Interest on 2024 Senior Notes	11,875	11,875	35,625	20,583
Interest on 2017 Senior Notes	—	—	—	11,554
Interest on Revolver	—	20	193	993
Other interest	519	686	1,431	1,904
Total cash interest expense	12,394	19,702	38,125	57,727

Non-cash interest expense:(a)
Amortization of discount and debt issuance costs on Term Loan B	—	494	—	2,285
Amortization of debt issuance costs on Revolver	140	140	419	493
Amortization of debt issuance costs on 2024 Senior Notes	1,015	887	2,945	1,519
Amortization of debt issuance costs on 2017 Senior Notes	—	—	—	392
Non-cash portion of loss on extinguishment	—	—	—	1,198
Total non-cash interest expense	1,155	1,521	3,364	5,887

Total interest expense	$13,549	$21,223	$41,489	$63,614
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rate for the 2024 Senior Notes was 13.56% for the nine months ended September 30, 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(11)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2025, the Company’s operating leases have remaining lease terms ranging from less than one year to 13 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$3,290	$3,471	$10,011	$9,993
Short-term lease expense(a)	15,047	16,682	43,109	42,550
	18,337	20,153	53,120	52,543
Less: Sublease income	296	202	887	604
Total lease expense	$18,041	$19,951	$52,233	$51,939
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of September 30, 2025	As of December 31, 2024
Assets
Right-of-use assets	Other assets	$55,190	$41,695
Total lease assets		$55,190	$41,695
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$11,042	$7,066
Long-term lease liabilities	Other long-term liabilities	48,903	38,630
Total lease liabilities		$59,945	$45,696
Weighted-average remaining lease term		6.6 years	8.0 years
Weighted-average discount rate		8.94%	9.73%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(10,159)	$(9,663)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$20,754	$7,772

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2025:

Year (in thousands)	Operating Leases
2025 (excluding the nine months ended September 30, 2025)	$4,129
2026	15,168
2027	13,441
2028	12,031
2029	9,568
Thereafter	26,781
Total lease payments	81,118
Less: Imputed interest	21,173
Total	$59,945
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
Case Against Designer
On April 13, 2023, STP filed a case in the Washington Superior Court against HNTB Corporation (“HNTB”), STP’s design firm on the project, wherein STP alleges that HNTB is liable for providing design services that resulted in the TBM striking the steel pipe described above and for additional steel quantity costs associated with the project. Due to the resolution of the matter against the Insurers and WSDOT discussed above, and subject to any setoffs or contractual damages limitations, STP’s current claim against HNTB exceeds $300 million and includes HNTB’s liability for providing design services, amounts paid by STP to WSDOT in liquidated damages and interest as well as certain subcontractor delay claims paid by STP to subcontractors in November 2024. The case is currently scheduled for trial to commence in April 2026. With respect to STP’s claims against HNTB, management has included in receivables an estimate of the total anticipated recovery concluded to be probable. The case against HNTB is the final case related to the project.
(13)Share-Based Compensation
As of September 30, 2025, there were 3,639,951 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan. During the nine months ended September 30, 2025 and 2024, the Company granted the following shares of common stock and share-based instruments: (1) service-based RSUs totaling 444,405 and 30,000, respectively, with weighted-average grant date fair values per unit of $36.45 and $12.68, respectively; (2) cash-settled restricted stock units (“CRSUs”) with service-based vesting conditions and payouts indexed to shares of the Company’s common stock totaling 381,410 and 673,855, respectively, with weighted-average grant date fair values per unit of $27.59 and $12.75, respectively; and (3) shares of unrestricted common stock issued to its directors as part of their annual retainer totaling 40,710 and 73,716, respectively, with weighted-average grant date fair values per unit of $36.35 and $20.89, respectively. During the nine months ended September 30, 2025, the Company granted 151,623 performance-based RSUs with a weighted-average grant date fair value per unit of $47.76. During the nine months ended September 30, 2024, the Company also granted 645,180 cash-settled performance stock units (“CPSUs”) with a weighted-average grant date fair value per unit of $19.17. The number of performance-based RSUs and CPSUs granted are shown at target-level performance.
As of September 30, 2025 and December 31, 2024, the Company recognized liabilities for CPSUs and CRSUs on the Condensed Consolidated Balance Sheets totaling approximately $137.6 million and $34.6 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company paid approximately $11.6 million and $2.9 million, respectively, to settle certain awards.
For the three and nine months ended September 30, 2025, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $58.7 million and $120.7 million, respectively, and $16.5 million and $39.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the balance of unamortized share-based compensation expense was $95.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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
The following table sets forth a summary of the net periodic benefit cost for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest cost	$933	$911	$2,799	$2,732
Service cost	170	231	510	694
Expected return on plan assets	(902)	(943)	(2,707)	(2,831)
Recognized net actuarial losses	414	437	1,242	1,312
Net periodic benefit cost	$615	$636	$1,844	$1,907
The Company contributed $1.8 million to its defined benefit pension plan during both the nine months ended September 30, 2025 and 2024, and expects to contribute an additional $0.6 million in cash by the end of 2025.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025				As of December 31, 2024
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$695,732	$—	$—	$695,732	$455,084	$—	$—	$455,084
Restricted cash(a)	62,352	—	—	62,352	9,104	—	—	9,104
Restricted investments(b)	—	173,435	—	173,435	—	139,986	—	139,986
Investments in lieu of retention(c)	35,153	140,332	—	175,485	38,359	106,765	—	145,124
Total	$793,237	$313,767	$—	$1,107,004	$502,547	$246,751	$—	$749,298
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of September 30, 2025 and December 31, 2024, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of September 30, 2025 and December 31, 2024, and are composed of money market funds of $35.2 million and $38.4 million, respectively, and AFS debt securities of $140.3 million and $106.8 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Investments in AFS debt securities consisted of the following as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025				As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$153,219	$1,909	$(450)	$154,678	$118,421	$603	$(1,242)	$117,782
U.S. government agency securities	12,038	18	(356)	11,700	16,323	35	(663)	15,695
Municipal bonds	7,432	24	(583)	6,873	7,159	—	(831)	6,328
Corporate certificates of deposit	198	—	(14)	184	200	—	(19)	181
Total restricted investments	172,887	1,951	(1,403)	173,435	142,103	638	(2,755)	139,986

Investments in lieu of retention:
Corporate debt securities	131,638	817	(32)	132,423	106,014	224	(491)	105,747
Municipal bonds	7,897	195	(183)	7,909	830	188	—	1,018
Total investments in lieu of retention	139,535	1,012	(215)	140,332	106,844	412	(491)	106,765

Total AFS debt securities	$312,422	$2,963	$(1,618)	$313,767	$248,947	$1,050	$(3,246)	$246,751
The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual AFS debt securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$17,881	$(76)	$22,344	$(374)	$40,225	$(450)
U.S. government agency securities	289	(1)	5,236	(355)	5,525	(356)
Municipal bonds	261	(4)	4,986	(579)	5,247	(583)
Corporate certificates of deposit	—	—	185	(14)	185	(14)
Total restricted investments	18,431	(81)	32,751	(1,322)	51,182	(1,403)

Investments in lieu of retention:
Corporate debt securities	5,459	(32)	—	—	5,459	(32)
Municipal bonds	6,880	(183)	—	—	6,880	(183)
Total investments in lieu of retention	12,339	(215)	—	—	12,339	(215)

Total AFS debt securities	$30,770	$(296)	$32,751	$(1,322)	$63,521	$(1,618)

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

The unrealized losses in AFS debt securities as of September 30, 2025 and December 31, 2024 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of September 30, 2025 and December 31, 2024.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2024, the Company has not recognized any impairment losses in earnings during the nine months ended September 30, 2025.
The amortized cost and fair value of AFS debt securities by contractual maturity as of September 30, 2025 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$62,604	$62,446
Due after one year through five years	238,129	240,124
Due after five years	11,689	11,197
Total	$312,422	$313,767
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2024 Senior Notes was $448.5 million and $441.9 million as of September 30, 2025 and December 31, 2024, respectively. The fair values of the 2024 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $121.9 million as of December 31, 2024. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of September 30, 2025 and December 31, 2024.
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
As of September 30, 2025, the Company had unconsolidated VIE-related current assets and noncurrent assets of $51.3 million and $6.2 million, respectively, as well as current liabilities of $58.3 million included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company had unconsolidated VIE-related current assets and liabilities of $26.7 million and $24.8 million, respectively, included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of September 30, 2025.
As of September 30, 2025, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $1.0 billion and $32.4 million, respectively, as well as current and noncurrent liabilities of $738.5 million and $6.5 million, respectively, related to the operations of its consolidated VIEs. As of December 31, 2024, the Company’s Condensed Consolidated Balance Sheets included current and noncurrent assets of $475.6 million and $19.9 million, respectively, as well as current liabilities of $385.5 million related to the operations of its consolidated VIEs.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(17)Changes in Equity
A reconciliation of the changes in equity for the three and nine months ended September 30, 2025 and 2024 is provided below:

	Three Months Ended September 30, 2025
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - June 30, 2025	$52,743	$1,145,283	$17,397	$(30,244)	$54,640	$1,239,819
Net income	—	—	3,631	—	15,217	18,848
Other comprehensive income (loss)	—	—	—	306	(574)	(268)
Share-based compensation	—	2,514	—	—	—	2,514
Distributions to noncontrolling interests	—	—	—	—	(7,500)	(7,500)
Balance - September 30, 2025	$52,743	$1,147,797	$21,028	$(29,938)	$61,783	$1,253,413

	Nine Months Ended September 30, 2025
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2024	$52,486	$1,146,800	$(30,575)	$(33,988)	$23,883	$1,158,606
Net income	—	—	51,603	—	57,080	108,683
Other comprehensive income	—	—	—	4,050	1,220	5,270
Share-based compensation	—	6,365	—	—	—	6,365
Issuance of common stock, net	257	(5,368)	—	—	—	(5,111)
Contributions from noncontrolling interests	—	—	—	—	7,500	7,500
Distributions to noncontrolling interests	—	—	—	—	(27,900)	(27,900)
Balance - September 30, 2025	$52,743	$1,147,797	$21,028	$(29,938)	$61,783	$1,253,413

	Three Months Ended September 30, 2024
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - June 30, 2024	$52,389	$1,148,074	$149,718	$(40,226)	$6,162	$1,316,117
Net income (loss)	—	—	(100,862)	—	11,260	(89,602)
Other comprehensive income	—	—	—	4,242	677	4,919
Share-based compensation	—	1,230	—	—	—	1,230
Issuance of common stock, net	46	(1,108)	—	—	—	(1,062)
Contributions from noncontrolling interests	—	—	—	—	87	87
Balance - September 30, 2024	$52,435	$1,148,196	$48,856	$(35,984)	$18,186	$1,231,689

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
The components of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income:
Defined benefit pension plan adjustments	$420	$(113)	$307	$282	$(75)	$207
Foreign currency translation adjustments	(1,488)	231	(1,257)	1,046	(192)	854
Unrealized gain in fair value of investments	864	(182)	682	4,872	(1,014)	3,858
Total other comprehensive income (loss)	(204)	(64)	(268)	6,200	(1,281)	4,919
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(574)	—	(574)	677	—	677
Total other comprehensive income attributable to Tutor Perini Corporation	$370	$(64)	$306	$5,523	$(1,281)	$4,242

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income:
Defined benefit pension plan adjustments	$1,228	$(330)	$898	$1,157	$(308)	$849
Foreign currency translation adjustments	1,776	(220)	1,556	(905)	129	(776)
Unrealized gain in fair value of investments	3,541	(725)	2,816	4,724	(977)	3,747
Total other comprehensive income	6,545	(1,275)	5,270	4,976	(1,156)	3,820
Less: Other comprehensive income attributable to noncontrolling interests	1,220	—	1,220	17	—	17
Total other comprehensive income attributable to Tutor Perini Corporation	$5,325	$(1,275)	$4,050	$4,959	$(1,156)	$3,803

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2025	$(22,981)	$(7,430)	$167	$(30,244)
Other comprehensive income (loss) before reclassifications	—	(628)	638	10
Amounts reclassified from AOCI	307	—	(11)	296
Total other comprehensive income (loss)	307	(628)	627	306
Balance as of September 30, 2025	$(22,674)	$(8,058)	$794	$(29,938)
Attributable to Noncontrolling Interests:
Balance as of June 30, 2025	$—	$(837)	$148	$(689)
Other comprehensive income (loss)	—	(629)	55	(574)
Balance as of September 30, 2025	$—	$(1,466)	$203	$(1,263)

	Nine Months Ended September 30, 2025
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2024	$(23,572)	$(8,657)	$(1,759)	$(33,988)
Other comprehensive income before reclassifications	—	599	2,582	3,181
Amounts reclassified from AOCI	898	—	(29)	869
Total other comprehensive income	898	599	2,553	4,050
Balance as of September 30, 2025	$(22,674)	$(8,058)	$794	$(29,938)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2024	$—	$(2,423)	$(60)	$(2,483)
Other comprehensive income	—	957	263	1,220
Balance as of September 30, 2025	$—	$(1,466)	$203	$(1,263)

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
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Component of AOCI:
Defined benefit pension plan adjustments(a)	$420	$282	$1,228	$1,157
Income tax benefit(b)	(113)	(75)	(330)	(308)
Net of tax	$307	$207	$898	$849

Unrealized (gain) loss in fair value of investment adjustments(a)	$(14)	$113	$(37)	$132
Income tax expense (benefit)(b)	3	(24)	8	(28)
Net of tax	$(11)	$89	$(29)	$104
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2025 and 2024:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate	Consolidated Total
Three Months Ended September 30, 2025
Total revenue	$832,966	$437,933	$226,462	$1,497,361		$—	$1,497,361
Elimination of intersegment revenue	(62,732)	(19,269)	—	(82,001)		—	(82,001)
Revenue from external customers	$770,234	$418,664	$226,462	$1,415,360		$—	$1,415,360
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$649,094	$391,601	$205,270	$1,245,965		$—	$1,245,965
General and administrative expenses(a)	21,988	12,620	15,020	49,628		79,673	129,301
Income (loss) from construction operations	$99,152	$14,443	$6,172	$119,767		$(79,673)	$40,094
Capital expenditures	$45,982	$12	$1,728	$47,722		$1,229	$48,951
Depreciation and amortization(b)	$10,724	$540	$624	$11,888		$324	$12,212

Three Months Ended September 30, 2024
Total revenue	$569,080	$457,141	$101,206	$1,127,427		$—	$1,127,427
Elimination of intersegment revenue	(23,185)	(21,426)	—	(44,611)		—	(44,611)
Revenue from external customers	$545,895	$435,715	$101,206	$1,082,816		$—	$1,082,816
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$536,854	$427,804	$143,078	$1,107,736		$908	$1,108,644
General and administrative expenses(a)	21,586	11,806	15,039	48,431		32,548	80,979
Loss from construction operations	$(12,545)	$(3,895)	$(56,911)	$(73,351)	(c)	$(33,456)	$(106,807)
Capital expenditures	$4,237	$238	$53	$4,528		$2,386	$6,914
Depreciation and amortization(b)	$10,718	$579	$569	$11,866		$1,644	$13,510
____________________________________________________________________________________________________
(a)General and administrative expenses for the three months ended September 30, 2025 and 2024 included share-based compensation expense of $58.7 million ($58.3 million after tax, or $1.08 per diluted share) and $16.5 million ($16.4 million after tax, or $0.31 per diluted share), respectively. The increase in share-based compensation expense in the third quarter of 2025 was primarily due to a substantial increase in the Company’s stock price during the period, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings.
(b)Depreciation and amortization is included in income (loss) from construction operations.
(c)During the three months ended September 30, 2024, the Company’s loss from construction operations was impacted by unfavorable adjustments of $101.6 million ($74.5 million after tax, or $1.42 per diluted share) related to an unexpected adverse arbitration decision on a legacy dispute related to a completed Civil segment bridge project in California, which the Company is appealing; $20.0 million ($14.7 million after tax, or $0.28 per diluted share) related to a settlement on a legacy dispute related to a completed Building segment government facility project in Florida; and $17.7 million ($13.0 million after tax, or $0.25 per diluted share) due to an unfavorable judgment on a completed Specialty Contractors segment mass-transit project in California. The period was also impacted by a favorable adjustment of $18.4 million ($13.5 million after tax, or $0.26 per diluted share) due to a settlement of a claim associated with a completed Civil segment highway tunneling project in the Western United States.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate	Consolidated Total
Nine Months Ended September 30, 2025
Total revenue	$2,262,584	$1,412,292	$580,682	$4,255,558		$—	$4,255,558
Elimination of intersegment revenue	(148,122)	(71,762)	—	(219,884)		—	(219,884)
Revenue from external customers	$2,114,462	$1,340,530	$580,682	$4,035,674		$—	$4,035,674
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$1,727,984	$1,254,481	$553,383	$3,535,848		$35	$3,535,883
General and administrative expenses(a)	67,611	38,697	46,254	152,562		165,380	317,942
Income (loss) from construction operations	$318,867	$47,352	$(18,955)	$347,264	(b)	$(165,415)	$181,849
Capital expenditures	$97,390	$1,550	$3,828	$102,768		$3,123	$105,891
Depreciation and amortization(c)	$32,492	$1,610	$1,899	$36,001		$1,686	$37,687

Nine Months Ended September 30, 2024
Total revenue	$1,649,421	$1,313,114	$429,152	$3,391,687		$—	$3,391,687
Elimination of intersegment revenue	(84,873)	(47,591)	50	(132,414)		—	(132,414)
Revenue from external customers	$1,564,548	$1,265,523	$429,202	$3,259,273		$—	$3,259,273
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$1,368,736	$1,214,734	$467,645	$3,051,115		$1,658	$3,052,773
General and administrative expenses(a)	62,027	33,517	44,626	140,170		83,838	224,008
Income (loss) from construction operations	$133,785	$17,272	$(83,069)	$67,988	(d)	$(85,496)	$(17,508)
Capital expenditures	$21,847	$523	$326	$22,696		$5,570	$28,266
Depreciation and amortization(c)	$31,699	$1,749	$1,741	$35,189		$5,909	$41,098
____________________________________________________________________________________________________
(a)General and administrative expenses for the nine months ended September 30, 2025 and 2024 included share-based compensation expense of $120.7 million ($119.8 million after tax, or $2.25 per diluted share) and $39.0 million ($38.5 million after tax, or $0.73 per diluted share), respectively. The increase in share-based compensation expense in the current-year period was primarily due to a substantial increase in the Company’s stock price during the period, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings.
(b)During the nine months ended September 30, 2025, the Company’s income (loss) from construction operations was impacted by favorable adjustments in the second quarter totaling $28.0 million ($20.3 million after tax, or $0.38 per diluted share) due to the settlement of certain change orders and changes in estimates due to improved performance on a Civil segment mass-transit project in the Midwest.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the nine months ended September 30, 2024, the Company’s income (loss) from construction operations was impacted by unfavorable adjustments of $101.6 million ($74.5 million after tax, or $1.43 per diluted share) in the third quarter related to an unexpected adverse arbitration decision on a legacy dispute related to a completed Civil segment bridge project in California, which the Company is appealing; $20.0 million ($14.7 million after tax, or $0.28 per diluted share) in the third quarter related to a settlement on a legacy dispute related to a completed Building segment government facility project in Florida; and $17.7 million ($13.0 million after tax, or $0.25 per diluted share) in the third quarter due to an unfavorable judgment on a completed Specialty Contractors segment mass-transit project in California. The period was also impacted by a favorable adjustment of $18.4 million ($13.5 million after tax, or $0.26 per diluted share) in the third quarter due to a settlement of a claim associated with a completed Civil segment highway tunneling project in the Western United States.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Total assets by segment were as follows:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Civil	$4,384,257	$3,636,825
Building	1,256,359	1,085,998
Specialty Contractors	266,536	198,952
Corporate and other(a)	(741,898)	(679,065)
Total assets	$5,165,254	$4,242,710
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Geographic Information
Information concerning principal geographic areas is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue:
United States	$1,304,517	$936,096	$3,645,610	$2,813,840
Foreign and U.S. territories	110,843	146,720	390,064	445,433
Total revenue	$1,415,360	$1,082,816	$4,035,674	$3,259,273

(in thousands)	As of September 30, 2025	As of December 31, 2024
Assets:
United States	$4,583,120	$3,759,874
Foreign and U.S. territories	582,134	482,836
Total assets	$5,165,254	$4,242,710

Major Customers

Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 14.4% and 15.1% of the Company’s consolidated revenue for the three and nine months ended September 30, 2025, respectively, and 16.9% and 18.2% of the Company’s consolidated revenue for the three and nine months ended September 30, 2024, respectively. Revenue from an additional customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 10.1% and 10.0% of the Company’s consolidated revenue for the three and nine months ended September 30, 2025, respectively.
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Income (loss) from construction operations	$40,094	$(106,807)	$181,849	$(17,508)
Other income, net	7,457	4,487	18,349	15,636
Interest expense	(13,549)	(21,223)	(41,489)	(63,614)
Income (loss) before income taxes	$34,002	$(123,543)	$158,709	$(65,486)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of September 30, 2025 and the results of our operations for the three and nine months ended September 30, 2025 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2024, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2024 and in Part II, Item 1A below.
Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statement that refers to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events, outcomes or circumstances, or the timing of those events, outcomes or circumstances, is a forward-looking statement. Although such statements are based on currently available financial and economic data, as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, but are not limited to, the following:
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
•Decreases or delays in the level of federal, state and local government spending for infrastructure and other public projects;
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
•Client cancellations of, delays in, or reductions in scope under contracts reported in our backlog, as well as prospective project opportunities, including as a result of government-related mandates;
•Failure of our joint venture partners to perform their venture obligations, which could impose additional financial and performance obligations on us, resulting in reduced profits or losses and/or reputational harm;
•Increased competition and failure to secure new contracts;
•Risks related to government contracts (including government shutdowns) and related procurement regulations;

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
•The exertion of influence over the Company by our executive chairman due to his position and significant ownership interests; and
•Other factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10‑K and any subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (“SEC”).
Executive Overview
Operating Results
Consolidated revenue for the three and nine months ended September 30, 2025 was $1.4 billion and $4.0 billion, up 30.7% and 23.8% respectively, compared to $1.1 billion and $3.3 billion for the same periods in 2024. The Company experienced strong growth in all three segments through the first nine months of 2025 compared to the same period last year, primarily driven by increased project execution activities on certain newer, larger and higher-margin projects, all of which have significant scope of work remaining. These projects are in the early stages and are expected to ramp up substantially over the next several years. The improvement for both periods of 2025 was also due to the absence of certain prior-year unfavorable adjustments, as discussed in more detail below in Results of Segment Operations.
Income from construction operations for the three months ended September 30, 2025 was $40.1 million, a significant improvement compared to a loss from construction operations of $106.8 million for the same period in 2024. For the third quarter of 2025, the significant improvement was primarily due to contributions related to the increased project execution activities discussed above and the absence of certain prior-year net unfavorable adjustments, as discussed further below in Results of Segment Operations.
Income from construction operations for the nine months ended September 30, 2025 was $181.8 million, a dramatic improvement compared to a loss from construction operations of $17.5 million for the same period in 2024. For the nine-month period of 2025, the significant improvement was due to the same factors discussed above for the third quarter of 2025, as well as favorable adjustments in the second quarter of 2025 that totaled $28.0 million due to the settlement of certain change orders and changes in estimates due to improved performance on a Civil segment mass-transit project in the Midwest.
Income from construction operations for both periods of 2025 was negatively impacted by a significant increase in share-based compensation expense of $42.2 million and $81.7 million, respectively, as compared to the same periods in 2024. The increase in share-based compensation expense was primarily due to a substantial increase in the Company’s stock price for both periods of 2025 as compared to the same periods of 2024, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings.
Income tax expense was $15.2 million and $50.0 million for the three and nine months ended September 30, 2025, respectively, compared to income tax benefit of $33.9 million and $19.4 million for the same periods in 2024. See Corporate, Tax and Other Matters below for a discussion of the changes in the effective tax rate.
Diluted earnings per common share for the three and nine months ended September 30, 2025 was $0.07 and $0.97, respectively, compared to diluted loss per common share of $1.92 and $1.61 for the same periods in 2024. Adjusted diluted earnings per common share, which is a non-GAAP financial measure and excludes share-based compensation expense (and the associated tax benefit), for the three and nine months ended September 30, 2025 was $1.15 and $3.22, respectively, compared to adjusted diluted loss per common share of $1.61 and $0.88 for the same periods in 2024. The improvement for both periods in 2025 was primarily due to the factors discussed above that resulted in the positive change in income from construction operations for such periods. Refer to the Non-GAAP Financial Measures section below for further information and a reconciliation of the Company's financial results reported under generally accepted accounting principles in the United States (“GAAP”) to the reported adjusted results.

Consolidated new awards for the three and nine months ended September 30, 2025 totaled $2.0 billion and $7.0 billion, respectively, compared to $4.7 billion and $7.1 billion for the same periods in 2024. The Building segment was the primary contributor to the new awards activity in the third quarter of 2025. The most significant new awards and contract adjustments in the third quarter of 2025 included a healthcare facility project in California valued at approximately $1 billion; a $182 million military defense project in Guam; a $155 million education facility project in California; four mechanical projects in Florida collectively valued at $123 million; $53 million of additional funding for a mass-transit project in California; and $51 million of additional funding for another healthcare project in California. The Company has continued to be successful in winning its share of major new project opportunities due to a combination of its strategic bidding approach and favorable market dynamics, including limited competition in select markets for some of the larger projects. This environment, which is supported by strong public funding and demand, has allowed the Company to differentiate itself and deliver compelling proposals that align with the customer’s goals and expectations. The Company expects that this environment will continue for the foreseeable future.

Consolidated backlog as of September 30, 2025 was a record $21.6 billion, up 3% compared to the previous record backlog of $21.1 billion at the end of the second quarter of 2025 and up 54% compared to the backlog at the end of the third quarter of 2024. As of September 30, 2025, the mix of backlog by segment was approximately 49% for Civil, 36% for Building and 15% for Specialty Contractors. Backlog for the Building and Specialty Contractors segments as of September 30, 2025 also set new records.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2024 to September 30, 2025:

(in millions)	Backlog at December 31, 2024	New Awards(a)	Revenue Recognized	Backlog at September 30, 2025(b)
Civil	$8,835.6	$3,787.9	$(2,114.5)	$10,509.0
Building	7,026.9	2,202.3	(1,340.5)	7,888.7
Specialty Contractors	2,811.4	1,012.4	(580.7)	3,243.1
Total	$18,673.9	$7,002.6	$(4,035.7)	$21,640.8
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

With respect to potential concerns regarding the U.S. government’s increased scrutiny and curtailment of federal funding for certain projects, as well as concerns about the recent federal government shutdown and varying new tariff policies that have been and may continue to be implemented, the Company does not currently anticipate any significant impacts to its business related to these factors. From a project funding perspective, the Company does not currently foresee any of its major projects in backlog being cancelled, delayed or defunded. Most of the Company’s major projects are funded at the state or local level, or with some combination of federal, state and local funding. For projects that are wholly or partially funded with federal dollars, the funding for those projects has already been committed and/or those projects are strategically important to the United States.

Specifically related to potential tariff impacts, the Company utilizes a pre-award and post-award strategy. As part of its pre-award strategy, the Company’s detailed estimating process includes consideration of anticipated cost increases over the performance period of the contract, as well as additional contingencies to address other potential incremental costs related to unforeseen risks. Prior to its bid or proposal submission, the Company also works to negotiate favorable contract provisions that provide entitlement for certain compensable events, which may include price escalation and allowances. Once the project is awarded, the Company’s strategy shifts to entering into purchase orders or “buy-outs” of materials, such as steel and concrete, as well as large pieces of equipment at the onset of projects, which mitigate the risk of future equipment and commodity price increases by passing that risk to vendors. Also at that time, the Company enters into fixed-price contracts with its key project subcontractors whereby the risk of unforeseen escalation is transferred to the subcontractors. The Company benefits from its long-term relationships with key suppliers, vendors and subcontractors, which minimize supply chain disruptions that could arise as a result of tariffs. While the Company believes this strategy appropriately mitigates the current risk of potential tariff impacts, there could be other unforeseen future developments. The Company will continue to monitor and assess its exposure to the economic environment.

The outlook for the Company’s revenue growth over the next several years remains highly favorable due to strong new award bookings of large, long-duration projects over the past two years, as well as other new awards that are expected to be booked over the remainder of 2025 and beyond. For example, the Company has certain building projects in California, mostly in the healthcare sector, that are in the preconstruction phase. A few of these projects are expected to move from preconstruction to construction later this year, and others are expected to do so in 2026 and 2027. Many of the Company’s newer projects are design-build projects that have an initial design phase over the first six to eighteen months during which smaller revenue and earnings are generated prior to the start of a multi-year construction phase that generates substantially larger revenue and earnings. We anticipate that we will continue to win our share of significant new project awards resulting from long-term, well-funded capital spending plans by state, local and federal customers, as well as limited competition for many of the larger project opportunities.
Nationally, support for transportation-related ballot measures has remained high over the last decade. Since 2014, voters in 43 states approved 84 percent of nearly 3,000 state and local measures on general election ballots. The largest of these was in Los Angeles County, where in 2016 Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. Funding from this measure is supporting, and is expected to continue to support, several of the Company’s current and prospective projects. More recently, in the November 2024 elections, voters approved 77 percent of 370 transportation funding measures on state and local ballots throughout the country. These measures are expected to generate an estimated $41.4 billion in new and renewed funding for roads, bridges, rail and other infrastructure. Additionally, interest rates were lowered in the fall of 2024 and have been further reduced twice in the fall of 2025, and some economists expect continued rate reductions in 2025 and 2026, though the actual timing and extent of such rate reductions remains uncertain. Lower interest rates could support additional demand for continued general construction spending. In contrast, should interest rates rise, they could reach levels that may negatively impact demand, especially for certain types of Building segment projects that have already been experiencing such impacts, such as commercial offices and tenant improvement projects, which tend to be more economically sensitive than projects handled by our Civil segment.
The bipartisan Infrastructure Investment and Jobs Act (enacted in 2021) provides for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. The Company anticipates that this significant incremental funding will continue to be allocated through the end of 2026 with the funds spent over the 10 years from the law’s enactment (through 2031), and much of the funding is allocated for investments in end markets that are directly aligned with the Company’s market focus. The Company believes that Congress is working on continuation funding for various critical infrastructure programs through annual appropriations and extensions. Accordingly, the significant level of sustained funding has benefited, and should continue to favorably impact, the Company’s current work and prospective opportunities over the next decade.
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
These non-GAAP financial measures, which exclude share-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (as well as the tax benefit associated with the expense), include adjusted net income (loss) attributable to the Company and adjusted earnings (loss) per share. We exclude share-based compensation expense because this expense could result in significant volatility in our reported earnings, driven primarily by fluctuations in the expense recognized for certain long-term incentive compensation awards with payouts that are indexed to the Company’s common stock. By adjusting for share-based compensation, our non-GAAP measures present a supplemental depiction of our operational performance and financial health. This approach allows stakeholders to focus on our core operational efficiency and profitability without the variable impact to earnings caused by significant changes in our stock price. Our non-GAAP measures are intended to offer a consistent basis for evaluating the Company’s performance, which management believes is meaningful to stakeholders.

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
Reconciliations of these non-GAAP financial measures are found in the table below:

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share amounts)	2025	2024	2025	2024
Net income (loss) attributable to Tutor Perini Corporation, as reported	$3.6	$(100.9)	$51.6	$(84.3)
Plus: Share-based compensation expense(a)	58.7	16.5	120.7	39.0
Less: Tax benefit provided on share-based compensation expense	(0.4)	(0.1)	(0.9)	(0.5)
Adjusted net income (loss) attributable to Tutor Perini Corporation	$61.9	$(84.5)	$171.4	$(45.8)

Diluted earnings (loss) per common share, as reported	$0.07	$(1.92)	$0.97	$(1.61)
Plus: Share-based compensation expense impact per diluted share	1.09	0.32	2.26	0.75
Less: Tax benefit provided on share-based compensation expense per diluted share	(0.01)	(0.01)	(0.01)	(0.02)
Adjusted diluted earnings (loss) per common share	$1.15	$(1.61)	$3.22	$(0.88)
___________________________________________________________________________________________________
(a)The amount represents share-based compensation expense recorded during the three and nine months ended September 30, 2025 and 2024. This includes expense associated with certain long-term incentive compensation awards that have payouts indexed to the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period have caused and could continue to cause significant fluctuations in the reported expense. The increase in the expense for the three and nine months ended September 30, 2025 as compared to the prior-year periods was driven by the substantial increase in the price of the Company’s stock during the 2025 periods.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income (loss) from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$770.2	$545.8	$2,114.5	$1,564.5
Income (loss) from construction operations	99.2	(12.5)	318.9	133.8
Revenue for the three and nine months ended September 30, 2025 increased 41.1% and 35.1%, respectively, compared to the same periods in 2024, and set new records for the segment for both respective periods. For both periods of 2025, the substantial growth was primarily due to increased project execution activities on certain newer, larger and higher-margin projects, all of which have substantial scope of work remaining. The increase for both periods of 2025 was also due to the absence of a prior-year unfavorable adjustment related to an unexpected adverse arbitration decision on a legacy dispute related to a completed bridge project in California, which the Company is appealing.
Income from construction operations for the three months ended September 30, 2025 was $99.2 million compared to a loss from construction operations of $12.5 million for the same period in 2024. The significant improvement for the third quarter of 2025 was primarily due to contributions related to the increased project execution activities discussed above and the absence of certain prior-year net unfavorable adjustments, including a $101.6 million unfavorable adjustment related to the adverse arbitration decision on the abovementioned completed bridge project in California, partially offset by an $18.4 million prior-year favorable adjustment due to the settlement of a claim associated with a completed highway tunneling project in the Western United States.
Income from construction operations for the nine months ended September 30, 2025 was $318.9 million compared to $133.8 million for the same period in 2024. The significant increase was due to the same factors discussed above for the third quarter of 2025 and favorable adjustments in the second quarter of 2025 totaling $28.0 million due to the settlement of certain change orders and changes in estimates due to improved performance on a mass-transit project in the Midwest.
Operating margin was 12.9% and 15.1% for the three and nine months ended September 30, 2025, respectively, compared to (2.3)% and 8.6% for the same periods in 2024. The increased operating margins were principally due to the above-mentioned factors that drove the increases in revenue and income (loss) from construction operations.
New awards in the Civil segment totaled $112.0 million and $3.8 billion for the three and nine months ended September 30, 2025 compared to $3.1 billion and $4.2 billion for the same periods in 2024. The most significant new awards and contract adjustments in the third quarter of 2025 included $182 million for a military defense project in Guam and $53 million of additional funding for a mass-transit project in California. The new awards total for the Civil segment in the third quarter of 2025 was partially offset by components of work that have been subcontracted to other segments. The nine-month period of 2025 included the awards of the $1.87 billion Midtown Bus Terminal Replacement - Phase 1 project and the $1.18 billion Manhattan Tunnel project, both in New York. The three and nine-month periods of 2024 included the awards of a $1.66 billion mass-transit project in Hawaii and a $1.1 billion water conveyance tunnel project in New York.
Backlog for the Civil segment was $10.5 billion as of September 30, 2025, up 52% compared to $6.9 billion as of September 30, 2024. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, and supported by substantial anticipated funding from various voter-approved state and local transportation measures, the bipartisan Infrastructure Investment and Jobs Act, and by public agencies’ long-term spending plans. We believe that the Civil segment is well-positioned to continue capturing its share of these prospective projects, with the majority of near-term opportunities on the West Coast, in the Midwest, and in the Indo-Pacific region.
Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$418.7	$435.8	$1,340.5	$1,265.6
Income (loss) from construction operations	14.4	(3.9)	47.4	17.3
Revenue for the three months ended September 30, 2025 decreased a modest 3.9% compared to the same period in 2024.
Revenue for the nine months ended September 30, 2025 increased 5.9% compared to the same period in 2024, primarily due to increased project execution activities on two large detention facility projects in New York, both of which have substantial scope of work remaining.
Income from construction operations for the three months ended September 30, 2025 was $14.4 million compared to a loss from construction operations of $3.9 million for the same period in 2024. The improvement for the third quarter of 2025 was primarily due to the absence of a prior-year unfavorable adjustment of $20.0 million related to the settlement of a legacy dispute on a completed government facility project in Florida.
Income from construction operations for the nine months ended September 30, 2025 was $47.4 million compared to $17.3 million for the same period in 2024. The increase was primarily due to contributions related to the increased project execution activities for the first nine months of 2025 discussed above and the absence of the aforementioned prior-year unfavorable adjustment of $20.0 million on the completed government facility project in Florida.
Operating margin was 3.4% and 3.5% for the three and nine months ended September 30, 2025 compared to (0.9)% and 1.4% for the same periods in 2024. The increased operating margins were principally due to the above-mentioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Building segment totaled $1.4 billion and $2.2 billion for the three and nine months ended September 30, 2025, level with the new awards in the same periods in 2024. The most significant new awards and contract adjustments in the third quarter of 2025 included a healthcare facility project in California valued at approximately $1 billion; a $155 million education facility project in California; and $51 million of additional funding for another healthcare facility project in California.
Certain Building segment end markets, such as healthcare, education, industrial/manufacturing, and hospitality and gaming, continue to demonstrate strong demand for new and renovated facilities. However, the current level of interest rates combined with increases in materials and equipment costs due to recently implemented or future tariff policies could negatively impact this demand.
Backlog for the Building segment was $7.9 billion as of September 30, 2025 up 54% compared to $5.1 billion as of September 30, 2024, and set a new all-time record for the segment. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations. In addition, there are certain healthcare and education projects underway in California that are in the preconstruction phase, with only a portion of their full anticipated value included in our reported backlog. A few of these projects are expected to advance to the construction phase later this year, and others are expected to do so in 2026 and 2027. Consequently, we anticipate that we will book additional backlog for these projects during those periods.
Specialty Contractors Segment
Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$226.5	$101.2	$580.7	$429.2
Income (loss) from construction operations	6.2	(56.9)	(19.0)	(83.1)
Revenue for the three and nine months ended September 30, 2025 increased 123.8% and 35.3%, respectively, compared to the same periods in 2024, primarily due to increased project execution activities on the electrical and mechanical components of various newer projects across diverse end markets, all with substantial scope of work remaining and driven by overall strong market demand.
Income from construction operations for the three months ended September 30, 2025 was $6.2 million compared to a loss from construction operations of $56.9 million for the same period of 2024, marking a return to this segment’s profitability. Loss from construction operations for the nine months ended September 30, 2025 was $19.0 million compared to $83.1 million for the same period of 2024. The improvement for both periods of 2025 was primarily due to the absence of certain prior-year unfavorable adjustments that totaled $43.4 million in the aggregate on several completed projects due to the impact of judgments and settlements, including $17.7 million related to an unfavorable judgment on a completed mass-transit project in California, and certain other adjustments that were individually immaterial. The improvement for both periods of 2025 was also due to contributions related to the increased project execution activities discussed above. Many of these projects are in the early stages and are expected to ramp up substantially over the next several years.
Operating margin was 2.7% and (3.3)% for the three and nine months ended September 30, 2025 compared to (56.2)% and (19.4)% for the same periods in 2024. The changes in operating margin were principally due to the aforementioned factors that drove the changes in revenue and income (loss) from construction operations.
New awards in the Specialty Contractors segment totaled $464.7 million and $1.0 billion for the three and nine months ended September 30, 2025 compared to $227.8 million and $681.1 million for the same periods in 2024. The most significant new awards and contract adjustments in the third quarter of 2025 included the segment’s electrical subcontract component of a mass-transit project in the Northeast and four mechanical projects in Florida collectively valued at $123 million.
Backlog for the Specialty Contractors segment was $3.2 billion as of September 30, 2025, up 63% compared to $2.0 billion as of September 30, 2024, and set a new all-time record for the segment. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. We believe that the segment remains well-positioned to continue capturing its share of other new projects, leveraging the strong reputation held by the business units in this segment for high-quality work on large, complex projects.

Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $79.7 million and $165.4 million during the three and nine months ended September 30, 2025, respectively, compared to $32.5 million and $83.8 million for the same periods in 2024. The increase in corporate general and administrative expenses in 2025 compared to 2024 was primarily due to a substantial increase in share-based compensation expense that resulted from a higher stock price, which impacted the fair value of liability-classified awards. The Company expects share-based compensation expense to be higher than previously anticipated for the full year of 2025, but it is projected to decrease considerably in 2026 and further in 2027 once certain awards have vested. Going forward, the Company intends to issue equity-classified, rather than liability-classified, long-term incentive compensation awards, which should help to reduce future earnings volatility.
Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Other income, net	$7.5	$4.5	$18.3	$15.6
Interest expense	(13.5)	(21.2)	(41.5)	(63.6)
Income tax (expense) benefit	(15.2)	33.9	(50.0)	19.4
Other income, net, for the three and nine months ended September 30, 2025 increased $3.0 million and $2.7 million, respectively, compared to the same periods in 2024.
Interest expense for the three and nine months ended September 30, 2025 decreased $7.7 million and $22.1 million compared to the same periods in 2024 primarily due to lower outstanding debt driven by the early payoff of the Term Loan B in the first quarter of 2025, as discussed further in Liquidity and Capital Resources.
The Company recognized income tax expense of $15.2 million and $50.0 million for the three and nine months ended September 30, 2025 resulting in an effective income tax rate of 44.6% and 31.5%, respectively. The effective income tax rate for the three and nine months ended September 30, 2025 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of the federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
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
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $170.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of September 30, 2025, will be sufficient to fund working capital needs and debt maturities for the next 12 months and beyond, as discussed further below in Debt below. During the first quarter of 2025, we voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B. We generated a record amount of operating cash in the first nine months of 2025, as discussed below in Cash and Working Capital. We expect strong annual operating cash flow to continue well beyond 2025, both from project execution activities and the resolution of outstanding claims and change orders. In addition, we expect to continue to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes.
Cash and Working Capital
Cash and cash equivalents were $695.7 million as of September 30, 2025 compared to $455.1 million as of December 31, 2024. Cash immediately available for general corporate purposes was $201.7 million and $265.6 million as of September 30, 2025 and December 31, 2024, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $235.8 million as of September 30, 2025 compared to $149.1 million as of December 31, 2024. Restricted cash and restricted investments at September 30, 2025 were primarily held to secure insurance-related contingent obligations and deposits.
During the nine months ended September 30, 2025, net cash provided by operating activities was $574.4 million, the largest result for the first nine months of any year. The operating cash flow for the first nine months of 2025 is already larger than any full-year result, exceeding the previous full-year record achieved in 2024. The record operating cash flow for the first nine months of 2025 was largely driven by collections from newer and ongoing projects and, to a much lesser extent, from collections related to recent dispute resolutions. During the nine months ended September 30, 2024, net cash provided by operating activities was $174.0 million, primarily driven by collections associated with dispute resolutions.
Cash flow from operating activities for the first nine months of 2025 increased $400.4 million compared to the same period in 2024. The increase in cash flow from operating activities for the first nine months of 2025 compared to 2024 primarily reflects higher cash generated by earning sources in the current period compared to the prior-year period, as well as a larger decrease in net project working capital in the current period compared to the prior-year period. The decrease in net project working capital in the 2025 period was primarily due to a current-year increase in billings in excess of costs and estimated earnings compared to a decrease last year, partially offset by a current-year increase in other current assets compared to a decrease last year, as well as a smaller current-year increase in accounts payable as compared to last year. While both periods were positively impacted by collections associated with previously disputed matters as mentioned above, such collections in the 2024 period were significant whereas such collections in 2025 were comparatively lower.
Net cash used in investing activities during the first nine months of 2025 was $130.9 million primarily due to the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $105.9 million and other net cash used in investment transactions of $30.2 million. Net cash used in investing activities during the first nine months of 2024 was $27.3 million primarily due to the acquisition of property and equipment for projects totaling $28.3 million and net cash used in investment transactions of $2.0 million, partially offset by proceeds from the sale of property and equipment of $2.9 million.
Net cash used in financing activities was $149.6 million for the first nine months of 2025, which was primarily driven by a $124.0 million net repayment of debt (including the $121.9 million repayment of the remaining balance on the Term Loan B discussed below in Debt). Net cash used in financing activities was $240.0 million for the first nine months of 2024, which was primarily driven by a $199.3 million net repayment of debt and $25.1 million of payments for debt issuance costs related to debt transactions during the period.
At September 30, 2025, we had working capital of $1.0 billion, a ratio of current assets to current liabilities of 1.30 and a ratio of debt to equity of 0.33, compared to working capital of $1.0 billion, a ratio of current assets to current liabilities of 1.41 and a ratio of debt to equity of 0.46 at December 31, 2024.
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
As of September 30, 2025, the Revolver had unused available borrowing capacity of $170.0 million, and the outstanding balance of the 2024 Senior Notes was $400.0 million. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) (and the London Interbank Offered Rate (“LIBOR”) prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the nine months ended September 30, 2025 were approximately 9.2% and 10.8%, respectively. At September 30, 2025, the borrowing rate on the Revolver was 10.5%. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

The table below presents our actual and required First Lien Net Leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
September 30, 2025
	Actual	Required
First lien net leverage ratio	(0.64) to 1.00(a)	≤ 2.25 : 1.00
____________________________________________________________________________________________________
(a) The ratio was negative because the Company’s cash and cash equivalents available for general corporate purposes exceeded secured Indebtedness, resulting in negative First Lien Net Indebtedness, both as defined in the 2020 Credit Agreement.
As of September 30, 2025, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Contractual Obligations
There have been no material changes in our contractual obligations from those described in our Annual Report on Form 10‑K for the year ended December 31, 2024.
Critical Accounting Policies and Estimates
There has been no material change in our significant accounting policies and estimates disclosed in Note 1 of the Notes to Consolidated Financial Statements and in Part II, Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2024.
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
Item 4. Mine Safety Disclosures
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. For the quarter ended September 30, 2025, we do not have any mine safety violations or other regulatory matters to disclose pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.
Item 5. Other Information
(c) Trading Plans
During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibits	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: November 5, 2025	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Executive Vice President and Chief Financial Officer