Form 10-K
period 2025-12-31
TUTOR PERINI CORP
filed 2026-02-26
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ -to- __________
Commission File Number: 1-6314
Tutor Perini Corporation

(Exact name of registrant as specified in its charter)
Massachusetts	04-1717070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15901 Olden Street, Sylmar, California	91342
(Address of principal executive offices)	(Zip Code)
(818) 362-8391
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TPC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $2,072,338,656 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of Common Stock, $1.00 par value per share, outstanding at February 19, 2026 was 52,791,451.
Documents Incorporated by Reference
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TUTOR PERINI CORPORATION
2025 ANNUAL REPORT ON FORM 10-K

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
We are a recognized leader in the construction industry and have built a solid reputation for executing large, complex projects while adhering to strict safety and quality control standards. We offer general contracting, pre-construction planning and comprehensive project management services, and have strong expertise in planning and delivering design-bid-build, design-build, construction management, and public-private partnership (P3) projects. We often utilize our resources and capabilities to self-perform multiple components of our projects, including earthwork, excavation, concrete forming and placement, steel erection, electrical, mechanical, plumbing, heating, ventilation and air conditioning (HVAC), and fire protection. During 2025, we performed work on approximately 1,600 construction projects.
We are recognized as one of the leading civil contractors in the United States, as evidenced by our performance on several of the country’s largest mass-transit and transportation projects, such as Newark Liberty International Airport’s AirTrain Replacement project and new Terminal A (“Newark Airport Terminal A”), various components of the East Side Access project, along with the Midtown Bus Terminal Replacement - Phase 1 project, and the Manhattan Tunnel project, all in New York, the Minneapolis Southwest Light Rail project (also known as the METRO Green Line Extension), the California High-Speed Rail System, the Alaskan Way Viaduct Replacement (the “SR 99”) project in Seattle, major portions of the Red Line and Purple Line subway segments of the Los Angeles Metro system, the San Francisco Central Subway extension to Chinatown, and the City Center Guideway and Stations project in Hawaii. We are also recognized as one of the major building contractors in the United States, as evidenced by our performance on several of the country’s largest building development projects, including Hudson Yards and the new Brooklyn and Manhattan Jail projects in New York City, the CityCenter complex and the Cosmopolitan Resort and Casino, both in Las Vegas, as well as several major technology, healthcare and educational facilities in California for prominent customers.
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
We have been active in civil construction since 1894 and believe we have a particular expertise in large, complex civil construction projects. We are currently working on or have completed some of the most significant civil construction projects in the United States. For example, we are working on the first phase of the California High-Speed Rail project, the Purple Line Segments 2 and 3 subway expansion projects in Los Angeles, the Minneapolis Southwest Light Rail project, the City Center Guideway and Stations project in Honolulu, and the Midtown Bus Terminal Replacement, the Newark AirTrain Replacement, and the Kensico-Eastview Connection Tunnel projects, all in New York. In addition, we have completed other major projects, including various components of the East Side Access project in New York City; the Newark Airport Terminal A project; the San Francisco Central Subway extension to Chinatown; the SR 99 project in Seattle; the platform over the eastern rail yard at Hudson Yards in New York City; the rehabilitation of the Verrazano-Narrows Bridge in New York City; and runway reconstruction projects at John F. Kennedy International Airport in New York, Los Angeles International Airport and Fort Lauderdale-Hollywood International Airport.
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

The bipartisan Infrastructure Investment and Jobs Act (the “Bipartisan Infrastructure Law”) was enacted into law in November 2021 and provided for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The Bipartisan Infrastructure Law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the 10 years from its enactment through 2031, and much of it is allocated for investment in end markets that are directly aligned with our market focus. Accordingly, we believe that this significant funding has benefited, and will continue to favorably impact, our current work and prospective opportunities over the next decade. While the current funding window for the Bipartisan Infrastructure Law closes on September 30, 2026, we believe that Congress recognizes the long-term nature of infrastructure work and is already engaged in the legislative process to secure future funding beyond that date, although any amount and composition of such future funding is yet to be determined. In addition, various existing projects and future project opportunities in Guam and the Indo-Pacific region are being funded by the U.S. government’s Pacific Deterrence Initiative, which provides substantial multi-year funding to support significant improvements that enhance the U.S. military’s infrastructure and readiness.
Building Segment
Our Building segment has significant experience providing services to several specialized building markets for private and public works customers, including hospitality and gaming, transportation, healthcare, commercial offices, government facilities, sports and entertainment, education, correctional and detention facilities, biotech, pharmaceutical, industrial and technology. We believe the success of the Building segment results from our proven ability to manage and perform large, complex projects with aggressive fast-track schedules, elaborate designs, and advanced mechanical, electrical and life safety systems, while providing accurate budgeting and strict quality control. We believe our strong reputation, long-standing customer relationships, competitive pricing and significant level of repeat and referral business have enabled us to achieve a leading position in the marketplace.
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
We are currently working on or have completed various large private and public building projects across a wide array of end markets. Specific projects include the Brooklyn and Manhattan Jail projects in New York City; Newark Airport Terminal A; the LAX/Metro Transit Center Station in Los Angeles, California; three large corporate office buildings in northern California for prominent technology companies; a commercial office tower and a multi-unit residential tower, both at Hudson Yards in New York City; the Cedars-Sinai Replacement Hospital in Marina Del Rey, California; the UCSF Benioff Children’s Hospital in Oakland, California; various Kaiser Permanente hospital buildings throughout California; the Choctaw Casino and Resort in Durant, Oklahoma; the Pechanga Resort and Casino expansion in Temecula, California; and courthouses in San Bernardino and San Diego, California, and in Miami, Florida. As a result of our reputation and track record, we were previously awarded and completed contracts for several marquee hospitality and gaming projects in Las Vegas, including the CityCenter complex, the Cosmopolitan Resort and Casino and the Wynn Encore Hotel. These projects span a wide array of building end markets and illustrate our Building segment’s résumé of successfully completed large-scale public and private projects.

Specialty Contractors Segment
Our Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC and fire protection systems for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment provides unique strengths and vertically integrated service capabilities that position us as a full-service contractor with greater control over project bids and costs, scheduled work, project delivery and risk management. A significant portion of the segment's work has been, and is expected to continue to be, performed for our Civil and Building segments, although the segment also continues to contract directly with state and local municipal agencies, real estate developers, school districts and other commercial and industrial customers.
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
Our Specialty Contractors business units are currently working on or have completed various components of the East Side Access project in New York City, upgrades and rehabilitations at various New York City public housing facilities, and various projects at the World Trade Center and at Hudson Yards in New York City. The Specialty Contractors segment is also currently supporting or has supported several large projects in our Civil and Building segments, including the Brooklyn and Manhattan Jail projects in New York City; the Purple Line Segments 2 and 3 subway expansion projects in Los Angeles; Newark Airport Terminal A; the California High Speed Rail project in central California; the SR 99 project in Seattle; the San Francisco Central Subway extension to Chinatown; McCarran International Airport Terminal 3 in Las Vegas; and several marquee hospitality and gaming projects in Las Vegas, including the CityCenter complex, the Cosmopolitan Resort and Casino, and the Wynn Encore Hotel.
For information regarding the breakdown of our revenue by segment, end market, customer type and contract type, see Note 3 of the Notes to Consolidated Financial Statements. In addition, financial information about geographic areas is discussed in Note 14 of the Notes to Consolidated Financial Statements.
Backlog
Backlog in our industry is a measure of the total value of work that is remaining to be performed on projects that have been awarded. We include a construction project in our backlog when a contract is awarded or when we have otherwise received written definitive notice that the project has been awarded to us and there are no remaining major uncertainties that the project will proceed (e.g., adequate funding is in place). As a result, we believe our backlog is firm, and although cancellations or scope adjustments may occur, historically they have not been material. We estimate that approximately $6 billion, or approximately 29%, of our backlog as of December 31, 2025 will be recognized as revenue in 2026. Our backlog by segment, end market, customer type and contract type is presented in the following tables:

	As of December 31,
(in thousands)	2025		2024
Backlog by business segment:
Civil	$10,153,716	49%	$8,835,634	47%
Building	7,333,354	36%	7,026,891	38%
Specialty Contractors	3,072,740	15%	2,811,413	15%
Total backlog	$20,559,810	100%	$18,673,938	100%

	As of December 31,
(in thousands)	2025		2024
Civil segment backlog by end market:
Mass transit (includes certain transportation and tunneling projects)	$6,307,306	62%	$4,985,286	57%
Military facilities	1,109,920	11%	1,011,066	11%
Water	1,025,427	10%	1,079,701	12%
Detention facilities	914,021	9%	871,478	10%
Bridges	604,428	6%	642,530	7%
Other	192,614	2%	245,573	3%
Total Civil segment backlog	$10,153,716	100%	$8,835,634	100%

	As of December 31,
(in thousands)	2025		2024
Building segment backlog by end market:
Healthcare facilities	$3,311,904	45%	$2,329,123	33%
Detention facilities	3,266,848	45%	3,950,644	56%
Government	306,174	4%	314,610	4%
Education facilities	220,308	3%	135,008	2%
Mass transit (includes transportation projects)	152,831	2%	250,856	4%
Other	75,289	1%	46,650	1%
Total Building segment backlog	$7,333,354	100%	$7,026,891	100%

	As of December 31,
(in thousands)	2025		2024
Specialty Contractors segment backlog by end market:
Detention facilities	$1,489,710	48%	$1,477,338	52%
Mass transit (includes certain transportation and tunneling projects)	580,958	19%	549,676	20%
Healthcare facilities	289,917	9%	94,445	3%
Multi-unit residential	223,291	7%	166,007	6%
Government	175,362	6%	241,346	8%
Commercial and industrial facilities	148,177	5%	145,355	5%
Other	165,325	6%	137,246	6%
Total Specialty Contractors segment backlog	$3,072,740	100%	$2,811,413	100%

	As of December 31,
	2025	2024
Backlog by customer type:
State and local agencies	78%	77%
Private owners	14%	15%
Federal agencies	8%	8%
Total backlog	100%	100%

	As of December 31,
	2025	2024
Backlog by contract type:
Fixed price	79%	82%
Guaranteed maximum price	13%	13%
Unit price	2%	3%
Cost plus fee and other	6%	2%
Total backlog	100%	100%

Fixed price contracts, particularly with federal, state and local government customers, are expected to continue to represent a sizable percentage of total backlog.
Competition
While the construction markets include numerous competitors, especially for small to mid-sized projects, much of the work that we target is for larger, more complex projects where there are typically fewer active market participants due to the greater capabilities and resources required to perform the work. We believe that our experience, reputation, responsiveness, customer relationships, project completion track record, schedule control, risk management, safety and quality of work are key factors customers consider when awarding contracts.
We have seen diminished competition in recent years for large, fixed-price civil infrastructure projects as fewer firms have been pursuing such projects and customers have at times had to make concerted efforts to attract bidders. In our Civil segment, we primarily compete with large civil construction firms, including (alphabetically) FlatironDragados USA; Kiewit Corporation; Lane Construction Corporation; OHL USA; Skanska USA; and The Walsh Group. In our Building segment, we compete with a variety of national and regional contractors, including (alphabetically) AECOM (through its past acquisitions of Tishman Construction and Hunt Construction Group); Balfour Beatty Construction; Clark Construction Group; DPR Construction; Gilbane, Inc.; Hensel Phelps Construction Co.; McCarthy Building Companies, Inc.; M. A. Mortenson Company; PCL Constructors, Inc.; Skanska USA; Suffolk Construction; Swinerton, Inc; Turner Construction Company; and The Whiting-Turner Contracting Co. In our Specialty Contractors segment, we compete principally with various regional and local electrical, mechanical and plumbing subcontractors.
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
Government Contracts
Most of our federal, state and local government customers can terminate, renegotiate, or modify any of their contracts with us at their election, and many of our federal government contracts are subject to renewal or extension periodically. Revenue derived from federal, state and local government customers as a percentage of our total revenue was 75% in 2025, 72% in 2024 and 74% in 2023.
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
Insurance and Bonding
As a normal part of the construction business, we are often contractually required to maintain various insurance coverages, including for our projects. Our wholly owned subsidiary, PCR Insurance Company, issues policies for default insurance for our subcontractors, automobile liability, general liability and workers’ compensation insurance, allowing us to centralize our claims and risk management functions to reduce our insurance-related costs. In addition, for certain larger projects, we typically procure project-specific insurance policies. Separately, property and equipment, including those of our joint ventures, are covered by insurance in amounts that we believe are consistent with our risk of loss and industry practice.
We are also often contractually required to provide various types of surety bonds as an additional level of security for our performance. In addition, we require many of our subcontractors to provide surety bonds as security for payment of subcontractors and suppliers and to guarantee their performance. As an alternative to traditional surety bonds, we also have purchased subcontractor default insurance for certain construction projects to insure against the risk of subcontractor default.
Human Capital Resources
The foundation of our continuing success as a leading construction services business is our ability to attract and retain the industry’s best talent by providing a culture of opportunity, development, accountability and empowerment, and by treating people with respect, dignity and fairness. This understanding guides our approach to managing our human capital resources.
Employees. Our principal asset is our employees, many of whom have technical and professional backgrounds and undergraduate and/or advanced degrees. As of December 31, 2025, we had approximately 7,400 employees (including union employees), of which approximately 2,000 were salaried and 5,400 were hourly employees. The number of employees at any given time depends on the volume and types of active projects in progress, as well as our position within the lifecycle of those projects. We believe that we have strong relationships with our employees and that the quality and level of service that our employees deliver to our customers are among the highest in our industry.
Union Workforce. We are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union crafts and are subject to various renewal dates. As of December 31, 2025, our workforce included a total of approximately 4,000 union employees. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects; accordingly, the expiration of any union contract in the next year is not expected to have any material impact on us. During the past several years, we have not experienced any significant work stoppages caused by our union employees.
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
Risks Related to Our Business and Operations
If we are unable to accurately estimate contract risks, revenue or costs, we may incur a loss or achieve lower than anticipated profit.
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
Economic factors, such as inflation, tariffs, the timing of new awards, or the pace of project execution, have resulted and may continue to result in losses or lower than anticipated profit.
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
Decreases or delays in the level of federal, state and local government spending for infrastructure and other public projects could adversely affect the number of projects available to us in the future.
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
We rely on computer, information and communication technology and other related systems, some of which are hosted by third-party providers, for various business processes and activities, including project management, accounting, financial reporting and business development. These systems are subject to interruptions or damage by a variety of factors including, but not limited to, cyber-attacks, natural disasters, power loss, telecommunications failures, acts of war, computer viruses, email phishing, obsolescence and physical damage. Additionally, the increased prevalence and use of artificial intelligence may heighten the risk that we may be subject to cybersecurity incidents in the future. Such interruptions can result in a loss of critical data, a delay in operations, damage to our reputation or an unintentional disclosure of customer confidential or personally identifiable information, any of which could have a material adverse impact on us and our consolidated financial statements.
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

The execution of our business strategies also substantially depends on our ability to retain several key members of our management. Losing any of these individuals could adversely affect our business. The majority of these key individuals are not bound by employment agreements. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key individuals to whom we have provided share-based compensation. We have experienced changes in senior management in the past. Our long-time Chairman and CEO transitioned to the role of Executive Chairman, and we appointed a new CEO, both effective as of January 1, 2025. Changes in management, including as a result of succession or voluntary or involuntary termination, including as a result of retirement, death or disability, could adversely affect our business and financial results, particularly if we are not able to identify, engage, and retain qualified successors or if our business, customers, or employees do not respond positively to such changes.
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
We are subject to risks related to government contracts (including government shutdowns and funding considerations) and related procurement regulations.
Our contracts with U.S. federal, as well as state, local and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, most of these contracts provide for termination or renegotiation by the government at any time, without cause, which could have an adverse effect on our business and operations. There have also recently been, and there may in the future be, occasions when even previously authorized and committed funding is withheld by the government, which could temporarily delay the progress of certain projects or the awards of new projects. The percentage of our business coming from government entities has continued to increase in recent years, and as of December 31, 2025 accounted for 86% of our backlog. As a result, the risks of adverse consequences related to government contracting and procurement are increasingly fundamental to our business.
Our international operations expose us to economic, political, regulatory and other risks, as well as uncertainty related to U.S. government funding, which could adversely affect our revenue and earnings.
For the year ended December 31, 2025, we derived $489.7 million, or 9%, of revenue from our work on projects in international locations, including U.S. territories. Our international operations expose us to risks inherent in doing business in regions outside the United States, including political risks; risks of loss due to acts of war; unstable economic, financial and market conditions; potential incompatibility with foreign subcontractors and vendors; foreign currency controls and fluctuations; trade restrictions; economic and trade sanctions; logistical challenges; variations in taxes; and changes in labor conditions, labor strikes and difficulties in staffing and managing international operations. Failure to successfully manage risks associated with our international operations could result in higher operating costs than anticipated or could delay or limit our ability to generate revenue and income from construction operations in key international markets.
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
We may not fully realize the revenue value reported in our backlog due to cancellations or reductions in scope, including as a result of government-related mandates.
As of December 31, 2025, our backlog of uncompleted construction work was approximately $20.6 billion. The revenue currently projected in our backlog may not be fully realized and, if realized, may not result in profits or may be less profitable than expected. The cancellation or reduction in scope of significant projects included in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.
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

We had $255.6 million of goodwill and indefinite-lived intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2025. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and involve highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material adverse impact on our consolidated financial statements. We have, in the past, recorded significant asset impairment charges and could have additional such charges in the future.
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
We currently have, and expect to continue to have, a substantial amount of indebtedness. As of December 31, 2025, our total debt was $407.4 million, with $14.6 million classified as current debt. A significant amount of debt under our credit agreement contains financial covenants, including one covenant to maintain a maximum First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement (as defined below)), which has required us to obtain two amendments, the First Amendment, dated as of October 31, 2022 and the Second Amendment, dated as of March 10, 2023, to the 2020 Credit Agreement in order to remain in compliance with this covenant. There is a risk that we may need to seek further amendments to this covenant or other covenants in the future should our operating results or financial condition differ materially from our projections. If we are unable to meet the terms of the financial covenants or fail to comply with any of the other restrictions contained in the agreements governing our indebtedness, an event of default could occur, causing the debt related to such agreements to become immediately due. If such acceleration occurs, we may not be able to repay such indebtedness as required. Since indebtedness under our credit agreement entered into on August 18, 2020 (as amended, the “2020 Credit Agreement”) with BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders is secured by substantially all of our assets, acceleration of this debt could result in foreclosure of those assets and a negative impact on our operations. In addition, a failure to meet the terms of our 2020 Credit Agreement could result in a reduction of future borrowing capacity or additional restrictions under the 2020 Credit Agreement that could negatively impact our liquidity and financial condition. A loss of liquidity could adversely impact our ability to execute projects in our backlog, obtain new projects, engage subcontractors, and attract and retain key employees.

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
Our executive chairman, Ronald N. Tutor, and three trusts he controls (the “Tutor Group”) own approximately 12% of the outstanding shares of our common stock as of December 31, 2025. Additionally, one of our current directors was appointed by Mr. Tutor pursuant to Mr. Tutor’s right to nominate one member to our Board of Directors, so long as the Tutor Group owns at least 11.25% of the outstanding shares of our common stock. Accordingly, Mr. Tutor could exert influence over the outcome of a range of corporate matters, including the election of directors and the approval or rejection of other extraordinary transactions, such as a takeover attempt or sale of the Company or its assets.
General Risk Factors
The market price of our common stock may fluctuate significantly, which could result in substantial losses for shareholders and subject us to litigation.
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
We cannot guarantee the timing, amount, or payment of dividends on our common stock or that we will repurchase our common stock pursuant to our stock repurchase program.
The timing, declaration, amount, and payment of future dividends to our shareholders falls within the discretion of the Board of Directors. The Board of Director’s decisions regarding the payment of future dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants related to our debt service obligations, industry practice, legal requirements, regulatory constraints, access to the capital markets, and other factors that it deems relevant. We cannot guarantee that we will continue to pay any dividend in the future. Furthermore, although our Board of Directors has authorized a share repurchase program, we are not obligated to make any purchases under the program, and it may be discontinued at any time.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Governance
Cybersecurity and risks related to our information technology (“IT”) are an important focus of our Board of Directors’ risk oversight. Our Board of Directors, with assistance from the Audit Committee, oversees the Company’s enterprise risk management process, which includes cybersecurity risk management. The Audit Committee, a member of which holds a Certificate in Cyber Risk Governance and a Qualified Risk Director designation from the DCRO Institute, receives regular reports from our Chief Information Officer (“CIO”), along with members of senior management, on the identification and status of cybersecurity risks and management, as well as on the Company’s exploration of the use of artificial intelligence in the construction industry.
Our IT and cybersecurity programs are managed by our CIO, who reports to our Chief Executive Officer. Our CIO has over 30 years of experience in managing IT and cybersecurity. We also have a dedicated Chief Information Security Officer (“CISO”), who reports to the CIO and has overall responsibility for establishing our enterprise-wide cybersecurity strategy, standards, architecture, processes and procedures, and policies. Our CISO has over 25 years of experience in IT and cybersecurity. The Company has adopted incident response plan procedures for assessing and escalating cybersecurity incidents to various response teams that include the CISO, the CIO and other senior management, as necessary.
Cybersecurity Risk Management and Strategy
We have established various policies, processes, and technologies to aid in our efforts to assess, identify, manage, and mitigate material risks posed by cybersecurity threats, including, among other things:
•Our CISO and IT teams continuously monitor our systems and perform an annual cybersecurity risk assessment;
•We have implemented a proactive incident response and management plan generally aligned with the National Institute of Standards and Technology (“NIST”), with annual plan testing and training for employees involved in the response process;
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
We are not aware of any known risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our Company, business strategy, or financial results, and we have not experienced any cybersecurity incidents that have had a material adverse impact on our operations or financial results. See Item 1A. Risk Factors for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES
We have office facilities and equipment yards in the following locations, which we believe are suitable and adequate for our current needs:

Offices	Owned or Leased by Tutor Perini	Business Segment(s)
Los Angeles (Sylmar), CA	Owned & Leased	Corporate, Civil & Specialty Contractors
Barrigada, Guam	Owned	Civil
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Fort Lauderdale, FL	Leased	Specialty Contractors
Framingham, MA	Owned	Building
Gulfport, MS	Owned	Building
Henderson, NV	Owned	Building
Houston, TX	Owned	Specialty Contractors
Menlo Park, CA	Leased	Building
Mount Vernon, NY	Leased	Specialty Contractors
New Rochelle, NY	Owned	Civil
Ozone Park, NY	Owned	Specialty Contractors

Equipment Yards	Owned or Leased by Tutor Perini	Business Segment(s)
Black River Falls, WI	Owned	Civil
Evansville, IN	Owned	Civil
Hilbert, WI	Owned	Civil
Palmdale, CA	Owned	Civil
Rosemount, MN	Owned	Civil
Stockton, CA	Owned	Building
Waukesha, WI	Owned	Civil
ITEM 3. LEGAL PROCEEDINGS
Legal proceedings are discussed in Note 8 of the Notes to Consolidated Financial Statements and are incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. For the year ended December 31, 2025, we do not have any mine safety violations and other mining regulation matters to disclose pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “TPC.”
Holders
At February 19, 2026, there were 254 holders of record of our common stock, including holders of record on behalf of an indeterminate number of beneficial owners.

Dividends
Our Board of Directors initiated a cash dividend in the fourth quarter of 2025 under which we have paid, and intend to continue paying, regular quarterly dividends. The declaration, amount and timing of such dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all respective laws and applicable agreements. Our ability to pay dividends will depend upon factors such as our cash balances and potential future capital requirements, including acquisitions, debt service requirements, results of operations, financial condition and other factors that our Board of Directors may deem relevant.
During the fourth quarter of 2025, the Company declared a cash dividend of $0.06 per share payable on December 23, 2025, to all shareholders of record on December 9, 2025. Total dividends declared in 2025 amounted to $3.4 million, including $0.3 million of accrued dividends relating to unvested share-based awards that are payable at the time of vesting.
Share Repurchases
In November 2025, our Board of Directors authorized a share repurchase program totaling $200 million with no expiration date. Under the share repurchase program, the Company plans to purchase outstanding common shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors and at such times and in amounts that the Company deems appropriate. As of December 31, 2025, we have not repurchased any shares of our common stock and $200 million remained available for repurchase under this program.
Our share repurchase programs do not obligate the Company to purchase any shares. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The authorization for the share repurchase programs may be terminated, increased or decreased by our Board of Directors at its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company's common stock, other uses of capital and other factors.
Issuance of Unregistered Securities
None.
Issuances Under Equity Compensation Plans
Our equity compensation plan information required by this item are incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.
Performance Graph
The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index. We selected the Dow Jones U.S. Heavy Construction Index because we believe the index reflects the market conditions within the industry in which we primarily operate. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2020 in each of our common stock, the NYSE Composite Index and the Dow Jones U.S. Heavy Construction Index, with investment weighted on the basis of market capitalization.

The comparisons in the following graph are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Tutor Perini Corp
NYSE Composite Index
Dow Jones U.S. Heavy Construction Index
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025

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
Comparison of 2024 to 2023 Results
For a discussion comparing our 2024 results to our 2023 results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.
Executive Overview
Operating Results
Consolidated revenue for 2025 was $5.5 billion, up 28% compared to $4.3 billion for 2024. The Company experienced strong growth in all three segments in 2025, primarily driven by increased project execution activities on certain newer, larger and higher-margin projects, all of which have significant scope of work remaining. These projects are in the early stages and are expected to ramp up substantially over the next several years.

Income from construction operations for 2025 was $232.0 million, a dramatic improvement compared to a loss from construction operations of $103.8 million for 2024. The increase in income from construction operations in 2025 was primarily due to contributions related to an overall net increase in project execution activities that totaled $172.1 million and a lower amount of net unfavorable adjustments in 2025 driven by changes in the estimate at completion for various projects, including: 1) impacts from improved productivity and efficiencies on certain projects, net of project charges, which had an aggregate net favorable impact of $104.3 million in 2025 compared to a net unfavorable impact of $36.4 million in 2024; 2) certain legal judgments or decisions that had net unfavorable impacts totaling $32.5 million in 2025 compared to $167.7 million in 2024; and 3) temporary aggregate negative project adjustments of $78.7 million in 2025 compared to $97.2 million in 2024 due to both the successful negotiation of significant lower margin (and lower risk) change orders and increases in unapproved work on various projects, the temporary impacts to earnings of which are expected to reverse themselves over the remaining lives of the projects. The improvement was partially offset by the impact of various settlements that had a net unfavorable impact of $61.8 million in 2025 compared to $45.8 million in 2024. The significant adjustments in 2025 and 2024 resulting from the above items are discussed in more detail in Results of Segment Operations.
Furthermore, income from construction operations for the year ended December 31, 2025 was negatively impacted by share-based compensation expense of $150.0 million compared to share-based compensation expense of $40.4 million in 2024. The increase in share-based compensation expense in 2025 was primarily due to a substantial increase of 176.9% in the Company’s stock price during 2025, which impacted the fair value of liability-classified awards. These liability-classified awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings. These types of awards were issued in past years as a short-term solution to deal with a depleted share pool under the Tutor Perini Corporation Omnibus Incentive Plan (the “Plan”) and a low stock price. The Company currently projects a decrease in share-based compensation expense in 2026 and a much more significant decrease in 2027 as certain such awards have vested and most of the remaining liability-classified awards will vest by the end of 2026. After the Company’s shareholders approved additional shares under the Plan in May 2025, the Company stopped issuing liability-classified, long-term incentive compensation awards, which will help to reduce future earnings volatility.
The effective income tax rate for 2025 was 30.0% compared to 29.3% for 2024. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Diluted earnings per common share for 2025 was $1.51 compared to diluted loss per common share of $3.13 for 2024. Adjusted diluted earnings per common share, which is a non-GAAP financial measure and excludes share-based compensation expense (and the associated tax benefit) for 2025 was $4.29, compared to an adjusted diluted loss per common share of $2.37 for 2024. The improvement for 2025 was primarily due to the factors discussed above that resulted in the change in income (loss) from construction operations for such period. Refer to the Non-GAAP Financial Measures section below for further information and a reconciliation of the Company's financial results reported under generally accepted accounting principles in the United States (“GAAP”) to the reported adjusted results.
The Company generated record cash flow from operations of $748.1 million in 2025 largely driven by collections from newer and ongoing projects and, to a much lesser extent, from collections related to recent dispute resolutions. The Company utilized some of its cash flow from operations in 2025 to voluntarily prepay its outstanding Term Loan B debt of $121.9 million.
Consolidated new awards in 2025 were $7.4 billion compared to $12.8 billion in 2024. The Civil and Building segments were the primary contributors to the new awards activity in 2025. Significant new awards and contract adjustments in 2025 included the $1.87 billion Midtown Bus Terminal Replacement - Phase 1 project in New York; the $1.18 billion Manhattan Tunnel project in New York; a healthcare facility project in California valued at approximately $1 billion; a $538 million healthcare project in California; $241 million of additional funding for the Apra Harbor Waterfront Repairs project in Guam; a $182 million military defense project in Guam; a $155 million education facility project in California; $131 million of additional funding for an electrical project in Texas; and another electrical project in Texas valued at more than $100 million. The Company has continued to be successful in winning its share of major new project opportunities due to a combination of its strategic bidding approach and favorable market dynamics, including limited competition in select markets for some of the larger projects. This environment, which is supported by strong public funding and demand, has allowed the Company to differentiate itself and deliver compelling proposals that align with the customer’s goals and expectations. The Company expects that this environment will continue for the foreseeable future.
Consolidated backlog as of December 31, 2025 was $20.6 billion, up 10% compared to $18.7 billion as of December 31, 2024. As of December 31, 2025, the mix of backlog by segment was 49% for Civil, 36% for Building and 15% for Specialty Contractors, compared to 47% for Civil, 38% for Building and 15% for Specialty Contractors at the end of 2024.

Most projects in the Civil segment’s backlog typically convert to revenue over a period of three to five years and in the Building and Specialty Contractors segments over a period of one to three years. Certain larger projects across all three segments may extend over a longer duration. We estimate that approximately $6 billion, or approximately 29%, of our backlog as of December 31, 2025 will be recognized as revenue in 2026.
The following table presents the changes in backlog in 2025:

(in millions)	Backlog at December 31, 2024	New Awards in 2025(a)	Revenue Recognized in 2025	Backlog at December 31, 2025(b)
Civil	$8,835.6	$4,164.9	$(2,846.8)	$10,153.7
Building	7,026.9	2,158.7	(1,852.2)	7,333.4
Specialty Contractors	2,811.4	1,105.3	(844.0)	3,072.7
Total	$18,673.9	$7,428.9	$(5,543.0)	$20,559.8
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

With respect to potential concerns regarding the U.S. government’s scrutiny and curtailment of federal funding for certain projects, as well as concerns about recent federal government shutdowns and varying new tariff policies that have been and may continue to be implemented, the Company does not currently anticipate any significant impacts to its business related to these factors. Most of the Company’s major projects are funded at the state or local level, or with some combination of federal, state and local funding. For projects that are wholly or partially funded with federal dollars, the funding for those projects has already been committed and/or those projects are strategically important to the United States. Despite this, there have recently been, and there may in the future be, occasions where even previously authorized and committed funding is withheld by the government, which could delay the progress of certain projects or the awards of new projects. The Company does not anticipate any material adverse impacts to its financial results as the result of such temporary project delays.

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

The outlook for the Company’s revenue growth over the next several years remains highly favorable due to strong new award bookings of large, long-duration projects over the past two years, as well as other new awards that are expected to be booked in the future. For example, the Company has certain building projects in California, mostly in the healthcare, education, and hospitality and gaming sectors, that are in the preconstruction phase. These projects are expected to transition from preconstruction to construction over the next few years, and they include a large, multi-billion-dollar healthcare project in California that is anticipated to be incrementally added to backlog over the next two to three years. Many of the Company’s newer projects are design-build projects that have an initial six to eighteen month design phase during which smaller revenue and earnings are generated prior to the start of a multi-year construction phase that generates substantially larger revenue and earnings. We anticipate that we will continue to win our share of significant new project awards resulting from long-term, well-funded capital spending plans by various state, local and federal customers, as well as limited competition for many of the larger project opportunities.

Nationally, support for transportation-related ballot measures has remained high over the last decade. Since 2014, voters in 43 states approved 84 percent of nearly 3,000 state and local measures on general election ballots. The largest of these was in Los Angeles County, where in 2016 Measure M, a half-cent sales tax increase, was approved and is expected to generate $120 billion of funding over 40 years. Funding from this measure is supporting, and is expected to continue to support, several of the Company’s current and prospective projects. More recently, in the November 2024 elections, voters approved 77 percent of 370 transportation funding measures on state and local ballots throughout the country. These measures are expected to generate an estimated $41.4 billion in new and renewed funding for roads, bridges, rail and other infrastructure. Additionally, the Federal Reserve lowered interest rates in the fall of 2024 and further reduced rates in the second half of 2025, and some economists expect continued interest rate reductions in 2026, though the actual timing and extent of such rate reductions remains uncertain. Lower interest rates could result in additional demand for continued general construction spending.
The Bipartisan Infrastructure Law was enacted into law in November 2021 and provided for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The Bipartisan Infrastructure Law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the 10 years from its enactment through 2031, and much of it is allocated for investment in end markets that are directly aligned with our market focus. Accordingly, we believe that this significant funding has benefited, and will continue to favorably impact, our current work and prospective opportunities over the next decade. While the current funding window for the Bipartisan Infrastructure Law closes on September 30, 2026, we believe that Congress recognizes the long-term nature of infrastructure work and is already engaged in the legislative process to secure future funding beyond that date, although the amount and composition of such future funding is yet to be determined. In addition, various existing projects and future project opportunities in Guam and the Indo-Pacific region are being funded by the U.S. government’s Pacific Deterrence Initiative, which provides substantial multi-year funding to support significant improvements that enhance the U.S. military’s infrastructure and readiness. Finally, there are various large infrastructure projects across the U.S. for which future funding may be provided, in part or entirely, through public-private partnership (P3) arrangements, which would include mostly private capital investments.
For a more detailed discussion of operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Non-GAAP Financial Measures
To supplement our audited Consolidated Financial Statements presented under GAAP, we are presenting certain non-GAAP financial measures. These non-GAAP financial measures are intended to provide additional insights that facilitate the comparison of our past and present performance, and they are among the indicators management uses to assess the Company’s financial performance and to forecast future performance. By presenting these non-GAAP financial measures, we aim to provide investors and stakeholders with a clearer understanding of our operating results and enhance transparency with respect to the key financial metrics used by our management in its financial and operational decision-making.

These non-GAAP financial measures, which exclude share-based compensation expense for the years ended December 31, 2025, 2024 and 2023 (as well as the tax benefit associated with the expense), consist of adjusted net income (loss) attributable to the Company and adjusted earnings (loss) per share. We exclude share-based compensation expense because this expense could result in significant volatility in our reported earnings, driven primarily by fluctuations in the expense recognized for certain long-term incentive compensation awards with payouts that are indexed to the Company’s common stock. By adjusting for share-based compensation, our non-GAAP measures present a supplemental depiction of our operational performance and financial health. This approach allows stakeholders to focus on our core operational efficiency and profitability without the variable impact to earnings caused by significant changes in our stock price. Our non-GAAP measures are intended to offer a consistent basis for evaluating the Company’s performance, which management believes is meaningful to stakeholders.

The non-GAAP financial measures included in this Annual Report on Form 10-K as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. Additionally, these non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable measures prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis.

Reconciliations of these non-GAAP financial measures are found in the table below:

Reconciliation of Non-GAAP Financial Measures

	Year Ended December 31,
(in millions, except per common share amounts)	2025	2024	2023
Net income (loss) attributable to Tutor Perini Corporation, as reported	$80.4	$(163.7)	$(171.2)
Plus: Share-based compensation expense(a)	150.0	40.4	12.3
Less: Tax benefit provided on share-based compensation expense	(1.3)	(0.7)	(0.8)
Adjusted net income (loss) attributable to Tutor Perini Corporation	$229.1	$(124.0)	$(159.7)

Diluted earnings (loss) per common share, as reported	$1.51	$(3.13)	$(3.30)
Plus: Share-based compensation expense impact per diluted share	2.81	0.77	0.24
Less: Tax benefit provided on share-based compensation expense per diluted share	(0.03)	(0.01)	(0.02)
Adjusted diluted earnings (loss) per common share	$4.29	$(2.37)	$(3.08)
_____________________________________________________________________________________________________________
(a)The amount represents share-based compensation expense recorded during the years ended December 31, 2025, 2024 and 2023. This includes expense associated with certain long-term incentive compensation awards that have payouts indexed to the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period have caused and could continue to cause significant fluctuations in the reported expense. The increase in the expense for the year ended December 31, 2025 as compared to the prior-year periods was driven by the substantial increase in the price of the Company’s stock during the 2025 period.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below:
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Year Ended December 31,
(in millions)	2025	2024
Revenue	$2,846.8	$2,118.9
Income from construction operations	390.9	138.3
Revenue for 2025 increased 34% compared to 2024, and set a new record for the segment. The substantial growth was primarily due to increased project execution activities on certain newer, larger and higher-margin projects, all of which have substantial scope of work remaining.
Income from construction operations for 2025 increased $252.6 million compared to 2024, and also set a new record for the segment. The significant improvement was primarily due to contributions related to the increased project execution activities discussed above and the absence of certain prior-year net unfavorable adjustments. These prior-year net unfavorable adjustments included $101.6 million pertaining to an unexpected adverse arbitration decision on a legacy dispute related to a completed bridge project in California, which the Company is appealing; a temporary non-cash impact of $31.8 million for a project on the West Coast, which primarily resulted from significant changes that have been negotiated and carry lower margin (and lower risk) that reduced the project’s percentage of completion and overall margin percentage; $17.4 million due to an unfavorable legal ruling on a completed highway project in Virginia; and $15.1 million due to changes in estimates on an otherwise profitable mass-transit project in California that is nearly complete, partially offset by a prior-year favorable adjustment of $18.4 million due to a settlement of a claim associated with a completed highway tunneling project in the western United States. The 2025 period was also impacted by certain largely offsetting adjustments, including favorable adjustments of $57.6 million that resulted from the settlement of certain change orders and changes in estimates due to improved performance and a favorable project closeout on a domestic mass-transit project, mostly offset by an unfavorable adjustment of $54.7 million due to the settlement of a legacy dispute related to a tunneling project in Canada.
Operating margin was 13.7% for 2025 compared to 6.5% in 2024. The increase in operating margin for 2025 was primarily due to the above-mentioned factors that drove the increases in revenue and income from construction operations.

New awards and contract adjustments in the Civil segment totaled $4.2 billion in 2025 compared to $6.7 billion in 2024. Significant new awards and contract adjustments in 2025 included the $1.87 billion Midtown Bus Terminal Replacement - Phase 1 project in New York; the $1.18 billion Manhattan Tunnel project in New York; $241 million of additional funding for the Apra Harbor Waterfront Repairs project in Guam; and a $182 million military defense project in Guam.
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
Backlog for the Civil segment was $10.2 billion as of December 31, 2025, up 15% compared to $8.8 billion as of December 31, 2024. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, and supported by substantial anticipated funding from various voter-approved state and local transportation measures, the Bipartisan Infrastructure Law, and by public agencies’ long-term spending plans. We believe that the Civil segment is well-positioned to continue capturing its share of these prospective projects, with the majority of near-term opportunities on the West Coast, in the Midwest, the Northeast, and the Indo-Pacific region.
Building Segment
Revenue and income (loss) from construction operations for the Building segment are summarized as follows:

	Year Ended December 31,
(in millions)	2025	2024
Revenue	$1,852.2	$1,617.6
Income (loss) from construction operations	58.2	(24.1)
Revenue for 2025 increased 15% compared to 2024, primarily due to increased project execution activities on two large detention facility projects in New York and a large healthcare facility project in California, all of which have substantial scope of work remaining.
Income from construction operations for 2025 was $58.2 million compared to a loss of $24.1 million for 2024. The significant improvement was principally due to contributions related to the increased project execution activities discussed above and the absence of certain prior-year unfavorable adjustments, including $25.9 million on a completed government building project in Florida primarily due to increased costs associated with external subcontractors and resolution of certain delay change orders and $20.0 million associated with the settlement of a legacy dispute related to a completed government facility project in Florida.
Operating margin was 3.1% in 2025 compared to (1.5)% in 2024. The increase in operating margin was driven by the above-mentioned factors that drove the increases in revenue and income (loss) from construction operations.
New awards and contract adjustments in the Building segment totaled $2.2 billion in 2025 compared to $4.5 billion in 2024. Significant new awards and contract adjustments in 2025 included a healthcare facility project in California valued at approximately $1 billion; a $538 million healthcare project in California; and a $155 million education facility project in California. Certain Building segment end markets, such as healthcare, education, industrial/manufacturing, and hospitality and gaming, continue to demonstrate strong demand for new and renovated facilities.
New awards and contract adjustments in 2024 included the Building segment’s portion of the $3.76 billion Manhattan Jail project in New York (which includes a substantial amount of electrical and mechanical scope of work that will be performed by the Specialty Contractors segment); a $1.4 billion healthcare campus project in California; $449 million for two healthcare facility projects in California; and a $229 million airport terminal connectors project at Fort Lauderdale-Hollywood International Airport in Florida.

Backlog for the Building segment was $7.3 billion as of December 31, 2025, up 4% compared to $7.0 billion as of December 31, 2024. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets and geographic locations. In addition, there are certain healthcare, education, and hospitality and gaming projects underway in California that are in the preconstruction phase, with only a small portion of their full anticipated value included in our reported backlog. These projects are expected to transition from preconstruction to construction over the next few years, and they include a large, multi-billion-dollar healthcare project in California that is anticipated to be incrementally added to backlog over the next two to three years.
Specialty Contractors Segment
Revenue and loss from construction operations for the Specialty Contractors segment are summarized as follows:

	Year Ended December 31,
(in millions)	2025	2024
Revenue	$844.0	$590.4
Loss from construction operations	(7.5)	(103.3)
Revenue for 2025 increased 43% compared to 2024, primarily due to increased project execution activities on the electrical and mechanical components of various newer projects across diverse end markets, all with substantial scope of work remaining and driven by overall strong market demand.
Loss from construction operations for 2025 was $7.5 million compared to $103.3 million for 2024. The significant improvement was primarily due to contributions related to the increased project execution activities discussed above. Many of these projects are in the early stages and are expected to ramp up substantially over the next several years. The improvement was also driven by a reduction in net unfavorable adjustments in 2025, primarily due to the absence of certain prior-year unfavorable adjustments on several completed projects due to the impact of judgments and settlements that totaled $57.2 million in 2024, including $17.7 million due to an unfavorable judgment on a completed mass-transit project in California and certain other adjustments that were individually immaterial.
Operating margin was (0.9)% in 2025 compared to (17.5)% in 2024. The change in operating margin was mainly attributable to the aforementioned factors that drove the changes revenue and loss from construction operations in 2025.
New awards and contract adjustments in the Specialty Contractors segment totaled $1.1 billion in 2025 compared to $1.7 billion in 2024. The most significant new awards and contract adjustments in 2025 included five mechanical projects in Florida collectively valued at $155 million, $136 million for the electrical component of a mass-transit project in the Northeast, $131 million of additional funding for an electrical project in Texas and another electrical project in Texas valued at more than $100 million.
New awards and contract adjustments in 2024 included the Specialty Contractors segment’s electrical and mechanical scope of work booked as part of the Manhattan Jail project discussed above, two electrical projects in New York collectively valued at $195 million and a $64 million electrical project in Connecticut.
Backlog for the Specialty Contractors segment was $3.1 billion as of December 31, 2025, up 9% compared to $2.8 billion as of December 31, 2024. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. We believe that the segment remains well-positioned to continue capturing its share of other new projects, leveraging the strong reputation held by the business units in this segment for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $210.8 million in 2025 compared to $110.2 million in 2024. The increase in corporate general and administrative expenses in 2025 compared to 2024 was primarily due to a substantial increase in share-based compensation expense that resulted from a higher stock price, which impacted the fair value of liability-classified awards. The Company currently projects a decrease in share-based compensation expense in 2026 and a much more significant decrease in 2027 as certain such awards have vested and most of the remaining liability-classified awards will vest by the end of 2026. After the Company’s shareholders approved additional shares under the Plan in May 2025, the Company stopped issuing liability-classified, long-term incentive compensation awards, which will help to reduce future earnings volatility.

Other Income, Net, Interest Expense and Income Tax (Expense) Benefit

	Year Ended December 31,
(in millions)	2025	2024
Other income, net	$27.5	$19.9
Interest expense	(55.0)	(89.1)
Income tax (expense) benefit	(61.4)	50.7
Other income, net for the year ended December 31, 2025 increased $7.6 million compared to the same period in 2024.
Interest expense decreased $34.1 million in 2025 compared to 2024 primarily due to lower outstanding debt driven by the early payoff of the Term Loan B in the first quarter of 2025, as discussed further in Liquidity and Capital Resources.
The effective income tax rate was 30.0% for 2025 compared to 29.3% for 2024. The items that caused a higher effective tax rate in 2025 as compared to 2024 were primarily higher non-deductible expenses, partially offset by higher earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company), federal income tax credits and state income taxes. For a further discussion of income taxes, refer to Note 5 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $170.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of December 31, 2025, will be sufficient to fund working capital needs, dividends, share repurchases, and debt maturities for the next 12 months and beyond, as discussed further in Debt below. During the first quarter of 2025, we voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B. We generated a record amount of operating cash in 2025, as discussed below in Cash and Working Capital. We expect strong annual operating cash flow to continue in future years, both from project execution activities and the resolution of outstanding claims and change orders. In addition, we expect to continue to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes.
Cash and Working Capital
Cash and cash equivalents were $734.6 million as of December 31, 2025 compared to $455.1 million as of December 31, 2024. Cash immediately available for general corporate purposes was $270.7 million and $265.6 million as of December 31, 2025 and 2024, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $264.6 million as of December 31, 2025 compared to $149.1 million as of December 31, 2024. Restricted cash and restricted investments at December 31, 2025 were primarily held to secure insurance-related contingent obligations and deposits.
During the year ended December 31, 2025, net cash provided by operating activities was $748.1 million, compared to $503.5 million in 2024, representing an increase of $244.6 million, or 49%. The operating cash flow for 2025 was the largest result for any year since the merger between Tutor-Saliba Corporation and Perini Corporation in 2008, and represented the fourth consecutive year of record operating cash flow. The record operating cash flow in 2025 was primarily driven by strong collections on newer and ongoing projects, reflecting a significant increase in project execution and improved working capital management, with additional contributions from a reduction in costs and estimated earnings in excess of billings due to the resolution of certain legacy matters. The operating cash flow in 2024 was primarily driven by collections associated with dispute resolutions.
As noted above, cash flow from operating activities increased $244.6 million when comparing 2025 with 2024. The increase in cash flow from operating activities primarily reflects higher cash generated by earning sources, partially offset by a smaller decrease in net project working capital in 2025 compared to 2024. The smaller decrease in net project working capital in 2025 compared to 2024 was primarily due to current-year increases in accounts receivable, other current assets and retention receivable compared to decreases last year, mostly offset by a larger current-year increase in billings in excess of costs and estimated earnings compared to last year. While both periods were positively impacted by collections associated with previously disputed matters, such collections were significant in 2024 whereas they were comparatively lower in 2025.

Net cash used in investing activities during 2025 was $257.3 million, which was primarily due to the acquisition of property and equipment (i.e., capital expenditures) totaling $180.9 million, mostly related to owner-funded equipment on newer projects, and net cash used in investment transactions of $85.3 million, partially offset by proceeds from the sale of property and equipment of $8.9 million. Net cash used in investing activities during 2024 was $40.7 million, which was primarily due to the acquisition of property and equipment totaling $37.4 million and net cash used in investment transactions of $8.0 million, partially offset by proceeds from the sale of property and equipment of $4.8 million.
Net cash used in financing activities during 2025 was $184.8 million, which was primarily driven by a $130.8 million net repayment of debt (including the $121.9 million repayment of the remaining balance on the Term Loan B discussed below in Debt) and $51.7 million of cash distributions to noncontrolling interests. Net cash used in financing activities during 2024 was $393.3 million, which was primarily driven by a $354.6 million net repayment of debt, $25.1 million of payments for debt issuance costs related to debt transactions during the year and $23.3 million of cash distributions to noncontrolling interests, partially offset by $15.2 million of cash contributions from noncontrolling interests.
As of December 31, 2025, we had working capital of $0.9 billion, a ratio of current assets to current liabilities of 1.27 and a ratio of debt to equity of 0.32 compared to working capital of $1.0 billion, a ratio of current assets to current liabilities of 1.41 and a ratio of debt to equity of 0.46 at December 31, 2024.
Debt
Summarized below are the key terms of our debt as of December 31, 2025. For additional information, refer to Note 7 of the Notes to Consolidated Financial Statements, as applicable.
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
As of December 31, 2025, the Revolver had unused available borrowing capacity of $170.0 million, and the outstanding balance of the 2024 Senior Notes was $400.0 million. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) (and the London Interbank Offered Rate (“LIBOR”) prior to the transition to SOFR), in the case of the Term Loan B, and the administrative agent’s prime lending rate, in the case of the Revolver. Effective May 2, 2023, the 2020 Credit Agreement was amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. The average borrowing rates on the Term Loan B and the Revolver for the year ended December 31, 2025 were approximately 9.2% and 10.8%, respectively. At December 31, 2025, the borrowing rate on the Revolver was 10.0%. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 7 of the Notes to Consolidated Financial Statements.
The table below presents our actual and required First Lien Net Leverage Ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
December 31, 2025
	Actual(a)	Required
First Lien Net Leverage Ratio	(0.66) to 1.00	< or = 2.25 : 1.00
_____________________________________________________________________________________________________________

(a)The ratio was negative because the Company’s cash and cash equivalents available for general corporate purposes exceeded secured Indebtedness, resulting in negative First Lien Net Indebtedness, both as defined in the 2020 Credit Agreement.
As of December 31, 2025, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $13.1 million and $19.3 million at December 31, 2025 and 2024, respectively, with interest rates ranging from 2.54% to 7.32% with equal monthly installment payments over periods up to 5 years. The aggregate balance of mortgage loans was approximately $5.1 million and $5.8 million at December 31, 2025 and 2024, respectively, with interest rates of SOFR plus 2.00% and monthly installment payments over periods up to 10 years.

Dividends
In November 2025, our Board of Directors declared a cash dividend of $0.06 per share payable on December 23, 2025 to all shareholders of record as of December 9, 2025. Total dividends declared in 2025 amounted to $3.4 million, including $0.3 million of accrued dividends relating to unvested share-based awards that are payable at the time of vesting.
Share Repurchase Program
In November 2025, the Company’s Board of Directors authorized a $200 million share repurchase program. Under this program, the Company plans to purchase outstanding common shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors and at such times and in amounts that the Company deems appropriate. There were no share repurchases under this program in 2025.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2025 include:
•Debt obligations of $425.4 million (of which $14.6 million are due in 2026) and interest payments of $168.4 million (of which $48.4 million are due in 2026) based on rates in effect as of December 31, 2025. See Note 7 of the Notes to Consolidated Financial Statements for further detail of our debt and the timing of expected future principal and interest payments.
•Operating lease obligations of $84.9 million (of which $16.5 million are due in 2026). See Note 9 of the Notes to Consolidated Financial Statements for further detail of our lease obligations and the timing of expected future payments.
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
During the fourth quarter of 2025, we conducted our annual goodwill impairment test and determined that goodwill was not impaired since the estimated fair value of the Civil reporting unit exceeded its net book value by a significant amount. However, there is a risk of goodwill impairment if future events are less favorable than what we assumed or estimated in our impairment analysis.
The Company has considered relevant events and circumstances since the annual goodwill impairment test, including, but not limited to, an examination of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance by each reporting unit, other relevant entity-specific events, and trends in the stock prices of the Company and its peers. In considering the totality of qualitative factors known as of the reporting date, we determined that no triggering events occurred or circumstances changed since our October 1, 2025 annual test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated. These events and circumstances include, but are not limited to, changes in the overall financial performance of the Civil reporting unit and other quantitative and qualitative factors specific to the Civil reporting unit which indicate potential triggering events that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk. In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in interest rates. Borrowings under our 2020 Credit Agreement and certain other debt obligations have variable interest rates subject to interest rate risk. See Note 7 of the Notes to Consolidated Financial Statements for further discussion of our 2020 Credit Agreement. As of December 31, 2025, we did not have any significant outstanding borrowings with variable interest rates.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth in Item 15 in this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act, as of December 31, 2025 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective, in that they are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting — Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). In designing and evaluating our system of internal control over financial reporting, we recognize that inherent limitations exist in any control system no matter how well designed and operated, and we can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In making this assessment, management utilized the criteria issued in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tutor Perini Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Los Angeles, California
February 26, 2026

ITEM 9B. OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2025 under the sections entitled Board of Director Nominees, Delinquent Section 16(a) Report, Corporate Governance and Executive Officers.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2025 under the sections entitled Executive Officers, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation, CEO Pay Ratio Disclosure, Pay Versus Performance and Director Compensation.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2025 under the sections entitled Equity Compensation Plan Information for 2025 and Ownership of Common Stock by Directors, Executive Officers and Principal Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2025 under the sections entitled Board of Director Nominees, Corporate Governance and Certain Relationships and Related Party Transactions.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of 2025 under the section entitled Fees Paid to Audit Firm.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Tutor Perini Corporation and Subsidiaries
(a) List of Documents Filed as a Part of This Report.
1.           Financial Statements:
Our Consolidated Balance Sheets as of December 31, 2025 and 2024 and our Consolidated Statements of Operations, Comprehensive Income (Loss), Cash Flows, and Changes in Equity for each of the three years in the period ended December 31, 2025 and the Notes thereto, together with the Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) on those Consolidated Financial Statements are hereby filed as part of this Annual Report on Form 10-K, beginning on page F-1.
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

4.6	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to Form 10-K filed on February 27, 2025).
Exhibit 10.	Material Contracts
10.1
Credit Agreement, dated as of August 18, 2020, among Tutor Perini Corporation, BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 19, 2020).

10.2	First Amendment to Credit Agreement, dated as of October 31, 2022 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2022).
10.3	Second Amendment to Credit Agreement, dated as of March 10, 2023 (incorporated by reference to Exhibit 10.33 to Form 10-K filed on March 15, 2023).

10.4	Third Amendment to Credit Agreement, dated as of May 2, 2023 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 4, 2023).
10.5	Fourth Amendment to Credit Agreement, dated as of December 20, 2023 (incorporated by reference to Exhibit 10.5 to Form 10-K filed on February 28, 2024).
10.6	Fifth Amendment to Credit Agreement, dated as of April 15, 2024 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on April 25, 2024).
10.7	Commercial Lease Agreement, dated April 18, 2014, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 7, 2014).
10.8
Assignment and Assumption Agreement, dated January 15, 2015, by and between Ronald N. Tutor and the Ronald N. Tutor Separate Property Trust (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2020).

10.9
Assignment and Assumption Agreement, dated March 3, 2015, by and between the Ronald N. Tutor Separate Property Trust and Kristra Investments, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 4, 2020).

10.10
First Amendment to Commercial Lease Agreement, dated October 7, 2020, by and between Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 4, 2020).

10.11
Second Amendment to Commercial Lease Agreement, dated December 28, 2020, by and between Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.14 to Form 10-K filed on February 24, 2021).

10.12
Second Amendment to Fontana Property Lease Agreement, dated December 28, 2020, by and between Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on February 24, 2021).

10.13
Third Amendment to Commercial Lease Agreement, dated February 19, 2021, by and between Tutor Perini Corporation and Aliaron Investments, Ltd. (incorporated by reference to Exhibit 10.16 to Form 10-K filed on February 24, 2021).

10.14*	Tutor Perini Corporation Omnibus Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 6, 2025).
10.15*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 4, 2022).
10.16*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on May 4, 2022).
10.17*	Form of Cash-Settled Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 4, 2022).
10.18*	Form of Cash-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on April 25, 2024).
10.19*
Amendment to Restricted Stock Unit Award Agreement, dated June 13, 2024, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 1, 2024).

10.20*
Amended and Restated Employment Agreement, effective as of June 1, 2021, by and between Tutor Perini Corporation and Ronald N. Tutor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 30, 2021).

10.21*
Amended and Restated Employment Agreement, effective as of November 15, 2023, by and between Tutor Perini Corporation and Gary G. Smalley (incorporated by reference to Exhibit 10.28 to Form 10-K filed on February 28, 2024).

10.22*	Letter Agreement, effective as of November 15, 2023, by and between Tutor Perini Corporation and Ryan J. Soroka (incorporated by reference to Exhibit 10.31 to Form 10-K filed on February 28, 2024).
10.23*
Amended and Restated Long-Term Incentive Bonus Agreement, effective as of October 1, 2023, by and between Tutor Perini Corporation and Kristiyan Assouri (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 7, 2025).

10.24*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form S-1 (File No. 333-111338) filed on February 10, 2004).
10.25*	Form of Separation Benefits Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 7, 2025).
10.26*	Form of Employment Letter Agreement (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 6, 2025).
Exhibit 19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed on February 27, 2025).
Exhibit 19.2	Insider Trading Procedures (incorporated by reference to Exhibit 19.2 to Form 10-K filed on February 27, 2025).
Exhibit 21	Subsidiaries of Tutor Perini Corporation.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 24	Power of Attorney executed by members of the Company’s Board of Directors allowing certain individuals to sign the Company’s Form 10-K on their behalf.
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 97	Tutor Perini Corporation Officer Compensation Clawback Policy (incorporated by reference to Exhibit 97 to Form 10-K filed on February 28, 2024).
Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
_____________________________________________________________________________________________________________
*    Management contract or compensatory plan or arrangement
†    Furnished herewith
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tutor Perini Corporation
(Registrant)

Date: February 26, 2026	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

● Principal Executive Officer and Director

/s/ Gary G. Smalley
Gary G. Smalley	Director, Chief Executive Officer and President	February 26, 2026

● Principal Financial Officer

/s/ Ryan J. Soroka
Ryan J. Soroka	Executive Vice President and Chief Financial Officer	February 26, 2026

● Principal Accounting Officer

/s/ Henry Dieu
Henry Dieu	Vice President and Chief Accounting Officer	February 26, 2026

● Other Directors

Peter Arkley	)
Jigisha Desai	)
Sidney J. Feltenstein	)
Robert C. Lieber	)
Dennis D. Oklak	)	/s/ Ryan J. Soroka
Raymond R. Oneglia	)	Ryan J. Soroka
Dale A. Reiss	)	Attorney in Fact
Shahrokh Shah	)
Ronald N. Tutor	)	Dated: February 26, 2026

TUTOR PERINI CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tutor Perini Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tutor Perini Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue, Accounts Receivable, Contract Assets and Liabilities — Accounting for Construction Contracts – Refer to Notes 1, 3, 4, and 8 to the financial statements
Critical Audit Matter Description
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
–Evaluated the reasonableness of management’s estimates of total cost and profit at completion for selected contracts by:
◦Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.
◦Comparing management’s estimates to supporting documents for those estimates, when applicable.
◦Evaluating management’s ability to accurately estimate total costs and profits at completion by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.
◦Evaluating trends on changes in estimates and obtaining evidence on timing and amounts supporting these changes in estimates.
–Tested the mathematical accuracy of management’s calculation of revenue recognized.
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
February 26, 2026
We have served as the Company's auditor since 2002.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per common share amounts)	2025	2024	2023
REVENUE	$5,543,039	$4,326,922	$3,880,227
COST OF OPERATIONS	(4,895,524)	(4,129,884)	(3,739,603)
GROSS PROFIT	647,515	197,038	140,624
General and administrative expenses	(415,554)	(300,791)	(255,221)
INCOME (LOSS) FROM CONSTRUCTION OPERATIONS	231,961	(103,753)	(114,597)
Other income, net	27,512	19,878	17,200
Interest expense	(54,965)	(89,133)	(85,157)
INCOME (LOSS) BEFORE INCOME TAXES	204,508	(173,008)	(182,554)
Income tax (expense) benefit	(61,427)	50,669	54,957
NET INCOME (LOSS)	143,081	(122,339)	(127,597)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	62,641	41,382	43,558
NET INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$80,440	$(163,721)	$(171,155)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$1.53	$(3.13)	$(3.30)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.51	$(3.13)	$(3.30)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,693	52,322	51,845
DILUTED	53,413	52,322	51,845
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2025	2024	2023
NET INCOME (LOSS)	$143,081	$(122,339)	$(127,597)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Defined benefit pension plan adjustments	1,509	5,782	3,283
Foreign currency translation adjustments	1,999	(3,875)	835
Unrealized gain in fair value of investments	2,786	2,140	4,131
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	6,294	4,047	8,249

COMPREHENSIVE INCOME (LOSS)	149,375	(118,292)	(119,348)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	64,181	39,630	44,557
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$85,194	$(157,922)	$(163,905)
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share amounts)	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($361,898 and $131,738 related to VIEs)	$734,553	$455,084
Restricted cash	35,641	9,104
Restricted investments	228,959	139,986
Accounts receivable ($126,245 and $51,953 related to VIEs)	1,218,609	986,893
Retention receivable ($216,099 and $171,704 related to VIEs)	668,894	560,163
Costs and estimated earnings in excess of billings ($82,426 and $95,219 related to VIEs)	819,199	942,522
Other current assets ($145,473 and $24,954 related to VIEs)	411,030	192,915
Total current assets	4,116,885	3,286,667
PROPERTY AND EQUIPMENT:
Land	44,132	44,132
Building and improvements	149,973	138,799
Construction equipment	681,300	609,495
Other equipment	242,776	196,870
	1,118,181	989,296
Less accumulated depreciation	(570,186)	(566,308)
Total property and equipment, net ($23,246 and $19,876 related to VIEs)	547,995	422,988
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	63,832	66,069
DEFERRED INCOME TAXES	96,573	143,289
OTHER ASSETS	129,994	118,554
TOTAL ASSETS	$5,160,422	$4,242,710
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,589	$24,113
Accounts payable ($64,712 and $22,845 related to VIEs)	724,932	631,468
Retention payable ($27,743 and $19,744 related to VIEs)	265,246	240,971
Billings in excess of costs and estimated earnings ($520,455 and $326,561 related to VIEs)	1,838,610	1,216,623
Accrued expenses and other current liabilities ($56,044 and $16,391 related to VIEs)	396,121	219,525
Total current liabilities	3,239,498	2,332,700
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $17,983 and $21,977	392,785	510,025
OTHER LONG-TERM LIABILITIES	265,477	241,379
TOTAL LIABILITIES	3,897,760	3,084,104
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Stockholders' equity:
Preferred stock – authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock – authorized 112,500,000 shares ($1 par value), issued and outstanding 52,791,451 and 52,485,719 shares	52,791	52,486
Additional paid-in capital	1,148,634	1,146,800
Retained earnings (deficit)	46,443	(30,575)
Accumulated other comprehensive loss	(29,234)	(33,988)
Total stockholders' equity	1,218,634	1,134,723
Noncontrolling interests	44,028	23,883
TOTAL EQUITY	1,262,662	1,158,606
TOTAL LIABILITIES AND EQUITY	$5,160,422	$4,242,710

The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$143,081	$(122,339)	$(127,597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	47,578	51,551	42,992
Amortization of intangible assets	2,237	2,236	2,237
Share-based compensation expense	150,002	40,356	12,259
Change in debt discounts and deferred debt issuance costs	4,553	14,068	5,458
Deferred income taxes	46,861	(78,008)	(64,820)
(Gain) loss on sale of property and equipment	(2,050)	116	(5,016)
Changes in other components of working capital	330,633	589,124	428,910
Other long-term liabilities	20,658	14,898	3,754
Other, net	4,512	(8,458)	10,294
NET CASH PROVIDED BY OPERATING ACTIVITIES	748,065	503,544	308,471

Cash Flows from Investing Activities:
Acquisition of property and equipment	(180,854)	(37,409)	(52,953)
Proceeds from sale of property and equipment	8,875	4,752	10,062
Investments in securities	(124,806)	(35,643)	(48,351)
Proceeds from maturities and sales of investments in securities	39,476	27,613	12,997
NET CASH USED IN INVESTING ACTIVITIES	(257,309)	(40,687)	(78,245)

Cash Flows from Financing Activities:
Proceeds from debt	188,215	787,135	712,324
Repayment of debt	(318,974)	(1,141,765)	(773,999)
Cash payments related to share-based compensation	(6,788)	(5,556)	(969)
Payment of dividends	(3,167)	—	—
Distributions paid to noncontrolling interests	(51,650)	(23,300)	(46,500)
Contributions from noncontrolling interests	7,614	15,230	2,000
Debt issuance, extinguishment and modification costs	—	(25,093)	(2,233)
NET CASH USED IN FINANCING ACTIVITIES	(184,750)	(393,349)	(109,377)

Net increase in cash, cash equivalents and restricted cash	306,006	69,508	120,849
Cash, cash equivalents and restricted cash at beginning of year	464,188	394,680	273,831
Cash, cash equivalents and restricted cash at end of year	$770,194	$464,188	$394,680
The accompanying notes are an integral part of these consolidated financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance - December 31, 2022	$51,521	$1,140,933	$304,301	$(47,037)	$(7,734)	$1,441,984
Net income (loss)	—	—	(171,155)	—	43,558	(127,597)
Other comprehensive income	—	—	—	7,250	999	8,249
Share-based compensation	—	6,442	—	—	—	6,442
Issuance of common stock, net	504	(1,171)	—	—	—	(667)
Contributions from noncontrolling interests	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	(46,500)	(46,500)
Balance - December 31, 2023	$52,025	$1,146,204	$133,146	$(39,787)	$(7,677)	$1,283,911
Net income (loss)	—	—	(163,721)	—	41,382	(122,339)
Other comprehensive income (loss)	—	—	—	5,799	(1,752)	4,047
Share-based compensation	—	6,539	—	—	—	6,539
Issuance of common stock, net	461	(5,943)	—	—	—	(5,482)
Contributions from noncontrolling interests	—	—	—	—	15,230	15,230
Distributions to noncontrolling interests	—	—	—	—	(23,300)	(23,300)
Balance - December 31, 2024	$52,486	$1,146,800	$(30,575)	$(33,988)	$23,883	$1,158,606
Net income	—	—	80,440	—	62,641	143,081
Other comprehensive income	—	—	—	4,754	1,540	6,294
Share-based compensation	—	8,886	—	—	—	8,886
Issuance of common stock, net	305	(7,052)	—	—	—	(6,747)
Dividends	—	—	(3,422)	—	—	(3,422)
Contributions from noncontrolling interests	—	—	—	—	7,614	7,614
Distributions to noncontrolling interests	—	—	—	—	(51,650)	(51,650)
Balance - December 31, 2025	$52,791	$1,148,634	$46,443	$(29,234)	$44,028	$1,262,662
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(f) Other Current Assets
Other current assets consist of the following:

	As of December 31,
(in thousands)	2025	2024
Capitalized contract costs	$322,284	$100,593
Other	88,746	92,322
Total other current assets	$411,030	$192,915
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs, which are primarily comprised of prepaid insurance premiums, are generally expensed to the associated contract over the period of anticipated use on the project. As of December 31, 2025 and 2024, capitalized contract costs amounted to $322.3 million and $100.6 million, respectively. During the years ended December 31, 2025, 2024 and 2023, $123.5 million, $65.1 million and

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$56.9 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
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
(i) Recoverability of Goodwill
The Company tests goodwill for impairment annually as of October 1 for each reporting unit and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. The Civil, Building and Specialty Contractors segments each represent a reporting unit, and the Civil reporting unit carried the remaining goodwill balance at December 31, 2025. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using a weighted average of an income and a market approach. These approaches utilize various valuation assumptions, and small changes to the assumptions could have a significant impact on the concluded fair value. The income approach is based on the estimated present value of future cash flows for each reporting unit carrying a goodwill balance. The market approach is based on assumptions about how market data relates to each reporting unit carrying a goodwill balance. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit carrying a goodwill balance. The annual quantitative assessment performed in the fourth quarter of 2025 resulted in an estimated fair value that exceeded the net book value of the Civil reporting unit; therefore, no impairment charge was necessary.
(j) Recoverability of Non-Amortizable Trade Names
Certain trade names have an estimated indefinite life and are not amortized to earnings, but instead are reviewed for impairment annually, or more often if events occur or circumstances change which suggest that the non-amortizable trade names should be reevaluated. The Company performs its annual quantitative impairment assessment during the fourth quarter of each year using an income approach (relief from royalty method). The assessment performed in the fourth quarter of 2025 resulted in an estimated fair value for the non-amortizable trade names that exceeded their respective net book values; therefore, no impairment charge was necessary.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(in thousands, except per common share data)	2025	2024	2023
Net income (loss) attributable to Tutor Perini Corporation	$80,440	$(163,721)	$(171,155)

Weighted-average common shares outstanding, basic	52,693	52,322	51,845
Effect of dilutive RSUs and stock options	720	—	—
Weighted-average common shares outstanding, diluted	53,413	52,322	51,845

Net income (loss) attributable to Tutor Perini Corporation per common share:
Basic	$1.53	$(3.13)	$(3.30)
Diluted	$1.51	$(3.13)	$(3.30)
Anti-dilutive securities not included above	125	1,443	2,982
For the years ended December 31, 2024 and 2023, all outstanding RSUs and stock options were excluded from the calculation of weighted-average diluted shares outstanding, as the shares have an anti-dilutive effect due to the net loss for the periods.
(m) Share Repurchases and Dividends
Share Repurchases
In November 2025, the Company’s Board of Directors authorized a share repurchase program totaling $200 million with no expiration date. There were no share repurchases under this program in 2025.
Dividends
In November 2025, the Board of Directors declared a cash dividend of $0.06 per share payable on December 23, 2025 to all shareholders of record as of December 9, 2025. Total dividends declared in 2025 amounted to $3.4 million, including $0.3 million of accrued dividends relating to unvested share-based awards that are payable at the time of vesting.
(n) Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
(in thousands)	2025	2024
Cash and cash equivalents available for general corporate purposes	$270,715	$265,647
Joint venture cash and cash equivalents	463,838	189,437
Cash and cash equivalents	734,553	455,084
Restricted cash	35,641	9,104
Total cash, cash equivalents and restricted cash	$770,194	$464,188
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
(o) Investments
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
Management evaluated the unrealized losses in AFS debt securities as of December 31, 2025 and 2024 to determine the existence of credit losses considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. The results of this evaluation indicated that the unrealized losses on AFS debt securities are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of December 31, 2025 and 2024.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, the Company has not recognized any impairment losses in earnings for the years ended December 31, 2025 and 2024.
(p) Share-Based Compensation
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
Certain RSU and CPSU awards contain market condition components tied to the Company’s total shareholder return in relation to its peer companies, as calculated over a multi-year performance period (“TSR awards”). CPSU awards may also contain a market condition component tied to the annualized growth in price of the Company’s common stock over a multi-year performance period. The fair value of these market-based awards is estimated using a Monte Carlo simulation model. Significant assumptions used in this simulation model include the Company’s expected volatility, a risk-free rate based on U.S. Treasury yield curve rates with maturities consistent with the performance period, and, specifically pertaining to TSR awards, the volatilities for each of the Company’s peers.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(q) Insurance Liabilities
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
(r) Other Comprehensive Income (Loss)
ASC 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company reports the change in pension benefit plan assets/liabilities, cumulative foreign currency translation, and the unrealized gain (loss) of investments as components of AOCI.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025			2024			2023
(in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$2,079	$(570)	$1,509	$7,906	$(2,124)	$5,782	$4,477	$(1,194)	$3,283
Foreign currency translation adjustment	2,273	(274)	1,999	(4,523)	648	(3,875)	961	(126)	835
Unrealized gain in fair value of investments	3,498	(712)	2,786	2,690	(550)	2,140	5,206	(1,075)	4,131
Total other comprehensive income	$7,850	$(1,556)	$6,294	$6,073	$(2,026)	$4,047	$10,644	$(2,395)	$8,249
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1,540	—	1,540	(1,752)	—	(1,752)	999	—	999
Total other comprehensive income attributable to Tutor Perini Corporation	$6,310	$(1,556)	$4,754	$7,825	$(2,026)	$5,799	$9,645	$(2,395)	$7,250
The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and noncontrolling interests during the years ended December 31, 2025, 2024 and 2023 were as follows:

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2022	$(32,637)	$(7,241)	$(7,159)	$(47,037)
Other comprehensive income before reclassifications	2,036	348	3,528	5,912
Amounts reclassified from AOCI	1,247	—	91	1,338
Balance as of December 31, 2023	$(29,354)	$(6,893)	$(3,540)	$(39,787)
Other comprehensive income (loss) before reclassifications	4,566	(1,764)	1,680	4,482
Amounts reclassified from AOCI	1,216	—	101	1,317
Balance as of December 31, 2024	$(23,572)	$(8,657)	$(1,759)	$(33,988)
Other comprehensive income before reclassifications	5	727	2,569	3,301
Amounts reclassified from AOCI	1,504	—	(51)	1,453
Balance as of December 31, 2025	$(22,063)	$(7,930)	$759	$(29,234)

(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2022	$—	$(799)	$(931)	$(1,730)
Other comprehensive income	—	487	512	999
Balance as of December 31, 2023	$—	$(312)	$(419)	$(731)
Other comprehensive income (loss)	—	(2,111)	359	(1,752)
Balance as of December 31, 2024	$—	$(2,423)	$(60)	$(2,483)
Other comprehensive income	—	1,272	268	1,540
Balance as of December 31, 2025	$—	$(1,151)	$208	$(943)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The significant items reclassified out of AOCI and the corresponding location and impact on the Consolidated Statements of Operations during the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Component of AOCI:
Defined benefit pension plan adjustments(a)	$2,072	$1,664	$1,700
Income tax benefit(b)	(568)	(448)	(453)
Net of tax	$1,504	$1,216	$1,247

Unrealized (gain) loss in fair value of investment adjustments(a)	$(65)	$128	$115
Income tax expense (benefit)(b)	14	(27)	(24)
Net of tax	$(51)	$101	$91
___________________________________________________________________________________________________
(a)Amount included in other income, net on the Consolidated Statements of Operations.
(b)Amounts included in income tax (expense) benefit on the Consolidated Statements of Operations.
(s) Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The Company adopted this ASU for the year ended December 31, 2025 on a prospective basis. The adoption of ASU 2023-09 resulted in additional income tax disclosures, but did not have an impact on the consolidated financial position, results of operations or cash flows. Refer to Note 5, Income Taxes, for additional details.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    Consolidated Statements of Cash Flows
Below are the changes in other components of working capital as shown in the Consolidated Statements of Cash Flows, as well as the supplemental disclosures of cash paid for interest and income taxes:

	Year Ended December 31,
(in thousands)	2025	2024	2023
(Increase) Decrease in:
Accounts receivable	$(229,726)	$66,921	$116,310
Retention receivable	(107,968)	22,201	5,666
Costs and estimated earnings in excess of billings	123,323	201,324	233,682
Other current assets	(217,175)	23,454	(37,460)
(Decrease) Increase in:
Accounts payable	93,464	164,923	(28,800)
Retention payable	24,275	17,833	(23,424)
Billings in excess of costs and estimated earnings	621,987	113,093	127,718
Accrued expenses and other current liabilities	22,453	(20,625)	35,218
Changes in other components of working capital	$330,633	$589,124	$428,910

Supplemental disclosures:
Interest paid	$50,419	$73,674	$80,286
Income taxes paid, net of refunds received	$8,705	$18,069	$828
3.    Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by segment, end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)(a)	$1,690,025	$1,126,830	$1,079,629
Military facilities	382,509	436,511	348,133
Bridges(c)	378,499	170,069	204,029
Detention facilities	160,354	77,470	—
Power and energy	144,752	129,848	70,658
Commercial and industrial sites	82,520	133,797	118,880
Other(b)	8,171	44,428	62,536
Total Civil segment revenue	$2,846,830	$2,118,953	$1,883,865

	Year Ended December 31,
(in thousands)	2025	2024	2023
Building segment revenue by end market:
Healthcare facilities	$943,909	$590,845	$294,667
Detention facilities	414,575	105,897	43,262
Government	191,523	302,034	380,868
Education facilities	122,324	285,207	226,335
Mass transit (includes transportation projects)	111,212	218,396	188,335
Other(d)	68,694	115,158	169,072
Total Building segment revenue	$1,852,237	$1,617,537	$1,302,539

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$252,965	$167,287	$119,760
Commercial and industrial facilities	142,525	115,471	213,003
Healthcare facilities	112,739	64,292	57,292
Multi-unit residential	102,347	84,978	114,516
Government	94,318	78,844	89,031
Detention facilities	58,121	266	—
Water	24,426	50,450	85,176
Other(d)	56,531	28,844	15,045
Total Specialty Contractors segment revenue	$843,972	$590,432	$693,823

	Year Ended December 31, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies(a)	$2,180,599	$856,734	$498,344	$3,535,677
Federal agencies	468,561	117,887	18,334	604,782
Private owners(b)	197,670	877,616	327,294	1,402,580
Total revenue	$2,846,830	$1,852,237	$843,972	$5,543,039

	Year Ended December 31, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies(c)	$1,348,842	$867,638	$287,052	$2,503,532
Federal agencies	458,366	167,786	(4,122)	622,030
Private owners	311,745	582,113	307,502	1,201,360
Total revenue	$2,118,953	$1,617,537	$590,432	$4,326,922

	Year Ended December 31, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,250,740	$718,106	$316,473	$2,285,319
Federal agencies	400,782	187,199	(14,306)	573,675
Private owners(d)	232,343	397,234	391,656	1,021,233
Total revenue	$1,883,865	$1,302,539	$693,823	$3,880,227
___________________________________________________________________________________________________
(a)The year ended December 31, 2025 includes the impact of favorable adjustments totaling $57.6 million that resulted from the settlement of certain change orders and changes in estimates due to improved performance and a favorable project closeout on a domestic Civil segment mass-transit project. Refer to Note 14, Business Segments, for additional details.
(b)The year ended December 31, 2025 includes the impact of unfavorable adjustments totaling $54.7 million due to the settlement of a legacy dispute related to a completed Civil segment tunneling project in Canada. Refer to Note 14, Business Segments, for additional details.
(c)The year ended December 31, 2024 includes the negative impact of a $101.6 million adjustment related to an adverse arbitration ruling on a completed Civil segment bridge project in California, of which $79.4 million was a reversal of previously recognized revenue. Refer to Note 14, Business Segments, for additional details.
(d)The year ended December 31, 2023 includes the negative impact of a non-cash charge of $83.6 million that resulted from an adverse legal ruling (of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment). Refer to Note 14, Business Segments, for additional details.

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

	Year Ended December 31, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price(a)	$2,438,982	$749,703	$657,398	$3,846,083
Guaranteed maximum price	315	972,977	50,168	1,023,460
Unit price	348,874	—	68,311	417,185
Cost plus fee and other	58,659	129,557	68,095	256,311
Total revenue	$2,846,830	$1,852,237	$843,972	$5,543,039

	Year Ended December 31, 2024
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price(b)	$1,791,858	$638,938	$479,173	$2,909,969
Guaranteed maximum price	715	810,697	6,688	818,100
Unit price	272,579	—	74,102	346,681
Cost plus fee and other	53,801	167,902	30,469	252,172
Total revenue	$2,118,953	$1,617,537	$590,432	$4,326,922

	Year Ended December 31, 2023
(in thousands)	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,618,081	$532,950	$577,144	$2,728,175
Guaranteed maximum price(c)	(3,184)	532,538	783	530,137
Unit price	235,085	—	91,992	327,077
Cost plus fee and other	33,883	237,051	23,904	294,838
Total revenue	$1,883,865	$1,302,539	$693,823	$3,880,227
____________________________________________________________________________________________________
(a)The year ended December 31, 2025 includes the impact of favorable adjustments totaling $57.6 million that resulted from the settlement of certain change orders and changes in estimates due to improved performance and a favorable project closeout on a domestic Civil segment mass-transit project and the impact of unfavorable adjustments totaling $54.7 million due to the settlement of a legacy dispute related to a completed Civil segment tunneling project in Canada. Refer to Note 14, Business Segments, for additional details.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)The year ended December 31, 2024 includes the negative impact of a $101.6 million adjustment related to an adverse arbitration ruling on a completed Civil segment bridge project in California, of which $79.4 million was a reversal of previously recognized revenue. Refer to Note 14, Business Segments, for additional details.
(c)The year ended December 31, 2023 includes the negative impact of a non-cash charge of $83.6 million that resulted from an adverse legal ruling (of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment). Refer to Note 14, Business Segments, for additional details.
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
Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted during the years ended December 31, 2025, 2024 and 2023 by $82.8 million, $275.8 million and $214.2 million, respectively, related to performance obligations satisfied (or partially satisfied) in prior periods for various projects, reflective of the net unfavorable impact of numerous legal judgments, settlements and other project charges. Refer to Note 14, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2025, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $9.8 billion, $4.8 billion and $2.3 billion for the Civil, Building and Specialty Contractors segments, respectively. As of December 31, 2024, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $7.3 billion, $4.6 billion and $2.0 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years. Certain larger projects across all three segments may extend over a longer duration.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.    Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets and liabilities on the Consolidated Balance Sheets consisted of the following amounts as of December 31, 2025 and 2024:

	As of December 31,
(in thousands)	2025	2024
Contract Assets
Costs and estimated earnings in excess of billings:
Claims	$324,727	$451,770
Unapproved change orders	402,060	393,803
Other unbilled costs and profits	92,412	96,949
Total costs and estimated earnings in excess of billings	$819,199	$942,522

Contract Liabilities
Billings in excess of costs and estimated earnings	$1,838,610	$1,216,623
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 8, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of December 31, 2025 estimated by management to be collected beyond one year is approximately $501.4 million.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the years ended December 31, 2025, 2024 and 2023 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $1.1 billion, $963.9 million and $740.3 million, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Income Taxes
Income (loss) before income taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States operations	$164,017	$(261,147)	$(232,512)
Foreign and U.S. territory operations	40,491	88,139	49,958
Total	$204,508	$(173,008)	$(182,554)
The income tax expense (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current expense (benefit):
Federal	$(3,661)	$8,832	$(178)
State	9,856	3,997	1,888
Foreign and U.S. territories	8,371	14,510	8,153
Total current expense:	14,566	27,339	9,863

Deferred expense (benefit):
Federal	44,735	(51,758)	(48,634)
State	4,648	(24,862)	(17,612)
Foreign and U.S. territories	(2,522)	(1,388)	1,426
Total deferred expense (benefit):	46,861	(78,008)	(64,820)
Total expense (benefit):	$61,427	$(50,669)	$(54,957)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company adopted ASU 2023-09 on a prospective basis beginning December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 and is a reconciliation of the Company's income tax expense at the statutory federal tax rate to the Company's effective tax rate for the year ended December 31, 2025:

	Year Ended December 31,
	2025
(dollars in thousands)	Amount	Rate
Federal income tax benefit at statutory tax rate	$42,947	21.0%
State income taxes, net of federal tax benefit(a)	11,563	5.7
Foreign tax effects:
Canada:
Statutory tax rate differential	(1,547)	(0.8)
Noncontrolling interests	3,780	1.8
Other	(1,244)	(0.6)
Commonwealth of the Northern Marianas Islands:
Gross receipts tax credit	(4,069)	(2.0)
Other	(183)	(0.1)
Effects of cross-border tax laws:
Foreign branch income or loss (net of foreign tax credits)	(5,451)	(2.7)
Foreign flow-through income or loss	2,298	1.1
Other	47	—
Tax credits:
Research and development tax credits	(8,216)	(4.0)
Other	(6)	—
Changes in valuation allowances	1,782	0.9
Nontaxable or nondeductible items:
Officers' compensation	32,576	15.9
Noncontrolling interests	(15,949)	(7.8)
Other	1,947	1.0
Changes in unrecognized tax benefits	1,041	0.5
Other	111	0.1
Income tax expense	$61,427	30.0%
____________________________________________________________________________________________________
(a)State taxes in California contributed to the majority (greater than 50%) of the tax effect in this category.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the required disclosures prior to the adoption of ASU 2023-09 and is a reconciliation of the Company's income tax benefit at the statutory federal tax rate to the Company's effective tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate
Federal income tax benefit at statutory tax rate	$(36,332)	21.0%	$(38,336)	21.0%
State income taxes, net of federal tax benefit	(16,591)	9.6	(10,556)	5.8
Share-based compensation	1,122	(0.6)	446	(0.2)
Officers' compensation	9,825	(5.7)	5,129	(2.8)
Noncontrolling interests	(9,892)	5.7	(9,795)	5.4
Federal R&D credits	(750)	0.4	(493)	0.3
Foreign tax rate differences	(422)	0.2	(297)	0.2
Valuation allowance	3,968	(2.3)	347	(0.2)
Other	(1,597)	1.0	(1,402)	0.6
Income tax benefit	$(50,669)	29.3%	$(54,957)	30.1%
Cash paid for income taxes (net of refunds received) by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Year Ended December 31,
(in thousands)	2025
Federal	$(2,116)
State and local:
California	6,804
Virginia	709
New York City	532
Pennsylvania	(655)
New York	(869)
Other state and local jurisdictions	(315)
Total state and local	6,206
Foreign and U.S. territories:
Guam	7,450
Commonwealth of the Northern Marianas Islands	900
Puerto Rico	559
Canada	(4,303)
Other foreign and U.S. territory jurisdictions	9
Total foreign and U.S. territories	4,615
Total	$8,705

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of the significant components of the deferred tax assets and liabilities:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Timing of expense recognition	$67,606	$78,892
Net operating losses	117,475	144,148
Joint ventures	9,395	12,571
Lease liabilities	14,927	12,067
Other, net	24,326	29,001
Deferred tax assets	233,729	276,679
Valuation allowance	(15,789)	(14,014)
Net deferred tax assets	217,940	262,665

Deferred tax liabilities:
Goodwill	(11,014)	(3,969)
Intangible assets, due primarily to purchase accounting	(15,291)	(16,786)
Fixed assets	(56,865)	(53,382)
Construction contract accounting	(3,246)	(7,212)
Joint ventures	(15,653)	(23,079)
Right-of-use assets	(13,573)	(10,992)
Other	(5,725)	(3,956)
Deferred tax liabilities	(121,367)	(119,376)

Net deferred tax assets	$96,573	$143,289
As of December 31, 2025, the Company had federal and various state net operating loss carryforwards of $286.1 million and $777.3 million, respectively. Federal net operating loss carryforwards do not have expiration dates, whereas the state net operating loss carryforwards have expiration dates ranging from 2026 to indefinite periods. As of December 31, 2024, the Company had federal and various state net operating loss carryforwards of $427.9 million and $793.6 million, respectively. As of December 31, 2025, the Company had federal and state tax credit carryforwards of approximately $11.0 million and $2.3 million, respectively. As of December 31, 2024, the Company had federal and state tax credit carryforwards of approximately $3.1 million and $4.8 million, respectively. The Company established a valuation allowance in 2025, 2024 and 2023 as a result of the uncertainty with the future realization of certain carryforwards for capital losses, foreign tax credits and state net operating losses.
The net deferred tax assets are presented in the Consolidated Balance Sheets as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets	$96,573	$143,289
Deferred tax liabilities	—	—
Net deferred tax assets	$96,573	$143,289
The Company’s policy is to record interest and penalties on unrecognized tax benefits as an element of income tax expense. The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet. The total amount of gross unrecognized tax benefits as of December 31, 2025 that, if recognized, would impact the effective tax rate is $5.3 million. These changes are not expected to have a material impact to the effective tax rate.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company accounts for its uncertain tax positions in accordance with GAAP. The following is a reconciliation of the beginning and ending amounts of these unrecognized tax benefits for the three years ended December 31:

	As of December 31,
(in thousands)	2025	2024	2023
Beginning balance	$16,868	$4,773	$7,525
Change in tax positions of prior years	594	6,756	438
Change in tax positions of current year	2,511	6,385	(189)
Reduction in tax positions due to settlement with tax authorities	(7,645)	—	—
Reduction in tax positions for statute expirations	(1,096)	(1,046)	(3,001)
Ending balance	$11,232	$16,868	$4,773
The Company conducts business internationally and, as a result, one or more of its subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, the Company is subject to examination by taxing authorities principally throughout the United States, Guam and Canada. The Company's open tax years for a U.S. federal income tax audit are 2018 and later. The 2018 and 2019 federal income tax returns are currently under audit by the Internal Revenue Service. The Company has various years open to audit in a number of state and local jurisdictions and is currently under audit by various state and local taxing authorities.
6.    Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through December 31, 2025:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2023	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2023	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2023	205,143	—	—	205,143
2024 activity	—	—	—	—
Goodwill as of December 31, 2024	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of December 31, 2025(a)	$205,143	$—	$—	$205,143
_____________________________________________________________________________________________________________
(a)As of December 31, 2025, accumulated impairment was $867.8 million.
The Company performed its annual impairment test in the fourth quarter of 2025 and concluded goodwill was not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would more likely than not reduce the fair value of the Civil reporting unit below its carrying amount.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets
Intangible assets consist of the following:

	As of December 31, 2025				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(32,596)	(23,232)	13,422	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(205,041)	$(113,067)	$63,832

	As of December 31, 2024				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(30,359)	(23,232)	15,659	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(202,804)	$(113,067)	$66,069
Amortization expense related to amortizable intangible assets was $2.2 million for each of the years ended December 31, 2025, 2024 and 2023. Future amortization expense related to amortizable intangible assets will be approximately $2.2 million per year for the years 2026 through 2030, and $2.4 million in total thereafter.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2025. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the years ended December 31, 2025, 2024 or 2023.
7.    Financial Commitments
Long-Term Debt
Long-term debt as reported on the Consolidated Balance Sheets consisted of the following:

	As of December 31,
(in thousands)	2025	2024
2024 Senior Notes	$382,017	$378,023
Term Loan B	—	121,863
Revolver	—	—
Equipment financing and mortgages	18,261	25,038
Other indebtedness	7,096	9,214
Total debt	407,374	534,138
Less: Current maturities	14,589	24,113
Long-term debt, net	$392,785	$510,025

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table reconciles the outstanding debt balances to the reported debt balances as of December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2024 Senior Notes	$400,000	$(17,983)	$382,017	$400,000	$(21,977)	$378,023
Term Loan B	—	—	—	121,863	—	121,863
The unamortized issuance costs related to the Revolver were $0.9 million and $1.4 million, respectively, as of December 31, 2025 and 2024, and are included in other assets on the Consolidated Balance Sheets.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) (A) in the case of the Term Loan B, following the amendment to the 2020 Credit Agreement on May 2, 2023 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 11.448 basis point, 26.161 basis point and 42.826 basis point credit spread adjustment for a 1, 3 and 6 month interest period, respectively) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) and (B) in the case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term SOFR rate (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Term Loan B is between 4.50% and 4.75% for Adjusted Term SOFR and between 3.50% and 3.75% for base rate, and, in each case, is based on the Total Net Leverage Ratio. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. Effective May 2, 2023, the 2020 Credit Agreement was further amended to transition the Company’s original LIBOR option in respect of the Term Loan B to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued. The average borrowing rates on the Term Loan B and the Revolver during the year ended December 31, 2025 were approximately 9.2% and 10.8%, respectively.
As amended, the 2020 Credit Agreement requires, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 2.25:1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. The 2020 Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default. Subject to certain exceptions, substantially all of the Company’s existing and future material wholly-owned subsidiaries unconditionally guarantee the obligations of the Company under the 2020 Credit Agreement; additionally, subject to certain exceptions, the obligations are secured by a lien on substantially all of the assets of the Company and its subsidiaries guaranteeing these obligations.
As of December 31, 2025, the entire $170.0 million was available under the Revolver. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended December 31, 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equipment Financing and Mortgages
The Company has certain loans entered into for the purchase of specific property, plant and equipment and secured by the assets purchased. The aggregate balance of equipment financing loans was approximately $13.1 million and $19.3 million at December 31, 2025 and 2024, respectively, with interest rates ranging from 2.54% to 7.32% with equal monthly installment payments over periods up to 5 years. The aggregate balance of mortgage loans was approximately $5.1 million and $5.8 million at December 31, 2025 and 2024, respectively, with interest rates of SOFR plus 2.00% and monthly installment payments over periods up to 10 years.
The following table presents the future principal payments required under all of the Company’s debt obligations, discussed above:

Year (in thousands)
2026	$14,589
2027	3,212
2028	2,670
2029	402,223
2030	1,268
Thereafter	1,395
425,357
Less: Unamortized discounts and issuance costs	17,983
Total	$407,374
Interest Expense
Interest expense as reported in the Consolidated Statements of Operations consisted of the following:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Cash interest expense:
Interest on Term Loan B	$876	$27,452	$38,266
Interest on 2024 Senior Notes	47,500	32,458	—
Interest on 2017 Senior Notes	—	11,554	34,375
Interest on Revolver	193	1,194	4,924
Other interest	1,843	2,407	2,134
Total cash interest expense	50,412	75,065	79,699
Non-cash interest expense(a):
Amortization of discount and debt issuance costs on Term Loan B	—	9,410	3,592
Amortization of debt issuance costs on Revolver	559	632	745
Amortization of debt issuance costs on 2024 Senior Notes	3,994	2,436	—
Amortization of debt issuance costs on 2017 Senior Notes	—	392	1,121
Non-cash portion of loss on extinguishment	—	1,198	—
Total non-cash interest expense	4,553	14,068	5,458

Total interest expense	$54,965	$89,133	$85,157
_____________________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rate for the 2024 Senior Notes was 13.56% for the year ended December 31, 2025.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Case Against Designer

On April 13, 2023, STP filed a case in the Washington Superior Court against HNTB Corporation (“HNTB”), STP’s design firm on the project, wherein STP alleges that HNTB is liable for providing design services that resulted in the TBM striking the steel pipe described above and for additional steel quantity costs associated with the project. Due to the resolution of the matter against the Insurers and WSDOT discussed above, and subject to any setoffs or contractual damages limitations, STP’s current claim against HNTB exceeds $300 million and includes HNTB’s liability for providing design services, amounts paid by STP to WSDOT in liquidated damages and interest as well as certain subcontractor delay claims paid by STP to subcontractors in November 2024. The case is currently scheduled for trial to commence in June 2026. With respect to STP’s claims against HNTB, management has included in receivables an estimate of the total anticipated recovery concluded to be probable. The case against HNTB is the final case related to the project.
9.    Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2025, the Company’s operating leases have remaining lease terms ranging from less than one year to 13 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
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
The following table presents components of lease expense for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
(in thousands)	2025	2024
Operating lease expense	$15,313	$13,524
Short-term lease expense(a)	54,772	55,425
	70,085	68,949
Less: Sublease income	1,152	897
Total lease expense	$68,933	$68,052
_____________________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms ranging from less than one month to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents supplemental balance sheet information related to operating leases:

		As of December 31,
(dollars in thousands)	Balance Sheet Line Item	2025	2024
Assets
ROU assets	Other assets	$58,608	$41,695
Total lease assets		$58,608	$41,695
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$11,763	$7,066
Long-term lease liabilities	Other long-term liabilities	51,783	38,630
Total lease liabilities		$63,546	$45,696
Weighted-average remaining lease term		6.4 years	8.0 years
Weighted-average discount rate		8.04%	9.73%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	As of December 31,
(in thousands)	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(14,383)	$(13,013)
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$27,236	$10,817
The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2025:

Year (in thousands)	Operating Leases
2026	$16,529
2027	14,822
2028	13,346
2029	10,842
2030	7,016
Thereafter	22,310
Total lease payments	84,865
Less: Imputed interest	21,319
Total	$63,546
10.    Share-Based Compensation
The Tutor Perini Corporation Omnibus Incentive Plan (the “Plan”) provides for the grant of non-qualified and incentive stock options, stock appreciation rights, deferred stock awards, RSUs, unrestricted stock awards, dividend equivalent rights, performance awards and cash-based awards to eligible full-time and part-time officers, employees, non-employee directors and other key persons (including qualifying consultants and prospective employees) of the Company and its subsidiaries. On May 15, 2025, the Company’s shareholders approved an amendment and restatement of the Plan to (1) increase the total number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares and (2) extend the term within which new awards may be granted under the Plan through April 10, 2030. As of December 31, 2025, there were 3,687,558 shares of common stock available for grant under the Plan and an aggregate of 1,216,380 RSUs and stock options from outstanding, historical awards that either had not vested or had vested but had not been exercised. Any awards that were granted under the Plan that are forfeited, cancelled or held back for net settlement will become available to be issued under the Plan.
The terms of the Plan give the Company the right to settle the vesting of RSU grants in cash or shares. CPSU and CRSU grants must only be settled in cash.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes RSU, stock option, CPSU and CRSU activity:

	Time-Based RSUs		Performance-Based RSUs		Stock Options		CPSUs		CRSUs
	Number	Weighted- Average Grant Date Fair Value Per Share	Number	Weighted- Average Grant Date Fair Value Per Share	Number	Weighted- Average Exercise/ (Strike) Price Per Share	Number	Weighted- Average Grant Date Fair Value Per Unit	Number	Weighted- Average Grant Date Fair Value Per Unit
Outstanding as of December 31, 2022	1,106,670	$15.66	—	$—	1,625,265	$22.93	814,620	$16.61	100,000	$6.99
Granted	590,188	8.66	—	—	—	—	901,541	11.18	214,379	8.43
Expired or cancelled	(45,000)	16.19	—	—	(190,000)	19.88	(380,782)	20.37	—	—
Vested/exercised	(404,229)	15.75	—	—	—	—	(150,696)	11.98	(30,000)	8.98
Outstanding as of December 31, 2023	1,247,629	$12.30	—	$—	1,435,265	$23.33	1,184,683	$11.86	284,379	$7.87
Granted	30,000	12.68	—	—	—	—	645,180	19.17	673,855	12.75
Earned for performance above target	—	—	—	—	—	—	72,864	19.24	—	—
Expired or cancelled	(50,000)	23.14	—	—	(287,337)	26.62	(157,884)	10.53	—	—
Vested/exercised	(598,913)	13.24	—	—	(471,295)	20.12	(230,748)	19.24	(171,459)	7.59
Outstanding as of December 31, 2024	628,716	$10.57	—	$—	676,633	$24.17	1,514,095	$14.34	786,775	$12.11
Granted	461,095	37.41	151,623	47.76	—	—	—	—	381,410	27.59
Earned for performance above target	—	—	—	—	—	—	636,368	12.95	—	—
Expired or cancelled	—	—	—	—	(177,201)	23.56	(265,094)	8.66	(74,279)	36.35
Vested/exercised	(411,986)	11.38	—	—	(112,500)	19.61	(1,140,189)	12.80	(286,520)	11.62
Outstanding as of December 31, 2025	677,825	$28.33	151,623	$47.76	386,932	$25.77	745,180	$17.54	807,386	$17.37
Vested and expected to vest at December 31, 2025	677,825	$28.33	151,623	$47.76	386,932	$25.77	745,180	$17.54	807,386	$17.37
Included in the above table are certain time-based RSU grants which are classified as liabilities in accordance with ASC 718, Stock Compensation because they contained a guaranteed minimum payout and may be settled in shares of the Company's stock, cash or a combination thereof, at the Company's discretion. As of December 31, 2023, there were 50,000 RSUs with guaranteed minimum payouts outstanding, with a weighted-average grant date fair value per share of $26.32. As of December 31, 2024 and 2025 there were no remaining RSUs with guaranteed minimum payouts outstanding. The number of performance-based RSUs and CPSUs granted in the above table are presented at target-level performance and adjusted to actual units upon vesting. Actual payout of these awards can range from 0% to 250% of target-level performance depending upon the terms of the award and the achievement of required performance conditions. Awards paid above target-level performance are included in the “earned for performance above target” line in the table above.
The Company recognized liabilities for CPSUs, RSUs with guaranteed minimum payouts and CRSUs totaling approximately $85.2 million and $34.6 million as of December 31, 2025 and 2024, respectively. The Company paid approximately $90.4 million in 2025, $4.0 million in 2024 and $2.8 million in 2023 to settle certain awards.
The following table summarizes unrestricted common stock awards, which are generally issued to the non-employee members of the Company’s Board of Directors as part of their annual retainer fees:

	Unrestricted Stock Awards
Year	Number	Weighted-Average Grant Date Fair Value Per Share
2023	302,112	$5.66
2024	73,716	20.89
2025	40,710	36.35

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of unrestricted common stock awards issued during 2025, 2024 and 2023 was approximately $1.5 million, $1.5 million and $1.7 million, respectively.
The following table summarizes the fair value of RSUs, CPSUs and CRSUs that vested during 2025, 2024 and 2023:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Fair value of vested shares on vesting date:
Time-based RSUs	$10,855	$9,971	$4,110
CPSUs	76,415	5,584	1,077
CRSUs	8,446	3,040	185
As of December 31, 2025, the balance of unamortized time-based RSU, performance-based RSU, CPSU and CRSU expense was $14.4 million, $5.2 million, $30.2 million and $24.7 million, respectively, which is expected to be recognized over weighted-average periods of 2.4 years for time-based RSUs, 2.0 years for performance-based RSUs, one year for CPSUs and 1.3 years for CRSUs. As of December 31, 2025, there was no remaining unamortized stock option expense.
The 386,932 outstanding stock options as of December 31, 2025, which were all exercisable, had an intrinsic value of $16.0 million and a weighted-average remaining contractual life of 1.9 years. Stock options that were exercised during 2025 and 2024 had an intrinsic value of $4.5 million and $3.1 million, respectively.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements for employees of $148.5 million, $38.8 million and $10.5 million, respectively. Additionally for the same periods, the Company recognized as part of general and administrative expenses, costs for share-based awards to non-employee directors of $1.5 million, $1.5 million and $1.7 million, respectively. The aggregate tax benefits for these awards were approximately $1.3 million, $0.7 million and $0.8 million, for the respective periods.
11.    Employee Benefit Plans
Defined Benefit Pension Plan
The Company has a defined benefit pension plan that covers certain of its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The pension plan is noncontributory and benefits are based on an employee’s years of service and “final average earnings,” as defined by the pension plan. The pension plan provides reduced benefits for early retirement and takes into account offsets for social security benefits. The Company also has an unfunded supplemental retirement plan (“Benefit Equalization Plan”) for certain employees whose benefits under the defined benefit pension plan were reduced because of compensation limitations under federal tax laws. Effective June 1, 2004, all benefit accruals under the Company’s pension plan and Benefit Equalization Plan were frozen; however, the current vested benefit was preserved. Pension disclosure as presented below includes aggregated amounts for both of the Company’s plans, except where otherwise indicated. In November 2025, the Company’s Board of Directors voted to terminate the Company’s pension plan, with an anticipated effective date of March 31, 2026. All obligations due under this plan are expected to be satisfied during 2026.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth a summary of net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Interest cost	$3,760	$3,651	$3,839
Service cost	685	988	1,000
Expected return on plan assets	(3,594)	(3,763)	(3,875)
Recognized net actuarial losses	1,747	1,803	1,699
Net periodic benefit cost	$2,598	$2,679	$2,663
Actuarial assumptions used to determine net cost:
Discount rate	5.50%	4.95%	5.16%
Expected return on assets	5.00%	6.25%	6.25%
Rate of increase in compensation	N/A	N/A	N/A
The target asset allocation for the Company’s pension plan by asset category for 2026 and the actual asset allocation as of December 31, 2025 and 2024 by asset category are as follows:

	Percentage of Plan Assets as of December 31,
	Target Allocation 2026
		Actual Allocation
Asset Category		2025	2024
Cash	2%	7%	5%
Equity funds	18	11	60
Fixed income funds	80	82	35
Total	100%	100%	100%
The Company expects to contribute approximately $1.2 million to its defined benefit pension plan in 2026.
Future benefit payments under the plans for the next ten years are estimated as follows. These payments reflect calculated amounts prior to the effect of the anticipated termination of the pension plan.

(in thousands)
Year ended December 31,
2026	$6,790
2027	6,678
2028	6,534
2029	6,364
2030	6,175
2031-2035	27,436
Total	$59,977

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide a reconciliation of the changes in the fair value of plan assets and plan benefit obligations during 2025 and 2024, and a summary of the funded status as of December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Change in Fair Value of Plan Assets
Balance at beginning of year	$60,247	$57,882
Actual return on plan assets	6,032	7,227
Company contribution	2,763	2,861
Benefit payments	(7,103)	(7,723)
Balance at end of year	$61,939	$60,247

	Year Ended December 31,
(in thousands)	2025	2024
Change in Benefit Obligations
Balance at beginning of year	$71,581	$77,443
Interest cost	3,760	3,651
Service cost	685	988
Assumption change (gain) loss	1,596	(3,161)
Actuarial loss	835	383
Benefit payments	(7,103)	(7,723)
Balance at end of year	$71,354	$71,581

	As of December 31,
(in thousands)	2025	2024
Funded status	$(9,415)	$(11,334)
Net unfunded amounts recognized in Consolidated Balance Sheets consist of:
Current liabilities	$(303)	$(295)
Long-term liabilities	(9,112)	(11,039)
Total net unfunded amount recognized in Consolidated Balance Sheets	$(9,415)	$(11,334)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive loss consist of net actuarial losses before income taxes of $35.0 million and $36.7 million as of December 31, 2025 and 2024, respectively.
The discount rate used in determining the accumulated post-retirement benefit obligation was 5.2% and 5.5% as of December 31, 2025 and 2024, respectively. The discount rate used for the accumulated post-retirement obligation was derived using a blend of U.S. Treasury and high-quality corporate bond discount rates.
The expected long-term rate of return on assets assumption was 5.0% and 6.3% for 2025 and 2024, respectively. The expected long-term rate of return on assets assumption was developed considering forward looking capital market assumptions and historical return expectations for each asset class assuming the plans’ target asset allocation and full availability of invested assets.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the pension plan assets at fair value in accordance with the fair value hierarchy described in Note 12:

	As of December 31, 2025				As of December 31, 2024
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,336	$—	$—	$4,336	$3,177	$—	$—	$3,177
Fixed income funds	560	12,741	—	13,301	—	3,133	—	3,133
Exchange traded funds	37,682	—	—	37,682	—	—	—	—
Mutual funds	—	—	—	—	46,467	—	—	46,467
	$42,578	$12,741	$—	$55,319	$49,644	$3,133	$—	$52,777
Closely held funds(a)
Equity partnerships				119				2,139
Hedge fund investments				6,501				5,331
Total closely held funds(a)				6,620				7,470
Total	$42,578	$12,741	$—	$61,939	$49,644	$3,133	$—	$60,247
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
The plans have benefit obligations in excess of the fair value of each plan’s assets as follows:

	As of December 31, 2025			As of December 31, 2024
(in thousands)	Pension Plan	Benefit Equalization Plan	Total	Pension Plan	Benefit Equalization Plan	Total
Projected benefit obligation	$69,059	$2,295	$71,354	$69,248	$2,333	$71,581
Accumulated benefit obligation	$69,059	$2,295	$71,354	$69,248	$2,333	$71,581
Fair value of plans' assets	$61,939	$—	$61,939	$60,247	$—	$60,247
Projected benefit obligation greater than fair value of plans' assets	$7,120	$2,295	$9,415	$9,001	$2,333	$11,334
Accumulated benefit obligation greater than fair value of plans' assets	$7,120	$2,295	$9,415	$9,001	$2,333	$11,334
Section 401(k) Plan
The Company has a contributory Section 401(k) plan which covers its executive, professional, administrative and clerical employees, subject to certain specified service requirements. The cost recognized by the Company for its 401(k) plan was $8.0 million in 2025, $4.4 million in 2024 and $4.1 million in 2023, respectively. The Company’s contribution is based on a non-discretionary match of employees’ contributions, as defined by the plan.

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
The following table summarizes key information for the plans that the Company made significant contributions to during the three years ended December 31:

		Pension Protection Act Zone Status(a)		FIP/RP Status Pending or Implemented(b)	Company Contributions (amounts in millions)						Expiration Date of Collective Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2025	2024		2025(c)	2024		2023		Surcharge Imposed
Construction Laborers Pension Trust Fund for Southern California	43-6159056	Green	Green	N/A	$5.8	$5.2	(d)	$2.1		No	6/30/2026
The Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Account	13-6123601/001	Green	Green	N/A	3.8	3.4	(d)	4.2	(d)	No	4/12/2028
Southern California IBEW-NECA Pension Plan	95-6392774	Yellow	Yellow	Implemented	3.7	2.4		1.0		No	6/30/2026
Carpenters Pension Trust Fund for Northern California	94-6050970	Green	Red	N/A	3.2	2.5		2.5		No	6/30/2027
Western States Carpenters Pension Plan	95-6042875	Green	Green	N/A	3.1	2.7		1.3		No	6/30/2026
_____________________________________________________________________________________________________________
(a)The Pension Protection Act Zone Status columns provide the two most recently available Pension Protection Act zone status reports from each plan.
(b)The “FIP/RP Status Pending or Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or implemented.
(c)The Company's contributions as a percentage of total plan contributions were not available for the 2025 plan year for any of the above pension funds.
(d)These amounts exceeded 5% of the respective total plan contributions.
In addition to the individually significant plans described above, the Company also contributed approximately $36.7 million in 2025, $31.7 million in 2024 and $37.7 million in 2023 to other multiemployer pension plans. Funding for these payments is principally provided for in the contracts with our customers.
12.    Fair Value Measurements
The fair value hierarchy established by ASC 820 prioritizes the use of inputs used in valuation techniques into the following three levels:
•Level 1 inputs are observable quoted prices in active markets for identical assets or liabilities
•Level 2 inputs are observable, either directly or indirectly, but are not Level 1 inputs
•Level 3 inputs are unobservable
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	As of December 31, 2025				As of December 31, 2024
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$734,553	$—	$—	$734,553	$455,084	$—	$—	$455,084
Restricted cash(a)	35,641	—	—	35,641	9,104	—	—	9,104
Restricted investments(b)	—	228,959	—	228,959	—	139,986	—	139,986
Investments in lieu of retention(c)	27,849	159,142	—	186,991	38,359	106,765	—	145,124
Total	$798,043	$388,101	$—	$1,186,144	$502,547	$246,751	$—	$749,298
_____________________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of December 31, 2025 and 2024, consist of AFS debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(c)Investments in lieu of retention are included in retention receivable as of December 31, 2025 and 2024, and are composed of money market funds of $27.8 million and $38.4 million, respectively, and AFS debt securities of $159.1 million and $106.8 million, respectively. The fair values of the money market funds are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
Investments in AFS debt securities consisted of the following as of December 31, 2025 and 2024:

	As of December 31, 2025				As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$205,584	$1,900	$(472)	$207,012	$118,421	$603	$(1,242)	$117,782
U.S. government agency securities	12,300	11	(329)	11,982	16,323	35	(663)	15,695
Municipal bonds	10,282	32	(534)	9,780	7,159	—	(831)	6,328
Corporate certificates of deposit	198	—	(13)	185	200	—	(19)	181
Total restricted investments	228,364	1,943	(1,348)	228,959	142,103	638	(2,755)	139,986

Investments in lieu of retention:
Corporate debt securities	140,749	844	(38)	141,555	106,014	224	(491)	105,747
U.S. government agency securities	4,337	—	(43)	4,294	—	—	—	—
Municipal bonds	13,349	218	(274)	13,293	830	188	—	1,018
Total investments in lieu of retention	158,435	1,062	(355)	159,142	106,844	412	(491)	106,765

Total AFS debt securities	$386,799	$3,005	$(1,703)	$388,101	$248,947	$1,050	$(3,246)	$246,751

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual AFS debt securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024:

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$57,673	$(221)	$20,907	$(251)	$78,580	$(472)
U.S. government agency securities	3,056	(31)	3,550	(298)	6,606	(329)
Municipal bonds	2,171	(7)	4,894	(527)	7,065	(534)
Corporate certificates of deposit	—	—	185	(13)	185	(13)
Total restricted investments	62,900	(259)	29,536	(1,089)	92,436	(1,348)

Investments in lieu of retention:
Corporate debt securities	4,796	(37)	2,982	(1)	7,778	(38)
U.S. government agency securities	4,294	(43)	—	—	4,294	(43)
Municipal bonds	11,855	(274)	—	—	11,855	(274)
Total investments in lieu of retention	20,945	(354)	2,982	(1)	23,927	(355)

Total AFS debt securities	$83,845	$(613)	$32,518	$(1,090)	$116,363	$(1,703)

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$23,985	$(159)	$30,384	$(1,083)	$54,369	$(1,242)
U.S. government agency securities	4,371	(43)	10,699	(620)	15,070	(663)
Municipal bonds	704	(13)	5,560	(818)	6,264	(831)
Corporate certificates of deposit	—	—	181	(19)	181	(19)
Total restricted investments	29,060	(215)	46,824	(2,540)	75,884	(2,755)

Investments in lieu of retention:
Corporate debt securities	24,470	(149)	37,755	(342)	62,225	(491)
Total investments in lieu of retention	24,470	(149)	37,755	(342)	62,225	(491)

Total AFS debt securities	$53,530	$(364)	$84,579	$(2,882)	$138,109	$(3,246)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amortized cost and fair value of AFS debt securities by contractual maturity as of December 31, 2025 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$82,463	$82,483
Due after one year through five years	290,855	292,585
Due after five years	13,481	13,033
Total	$386,799	$388,101
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2024 Senior Notes was $444.2 million and $441.9 million as of December 31, 2025 and 2024, respectively. The fair values of the 2024 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The fair value of the Term Loan B was $121.9 million as of December 31, 2024. The fair value of the Term Loan B was determined using Level 2 inputs, specifically third-party quoted market prices. The reported value of the Company’s remaining borrowings approximates fair value as of December 31, 2025 and 2024.
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
As of December 31, 2025, the Company had unconsolidated VIE-related current assets and noncurrent assets of $58.5 million and $6.3 million, respectively, as well as current liabilities of $70.2 million included in the Company’s Consolidated Balance Sheets. As of December 31, 2024, the Company had unconsolidated VIE-related current assets and liabilities of $26.7 million and $24.8 million, respectively, included in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of December 31, 2025.
As of December 31, 2025, the Company’s Consolidated Balance Sheets included current and noncurrent assets of $932.1 million and $36.4 million, respectively, as well as current liabilities and noncurrent liabilities of $669.0 million and $10.6 million, respectively, related to the operations of its consolidated VIEs. As of December 31, 2024, the Company’s Consolidated Balance Sheets included current and noncurrent assets of $475.6 million and $19.9 million, respectively, as well as current liabilities of $385.5 million related to the operations of its consolidated VIEs.
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
The Specialty Contractors segment specializes in electrical, mechanical, plumbing, HVAC and fire protection systems for a full range of civil and building construction projects in the industrial, commercial, hospitality and gaming, and mass-transit end markets. This segment is strategically important to the Company because various business units within the segment participate in many of the Company’s larger Civil and Building segment projects. In addition, the segment provides unique strengths and capabilities that allow the Company to position itself as a full-service contractor in key geographic markets with greater control over scheduled work, project delivery, and cost and risk management.
To the extent that a contract is co-managed and co-executed among segments, the Company allocates the share of revenues and costs of the contract to each segment to reflect the shared responsibilities in the management and execution of the project.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth certain reportable segment information relating to the Company’s operations for the years ended December 31, 2025, 2024 and 2023:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total	Corporate	Consolidated Total
Year ended December 31, 2025
Total revenue	$3,062,354	$1,955,446	$843,972	$5,861,772	$—	$5,861,772
Elimination of intersegment revenue	(215,524)	(103,209)	—	(318,733)	—	(318,733)
Revenue from external customers	$2,846,830	$1,852,237	$843,972	$5,543,039	$—	$5,543,039
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$2,366,197	$1,741,533	$788,970	$4,896,700	$(1,176)	$4,895,524
General and administrative expenses(a)	89,756	52,473	62,482	204,711	210,843	415,554
Income (loss) from construction operations(b)	$390,877	$58,231	$(7,480)	$441,628	$(209,667)	$231,961
Capital expenditures	$125,357	$1,663	$6,864	$133,884	$46,970	$180,854
Depreciation and amortization(c)	$43,342	$2,136	$2,339	$47,817	$1,998	$49,815

Year ended December 31, 2024
Total revenue	$2,248,659	$1,666,862	$590,822	$4,506,343	$—	$4,506,343
Elimination of intersegment revenue	(129,706)	(49,325)	(390)	(179,421)	—	(179,421)
Revenue from external customers	$2,118,953	$1,617,537	$590,432	$4,326,922	$—	$4,326,922
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$1,897,741	$1,593,509	$634,271	$4,125,521	$4,363	$4,129,884
General and administrative expenses(a)	82,951	48,165	59,506	190,622	110,169	300,791
Income (loss) from construction operations(d)	$138,261	$(24,137)	$(103,345)	$10,779	$(114,532)	$(103,753)
Capital expenditures	$27,040	$613	$530	$28,183	$9,226	$37,409
Depreciation and amortization(c)	$42,521	$2,270	$2,333	$47,124	$6,663	$53,787

Year ended December 31, 2023
Total revenue	$1,971,194	$1,302,636	$694,038	$3,967,868	$—	$3,967,868
Elimination of intersegment revenue	(87,329)	(97)	(215)	(87,641)	—	(87,641)
Revenue from external customers	$1,883,865	$1,302,539	$693,823	$3,880,227	$—	$3,880,227
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$1,614,859	$1,347,589	$775,189	$3,737,637	$1,966	$3,739,603
General and administrative expenses(a)	70,397	46,156	63,456	180,009	75,212	255,221
Income (loss) from construction operations(e)	$198,609	$(91,206)	$(144,822)	$(37,419)	$(77,178)	$(114,597)
Capital expenditures	$41,318	$3,932	$1,250	$46,500	$6,453	$52,953
Depreciation and amortization(c)	$31,685	$2,227	$2,445	$36,357	$8,872	$45,229
_____________________________________________________________________________________________________________

(a)General and administrative expenses for the year ended December 31, 2025, 2024 and 2023 included share-based compensation expense of $150.0 million ($148.7 million after tax, or $2.78 per diluted share), $40.4 million ($39.7 million after tax, or $0.76 per diluted share), and $12.3 million ($11.5 million after tax, or $0.22 per diluted share), respectively. The increases in share-based compensation expense in 2025 and 2024 were primarily due to substantial increases in the Company’s stock price during these years, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings. After the Company’s shareholders approved additional shares under the Plan in May 2025, the Company stopped issuing liability-classified, long-term incentive compensation awards.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b)During the year ended December 31, 2025, the Company’s income (loss) from construction operations in the Civil segment was impacted by favorable adjustments totaling $57.6 million ($34.6 million attributable to the Company and $24.9 million after tax, or $0.47 per diluted share) that resulted from the settlement of certain change orders and changes in estimates due to improved performance and a favorable project closeout on a domestic Civil segment mass-transit project. The period was also impacted by unfavorable adjustments totaling $54.7 million ($32.8 million attributable to the Company and $23.4 million after tax, or $0.44 per diluted share) due to the settlement of a legacy dispute related to a completed Civil segment tunneling project in Canada.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the year ended December 31, 2024, the Company’s income (loss) from construction operations in the Civil segment was impacted by unfavorable adjustments of $101.6 million ($74.3 million after tax, or $1.42 per diluted share) pertaining to an unexpected adverse arbitration decision on a legacy dispute related to a completed Civil segment bridge project in California, which the Company is appealing; $31.8 million ($25.4 million after tax, or $0.48 per share) for a project on the West Coast, which primarily resulted from significant changes that have been negotiated and carry lower margin (and lower risk) that reduced the project’s percentage of completion and overall margin percentage; $17.4 million ($12.7 million after tax, or $0.24 per share) due to an unfavorable legal ruling on a completed highway project in Virginia; and $15.1 million ($11.1 million after tax, or $0.21 per diluted share) for changes in estimates on an otherwise profitable mass-transit project in California that is nearly complete. The period was also impacted by a favorable adjustment of $18.4 million ($13.5 million after tax, or $0.26 per diluted share) due to a settlement of a claim associated with a completed Civil segment highway tunneling project in the western United States.
Also in 2024, the Company’s income (loss) from operations in the Building segment was impacted by unfavorable adjustments of $25.9 million ($18.9 million after tax, or $0.36 per diluted share) on a completed government building project in Florida, primarily due to increased costs associated with external subcontractors and resolution of certain delay change orders, and $20.0 million ($14.6 million after tax, or $0.28 per diluted share) associated with the settlement of a legacy dispute related to another completed Building segment government facility project in Florida.
Furthermore, in 2024 the Company’s income (loss) from operations in the Specialty Contractors segment was adversely impacted by $17.7 million ($13.0 million after tax, or $0.25 per diluted share) due to an unfavorable judgment on a completed Specialty Contractors segment mass-transit project in California.
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
During the year ended December 31, 2023, the Company’s income (loss) from operations in the Building segment was adversely impacted an unfavorable adjustment of $14.6 million ($10.7 million after tax, or $0.21 per diluted share) on a government building project in Florida primarily due to increased costs associated with an external subcontractor.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Also in 2023, the Company’s income (loss) from operations in the Specialty Contractors segment was adversely impacted by $62.2 million ($45.7 million after tax, or $0.88 per diluted share) of unfavorable non-cash adjustments due to changes in estimates on the electrical and mechanical scope of a completed transportation project in the Northeast associated with changes in the expected recovery on certain unapproved change orders resulting from ongoing negotiations; a non-cash charge of $24.7 million ($18.1 million after tax, or $0.35 per diluted share) that resulted from an adverse legal ruling on an educational facilities project in New York; and an unfavorable adjustment of $16.9 million ($12.4 million after tax, or $0.24 per diluted share) on a multi-unit residential project in New York due to changes in estimates resulting from incremental costs to complete the project and ongoing negotiations on unapproved change orders.
Furthermore, in 2023 the Company’s income (loss) from construction operations was also unfavorably impacted by an adverse legal ruling on a completed mixed-use project in New York, which resulted in a non-cash, pre-tax charge of $83.6 million ($60.8 million after tax, or $1.17 per diluted share), of which $72.2 million impacted the Building segment and $11.4 million impacted the Specialty Contractors segment, as well as an unfavorable adjustment of $28.3 million ($22.2 million after tax, or $0.43 per diluted share) on a completed transportation project in the Northeast, split evenly between the Civil and Building segments, primarily due to the settlement of certain change orders, changes in estimates due to recent negotiations and incremental cost incurred during project closeout.
Total assets by segment were as follows:

	As of December 31,
(in thousands)	2025	2024
Civil	$4,348,288	$3,636,825
Building	1,354,282	1,085,998
Specialty Contractors	397,750	198,952
Corporate and other(a)	(939,898)	(679,065)
Total assets	$5,160,422	$4,242,710
_____________________________________________________________________________________________________________
(a)    Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.
Geographic Information
Information concerning principal geographic areas is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue:
United States	$5,053,306	$3,743,518	$3,437,971
Foreign and U.S. territories	489,733	583,404	442,256
Total revenue	$5,543,039	$4,326,922	$3,880,227

	As of December 31,
(in thousands)	2025	2024
Assets:
United States	$4,604,866	$3,759,874
Foreign and U.S. territories	555,556	482,836
Total assets	$5,160,422	$4,242,710

Major Customers
Revenue from a single customer with multiple projects impacting the Civil, Building and Specialty Contractors segments represented 14.1%, 17.6% and 16.3% of the Company’s consolidated revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Revenue from an additional customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 11.4% of the Company’s consolidated revenue for the year ended December 31, 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income (loss) before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Income (loss) from construction operations	$231,961	$(103,753)	$(114,597)
Other income, net	27,512	19,878	17,200
Interest expense	(54,965)	(89,133)	(85,157)
Income (loss) before income taxes	$204,508	$(173,008)	$(182,554)
15.    Related Party Transactions
The Company leases, at market rates, certain facilities from an entity owned by Ronald N. Tutor, the Company’s Executive Chairman as of December 31, 2025. Under these leases, the Company paid $1.7 million in 2025, $4.0 million in 2024 and $3.9 million in 2023, and recognized expense of $1.9 million in 2025, $2.4 million in 2024 and $4.1 million in 2023.
Raymond R. Oneglia, Vice Chairman of the Board of Directors of O&G, is a director of the Company. The Company occasionally forms construction project joint ventures with O&G. During the three years ended December 31, 2025, the Company had active joint ventures with O&G including a transportation project in Newark, New Jersey for the Newark AirTrain Replacement, a detention facility project in New York for the Manhattan Jail, and two mass-transit projects in Los Angeles, California to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations), where the Company’s and O&G’s joint venture interests are 75% and 25%, respectively, in each of these joint ventures. During the three years ended December 31, 2025, the Company also had active joint ventures for two completed infrastructure projects in the northeastern United States. O&G may provide equipment and services to these joint ventures on customary trade terms. There were no material payments made by these joint ventures to O&G for equipment or services during the years ended December 31, 2025, 2024 or 2023. During the year ended December 31, 2025, the Company also had an active joint venture with O&G for a bridge replacement project in Connecticut, in which the Company’s and O&G’s joint venture interests are 30% and 70%, respectively. The Company and its subsidiaries may provide equipment and services to this joint venture on customary trade terms. During 2025, the Company performed $27.3 million of services for this joint venture, of which $5.5 million was recorded in accounts receivable and $1.5 million was recorded in retention receivable as of December 31, 2025.
Peter Arkley, President of National Brokerage at Alliant Insurance Services, Inc. (“Alliant”), is a director of the Company. The Company uses Alliant for various insurance-related services. The associated expenses for services provided for the years ended December 31, 2025, 2024 and 2023 were $18.4 million, $14.9 million and $15.3 million, respectively. The Company owed Alliant $0.1 million and $6.0 million as of December 31, 2025 and 2024, respectively, for services rendered.