Form 10-Q
period 2026-03-31
TUTOR PERINI CORP
filed 2026-05-06
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at April 30, 2026 was 52,614,703.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per common share amounts)	2026	2025
REVENUE	$1,389,458	$1,246,633
COST OF OPERATIONS	(1,234,825)	(1,112,232)
GROSS PROFIT	154,633	134,401
General and administrative expenses	(95,451)	(69,076)
INCOME FROM CONSTRUCTION OPERATIONS	59,182	65,325
Other income, net	10,726	4,688
Interest expense	(13,397)	(14,352)
INCOME BEFORE INCOME TAXES	56,511	55,661
Income tax expense	(16,983)	(12,912)
NET INCOME	39,528	42,749
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13,832	14,751
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$25,696	$27,998
BASIC EARNINGS PER COMMON SHARE	$0.49	$0.53
DILUTED EARNINGS PER COMMON SHARE	$0.48	$0.53
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,736	52,537
DILUTED	53,750	53,010
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2026	2025
NET INCOME	$39,528	$42,749

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	313	302
Foreign currency translation adjustments	(496)	669
Unrealized gain (loss) in fair value of investments	(2,048)	1,305
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2,231)	2,276

COMPREHENSIVE INCOME	37,297	45,025
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13,390	15,229
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$23,907	$29,796
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of March 31, 2026	As of December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($377,544 and $361,898 related to variable interest entities (“VIEs”))	$802,979	$734,553
Restricted cash	23,811	35,641
Restricted investments	255,908	228,959
Accounts receivable ($187,977 and $126,245 related to VIEs)	1,137,800	1,218,609
Retention receivable ($216,422 and $216,099 related to VIEs)	699,946	668,894
Costs and estimated earnings in excess of billings ($71,526 and $82,426 related to VIEs)	807,468	819,199
Other current assets ($122,878 and $145,473 related to VIEs)	371,170	411,030
Total current assets	4,099,082	4,116,885
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $579,268 and $570,186 (net P&E of $21,945 and $23,246 related to VIEs)	554,766	547,995
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	63,273	63,832
DEFERRED INCOME TAXES	82,175	96,573
OTHER ASSETS ($15,638 and $13,202 related to VIEs)	133,140	129,994
TOTAL ASSETS	$5,137,579	$5,160,422
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$8,109	$14,589
Accounts payable ($111,805 and $64,712 related to VIEs)	679,129	724,932
Retention payable ($27,765 and $27,743 related to VIEs)	275,882	265,246
Billings in excess of costs and estimated earnings ($474,941 and $520,455 related to VIEs)	1,893,509	1,838,610
Accrued expenses and other current liabilities ($47,401 and $56,044 related to VIEs)	352,998	396,121
Total current liabilities	3,209,627	3,239,498
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $16,897 and $17,983	390,787	392,785
OTHER LONG-TERM LIABILITIES ($12,992 and $10,602 related to VIEs)	272,154	265,477
TOTAL LIABILITIES	3,872,568	3,897,760
COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 52,614,703 and 52,791,451 shares	52,615	52,791
Additional paid-in capital	1,137,499	1,148,634
Retained earnings	55,008	46,443
Accumulated other comprehensive loss	(31,023)	(29,234)
Total stockholders' equity	1,214,099	1,218,634
Noncontrolling interests	50,912	44,028
TOTAL EQUITY	1,265,011	1,262,662
TOTAL LIABILITIES AND EQUITY	$5,137,579	$5,160,422
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$39,528	$42,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,912	12,014
Amortization of intangible assets	559	560
Share-based compensation expense	30,051	6,565
Change in debt discounts and deferred debt issuance costs	1,226	1,088
Deferred income taxes	14,881	8,904
(Gain) loss on sale of property and equipment	(159)	97
Changes in other components of working capital	45,381	(43,983)
Other long-term liabilities	5,388	(6,427)
Other, net	(904)	1,296
NET CASH PROVIDED BY OPERATING ACTIVITIES	146,863	22,863

Cash Flows from Investing Activities:
Acquisition of property and equipment	(17,994)	(30,104)
Proceeds from sale of property and equipment	2,582	496
Investments in securities	(38,468)	(3,658)
Proceeds from maturities and sales of investments in securities	10,090	9,394
NET CASH USED IN INVESTING ACTIVITIES	(43,790)	(23,872)

Cash Flows from Financing Activities:
Proceeds from debt	—	60,000
Repayment of debt	(9,563)	(189,493)
Cash payments related to share-based compensation	(7,117)	(5,151)
Payment of dividends	(3,291)	—
Repurchase of common stock	(20,000)	—
Distributions paid to noncontrolling interests	(11,500)	(11,750)
Contributions from noncontrolling interests	4,994	—
NET CASH USED IN FINANCING ACTIVITIES	(46,477)	(146,394)

Net increase (decrease) in cash, cash equivalents and restricted cash	56,596	(147,403)
Cash, cash equivalents and restricted cash at beginning of period	770,194	464,188
Cash, cash equivalents and restricted cash at end of period	$826,790	$316,785
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 may not be indicative of the results that will be achieved for the full year ending December 31, 2026.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2026 and its condensed consolidated statements of income and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
(2)Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by segment, end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$449,791	$353,185
Military facilities	82,308	101,128
Bridges	61,346	51,851
Power and energy	33,125	30,611
Detention facilities	29,295	45,987
Other	41,862	27,279
Total Civil segment revenue	$697,727	$610,041

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2026	2025
Building segment revenue by end market:
Healthcare facilities	$245,783	$214,548
Detention facilities	116,445	88,004
Government	32,943	60,015
Mass transit (includes transportation projects)	32,012	29,510
Education facilities	25,965	47,990
Other	19,852	19,717
Total Building segment revenue	$473,000	$459,784

	Three Months Ended March 31,
(in thousands)	2026	2025
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$58,004	$42,595
Healthcare facilities	40,252	20,574
Detention facilities	28,529	6,652
Commercial and industrial facilities	28,331	32,190
Multi-unit residential	26,838	25,569
Government	17,272	23,444
Other	19,505	25,784
Total Specialty Contractors segment revenue	$218,731	$176,808

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$544,208	$226,053	$131,016	$901,277	$441,110	$221,175	$91,183	$753,468
Federal agencies	98,876	24,865	3,939	127,680	112,079	36,644	3,117	151,840
Private owners	54,643	222,082	83,776	360,501	56,852	201,965	82,508	341,325
Total revenue	$697,727	$473,000	$218,731	$1,389,458	$610,041	$459,784	$176,808	$1,246,633

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$622,974	$184,537	$165,577	$973,088	$538,414	$194,388	$143,245	$876,047
Guaranteed maximum price	—	241,605	20,872	262,477	181	235,615	5,359	241,155
Unit price	68,347	—	8,355	76,702	38,017	—	16,690	54,707
Cost plus fee and other	6,406	46,858	23,927	77,191	33,429	29,781	11,514	74,724
Total revenue	$697,727	$473,000	$218,731	$1,389,458	$610,041	$459,784	$176,808	$1,246,633

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted by $3.3 million during the three months ended March 31, 2026 due to performance obligations satisfied (or partially satisfied) in prior periods. Revenue was negatively impacted by $17.4 million during the three months ended March 31, 2025 due to performance obligations satisfied (or partially satisfied) in prior periods. Refer to Note 19, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2026, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $9.3 billion, $4.7 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. As of March 31, 2025, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $9.2 billion, $4.3 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years. Certain larger projects across all three segments may extend over a longer duration.
(4)Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets and liabilities on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Contract Assets:
Costs and estimated earnings in excess of billings:
Claims	$322,842	$324,727
Unapproved change orders	405,646	402,060
Other unbilled costs and profits	78,980	92,412
Total costs and estimated earnings in excess of billings	$807,468	$819,199

Contract Liabilities:
Billings in excess of costs and estimated earnings	$1,893,509	$1,838,610

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 12, Commitments and Contingencies, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of March 31, 2026 estimated by management to be collected beyond one year is approximately $518.9 million.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three months ended March 31, 2026 and 2025 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $900.2 million and $634.7 million, respectively.
(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Cash and cash equivalents available for general corporate purposes	$320,901	$270,715
Joint venture cash and cash equivalents	482,078	463,838
Cash and cash equivalents	802,979	734,553
Restricted cash	23,811	35,641
Total cash, cash equivalents and restricted cash	$826,790	$770,194
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(6)Other Current Assets
Other current assets consist of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Capitalized contract costs	$290,773	$322,284
Other	80,397	88,746
Total other current assets	$371,170	$411,030
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs, which are primarily comprised of prepaid insurance premiums, are generally expensed to the associated contract over the period of anticipated use on the project. During the three months ended March 31, 2026 and 2025, $53.0 million and $18.0 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
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

	Three Months Ended March 31,
(in thousands, except per common share data)	2026	2025
Net income attributable to Tutor Perini Corporation	$25,696	$27,998

Weighted-average common shares outstanding, basic	52,736	52,537
Effect of dilutive RSUs and stock options	1,014	473
Weighted-average common shares outstanding, diluted	53,750	53,010

Net income attributable to Tutor Perini Corporation per common share:
Basic	$0.49	$0.53
Diluted	$0.48	$0.53

Anti-dilutive securities not included above	—	402
Refer to Note 19, Business Segments, for additional details on significant impacts to net income and diluted EPS.
(8)Income Taxes
The Company recognized income tax expense of $17.0 million for the three months ended March 31, 2026. The effective income tax rate was 30.1% for the three months ended March 31, 2026. The effective income tax rate for the three months ended March 31, 2026 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
The Company recognized income tax expense of $12.9 million for the three months ended March 31, 2025. The effective income tax rate was 23.2% for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2025 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

and state income taxes (net of federal tax benefit), substantially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
(9)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through March 31, 2026:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2025	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2025	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2025	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of March 31, 2026	$205,143	$—	$—	$205,143
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
Intangible Assets
Intangible assets consist of the following:

	As of March 31, 2026				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(33,155)	(23,232)	12,863	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(205,600)	$(113,067)	$63,273

	As of December 31, 2025				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(32,596)	(23,232)	13,422	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(205,041)	$(113,067)	$63,832

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Amortization expense related to amortizable intangible assets for each of the three months ended March 31, 2026 and 2025 was $0.6 million. As of March 31, 2026, future amortization expense related to amortizable intangible assets will be approximately $1.7 million for the remainder of 2026, $2.2 million per year for the years 2027 through 2030 and $2.4 million for 2031.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2025. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three months ended March 31, 2026 or 2025.
(10)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025
2024 Senior Notes	$383,103	$382,017
Revolver	—	—
Equipment financing and mortgages	12,757	18,261
Other indebtedness	3,036	7,096
Total debt	398,896	407,374
Less: Current maturities	8,109	14,589
Long-term debt, net	$390,787	$392,785
The following table reconciles the outstanding debt balances to the reported debt balances as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2024 Senior Notes	$400,000	$(16,897)	$383,103	$400,000	$(17,983)	$382,017
The unamortized issuance costs related to the Revolver were $0.7 million and $0.9 million as of March 31, 2026 and December 31, 2025, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.
2024 Senior Notes
On April 22, 2024, the Company issued $400.0 million in aggregate principal amount of 11.875% Senior Notes due April 30, 2029 (the “2024 Senior Notes”) in a private placement offering. Interest on the 2024 Senior Notes is payable in arrears semi-annually in April and October of each year.
The Company may redeem the 2024 Senior Notes at redemption prices during the twelve-month periods beginning on April 30, 2026, April 30, 2027 and April 30, 2028 of 108.906%, 104.453% and 100.0%, respectively, of the principal amount being redeemed. If the Company experiences certain change of control events, holders of the 2024 Senior Notes may require the Company to repurchase all or part of the 2024 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (as amended, the “2020 Credit Agreement”) with BMO Bank N.A. (f/k/a BMO Harris Bank N.A.), as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $170.0 million revolving credit facility (the “Revolver”), which matures on August 18, 2027, with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The 2020 Credit Agreement also originally provided for a $425.0 million term loan B facility (the “Term Loan B”), which was set to mature on August 18, 2027. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
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
Borrowings under the 2020 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) in the case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Revolver is between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, is based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022, the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. The Company will pay customary letter of credit fees. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2020 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued.
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
The Company had no borrowings under the Revolver during the three months ended March 31, 2026. As of March 31, 2026, the entire $170.0 million was available under the Revolver with a borrowing rate of 10.0%. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended March 31, 2026.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Income consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash interest expense:
Interest on 2024 Senior Notes	$11,875	$11,875
Interest on Term Loan B	—	876
Interest on Revolver	—	121
Other interest	296	392
Total cash interest expense	12,171	13,264

Non-cash interest expense:(a)
Amortization of debt issuance costs on 2024 Senior Notes	1,086	948
Amortization of debt issuance costs on Revolver	140	140
Total non-cash interest expense	1,226	1,088

Total interest expense	$13,397	$14,352
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rate for the 2024 Senior Notes was 13.56% for the three months ended March 31, 2026.
(11)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2026, the Company’s operating leases have remaining lease terms ranging from less than one year to 12 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease expense	$4,618	$3,160
Short-term lease expense(a)	14,372	13,485
	18,990	16,645
Less: Sublease income	205	294
Total lease expense	$18,785	$16,351
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of March 31, 2026	As of December 31, 2025
Assets
Right-of-use assets	Other assets	$62,014	$58,608
Total lease assets		$62,014	$58,608
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$12,256	$11,763
Long-term lease liabilities	Other long-term liabilities	54,866	51,783
Total lease liabilities		$67,122	$63,546
Weighted-average remaining lease term		6.2 years	6.4 years
Weighted-average discount rate		8.51%	8.04%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(4,447)	$(2,912)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$6,740	$4,581
The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2026:

Year (in thousands)	Operating Leases
2026 (excluding the three months ended March 31, 2026)	$13,014
2027	16,321
2028	14,752
2029	12,286
2030	8,309
Thereafter	23,702
Total lease payments	88,384
Less: Imputed interest	21,262
Total	$67,122
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
Case Against Designer
On April 13, 2023, STP filed a case in the Washington Superior Court against HNTB Corporation (“HNTB”), STP’s design firm on the project, wherein STP alleges that HNTB is liable for providing design services that resulted in the TBM striking the steel pipe described above and for additional steel quantity costs associated with the project. Due to the resolution of the matter against the Insurers and WSDOT discussed above, STP’s claim against HNTB was revised and includes HNTB’s liability for providing design services, amounts paid by STP to WSDOT in liquidated damages and interest as well as certain subcontractor delay claims paid by STP to subcontractors in November 2024. On March 7, 2026, a confidential settlement was reached resolving the case in full for a substantial sum, which did not have a material impact on the Company’s financial statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Payment was received in March and April 2026 and the case against HNTB is expected to be dismissed in the second quarter of 2026. As a result of the settlement, all matters related to the project have been resolved.
W/Element Hotel Matter
On March 15, 2015, Tutor Perini Building Corp. (“TPBC”), a wholly owned subsidiary of the Company, acting as construction manager, entered into two contracts with Chestlen Development, L.P. (the “Developer”) for the construction of a dual-branded W/Element Hotel project in Philadelphia, Pennsylvania. The project consisted of a 295-room W Philadelphia hotel and a 460-room Element hotel within a single 51-story tower, together with a parking garage and public and retail spaces. The adjusted contract value was $256 million. Construction commenced in April 2015. The Developer received a certificate of occupancy from the City of Philadelphia in April 2021, and the hotel opened to the public in May 2021.
Design Delays and COVID Impact
During construction, the project experienced substantial delays and incurred additional costs. A principal area of dispute concerned the design of the building’s concrete floor system. The floor system was designed by professional designers retained directly by, and under contract solely with, the Developer. At the direction of the Developer, in an effort to reduce construction costs by decreasing the quantity of materials and labor required, the designers reduced the floor slab thickness to nine inches of combined concrete and rebar between building levels. This thinner floor design resulted in increased floor deflection, meaning greater bending or sagging of the floors under load. As a consequence of the excessive floor deflection, additional remedial work was required before installation of finish materials. In addition, the window system, which is anchored to the floor slabs, required further adjustments to accommodate conditions. These conditions caused additional project costs and contributed to further delays in completing the project.

In addition, the project experienced significant delays and cost impacts arising from the COVID-19 pandemic, during which major construction activities were being performed. As a result of governmental restrictions and other practical realities associated with the pandemic, work hours were reduced, access to and use of equipment was limited, materials were disrupted, and other conditions adversely affected productivity and slowed project progress.
Litigation Against Developer
In 2020, litigation commenced in the Philadelphia Court of Common Pleas which ultimately resulted in a consolidated case of more than twenty parties, including the Developer, TPBC, trade subcontractors, designers, and others. The parties asserted claims for breach of contract and to enforce mechanics’ liens, including a mechanics’ lien filed by TPBC on behalf of itself and its trade subcontractors in the amount of approximately $119 million. Claims involving the designers were subsequently settled, with the settlement proceeds placed into escrow pending further determination regarding entitlement to those funds. The disputes among the remaining parties continued in litigation. On October 31, 2025, the court issued a ruling finding that the project’s principal defects relating to floor deflection and window installation were attributable to the contractors and not to the Developer. On February 27, 2026, the court granted the Developer’s motion to strike the mechanics’ lien filed by TPBC against the project, which TPBC is appealing. On April 10, 2026, the court issued its Findings as to Damages and Order in favor of the Developer, awarding approximately $175 million, including approximately $98 million in liquidated damages, of which approximately $60 million relates to periods extending beyond the date the hotel opened. The court also rejected the other delay-related defenses and claims asserted by TPBC. On April 23, 2026, TPBC filed a motion for reconsideration of both the liability determination and the damages award.

If the matter is not resolved through reconsideration by the trial court, TPBC intends to appeal the decision. The anticipated grounds for appeal are expected to include challenges to: (i) the findings on the merits regarding the cause of the floor deflections; (ii) the legal standard applied in determining responsibility of the project designers retained by the Developer; (iii) the methodology used to calculate damages; (iv) the award of damages barred by the consequential damages waiver provisions of the contracts; (v) the award of liquidated damages for periods extending beyond the issuance of a certificate of occupancy; and (vi) the withholding of approximately $31 million in unpaid contract balances due to TPBC. Additionally, TPBC will appeal the trial court’s ruling as to whether the majority of the claims should have been covered under the builder’s risk insurance procured by the Developer, which provided coverage to the Developer, TPBC and its subcontractors. The Developer agreed to serve as “the sole and irrevocable agent” for submitting insurance claims. TPBC asserts that the Developer’s failure to submit timely claims to the insurance carrier constituted a material breach of its contractual obligations resulting in a waiver of otherwise insurable damages.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Litigation Involving Subcontractors
Between December 2025 and April 2026, TPBC settled with, or paid contract balances to, most of the subcontractors despite not yet collecting said contract balances from the Developer. Five subcontractors continue to assert unresolved claims, which remain subject to further settlement discussions or adjudication.

The litigation remains pending before the trial court and is expected to proceed to the appellate courts following final disposition of the remaining matters. Payment of any potential damages will only be made if the adverse verdict is upheld on appeal.

As of March 31, 2026, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s and subcontractors’ legal actions is neither probable nor remote. With respect to TPBC’s claims against the Developer and certain subcontractors, as a result of the rulings, management recognized an immaterial charge to earnings during the period. Management has continued to include an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings. To the extent new facts become known or the final recoveries or payments vary from the estimate, the impact of the change will be reflected in the financial statements at that time.
(13)Share-Based Compensation
As of March 31, 2026, there were 3,816,336 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan (the “Plan”). During the three months ended March 31, 2026 and 2025, the Company granted cash-settled restricted stock units (“CRSUs”) with service-based vesting conditions and payouts indexed to shares of the Company’s common stock totaling 58,510 and 307,131, respectively, with weighted-average grant date fair values per unit of $69.83 and $25.47, respectively. During the three months ended March 31, 2025, the Company also granted service-based RSUs totaling 68,638 with a weighted-average grant date fair value per unit of $25.46 and performance-based RSUs totaling 151,623 with a weighted-average grant date fair value per unit of $47.76. The number of performance-based RSUs granted is shown at target-level performance.
As of March 31, 2026 and December 31, 2025, the Company recognized liabilities for cash-settled performance stock units and CRSUs on the Condensed Consolidated Balance Sheets totaling approximately $81.7 million and $85.2 million, respectively. During the three months ended March 31, 2026 and 2025, the Company paid approximately $31.0 million and $10.9 million, respectively, to settle certain awards.
For the three months ended March 31, 2026 and 2025, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $30.1 million and $6.6 million, respectively. As of March 31, 2026, the balance of unamortized share-based compensation expense was $66.9 million, which is expected to be recognized over a weighted-average period of 1.2 years.
(14)Employee Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. In November 2025, the Company’s Board of Directors voted to terminate the Company’s pension plan with an effective date of March 31, 2026. The Company expects that all obligations under the plan will be satisfied by the end of 2026.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table sets forth a summary of the net periodic benefit cost for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest cost	$940	$933
Service cost	171	170
Expected return on plan assets	(898)	(902)
Recognized net actuarial losses	437	414
Net periodic benefit cost	$650	$615
The Company contributed $0.6 million and $0.7 million, respectively, to its defined benefit pension plan during the three months ended March 31, 2026 and 2025, and expects to contribute an additional $0.3 million in cash by the end of 2026, excluding any payments required to settle obligations under the plan.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026				As of December 31, 2025
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$802,979	$—	$—	$802,979	$734,553	$—	$—	$734,553
Restricted cash(a)	23,811	—	—	23,811	35,641	—	—	35,641
Restricted investments(b)	—	255,908	—	255,908	—	228,959	—	228,959
Investments in lieu of retention(c)	40,592	173,973	—	214,565	27,849	159,142	—	186,991
Total	$867,382	$429,881	$—	$1,297,263	$798,043	$388,101	$—	$1,186,144
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of March 31, 2026 and December 31, 2025, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of March 31, 2026 and December 31, 2025, and are composed of cash and cash equivalents of $40.6 million and $27.8 million, respectively, and AFS debt securities of $174.0 million and $159.1 million, respectively. The fair values of cash equivalents are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Investments in AFS debt securities consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026				As of December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$210,537	$1,076	$(1,042)	$210,571	$205,584	$1,900	$(472)	$207,012
U.S. government agency securities	27,884	6	(494)	27,396	12,300	11	(329)	11,982
Municipal bonds	18,447	18	(708)	17,757	10,282	32	(534)	9,780
Corporate certificates of deposit	197	—	(13)	184	198	—	(13)	185
Total restricted investments	257,065	1,100	(2,257)	255,908	228,364	1,943	(1,348)	228,959

Investments in lieu of retention:
Corporate debt securities	156,063	300	(208)	156,155	140,749	844	(38)	141,555
U.S. government agency securities	4,337	—	(44)	4,293	4,337	—	(43)	4,294
Municipal bonds	13,681	188	(344)	13,525	13,349	218	(274)	13,293
Total investments in lieu of retention	174,081	488	(596)	173,973	158,435	1,062	(355)	159,142

Total AFS debt securities	$431,146	$1,588	$(2,853)	$429,881	$386,799	$3,005	$(1,703)	$388,101
The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual AFS debt securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$85,758	$(883)	$17,255	$(159)	$103,013	$(1,042)
U.S. government agency securities	19,642	(163)	3,508	(331)	23,150	(494)
Municipal bonds	11,122	(154)	4,988	(554)	16,110	(708)
Corporate certificates of deposit	—	—	184	(13)	184	(13)
Total restricted investments	116,522	(1,200)	25,935	(1,057)	142,457	(2,257)

Investments in lieu of retention:
Corporate debt securities	49,344	(207)	1,499	(1)	50,843	(208)
U.S. government agency securities	4,293	(44)	—	—	4,293	(44)
Municipal bonds	11,738	(344)	—	—	11,738	(344)
Total investments in lieu of retention	65,375	(595)	1,499	(1)	66,874	(596)

Total AFS debt securities	$181,897	$(1,795)	$27,434	$(1,058)	$209,331	$(2,853)

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

The unrealized losses in AFS debt securities as of March 31, 2026 and December 31, 2025 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of March 31, 2026 and December 31, 2025.
It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2025, the Company has not recognized any impairment losses in earnings during the three months ended March 31, 2026.
The amortized cost and fair value of AFS debt securities by contractual maturity as of March 31, 2026 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$101,440	$101,389
Due after one year through five years	295,203	294,794
Due after five years	34,503	33,698
Total	$431,146	$429,881
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2024 Senior Notes was $439.1 million and $444.2 million as of March 31, 2026 and December 31, 2025, respectively. The fair values of the 2024 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings approximates fair value as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, the Company had unconsolidated VIE-related current assets and noncurrent assets of $65.1 million and $6.1 million, respectively, as well as current liabilities of $75.1 million included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company had unconsolidated VIE-related current assets and noncurrent assets of $58.5 million and $6.3 million, respectively, as well as current liabilities of $70.2 million included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of March 31, 2026.
As of March 31, 2026, the Company’s Condensed Consolidated Balance Sheets included current assets and noncurrent assets of $976.3 million and $37.6 million, respectively, as well as current liabilities and noncurrent liabilities of $661.9 million and $13.0 million, respectively, related to the operations of its consolidated VIEs. As of December 31, 2025, the Company’s Condensed Consolidated Balance Sheets included current assets and noncurrent assets of $932.1 million and $36.4 million, respectively, as well as current liabilities and noncurrent liabilities of $669.0 million and $10.6 million, respectively, related to the operations of its consolidated VIEs.
Below is a discussion of some of the Company’s more significant or unique VIEs.
The Company established a joint venture to construct the Purple Line Extension Section 2 (Tunnels and Stations) and Section 3 (Stations) mass-transit projects in Los Angeles, California with an original combined value of approximately $2.8 billion. The Company has a 75% interest in the joint venture with the remaining 25% held by O&G Industries, Inc (“O&G”). The joint venture was initially financed with contributions from the partners and, per the terms of the joint venture agreement, the partners may be required to provide additional capital contributions in the future. The Company has determined that this joint venture is a VIE for which the Company is the primary beneficiary.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(17)Changes in Equity
A reconciliation of the changes in equity for the three months ended March 31, 2026 and 2025 is provided below:

	Three Months Ended March 31, 2026
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2025	$52,791	$1,148,634	$46,443	$(29,234)	$44,028	$1,262,662
Net income	—	—	25,696	—	13,832	39,528
Other comprehensive loss	—	—	—	(1,789)	(442)	(2,231)
Share-based compensation	—	2,132	—	—	—	2,132
Issuance of common stock, net	102	(7,219)	—	—	—	(7,117)
Dividends	—	—	(3,330)	—	—	(3,330)
Repurchase of common stock	(278)	(6,048)	(13,801)	—	—	(20,127)
Contributions from noncontrolling interests	—	—	—	—	4,994	4,994
Distributions to noncontrolling interests	—	—	—	—	(11,500)	(11,500)
Balance - March 31, 2026	$52,615	$1,137,499	$55,008	$(31,023)	$50,912	$1,265,011

	Three Months Ended March 31, 2025
(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2024	$52,486	$1,146,800	$(30,575)	$(33,988)	$23,883	$1,158,606
Net income	—	—	27,998	—	14,751	42,749
Other comprehensive income	—	—	—	1,798	478	2,276
Share-based compensation	—	867	—	—	—	867
Issuance of common stock, net	217	(5,368)	—	—	—	(5,151)
Distributions to noncontrolling interests	—	—	—	—	(11,750)	(11,750)
Balance - March 31, 2025	$52,703	$1,142,299	$(2,577)	$(32,190)	$27,362	$1,187,597
Dividends
In February 2026, the Board of Directors declared a cash dividend of $0.06 per share payable on March 26, 2026 to all shareholders of record as of March 10, 2026. Total dividends declared in the three months ended March 31, 2026 amounted to $3.3 million, including $0.2 million of accrued dividend equivalent rights relating to unvested share-based awards that are payable when the awards vest.
Share Repurchases
In November 2025, the Company’s Board of Directors authorized a $200 million share repurchase program. During the three months ended March 31, 2026, we repurchased 277,578 shares of our common stock on the open market for $20 million, at an average price of $72.03 per share, under the repurchase program. As of March 31, 2026, the Company also accrued $0.1 million for applicable excise tax on share repurchases in excess of issuances.

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
The components of other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$431	$(118)	$313	$413	$(111)	$302
Foreign currency translation adjustments	(577)	81	(496)	787	(118)	669
Unrealized gain (loss) in fair value of investments	(2,567)	519	(2,048)	1,644	(339)	1,305
Total other comprehensive income (loss)	(2,713)	482	(2,231)	2,844	(568)	2,276
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(442)	—	(442)	478	—	478
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(2,271)	$482	$(1,789)	$2,366	$(568)	$1,798

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2025	$(22,063)	$(7,930)	$759	$(29,234)
Other comprehensive loss before reclassifications	—	(220)	(1,869)	(2,089)
Amounts reclassified from AOCI	313	—	(13)	300
Total other comprehensive income (loss)	313	(220)	(1,882)	(1,789)
Balance as of March 31, 2026	$(21,750)	$(8,150)	$(1,123)	$(31,023)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2025	$—	$(1,151)	$208	$(943)
Other comprehensive loss	—	(276)	(166)	(442)
Balance as of March 31, 2026	$—	$(1,427)	$42	$(1,385)

	Three Months Ended March 31, 2025
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2024	$(23,572)	$(8,657)	$(1,759)	$(33,988)
Other comprehensive income before reclassifications	—	313	1,201	1,514
Amounts reclassified from AOCI	302	—	(18)	284
Total other comprehensive income	302	313	1,183	1,798
Balance as of March 31, 2025	$(23,270)	$(8,344)	$(576)	$(32,190)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2024	$—	$(2,423)	$(60)	$(2,483)
Other comprehensive income	—	356	122	478
Balance as of March 31, 2025	$—	$(2,067)	$62	$(2,005)

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Income during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Component of AOCI:
Defined benefit pension plan adjustments(a)	$431	$413
Income tax benefit(b)	(118)	(111)
Net of tax	$313	$302

Unrealized gain in fair value of investment adjustments(a)	$(17)	$(23)
Income tax expense(b)	4	5
Net of tax	$(13)	$(18)
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three months ended March 31, 2026 and 2025:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate	Consolidated Total
Three Months Ended March 31, 2026
Total revenue	$744,816	$498,137	$218,731	$1,461,684		$—	$1,461,684
Elimination of intersegment revenue	(47,089)	(25,137)	—	(72,226)		—	(72,226)
Revenue from external customers	$697,727	$473,000	$218,731	$1,389,458		$—	$1,389,458
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$588,654	$443,031	$203,140	$1,234,825		$—	$1,234,825
General and administrative expenses(a)	21,344	13,625	15,024	49,993		45,458	95,451
Income (loss) from construction operations	$87,729	$16,344	$567	$104,640	(b)	$(45,458)	$59,182
Capital expenditures	$15,461	$373	$1,150	$16,984		$1,010	$17,994
Depreciation and amortization(c)	$10,033	$519	$602	$11,154		$317	$11,471

Three Months Ended March 31, 2025
Total revenue	$645,003	$488,324	$176,808	$1,310,135		$—	$1,310,135
Elimination of intersegment revenue	(34,962)	(28,540)	—	(63,502)		—	(63,502)
Revenue from external customers	$610,041	$459,784	$176,808	$1,246,633		$—	$1,246,633
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$508,773	$436,288	$167,171	$1,112,232		$—	$1,112,232
General and administrative expenses(a)	21,668	13,037	16,748	51,453		17,623	69,076
Income (loss) from construction operations	$79,600	$10,459	$(7,111)	$82,948		$(17,623)	$65,325
Capital expenditures	$26,850	$1,016	$840	$28,706		$1,398	$30,104
Depreciation and amortization(c)	$10,690	$527	$604	$11,821		$753	$12,574
____________________________________________________________________________________________________
(a)General and administrative expenses for the three months ended March 31, 2026 and 2025 included share-based compensation expense of $30.1 million ($29.6 million after tax, or $0.55 per diluted share) and $6.6 million ($6.4 million after tax, or $0.12 per diluted share), respectively. The increase in share-based compensation expense in the first quarter of 2026 was primarily due to the Company’s stock price being substantially higher in 2026 as compared to the same period of 2025, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change recognized in earnings.
(b)During the three months ended March 31, 2026, the Company’s income (loss) from construction operations was impacted by an unfavorable adjustment of $16.4 million ($12.3 million attributable to the Company and $8.9 million after tax, or $0.17 per diluted share) on a Civil segment mass-transit project in California primarily due to changes in estimates resulting from ongoing negotiations of change orders with the owner and subcontractors, as well as other temporary impacts related to unapproved change orders.
(c)Depreciation and amortization is included in income (loss) from construction operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Total assets by segment were as follows:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Civil	$4,631,392	$4,348,288
Building	1,376,425	1,354,282
Specialty Contractors	421,828	397,750
Corporate and other(a)	(1,292,066)	(939,898)
Total assets	$5,137,579	$5,160,422
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Geographic Information
Information concerning principal geographic areas is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue:
United States	$1,266,970	$1,107,706
Foreign and U.S. territories	122,488	138,927
Total revenue	$1,389,458	$1,246,633

(in thousands)	As of March 31, 2026	As of December 31, 2025
Assets:
United States	$4,557,424	$4,604,866
Foreign and U.S. territories	580,155	555,556
Total assets	$5,137,579	$5,160,422

Major Customers

Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 13.3% and 15.6% of the Company’s consolidated revenue for the three months ended March 31, 2026 and 2025, respectively. Revenue from an additional customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 12.6% of the Company’s consolidated revenue for the three months ended March 31, 2026.
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Income from construction operations	$59,182	$65,325
Other income, net	10,726	4,688
Interest expense	(13,397)	(14,352)
Income before income taxes	$56,511	$55,661

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of March 31, 2026 and the results of our operations for the three months ended March 31, 2026 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2025, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2025 and in Part II, Item 1A below.
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
•Revisions of estimates of contract risks, revenue or costs;
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
•The impact of inclement weather conditions, disasters and other catastrophic events outside of our control;
•Risks related to government contracts (including government shutdowns and funding considerations) and related procurement regulations;
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
•Increased competition and failure to secure new contracts;

•Significant fluctuations in the market price of our common stock, which could result in substantial losses for shareholders and potentially subject us to securities litigation;
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
•We cannot guarantee the timing, amount, or payment of dividends on our common stock or that we will repurchase our common stock pursuant to our stock repurchase program;
•An inability to obtain bonding could have a negative impact on our operations and results;
•Failure to meet our obligations under our debt agreements;
•Downgrades in our credit ratings;
•The exertion of influence over the Company by our executive chairman due to his position and significant ownership interests;
•Impairment of goodwill or other indefinite-lived intangible assets;
•Physical and regulatory risks related to climate change; and
•Other factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10‑K and any subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (“SEC”).
Executive Overview
Operating Results
Consolidated revenue for the three months ended March 31, 2026 was $1.4 billion, up 11.5% compared to $1.2 billion for the same period in 2025. The Company's revenue for the first quarter of 2026 was the highest of any first quarter since 2009, and the Civil segment's revenue was the highest of any first quarter ever. The Company experienced growth in all three segments through the first three months of 2026 compared to the same period last year, primarily driven by increased project execution activities on certain newer, larger and higher-margin projects that have significant scope of work remaining. These projects are in the early stages and are expected to ramp up substantially over the next several years.
Income from construction operations for the three months ended March 31, 2026 was $59.2 million compared to $65.3 million for the same period in 2025. The first three months of 2026 were positively impacted by contributions associated with the increased project execution activities discussed above. These contributions were offset by a $23.5 million increase in share-based compensation expense as compared to the first quarter of 2025. This increase was primarily due to the Company’s stock price being substantially higher in 2026 as compared to the same period of 2025, which impacted the fair value of liability-classified awards. These awards are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings. After the Company’s shareholders approved additional shares under the Plan in May 2025, the Company stopped awarding liability-classified, long-term incentive compensation awards. The first quarter of 2026 was also impacted by an unfavorable adjustment of $16.4 million on a Civil segment mass-transit project in California primarily due to changes in estimates resulting from ongoing negotiations of change orders with the owner and subcontractors, as well as other temporary impacts related to unapproved change orders.
Income tax expense was $17.0 million for the three months ended March 31, 2026 compared to $12.9 million for the same period in 2025. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Diluted earnings per common share for the three months ended March 31, 2026 was $0.48 compared to $0.53 for the same period in 2025. Adjusted diluted earnings per common share, which is a non-GAAP financial measure and excludes share-based compensation expense (and the associated tax benefit), for the three months ended March 31, 2026 was $1.03 compared to $0.65 for the same period in 2025. The change in diluted earnings per common share was primarily due to the factors discussed above that resulted in the change in income from construction operations. The increase in adjusted diluted earnings per common share reflects the same factors discussed above, excluding the impact of share-based compensation expense. Refer to the Non-GAAP Financial Measures section below for further information and a reconciliation of the Company's financial results reported under generally accepted accounting principles in the United States (“GAAP”) to the reported adjusted results.
Consolidated new awards for the three months ended March 31, 2026 totaled $0.7 billion compared to $2.0 billion for the same period in 2025. The Building and Civil segments were the primary contributors to the new awards activity in the first quarter of 2026. The most significant new awards and contract adjustments in the first quarter of 2026 included $186 million of additional funding for a hospitality and gaming project in California; $97 million of additional funding for a new healthcare project in California that entered the construction phase; $66 million of additional funding for two mass-transit projects in California;

$38 million for three bridge projects in the Midwest; and $25 million of additional funding for an energy project in British Columbia. The Company has been successful in winning its share of major new project opportunities over the past several years due to a combination of its strategic bidding approach and favorable market dynamics, including limited competition in select markets for some of the larger projects. This environment, which is supported by strong public funding and demand, has allowed the Company to differentiate itself and deliver compelling proposals that align with the customer’s goals and expectations. The Company expects that this environment will continue for the foreseeable future.

Consolidated backlog as of March 31, 2026 was $19.8 billion, down slightly compared to $20.6 billion at the end of 2025, but up slightly compared to the backlog at the end of the first quarter of 2025. As of March 31, 2026, the mix of backlog by segment was approximately 49% for Civil, 36% for Building and 15% for Specialty Contractors.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2025 to March 31, 2026:

(in millions)	Backlog at December 31, 2025	New Awards(a)	Revenue Recognized	Backlog at March 31, 2026(b)
Civil	$10,153.7	$197.0	$(697.8)	$9,652.9
Building	7,333.4	352.0	(473.0)	7,212.4
Specialty Contractors	3,072.7	121.1	(218.7)	2,975.1
Total	$20,559.8	$670.1	$(1,389.5)	$19,840.4
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
With respect to potential concerns regarding the U.S. government’s scrutiny and curtailment of federal funding for certain projects, as well as varying new tariff policies that have been and may continue to be implemented, the Company does not currently anticipate any significant impacts to its business related to these factors. Most of the Company’s major projects are funded at the state or local level, or with some combination of federal, state and local funding. For projects that are wholly or partially funded with federal dollars, the funding for those projects has already been committed and/or those projects are strategically important to the United States. Despite this, there have recently been, and there may in the future be, occasions where even previously authorized and committed funding is withheld by the government, which could delay the progress of certain projects or the awards of new projects. The Company currently does not anticipate any material adverse impacts to its financial results as the result of such temporary project delays.

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

The outlook for the Company’s revenue growth over the next several years remains highly favorable due to strong new award bookings of large, long-duration projects over the past two years, as well as other new awards that are expected to be booked in the future. For example, the Company has certain building projects in California, mostly in the healthcare, education, and hospitality and gaming sectors, that are in the preconstruction phase. These projects are expected to transition from preconstruction to construction over the next few years, and they include a large, multi-billion-dollar healthcare project in California that is anticipated to be incrementally added to backlog over the next two years. Many of the Company’s newer projects are design-build projects that have an initial six-to-eighteen-month design phase during which smaller revenue and earnings are generated prior to the start of a multi-year construction phase that generates substantially larger revenue and earnings. We anticipate that we will continue to win our share of significant new project awards resulting from long-term, well-funded capital spending plans by various state, local and federal customers, as well as limited competition for many of the larger project opportunities.
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
These non-GAAP financial measures, which exclude share-based compensation expense for the three months ended March 31, 2026 and 2025 (as well as the associated tax benefit), consist of adjusted net income attributable to the Company and adjusted earnings per share. We exclude share-based compensation expense because this expense could result in significant volatility in our reported earnings, driven primarily by fluctuations in the expense recognized for certain long-term incentive compensation awards with payouts that are indexed to the Company’s common stock. By adjusting for share-based compensation, our non-GAAP measures present a supplemental depiction of our operational performance and financial health. This approach allows stakeholders to focus on our core operational efficiency and profitability without the variable impact to earnings caused by significant changes in our stock price. Our non-GAAP measures are intended to offer a consistent basis for evaluating the Company’s performance, which management believes is meaningful to stakeholders.

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
Reconciliations of these non-GAAP financial measures are found in the table below:

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
(in millions, except per common share amounts)	2026	2025
Net income attributable to Tutor Perini Corporation, as reported	$25.7	$28.0
Plus: Share-based compensation expense(a)	30.1	6.6
Less: Tax benefit provided on share-based compensation expense	(0.5)	(0.2)
Adjusted net income attributable to Tutor Perini Corporation	$55.3	$34.4

Diluted earnings per common share, as reported	$0.48	$0.53
Plus: Share-based compensation expense impact per diluted share	0.56	0.12
Less: Tax benefit provided on share-based compensation expense per diluted share	(0.01)	(0.00)
Adjusted diluted earnings per common share	$1.03	$0.65
___________________________________________________________________________________________________
(a)The amount represents share-based compensation expense recorded during the three months ended March 31, 2026 and 2025. This includes expense associated with certain long-term incentive compensation awards that have payouts indexed to the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period have caused and could continue to cause significant fluctuations in the reported expense. The increase in the expense for the three months ended March 31, 2026 as compared to the prior-year period was driven by the Company’s stock price being substantially higher in 2026 as compared to the same period of 2025.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue	$697.8	$610.0
Income from construction operations	87.7	79.6
Revenue for the three months ended March 31, 2026 increased 14.4% compared to the same period in 2025 and set a new first-quarter record for the segment. The growth was primarily due to increased project execution activities on two large mass-transit projects in the Northeast, both of which have substantial scope of work remaining.
Income from construction operations for the three months ended March 31, 2026 was $87.7 million compared to $79.6 million for the same period in 2025, and also set a new first-quarter record for the segment. The increase was primarily due to contributions associated with the increased project execution activities discussed above, as well as contributions from various other projects that are ramping up. The improvement was partially offset by an unfavorable adjustment in the first quarter of 2026 on a mass-transit project in California of $16.4 million primarily due to changes in estimates resulting from ongoing negotiations of change orders with the owner and subcontractors, as well as other temporary impacts related to unapproved change orders.
Operating margin was 12.6% for the three months ended March 31, 2026 compared to 13.0% for the same period in 2025. The change in operating margin was principally due to the above-mentioned factors that drove the changes in revenue and income from construction operations.

New awards and contract adjustments in the Civil segment totaled $197.0 million for the three months ended March 31, 2026 compared to $1.5 billion for the same period in 2025. The most significant new awards and contract adjustments in the first quarter of 2026 included $66 million of additional funding for two mass-transit projects in California; $38 million for three bridge projects in the Midwest; and $25 million of additional funding for an energy project in British Columbia. The most significant new awards and contract adjustments in the first quarter of 2025 included the $1.18 billion Manhattan Tunnel project in New York and $241 million of additional funding for the Apra Harbor Waterfront Repairs project in Guam.
Backlog for the Civil segment was $9.7 billion as of March 31, 2026, level compared to the backlog as of March 31, 2025. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, and supported by substantial anticipated funding from various voter-approved state and local transportation measures, the Bipartisan Infrastructure Law, and by public agencies’ long-term spending plans. We believe that the Civil segment is well-positioned to continue capturing its share of these prospective projects later this year and over the next several years, with the majority of near-term opportunities on the West Coast, in the Midwest, the Northeast, and the Indo-Pacific region.
Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue	$473.0	$459.8
Income from construction operations	16.3	10.5
Revenue for the three months ended March 31, 2026 increased 2.9% compared to the same period in 2025.
Income from construction operations for the three months ended March 31, 2026 was $16.3 million compared to $10.5 million for the same period in 2025. The increase was largely due to contributions from certain newer, higher-margin projects in New York and California with substantial scope of work remaining.
Operating margin was 3.5% for the three months ended March 31, 2026 compared to 2.3% for the same period in 2025. The increased operating margin was principally due to the above-mentioned factors that drove the increase in income from construction operations.
New awards and contract adjustments in the Building segment totaled $352.0 million for the three months ended March 31, 2026 compared to $142.1 million for the same period in 2025. The most significant new awards and contract adjustments in the first quarter of 2026 included $186 million of additional funding for a hospitality and gaming project in California and $97 million of additional funding for a new healthcare project in California that entered the construction phase.
Backlog for the Building segment was $7.2 billion as of March 31, 2026, up 8% compared to $6.7 billion as of March 31, 2025. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets, including healthcare, education, transportation, industrial/manufacturing, and hospitality and gaming. In addition, there are certain healthcare, education, and hospitality and gaming projects underway in California that are in the preconstruction phase, with only a small portion of their full anticipated value included in our reported backlog. These projects are expected to transition from preconstruction to construction over the next few years, and they include a large, multi-billion-dollar healthcare project in California that is anticipated to be incrementally added to backlog over the next two years.
Specialty Contractors Segment
Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue	$218.7	$176.8
Income (loss) from construction operations	0.6	(7.1)
Revenue for the three months ended March 31, 2026 increased 23.7% compared to the same period in 2025. The Specialty Contractors segment continues to experience strong revenue growth across diverse end markets, including in its role supporting the electrical and mechanical components of several of the Company's newer megaprojects, most of which are in the early stages and ramping up.

Income from construction operations for the three months ended March 31, 2026 was $0.6 million compared to a loss from construction operations of $7.1 million for the same period of 2025. The improvement for 2026 was primarily due to contributions related to the increased project execution activities discussed above. Many of these projects are in the early stages and are expected to ramp up substantially over the next several years.
Operating margin was 0.3% for the three months ended March 31, 2026 compared to (4.0)% for the same period in 2025. The increased operating margin was principally due to the aforementioned factors that drove the increase in revenue and income (loss) from construction operations.
New awards and contract adjustments in the Specialty Contractors segment totaled $121.1 million for the three months ended March 31, 2026 compared to $366.7 million for the same period in 2025.
Backlog for the Specialty Contractors segment was $3.0 billion as of March 31, 2026, essentially level with the backlog as of March 31, 2025. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. We believe that the segment remains well-positioned to continue capturing its share of other new projects, leveraging the strong reputation held by the business units in this segment for high-quality work on large, complex projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $45.5 million during the three months ended March 31, 2026, compared to $17.6 million for the same period in 2025. The increase in corporate general and administrative expenses in 2026 compared to 2025 was primarily due to higher share-based compensation expense as a result of the Company’s stock price being substantially higher in 2026 compared to the same period of 2025, which impacted the fair value of liability-classified awards. The Company currently projects a decrease in share-based compensation expense over the remainder of 2026 as compared to 2025, and a much more significant decrease in 2027 as certain such awards have vested and most of the remaining liability-classified awards will vest by the end of 2026. After the Company’s shareholders approved additional shares under the Plan in May 2025, the Company stopped awarding liability-classified, long-term incentive compensation awards, which will help to reduce future earnings volatility.
Other Income, Net, Interest Expense and Income Tax Expense

	Three Months Ended March 31,
(in millions)	2026	2025
Other income, net	$10.7	$4.7
Interest expense	(13.4)	(14.4)
Income tax expense	(17.0)	(12.9)
Other income, net, for the three months ended March 31, 2026 increased $6.0 million, compared to the same period in 2025.
Interest expense for the three months ended March 31, 2026 decreased $1.0 million compared to the same period in 2025.
The Company recognized income tax expense of $17.0 million for the three months ended March 31, 2026 resulting in an effective income tax rate of 30.1%. The effective income tax rate for the three months ended March 31, 2026 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of the federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
The Company recognized income tax expense of $12.9 million for the three months ended March 31, 2025 resulting in an effective income tax rate of 23.2%. The effective income tax rate for the three months ended March 31, 2025 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of federal tax benefit), substantially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.

Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $170.0 million, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of March 31, 2026, will be sufficient to fund working capital needs, dividends, share repurchases, and debt maturities for the next 12 months and beyond, as discussed further in Debt below. We generated a record amount of operating cash in the first three months of 2026, as discussed below in Cash and Working Capital. We expect strong annual operating cash flow to continue in 2026 and beyond, both from project execution activities and the resolution of outstanding claims and change orders. In addition, we expect to continue to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes. We also explore repayments or refinancings of our outstanding indebtedness and share repurchases from time to time based on our cash needs, credit strength and market conditions.
The Company expects to refinance its outstanding debt in 2026 to secure a more favorable interest rate and extend its debt maturities, which should result in a substantially reduced interest expense going forward.
Cash and Working Capital
Cash and cash equivalents were $803.0 million as of March 31, 2026 compared to $734.6 million as of December 31, 2025. Cash immediately available for general corporate purposes was $320.9 million and $270.7 million as of March 31, 2026 and December 31, 2025, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $279.7 million as of March 31, 2026 compared to $264.6 million as of December 31, 2025. Restricted cash and restricted investments at March 31, 2026 were primarily held to secure insurance-related contingent obligations and deposits.
During the three months ended March 31, 2026, net cash provided by operating activities was $146.9 million, the largest result for the first three months of any year. The record operating cash flow for the first three months of 2026 was largely driven by collections from newer and ongoing projects, reflecting a significant increase in project execution and improved working capital management, with only an immaterial amount attributable to the resolution of disputes. During the three months ended March 31, 2025, net cash provided by operating activities was $22.9 million. The net cash provided by operating activities for the 2025 period was primarily due to collections from newer projects for mobilization and other initial project costs.
Cash flow from operating activities for the first three months of 2026 increased $124.0 million compared to the same period in 2025. The increase in cash flow from operating activities for the first three months of 2026 compared to 2025 primarily reflects a decrease in net project working capital in the current period compared to an increase in the prior-year period. The decrease in net project working capital in the 2026 period was primarily due to a current-year decrease in accounts receivable compared to an increase last year, partially offset by a current-year decrease in accounts payable compared to an increase in the prior-year period and a smaller current-year increase in billings in excess of costs and estimated earnings compared to the prior-year period.
Net cash used in investing activities during the first three months of 2026 was $43.8 million primarily due to net cash used in investment transactions of $28.4 million and the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $18.0 million. Net cash used in investing activities during the first three months of 2025 was $23.9 million primarily due to the acquisition of property and equipment for projects totaling $30.1 million, partially offset by net cash provided by investment transactions of $5.7 million and proceeds from the sale of property and equipment of $0.5 million.
Net cash used in financing activities was $46.5 million for the first three months of 2026, which was primarily driven by payments of $20.0 million for the repurchase of common stock and $9.6 million for the repayment of debt. Net cash used in financing activities was $146.4 million for the first three months of 2025, which was primarily driven by a $129.5 million net repayment of debt, and $11.8 million of net distributions to noncontrolling interests.
At March 31, 2026, we had working capital of $0.9 billion, a ratio of current assets to current liabilities of 1.28 and a ratio of debt to equity of 0.32, compared to working capital of $0.9 billion, a ratio of current assets to current liabilities of 1.27 and a ratio of debt to equity of 0.32 at December 31, 2025.

Debt
2024 Senior Notes Issuance
On April 22, 2024, the Company issued $400.0 million in aggregate principal amount of 11.875% Senior Notes due April 30, 2029 (the “2024 Senior Notes”) in a private placement offering. Interest on the 2024 Senior Notes is payable in arrears semi-annually in April and October of each year.
The Company may redeem the 2024 Senior Notes at redemption prices during the twelve-month periods beginning on April 30, 2026, April 30, 2027 and April 30, 2028 of 108.906%, 104.453% and 100.0%, respectively, of the principal amount being redeemed. If the Company experiences certain change of control events, holders of the 2024 Senior Notes may require the Company to repurchase all or part of the 2024 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
The 2024 Senior Notes are senior unsecured obligations of the Company and are guaranteed by the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s 2020 Credit Agreement. In addition, the indenture for the 2024 Senior Notes provides for customary covenants and includes customary events of default.
2020 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (as amended, the “2020 Credit Agreement”) with BMO Bank N.A. (f/k/a BMO Harris Bank N.A.), as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provides for a $170.0 million revolving credit facility (the “Revolver”), which matures on August 18, 2027, with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The 2020 Credit Agreement also originally provided for a $425.0 million term loan B facility (the “Term Loan B”), which was set to mature on August 18, 2027. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
Subject to certain exceptions, at any time prior to maturity, the 2020 Credit Agreement provides the Company with the right to increase the commitments under the Revolver and/or to establish one or more term loan facilities in an aggregate amount up to (i) the greater of $173.5 million and 50% LTM EBITDA (as defined in the 2020 Credit Agreement) plus (ii) additional amounts if (A) in the case of pari passu first lien secured indebtedness, the First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement) does not exceed 1.35:1.00, (B) in the case of junior lien secured indebtedness, the Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) does not exceed 3.50:1.00, and (C) in the case of unsecured indebtedness, (x) the Total Net Leverage Ratio does not exceed 3.50:1.00 or (y) the Fixed Charge Coverage Ratio (as defined in the 2020 Credit Agreement) is no less than 2.00:1.00. The balances of indebtedness used in the calculations of the First Lien Net Leverage Ratio and the Total Net Leverage Ratio include offsets for cash and cash equivalents available for general corporate purposes.
As of March 31, 2026, the Revolver had unused available borrowing capacity of $170.0 million, and the outstanding balance of the 2024 Senior Notes was $400.0 million.
Borrowings under the 2020 Credit Agreement bear interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) and the administrative agent’s prime lending rate. The Company had no borrowings under the Revolver during the three months ended March 31, 2026. At March 31, 2026, the borrowing rate on the Revolver was 10.0%. For more information regarding the terms of our 2020 Credit Agreement, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.
The table below presents our actual and required First Lien Net Leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
March 31, 2026
	Actual	Required
First lien net leverage ratio	(0.79) to 1.00(a)	≤ 2.25 : 1.00
____________________________________________________________________________________________________
(a) The ratio was negative because the Company’s cash and cash equivalents available for general corporate purposes exceeded secured Indebtedness, resulting in negative First Lien Net Indebtedness, both as defined in the 2020 Credit Agreement.
As of March 31, 2026, we were in compliance and expect to continue to be in compliance with the covenants under the 2020 Credit Agreement.

Dividends
In February 2026, our Board of Directors declared a cash dividend of $0.06 per share payable on March 26, 2026 to all shareholders of record as of March 10, 2026. Total dividends declared in 2026 amounted to $3.3 million, including $0.2 million of accrued dividend equivalent rights related to unvested share-based awards that are payable when the awards vest.
Share Repurchase Program
In November 2025, the Company’s Board of Directors authorized a $200 million share repurchase program. Under this program, the Company plans to purchase outstanding common shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors and at such times and in amounts that the Company deems appropriate. During the three months ended March 31, 2026, we repurchased 277,578 shares of our common stock on the open market for $20 million, at an average price of $72.03 per share, under the repurchase program, marking the Company’s initial buyback under the program.
Contractual Obligations
There have been no material changes in our contractual obligations from those described in our Annual Report on Form 10‑K for the year ended December 31, 2025.
Critical Accounting Policies and Estimates
There has been no material change in our significant accounting policies and estimates disclosed in Note 1 of the Notes to Consolidated Financial Statements and in Part II, Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2025.
Recently Issued Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that described in Part II, Item 7A of our Annual Report on Form 10‑K for the year ended December 31, 2025.
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

PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our business, we are involved in various legal proceedings. We disclose information about certain pending legal proceedings pursuant to SEC rules and as we otherwise determine to be appropriate. For information on such pending matters, see Part I, Item 3 of our Annual Report on Form 10‑K for the year ended December 31, 2025, updated by Note 12 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Share Repurchases
The following table is a summary of common share repurchase activities for the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2026	—	—	—	$200
February 1 - February 28, 2026	—		—	$200
March 1 - March 31, 2026	277,578	$72.03	277,578	$180
Total	277,578		277,578	$180
On November 18, 2025, the Company announced that its Board of Directors authorized a share repurchase program totaling $200 million with no expiration date. Under the share repurchase program, the Company plans to purchase outstanding common shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors and at such times and in amounts that the Company deems appropriate.
Our share repurchase program does not obligate the Company to purchase any shares. Share repurchases may be executed through various means including, without limitation, accelerated share repurchases, open market transactions, privately negotiated transactions, purchases pursuant to a Rule 10b5-1 plan or otherwise. The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at its discretion at any time. The timing, amount and manner of share repurchases may depend upon market conditions and economic circumstances, availability of investment opportunities, the availability and costs of financing, currency fluctuations, the market price of the Company’s common stock, other uses of capital and other factors.
Item 4. Mine Safety Disclosures
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. For the quarter ended March 31, 2026, we do not have any mine safety violations or other regulatory matters to disclose pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.
Item 5. Other Information
(c) Trading Plans
During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibits	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: May 6, 2026	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Executive Vice President and Chief Financial Officer