Form 10-Q
period 2026-06-30
TUTOR PERINI CORP
filed 2026-08-05
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at July 30, 2026 was 52,569,117.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share amounts)	2026	2025	2026	2025
REVENUE	$1,637,047	$1,373,681	$3,026,505	$2,620,314
COST OF OPERATIONS	(1,425,769)	(1,177,686)	(2,660,594)	(2,289,918)
GROSS PROFIT	211,278	195,995	365,911	330,396
General and administrative expenses	(93,543)	(119,565)	(188,994)	(188,641)
INCOME FROM CONSTRUCTION OPERATIONS	117,735	76,430	176,917	141,755
Other income, net	10,833	6,204	21,559	10,892
Interest expense	(13,720)	(13,588)	(27,117)	(27,940)
INCOME BEFORE INCOME TAXES	114,848	69,046	171,359	124,707
Income tax expense	(30,780)	(21,960)	(47,763)	(34,872)
NET INCOME	84,068	47,086	123,596	89,835
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,326	27,112	32,158	41,863
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$65,742	$19,974	$91,438	$47,972
BASIC EARNINGS PER COMMON SHARE	$1.25	$0.38	$1.74	$0.91
DILUTED EARNINGS PER COMMON SHARE	$1.23	$0.38	$1.71	$0.90
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,601	52,724	52,668	52,631
DILUTED	53,472	53,194	53,611	53,102
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
NET INCOME	$84,068	$47,086	$123,596	$89,835

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	315	289	628	591
Foreign currency translation adjustments	(483)	2,144	(979)	2,813
Unrealized gain (loss) in fair value of investments	(1,311)	829	(3,359)	2,134
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,479)	3,262	(3,710)	5,538

COMPREHENSIVE INCOME	82,589	50,348	119,886	95,373
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	17,957	28,428	31,347	43,657
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$64,632	$21,920	$88,539	$51,716
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of June 30, 2026	As of December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($449,842 and $361,898 related to variable interest entities (“VIEs”))	$938,215	$734,553
Restricted cash	6,939	35,641
Restricted investments	270,884	228,959
Accounts receivable ($195,745 and $126,245 related to VIEs)	1,181,473	1,218,609
Retention receivable ($225,158 and $216,099 related to VIEs)	720,480	668,894
Costs and estimated earnings in excess of billings ($92,501 and $82,426 related to VIEs)	845,836	819,199
Other current assets ($100,139 and $145,473 related to VIEs)	340,135	411,030
Total current assets	4,303,962	4,116,885
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $583,626 and $570,186 (net P&E of $26,115 and $23,246 related to VIEs)	577,723	547,995
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	62,714	63,832
DEFERRED INCOME TAXES	63,313	96,573
OTHER ASSETS ($14,874 and $13,202 related to VIEs)	148,287	129,994
TOTAL ASSETS	$5,361,142	$5,160,422
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,004	$14,589
Accounts payable ($108,088 and $64,712 related to VIEs)	730,651	724,932
Retention payable ($32,764 and $27,743 related to VIEs)	287,064	265,246
Billings in excess of costs and estimated earnings ($488,890 and $520,455 related to VIEs)	1,929,670	1,838,610
Accrued expenses and other current liabilities ($41,444 and $56,044 related to VIEs)	396,374	396,121
Total current liabilities	3,348,763	3,239,498
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $15,774 and $17,983	391,341	392,785
OTHER LONG-TERM LIABILITIES ($12,173 and $10,602 related to VIEs)	285,959	265,477
TOTAL LIABILITIES	4,026,063	3,897,760
COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 52,569,117 and 52,791,451 shares	52,569	52,791
Additional paid-in capital	1,135,277	1,148,634
Retained earnings	110,497	46,443
Accumulated other comprehensive loss	(32,133)	(29,234)
Total stockholders' equity	1,266,210	1,218,634
Noncontrolling interests	68,869	44,028
TOTAL EQUITY	1,335,079	1,262,662
TOTAL LIABILITIES AND EQUITY	$5,361,142	$5,160,422
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$123,596	$89,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,569	24,356
Amortization of intangible assets	1,118	1,119
Share-based compensation expense	57,927	61,970
Change in debt discounts and deferred debt issuance costs	2,488	2,209
Deferred income taxes	34,054	24,903
Gain on sale of property and equipment	(590)	(2,928)
Changes in other components of working capital	92,154	83,171
Other long-term liabilities	19,157	(4,128)
Other, net	(16,344)	4,768
NET CASH PROVIDED BY OPERATING ACTIVITIES	334,129	285,275

Cash Flows from Investing Activities:
Acquisition of property and equipment	(51,672)	(56,940)
Proceeds from sale of property and equipment	4,211	4,235
Investments in securities	(66,504)	(33,730)
Proceeds from maturities and sales of investments in securities	22,285	18,754
NET CASH USED IN INVESTING ACTIVITIES	(91,680)	(67,681)

Cash Flows from Financing Activities:
Proceeds from debt	—	188,215
Repayment of debt	(13,237)	(304,865)
Cash payments related to share-based compensation	(11,275)	(5,152)
Payment of dividends	(6,471)	—
Repurchase of common stock	(30,000)	—
Distributions paid to noncontrolling interests	(11,500)	(20,400)
Contributions from noncontrolling interests	4,994	7,500
NET CASH USED IN FINANCING ACTIVITIES	(67,489)	(134,702)

Net increase in cash, cash equivalents and restricted cash	174,960	82,892
Cash, cash equivalents and restricted cash at beginning of period	770,194	464,188
Cash, cash equivalents and restricted cash at end of period	$945,154	$547,080
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 may not be indicative of the results that will be achieved for the full year ending December 31, 2026.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2026 and its condensed consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
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
(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by segment, end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$476,375	$420,683	$926,166	$773,868
Military facilities	101,289	101,559	183,597	202,687
Bridges	109,493	104,083	170,839	155,934
Detention facilities	40,127	38,726	69,422	84,713
Power and energy	32,183	38,057	65,308	68,668
Other	56,687	31,079	98,549	58,358
Total Civil segment revenue	$816,154	$734,187	$1,513,881	$1,344,228

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Building segment revenue by end market:
Healthcare facilities	$295,484	$233,426	$541,267	$447,974
Detention facilities	139,675	75,911	256,120	163,915
Government	44,849	63,106	77,792	123,121
Education facilities	28,834	36,761	54,799	84,751
Mass transit (includes transportation projects)	14,292	35,718	46,304	65,228
Other	36,432	17,160	56,284	36,877
Total Building segment revenue	$559,566	$462,082	$1,032,566	$921,866

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$64,783	$56,173	$122,787	$98,768
Healthcare facilities	44,131	23,883	84,383	44,457
Detention facilities	55,212	5,730	83,741	12,382
Commercial and industrial facilities	38,141	33,576	66,472	65,766
Multi-unit residential	22,394	22,917	49,232	48,486
Government	18,100	26,098	35,372	56,194
Other	18,566	9,035	38,071	28,167
Total Specialty Contractors segment revenue	$261,327	$177,412	$480,058	$354,220

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$639,433	$244,397	$170,803	$1,054,633	$546,827	$210,780	$91,906	$849,513
Federal agencies	120,860	39,018	5,678	165,556	123,675	34,821	2,049	160,545
Private owners	55,861	276,151	84,846	416,858	63,685	216,481	83,457	363,623
Total revenue	$816,154	$559,566	$261,327	$1,637,047	$734,187	$462,082	$177,412	$1,373,681

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,183,641	$470,450	$301,819	$1,955,910	$987,937	$431,955	$183,089	$1,602,981
Federal agencies	219,736	63,883	9,617	293,236	235,754	71,465	5,166	312,385
Private owners	110,504	498,233	168,622	777,359	120,537	418,446	165,965	704,948
Total revenue	$1,513,881	$1,032,566	$480,058	$3,026,505	$1,344,228	$921,866	$354,220	$2,620,314

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$700,513	$190,601	$204,860	$1,095,974	$628,757	$186,184	$135,912	$950,853
Guaranteed maximum price	—	306,970	27,694	334,664	41	239,460	7,459	246,960
Unit price	106,773	—	7,248	114,021	91,214	—	19,864	111,078
Cost plus fee and other	8,868	61,995	21,525	92,388	14,175	36,438	14,177	64,790
Total revenue	$816,154	$559,566	$261,327	$1,637,047	$734,187	$462,082	$177,412	$1,373,681

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$1,323,487	$375,138	$370,437	$2,069,062	$1,185,134	$378,234	$279,157	$1,842,525
Guaranteed maximum price	—	548,575	48,566	597,141	222	475,075	12,818	488,115
Unit price	175,120	—	15,603	190,723	129,231	—	36,554	165,785
Cost plus fee and other	15,274	108,853	45,452	169,579	29,641	68,557	25,691	123,889
Total revenue	$1,513,881	$1,032,566	$480,058	$3,026,505	$1,344,228	$921,866	$354,220	$2,620,314

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was positively impacted by $9.6 million and $3.1 million during the three and six months ended June 30, 2026 due to performance obligations satisfied (or partially satisfied) in prior periods. Revenue was positively impacted by $20.4 million and $2.7 million during the three and six months ended June 30, 2025 due to performance obligations satisfied (or partially satisfied) in prior periods. Refer to Note 19, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2026, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $9.4 billion, $5.1 billion and $2.1 billion for the Civil, Building and Specialty Contractors segments, respectively. As of June 30, 2025, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $9.0 billion, $5.0 billion and $2.2 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years. Certain larger projects across all three segments may extend over a longer duration.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(4)Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets and liabilities on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Contract Assets:
Costs and estimated earnings in excess of billings:
Claims	$321,094	$324,727
Unapproved change orders	442,283	402,060
Other unbilled costs and profits	82,459	92,412
Total costs and estimated earnings in excess of billings	$845,836	$819,199

Contract Liabilities:
Billings in excess of costs and estimated earnings	$1,929,670	$1,838,610
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 12, Commitments and Contingencies, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of June 30, 2026 estimated by management to be collected beyond one year is approximately $515.1 million.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and six months ended June 30, 2026 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $929.5 million and $1.5 billion, respectively. Revenue recognized during the three and six months ended June 30, 2025 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $681.0 million and $752.4 million, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents available for general corporate purposes	$423,538	$270,715
Joint venture cash and cash equivalents	514,677	463,838
Cash and cash equivalents	938,215	734,553
Restricted cash	6,939	35,641
Total cash, cash equivalents and restricted cash	$945,154	$770,194
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
(6)Other Current Assets
Other current assets consist of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Capitalized contract costs	$253,602	$322,284
Other	86,533	88,746
Total other current assets	$340,135	$411,030
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs, which are primarily comprised of prepaid insurance premiums, are generally expensed to the associated contract over the period of anticipated use on the project. During the three and six months ended June 30, 2026, $42.8 million and $95.9 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and six months ended June 30, 2025, $14.5 million and $32.4 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per common share data)	2026	2025	2026	2025
Net income attributable to Tutor Perini Corporation	$65,742	$19,974	$91,438	$47,972

Weighted-average common shares outstanding, basic	52,601	52,724	52,668	52,631
Effect of dilutive RSUs and stock options	871	470	943	471
Weighted-average common shares outstanding, diluted	53,472	53,194	53,611	53,102

Net income attributable to Tutor Perini Corporation per common share:
Basic	$1.25	$0.38	$1.74	$0.91
Diluted	$1.23	$0.38	$1.71	$0.90

Anti-dilutive securities not included above	41	98	20	250
Refer to Note 19, Business Segments, for additional details on significant impacts to net income and diluted EPS.
(8)Income Taxes
The Company recognized income tax expense of $30.8 million and $47.8 million for the three and six months ended June 30, 2026, respectively. The effective income tax rate was 26.8% and 27.9% for the three and six months ended June 30, 2026, respectively. The effective income tax rate for both the three and six months ended June 30, 2026 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
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
(9)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through June 30, 2026:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2025	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2025	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2025	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of June 30, 2026	$205,143	$—	$—	$205,143
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
Intangible Assets
Intangible assets consist of the following:

	As of June 30, 2026				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(33,714)	(23,232)	12,304	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(206,159)	$(113,067)	$62,714

	As of December 31, 2025				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(32,596)	(23,232)	13,422	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(205,041)	$(113,067)	$63,832
Amortization expense related to amortizable intangible assets for the three and six months ended June 30, 2026 was $0.6 million and $1.1 million, respectively. Amortization expense related to amortizable intangible assets for the three and six months ended June 30, 2025 was $0.5 million and $1.1 million, respectively. As of June 30, 2026, future amortization expense related to amortizable intangible assets will be approximately $1.1 million for the remainder of 2026, $2.2 million per year for the years 2027 through 2030 and $2.4 million for 2031.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2025. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three and six months ended June 30, 2026 or 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(10)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025
2024 Senior Notes	$384,226	$382,017
Revolver	—	—
Equipment financing and mortgages	10,452	18,261
Other indebtedness	1,667	7,096
Total debt	396,345	407,374
Less: Current maturities	5,004	14,589
Long-term debt, net	$391,341	$392,785
The following table reconciles the outstanding debt balances to the reported debt balances as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2024 Senior Notes	$400,000	$(15,774)	$384,226	$400,000	$(17,983)	$382,017
The unamortized issuance costs related to the Revolver were $0.6 million and $0.9 million as of June 30, 2026 and December 31, 2025, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.
2026 Senior Notes
On July 2, 2026, the Company issued $400.0 million in aggregate principal amount of 6.625% Senior Notes due July 15, 2033 (the “2026 Senior Notes”) in a private placement offering. Interest on the 2026 Senior Notes is payable in arrears semi-annually in January and July of each year, beginning in January 2027.
Prior to July 15, 2029, the Company may redeem the 2026 Senior Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium described in the indenture. In addition, prior to July 15, 2029, the Company may redeem up to 40% of the original aggregate principal amount of the notes at a redemption price of 106.625% of their principal amount with the proceeds received by the Company from any offering of the Company’s equity. The Company may redeem the 2026 Senior Notes at redemption prices during the twelve-month periods beginning on July 15, 2029, July 15, 2030 and July 15, 2031 and thereafter of 103.313%, 101.656% and 100.0%, respectively, of the principal amount being redeemed. Upon a change of control, holders of the 2026 Senior Notes may require the Company to repurchase all or part of the 2026 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.
The 2026 Senior Notes are senior unsecured obligations of the Company and are guaranteed by the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s 2026 Credit Agreement (as defined below). In addition, the indenture for the 2026 Senior Notes provides for customary covenants on restricting certain payments and includes customary events of default.
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
On July 2, 2026, the proceeds of the 2026 Senior Notes, together with cash on hand, were used to redeem in full the 2024 Senior Notes. As a result, the Company will recognize debt extinguishment costs of approximately $51.4 million in the third quarter of 2026, consisting of $35.6 million for the premium described above and $15.8 million of non-cash expense for the remaining unamortized discounts and issuance costs as of the extinguishment date.
2020 Credit Agreement and 2026 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (as amended, the “2020 Credit Agreement”) with BMO Bank N.A. (f/k/a BMO Harris Bank N.A.), as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provided for a $170.0 million (which was increased to $350.0 million following the effectiveness of the amended and restated 2020 Credit Agreement on July 2, 2026, as described in further detail below) revolving credit facility (the “Revolver”), which was set to mature on August 18, 2027, with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The 2020 Credit Agreement also originally provided for a $425.0 million term loan B facility (the “Term Loan B”), which was set to mature on August 18, 2027. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
Subject to certain exceptions, at any time prior to maturity, the 2020 Credit Agreement provided the Company with the right to increase the commitments under the Revolver and/or to establish one or more term loan facilities in an aggregate amount up to (i) the greater of $173.5 million and 50% LTM EBITDA (as defined in the 2020 Credit Agreement) plus (ii) additional amounts if (A) in the case of pari passu first lien secured indebtedness, the First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement) did not exceed 1.35 to 1.00, (B) in the case of junior lien secured indebtedness, the Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) did not exceed 3.50 to 1.00 and (C) in the case of unsecured indebtedness, (x) the Total Net Leverage Ratio did not exceed 3.50 to 1.00 or (y) the Fixed Charge Coverage Ratio (as defined in the 2020 Credit Agreement) was no less than 2.00 to 1.00.
Borrowings under the 2020 Credit Agreement bore interest, at the Company’s option, at a rate equal to (i) in the case of the Revolver, following the amendment to the 2020 Credit Agreement on October 31, 2022 (as discussed below), (x) the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) (calculated with a 10 basis point credit spread adjustment for all interest periods) or (y) a base rate (determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the Adjusted Term SOFR rate for a one-month interest period plus 100 basis points) plus, in each case, (ii) an applicable margin. The margin applicable to the Revolver was between 4.25% and 4.75% for Adjusted Term SOFR and 3.25% and 3.75% for base rate, and, in each case, was based on the First Lien Net Leverage Ratio. Effective following the amendment to the 2020 Credit Agreement on October 31, 2022 (the “2022 Amendment”), the Company’s original London Interbank Offered Rate (“LIBOR”) option in respect of the Revolver was transitioned to Adjusted Term SOFR. In addition to paying interest on outstanding principal under the 2020 Credit Agreement, the Company paid a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder and paid customary letter of credit fees to the extent applicable.
Following the 2022 Amendment, the 2020 Credit Agreement required, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 2.25 to 1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter. The 2020 Credit Agreement also included certain customary representations and warranties, affirmative covenants and events of default. Subject to certain exceptions, substantially all of the Company’s existing and future material wholly-owned subsidiaries unconditionally guarantee the obligations of the Company under the 2020 Credit Agreement; additionally, subject to certain exceptions, the obligations are secured by a lien on substantially all of the assets of the Company and its subsidiaries guaranteeing these obligations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The Company had no borrowings under the Revolver during the six months ended June 30, 2026. As of June 30, 2026, the entire $170.0 million was available under the Revolver with a borrowing rate of 10.0%. The Company was in compliance with the financial covenant under the 2020 Credit Agreement for the period ended June 30, 2026.
On July 2, 2026, the Company entered into an amendment and restatement of the 2020 Credit Agreement (the “2026 Credit Agreement”) to, among other things, extend the maturity of the Revolver to July 2, 2031, increase the commitments under the Revolver from $170.0 million to $350.0 million, reduce the Adjusted Term SOFR margin to a range between 1.75% and 2.50% based on a Total Net Leverage Ratio (compared to the previous range between 4.25% and 4.75% based on a First Lien Net Leverage Ratio) and eliminate the credit spread adjustment (10 basis points), reduce the base rate margin to a range between 0.75% and 1.50% based on a Total Net Leverage Ratio (compared to the previous range between 3.25% to 3.75% based on a First Lien Net Leverage Ratio), and replace the maximum First Lien Net Leverage Ratio financial maintenance covenant (of 2.25 to 1.00) with the following two new financial maintenance covenants: 1) a maximum Total Net Leverage Ratio of 3.50 to 1.00 and 2) a minimum cash Interest Coverage Ratio of 3.00 to 1.00. In addition to paying interest on outstanding principal under the 2026 Credit Agreement, the Company pays a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder and will pay customary letter of credit fees to the extent applicable. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2026 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued.
The 2026 Credit Agreement gives the Company the right to increase the commitments under the Revolver and/or to establish one or more term loan facilities in an aggregate amount up to (i) the greater of $400 million and 100% LTM EBITDA (as defined in the 2026 Credit Agreement) (compared to the previous test of $173.5 million and 50% LTM EBITDA) plus (ii) additional amounts if (A) in the case of pari passu first lien secured indebtedness, the First Lien Net Leverage Ratio (as defined in the 2026 Credit Agreement) did not exceed 1.50 to 1.00 (compared to the previous 1.35 to 1.00), (B) in the case of junior lien secured indebtedness, the Secured Net Leverage Ratio (as defined in the 2026 Credit Agreement) did not exceed 2.00 to 1.00 (compared to the previous 3.50 to 1.00 based on Total Net Leverage Ratio) and (C) in the case of unsecured indebtedness, (x) the Total Net Leverage Ratio does not exceed 3.50 to 1.00 and (y) the Interest Coverage Ratio is a minimum of 3.00 to 1.00 (previously based on Total Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the 2020 Credit Agreement)).
The 2026 Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default. Subject to certain exceptions, substantially all of the Company’s existing and future material wholly-owned subsidiaries continue to unconditionally guarantee the obligations of the Company under the 2026 Credit Agreement; additionally, subject to certain exceptions, the obligations continue to be secured by a lien on substantially all of the assets of the Company and its subsidiaries guaranteeing these obligations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cash interest expense:
Interest on 2024 Senior Notes	$12,271	$11,875	$24,146	$23,750
Interest on Term Loan B	—	—	—	876
Interest on Revolver	—	72	—	193
Other interest	187	520	483	912
Total cash interest expense	12,458	12,467	24,629	25,731

Non-cash interest expense:(a)
Amortization of debt issuance costs on 2024 Senior Notes	1,123	982	2,209	1,930
Amortization of debt issuance costs on Revolver	139	139	279	279
Total non-cash interest expense	1,262	1,121	2,488	2,209

Total interest expense	$13,720	$13,588	$27,117	$27,940
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rate for the 2024 Senior Notes was 13.56% for the six months ended June 30, 2026.
(11)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2026, the Company’s operating leases have remaining lease terms ranging from less than one year to 12 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
The following table presents components of lease expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$4,779	$3,561	$9,397	$6,721
Short-term lease expense(a)	16,267	14,577	30,639	28,062
	21,046	18,138	40,036	34,783
Less: Sublease income	199	297	404	591
Total lease expense	$20,847	$17,841	$39,632	$34,192
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of June 30, 2026	As of December 31, 2025
Assets
Right-of-use assets	Other assets	$63,182	$58,608
Total lease assets		$63,182	$58,608
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$13,176	$11,763
Long-term lease liabilities	Other long-term liabilities	55,335	51,783
Total lease liabilities		$68,511	$63,546
Weighted-average remaining lease term		6.0 years	6.4 years
Weighted-average discount rate		8.73%	8.04%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(9,009)	$(6,218)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$11,146	$18,295
The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2026:

Year (in thousands)	Operating Leases
2026 (excluding the six months ended June 30, 2026)	$9,299
2027	17,788
2028	15,833
2029	13,315
2030	9,323
Thereafter	24,154
Total lease payments	89,712
Less: Imputed interest	21,201
Total	$68,511
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Payment was received in March and April 2026 and the case against HNTB was formally dismissed on June 8, 2026. As a result of the settlement, all matters related to the project have been resolved.
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
Litigation Against Developer
In 2020, litigation commenced in the Philadelphia Court of Common Pleas which ultimately resulted in a consolidated case of more than twenty parties, including the Developer, TPBC, trade subcontractors, designers, and others. The parties asserted claims for breach of contract and to enforce mechanics’ liens, including a mechanics’ lien filed by TPBC on behalf of itself and its trade subcontractors in the amount of approximately $119 million. Claims involving the designers were subsequently settled, with the settlement proceeds placed into escrow pending further determination regarding entitlement to those funds. The disputes among the remaining parties continued in litigation. On October 31, 2025, the court issued a ruling finding that the project’s principal defects relating to floor deflection and window installation were attributable to the contractors and not to the Developer. On February 27, 2026, the court granted the Developer’s motion to strike the mechanics’ lien filed by TPBC against the project, which TPBC is appealing. On April 10, 2026, the court issued its Findings as to Damages and Order in favor of the Developer, awarding approximately $175 million, including approximately $98 million in liquidated damages, of which approximately $60 million relates to periods extending beyond the date the hotel opened. The court also rejected the other delay-related defenses and claims asserted by TPBC. On April 23, 2026, TPBC filed a motion for reconsideration of both the liability determination and the damages award, which was denied by the court.

TPBC filed its Notice of Appeal on July 7, 2026. The anticipated grounds for appeal are expected to include challenges to: (i) the findings on the merits regarding the cause of the floor deflections; (ii) the legal standard applied in determining responsibility of the project designers retained by the Developer; (iii) the methodology used to calculate damages; (iv) the award of damages barred by the consequential damages waiver provisions of the contracts; (v) the award of liquidated damages for periods extending beyond the issuance of a certificate of occupancy; and (vi) the withholding of approximately $31 million in unpaid contract balances due to TPBC. Additionally, TPBC will appeal the trial court’s ruling as to whether the majority of the claims should have been covered under the builder’s risk insurance procured by the Developer, which provided coverage to the Developer, TPBC and its subcontractors. The Developer agreed to serve as “the sole and irrevocable agent” for submitting insurance claims. TPBC asserts that the Developer’s failure to submit timely claims to the insurance carrier constituted a material breach of its contractual obligations resulting in a waiver of otherwise insurable damages.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Litigation Involving Subcontractors
Between December 2025 and May 2026, TPBC settled with, or paid contract balances to, most of the subcontractors despite not yet collecting said contract balances from the Developer. Five subcontractors continue to assert unresolved claims that remain subject to further settlement discussions or adjudication, which has not been scheduled. In addition, a trial commenced in July 2026 related to TPBC’s claims for indemnity and contract breaches against its concrete subcontractor and its surety related to the floor deflection and window installation liability described above.

The litigation remains pending before the trial court and is expected to proceed to the appellate courts. Payment of any potential damages will only be made if the adverse verdict is upheld on appeal.

As of June 30, 2026, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s and subcontractors’ legal actions is neither probable nor remote. With respect to TPBC’s claims against the Developer and certain subcontractors, as a result of the rulings, management recognized an immaterial charge to earnings during the period. Management has continued to include an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings. To the extent new facts become known or the final recoveries or payments vary from the estimate, the impact of the change will be reflected in the financial statements at that time.
(13)Share-Based Compensation
As of June 30, 2026, there were 3,499,122 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan (the “Plan”). During the six months ended June 30, 2026 and 2025, the Company granted (1) service-based RSUs totaling 249,776 and 408,111, respectively, with weighted-average grant date fair values per unit of $76.99 and $36.50, respectively; (2) cash-settled restricted stock units (“CRSUs”) with service-based vesting conditions and payouts indexed to shares of the Company’s common stock totaling 58,510 and 381,410, respectively, with weighted-average grant date fair values per unit of $69.83 and $27.59, respectively; (3) performance-based RSUs totaling 102,760 and 151,623 with weighted-average grant date fair values per unit of $125.44 and $47.76, respectively; and (4) shares of unrestricted stock issued to its directors as part of their annual retainer totaling 21,649 and 40,710, respectively, with weighted-average grant date fair values per unit of $76.99 and $36.35, respectively. The number of performance-based RSUs granted is shown at target-level performance.
As of June 30, 2026 and December 31, 2025, the Company recognized liabilities for cash-settled performance stock units and CRSUs on the Condensed Consolidated Balance Sheets totaling approximately $105.8 million and $85.2 million, respectively. During the six months ended June 30, 2026 and 2025, the Company paid approximately $31.0 million and $11.6 million, respectively, to settle certain awards.
For the three and six months ended June 30, 2026, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $27.9 million and $57.9 million, respectively, and $55.4 million and $62.0 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the balance of unamortized share-based compensation expense was $83.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.
(14)Employee Retirement Plans
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table sets forth a summary of the net periodic benefit cost for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest cost	$940	$933	$1,880	$1,866
Service cost	171	170	342	340
Expected return on plan assets	(899)	(903)	(1,797)	(1,805)
Recognized net actuarial losses	437	414	874	828
Net periodic benefit cost	$649	$614	$1,299	$1,229
The Company contributed $0.9 million and $1.3 million, respectively, to its defined benefit pension plan during the six months ended June 30, 2026 and 2025, and does not expect to contribute any additional amounts in cash by the end of 2026, excluding any payments required to settle obligations under the plan.
Nonqualified Deferred Compensation Plan
On May 20, 2026, the Company’s Board of Directors approved the Tutor Perini Corporation Nonqualified Deferred Compensation Plan (the “NQDC Plan”). The NQDC Plan is intended to be an unfunded arrangement for eligible employees who are part of a select group of management or highly compensated employees of the Company and its subsidiaries and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

Under the NQDC Plan, eligible employees designated by the Company may defer receipt of their cash compensation, including a percentage of their salaries, annual and long-term incentive bonuses, cash-settled restricted stock units and cash-settled performance stock units.

Elective deferrals of cash compensation, which begin in July 2026, are credited to a bookkeeping account established in the name of the participant. A participant is always 100% vested in their elective cash deferrals and any earnings thereon. The Company may make discretionary contributions to the NQDC Plan for selected participants and may subject such contributions to a vesting schedule. Participants elect to receive distributions of deferred balances based on predetermined payout schedules.

Participant accounts will be credited with an investment return determined as if each account were invested in various investment alternatives made available by the NQDC Plan administrator and elected by the participant. The Company may set aside assets to fund its obligations under the NQDC Plan in a limited (“rabbi”) trust, subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. As of June 30, 2026 and December 31, 2025, the Company had no liabilities or assets related to the NQDC Plan.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026				As of December 31, 2025
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$938,215	$—	$—	$938,215	$734,553	$—	$—	$734,553
Restricted cash(a)	6,939	—	—	6,939	35,641	—	—	35,641
Restricted investments(b)	—	270,884	—	270,884	—	228,959	—	228,959
Investments in lieu of retention(c)	38,152	195,810	—	233,962	27,849	159,142	—	186,991
Total	$983,306	$466,694	$—	$1,450,000	$798,043	$388,101	$—	$1,186,144
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of June 30, 2026 and December 31, 2025, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of June 30, 2026 and December 31, 2025, and are composed of cash and cash equivalents of $38.2 million and $27.8 million, respectively, and AFS debt securities of $195.8 million and $159.1 million, respectively. The fair values of cash equivalents are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
Investments in AFS debt securities consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026				As of December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$220,835	$532	$(1,449)	$219,918	$205,584	$1,900	$(472)	$207,012
U.S. government agency securities	33,490	2	(663)	32,829	12,300	11	(329)	11,982
Municipal bonds	18,745	3	(794)	17,954	10,282	32	(534)	9,780
Corporate certificates of deposit	196	—	(13)	183	198	—	(13)	185
Total restricted investments	273,266	537	(2,919)	270,884	228,364	1,943	(1,348)	228,959

Investments in lieu of retention:
Corporate debt securities	168,592	179	(302)	168,469	140,749	844	(38)	141,555
U.S. government agency securities	4,337	—	(32)	4,305	4,337	—	(43)	4,294
Municipal bonds	23,443	195	(602)	23,036	13,349	218	(274)	13,293
Total investments in lieu of retention	196,372	374	(936)	195,810	158,435	1,062	(355)	159,142

Total AFS debt securities	$469,638	$911	$(3,855)	$466,694	$386,799	$3,005	$(1,703)	$388,101

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual AFS debt securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$132,735	$(1,383)	$10,083	$(66)	$142,818	$(1,449)
U.S. government agency securities	25,257	(322)	3,626	(341)	28,883	(663)
Municipal bonds	12,377	(228)	4,968	(566)	17,345	(794)
Corporate certificates of deposit	—	—	183	(13)	183	(13)
Total restricted investments	170,369	(1,933)	18,860	(986)	189,229	(2,919)

Investments in lieu of retention:
Corporate debt securities	107,130	(302)	—	—	107,130	(302)
U.S. government agency securities	4,306	(32)	—	—	4,306	(32)
Municipal bonds	15,173	(371)	6,061	(231)	21,234	(602)
Total investments in lieu of retention	126,609	(705)	6,061	(231)	132,670	(936)

Total AFS debt securities	$296,978	$(2,638)	$24,921	$(1,217)	$321,899	$(3,855)

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$57,673	$(221)	$20,907	$(251)	$78,580	$(472)
U.S. government agency securities	3,056	(31)	3,550	(298)	6,606	(329)
Municipal bonds	2,171	(7)	4,894	(527)	7,065	(534)
Corporate certificates of deposit	—	—	185	(13)	185	(13)
Total restricted investments	62,900	(259)	29,536	(1,089)	92,436	(1,348)

Investments in lieu of retention:
Corporate debt securities	4,796	(37)	2,982	(1)	7,778	(38)
U.S. government agency securities	4,294	(43)	—	—	4,294	(43)
Municipal bonds	11,855	(274)	—	—	11,855	(274)
Total investments in lieu of retention	20,945	(354)	2,982	(1)	23,927	(355)

Total AFS debt securities	$83,845	$(613)	$32,518	$(1,090)	$116,363	$(1,703)

The unrealized losses in AFS debt securities as of June 30, 2026 and December 31, 2025 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of June 30, 2026 and December 31, 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2025, the Company has not recognized any impairment losses in earnings during the six months ended June 30, 2026.
The amortized cost and fair value of AFS debt securities by contractual maturity as of June 30, 2026 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$136,504	$136,398
Due after one year through five years	298,842	296,952
Due after five years	34,292	33,344
Total	$469,638	$466,694
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2024 Senior Notes was $435.8 million and $444.2 million as of June 30, 2026 and December 31, 2025, respectively. The fair values of the 2024 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings approximates fair value as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, the Company had unconsolidated VIE-related current assets and noncurrent assets of $53.9 million and $6.0 million, respectively, as well as current liabilities of $76.3 million included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company had unconsolidated VIE-related current assets and noncurrent assets of $58.5 million and $6.3 million, respectively, as well as current liabilities of $70.2 million included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of June 30, 2026.
As of June 30, 2026, the Company’s Condensed Consolidated Balance Sheets included current assets and noncurrent assets of $1.1 billion and $41.0 million, respectively, as well as current liabilities and noncurrent liabilities of $671.2 million and $12.2 million, respectively, related to the operations of its consolidated VIEs. As of December 31, 2025, the Company’s Condensed Consolidated Balance Sheets included current assets and noncurrent assets of $932.1 million and $36.4 million,

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

respectively, as well as current liabilities and noncurrent liabilities of $669.0 million and $10.6 million, respectively, related to the operations of its consolidated VIEs.
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
(17)Changes in Equity
A reconciliation of the changes in equity for the three and six months ended June 30, 2026 and 2025 is provided below:

	Three Months Ended June 30, 2026
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - March 31, 2026	$52,615	$1,137,499	$55,008	$(31,023)	$50,912	$1,265,011
Net income	—	—	65,742	—	18,326	84,068
Other comprehensive loss	—	—	—	(1,110)	(369)	(1,479)
Share-based compensation	—	4,976	—	—	—	4,976
Issuance of common stock, net	91	(4,227)	—	—	—	(4,136)
Dividends	—	—	(3,329)	—	—	(3,329)
Repurchase of common stock	(137)	(2,971)	(6,924)	—	—	(10,032)
Balance - June 30, 2026	$52,569	$1,135,277	$110,497	$(32,133)	$68,869	$1,335,079

	Six Months Ended June 30, 2026
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2025	$52,791	$1,148,634	$46,443	$(29,234)	$44,028	$1,262,662
Net income	—	—	91,438	—	32,158	123,596
Other comprehensive loss	—	—	—	(2,899)	(811)	(3,710)
Share-based compensation	—	7,108	—	—	—	7,108
Issuance of common stock, net	193	(11,446)	—	—	—	(11,253)
Dividends	—	—	(6,659)	—	—	(6,659)
Repurchase of common stock	(415)	(9,019)	(20,725)	—	—	(30,159)
Contributions from noncontrolling interests	—	—	—	—	4,994	4,994
Distributions to noncontrolling interests	—	—	—	—	(11,500)	(11,500)
Balance - June 30, 2026	$52,569	$1,135,277	$110,497	$(32,133)	$68,869	$1,335,079

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
Dividends
Total dividends declared in the three and six months ended June 30, 2026 amounted to $3.3 million ($0.06 per share) and $6.7 million ($0.12 per share), respectively, including $0.2 million and $0.3 million, respectively of accrued dividend equivalent rights relating to unvested share-based awards that are payable when the awards vest.
Share Repurchases
In November 2025, the Company’s Board of Directors authorized a $200 million share repurchase program. During the three and six months ended June 30, 2026, the Company repurchased 137,374 and 414,952 shares of its common stock on the open market for $10 million and $30 million at an average price of $72.78 and $72.28 per share, respectively, under the repurchase program. As of June 30, 2026, the Company also accrued $0.2 million for applicable excise tax on share repurchases in excess of issuances. As of June 30, 2026, $170 million of the authorization was available for repurchases.

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
The components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$435	$(120)	$315	$395	$(106)	$289
Foreign currency translation adjustments	(546)	63	(483)	2,477	(333)	2,144
Unrealized gain (loss) in fair value of investments	(1,679)	368	(1,311)	1,033	(204)	829
Total other comprehensive income (loss)	(1,790)	311	(1,479)	3,905	(643)	3,262
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(369)	—	(369)	1,316	—	1,316
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(1,421)	$311	$(1,110)	$2,589	$(643)	$1,946

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$866	$(238)	$628	$808	$(217)	$591
Foreign currency translation adjustments	(1,123)	144	(979)	3,264	(451)	2,813
Unrealized gain (loss) in fair value of investments	(4,246)	887	(3,359)	2,677	(543)	2,134
Total other comprehensive income (loss)	(4,503)	793	(3,710)	6,749	(1,211)	5,538
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(811)	—	(811)	1,794	—	1,794
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$(3,692)	$793	$(2,899)	$4,955	$(1,211)	$3,744

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of March 31, 2026	$(21,750)	$(8,150)	$(1,123)	$(31,023)
Other comprehensive loss before reclassifications	—	(164)	(1,237)	(1,401)
Amounts reclassified from AOCI	315	—	(24)	291
Total other comprehensive income (loss)	315	(164)	(1,261)	(1,110)
Balance as of June 30, 2026	$(21,435)	$(8,314)	$(2,384)	$(32,133)
Attributable to Noncontrolling Interests:
Balance as of March 31, 2026	$—	$(1,427)	$42	$(1,385)
Other comprehensive loss	—	(319)	(50)	(369)
Balance as of June 30, 2026	$—	$(1,746)	$(8)	$(1,754)

	Six Months Ended June 30, 2026
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2025	$(22,063)	$(7,930)	$759	$(29,234)
Other comprehensive loss before reclassifications	—	(384)	(3,106)	(3,490)
Amounts reclassified from AOCI	628	—	(37)	591
Total other comprehensive income (loss)	628	(384)	(3,143)	(2,899)
Balance as of June 30, 2026	$(21,435)	$(8,314)	$(2,384)	$(32,133)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2025	$—	$(1,151)	$208	$(943)
Other comprehensive loss	—	(595)	(216)	(811)
Balance as of June 30, 2026	$—	$(1,746)	$(8)	$(1,754)

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
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Component of AOCI:
Defined benefit pension plan adjustments(a)	$435	$395	$866	$808
Income tax benefit(b)	(120)	(106)	(238)	(217)
Net of tax	$315	$289	$628	$591

Unrealized gain in fair value of investment adjustments(a)	$(30)	$—	$(47)	$(23)
Income tax expense(b)	6	—	10	5
Net of tax	$(24)	$—	$(37)	$(18)
___________________________________________________________________________________________________
(a)Amounts included in other income, net on the Condensed Consolidated Statements of Operations.
(b)Amounts included in income tax expense on the Condensed Consolidated Statements of Operations.

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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and six months ended June 30, 2026 and 2025:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate	Consolidated Total
Three Months Ended June 30, 2026
Total revenue	$880,946	$606,788	$261,327	$1,749,061		$—	$1,749,061
Elimination of intersegment revenue	(64,792)	(47,222)	—	(112,014)		—	(112,014)
Revenue from external customers	$816,154	$559,566	$261,327	$1,637,047		$—	$1,637,047
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$667,566	$514,878	$241,255	$1,423,699		$2,070	$1,425,769
General and administrative expenses(a)	24,060	13,410	14,351	51,821		41,722	93,543
Income (loss) from construction operations	$124,528	$31,278	$5,721	$161,527		$(43,792)	$117,735
Capital expenditures	$21,683	$98	$1,609	$23,390		$10,288	$33,678
Depreciation and amortization(b)	$8,693	$533	$673	$9,899		$317	$10,216

Three Months Ended June 30, 2025
Total revenue	$784,615	$486,035	$177,412	$1,448,062		$—	$1,448,062
Elimination of intersegment revenue	(50,428)	(23,953)	—	(74,381)		—	(74,381)
Revenue from external customers	$734,187	$462,082	$177,412	$1,373,681		$—	$1,373,681
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$570,117	$426,592	$180,942	$1,177,651		$35	$1,177,686
General and administrative expenses(a)	23,955	13,040	14,486	51,481		68,084	119,565
Income (loss) from construction operations	$140,115	$22,450	$(18,016)	$144,549	(c)	$(68,119)	$76,430
Capital expenditures	$24,558	$522	$1,260	$26,340		$496	$26,836
Depreciation and amortization(b)	$11,078	$543	$671	$12,292		$609	$12,901
____________________________________________________________________________________________________
(a)General and administrative expenses for the three months ended June 30, 2026 and 2025 included share-based compensation expense of $27.9 million ($27.3 million after tax, or $0.51 per diluted share) and $55.4 million ($55.1 million after tax, or $1.04 per diluted share), respectively.
(b)Depreciation and amortization is included in income (loss) from construction operations.
(c)During the three months ended June 30, 2025, the Company’s income (loss) from construction operations was impacted by favorable adjustments totaling $28.0 million ($20.3 million after tax, or $0.38 per diluted share) due to the settlement of certain change orders, as well as changes in estimates due to improved performance on a Civil segment mass-transit project in the Midwest.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate	Consolidated Total
Six Months Ended June 30, 2026
Total revenue	$1,625,762	$1,104,925	$480,058	$3,210,745		$—	$3,210,745
Elimination of intersegment revenue	(111,881)	(72,359)	—	(184,240)		—	(184,240)
Revenue from external customers	$1,513,881	$1,032,566	$480,058	$3,026,505		$—	$3,026,505
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$1,256,220	$957,909	$444,395	$2,658,524		$2,070	$2,660,594
General and administrative expenses(a)	45,404	27,035	29,375	101,814		87,180	188,994
Income (loss) from construction operations	$212,257	$47,622	$6,288	$266,167	(b)	$(89,250)	$176,917
Capital expenditures	$37,144	$471	$2,759	$40,374		$11,298	$51,672
Depreciation and amortization(c)	$18,726	$1,052	$1,275	$21,053		$634	$21,687

Six Months Ended June 30, 2025
Total revenue	$1,429,618	$974,359	$354,220	$2,758,197		$—	$2,758,197
Elimination of intersegment revenue	(85,390)	(52,493)	—	(137,883)		—	(137,883)
Revenue from external customers	$1,344,228	$921,866	$354,220	$2,620,314		$—	$2,620,314
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$1,078,890	$862,880	$348,113	$2,289,883		$35	$2,289,918
General and administrative expenses(a)	45,623	26,077	31,234	102,934		85,707	188,641
Income (loss) from construction operations	$219,715	$32,909	$(25,127)	$227,497	(d)	$(85,742)	$141,755
Capital expenditures	$51,408	$1,538	$2,100	$55,046		$1,894	$56,940
Depreciation and amortization(c)	$21,768	$1,070	$1,275	$24,113		$1,362	$25,475
____________________________________________________________________________________________________
(a)General and administrative expenses for the six months ended June 30, 2026 and 2025 included share-based compensation expense of $57.9 million ($56.9 million after tax, or $1.06 per diluted share) and $62.0 million ($61.5 million after tax, or $1.16 per diluted share), respectively.
(b)During the six months ended June 30, 2026, the Company’s income (loss) from construction operations was impacted by an unfavorable adjustment of $16.4 million ($12.3 million attributable to the Company and $8.9 million after tax, or $0.17 per diluted share) on a Civil segment mass-transit project in California primarily due to changes in estimates resulting from ongoing negotiations of change orders with the owner and subcontractors, as well as other temporary impacts related to unapproved change orders.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the six months ended June 30, 2025, the Company’s income (loss) from construction operations was impacted by favorable adjustments totaling $28.0 million ($20.3 million after tax, or $0.38 per diluted share) due to the settlement of certain change orders, as well as changes in estimates due to improved performance on a Civil segment mass-transit project in the Midwest.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Total assets by segment were as follows:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Civil	$4,817,318	$4,348,288
Building	1,419,946	1,354,282
Specialty Contractors	480,665	397,750
Corporate and other(a)	(1,356,787)	(939,898)
Total assets	$5,361,142	$5,160,422
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Geographic Information
Information concerning principal geographic areas is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue:
United States	$1,486,493	$1,233,387	$2,753,463	$2,341,093
Foreign and U.S. territories	150,554	140,294	273,042	279,221
Total revenue	$1,637,047	$1,373,681	$3,026,505	$2,620,314

(in thousands)	As of June 30, 2026	As of December 31, 2025
Assets:
United States	$4,743,863	$4,604,866
Foreign and U.S. territories	617,279	555,556
Total assets	$5,361,142	$5,160,422

Major Customers

Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 10.2% and 11.6% of the Company’s consolidated revenue for the three and six months ended June 30, 2026, respectively, and 15.3% and 15.4% of the Company’s consolidated revenue for the three and six months ended June 30, 2025, respectively. Revenue from an additional customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 14.4% and 13.5% of the Company’s consolidated revenue for the three and six months ended June 30, 2026, respectively, and 10.2% of the Company’s consolidated revenue for the six months ended June 30, 2025.
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Income from construction operations	$117,735	$76,430	$176,917	$141,755
Other income, net	10,833	6,204	21,559	10,892
Interest expense	(13,720)	(13,588)	(27,117)	(27,940)
Income before income taxes	$114,848	$69,046	$171,359	$124,707

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of June 30, 2026 and the results of our operations for the three and six months ended June 30, 2026 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2025, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2025 and in Part II, Item 1A below.
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
Executive Overview
Operating Results
Consolidated revenue for the three and six months ended June 30, 2026 was $1.6 billion and $3.0 billion, up 19.2% and 15.5% respectively, compared to $1.4 billion and $2.6 billion for the same periods in 2025. The Company's revenue for the second quarter of 2026 was the highest of any quarter ever, and revenue for the first six months of 2026 also set a new record for the first half of any year. The Civil segment's revenue also set records for these same periods. The Company experienced strong growth across all three segments in the second quarter and through the first six months of 2026 compared to the same periods last year, primarily driven by increased project execution activities on certain newer, larger and higher-margin projects that have significant scope of work remaining. These projects are in the early stages and are expected to ramp up substantially over the next few years.
Income from construction operations for the three months ended June 30, 2026 was a record $117.7 million, up 54.0% compared to $76.4 million for the same period in 2025, and the highest result of any quarter ever. The substantial increase was primarily driven by contributions associated with the increased project execution activities discussed above, as well as a significant decrease of $27.5 million in share-based compensation expense compared to the same period of 2025. The decrease in share-based compensation expense was primarily due to the absence of certain liability-classified awards that vested at the end of 2025.
Income from construction operations for the six months ended June 30, 2026 was a record $176.9 million, up 24.8% compared to $141.8 million for the same period in 2025. The increase was primarily driven by contributions associated with the increased project execution activities discussed above.
Income tax expense was $30.8 million and $47.8 million for the three and six months ended June 30, 2026, respectively, compared to $22.0 million and $34.9 million for the same periods in 2025. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Diluted earnings per common share for the three and six months ended June 30, 2026 was $1.23 and $1.71, respectively, compared to $0.38 and $0.90 for the same periods in 2025. Adjusted diluted earnings per common share, which is a non-GAAP financial measure and excludes share-based compensation expense (and the associated tax benefit), for the three and six months ended June 30, 2026 was $1.74 and $2.77, respectively, compared to $1.41 and $2.06 for the same periods in 2025. The strong increase in diluted earnings per common share for both periods was primarily due to the factors discussed above that resulted in the change in income from construction operations. The strong increase in adjusted diluted earnings per common share reflects the same factors discussed above, excluding the impact of share-based compensation expense. Refer to the Non-GAAP Financial Measures section below for further information and a reconciliation of the Company's financial results reported under generally accepted accounting principles in the United States (“GAAP”) to the reported adjusted results.

As discussed further in Liquidity and Capital Resources below, as of July 2, 2026, the Company completed the refinancing of its senior notes and entered into an amendment and restatement of its existing revolving credit facility, which, among other things, extended debt maturities, is expected to significantly reduce future interest expense, more than doubles the size of its available revolving credit facility and provides for meaningfully improved terms.
Consolidated new awards for the three and six months ended June 30, 2026 totaled $1.7 billion and $2.3 billion, respectively, compared to $3.1 billion and $5.0 billion for the same periods in 2025. The decrease was merely due to the timing of project awards, as the Company continues to see strong customer demand and a robust pipeline of bidding opportunities across its end markets. The Civil segment was the primary contributor to the new awards activity in the second quarter of 2026. The most significant new awards and contract adjustments in the second quarter of 2026 included a $652 million military facilities project in Guam; two military facility projects in Alaska collectively valued at $143 million; $130 million of additional funding for a healthcare facility project in Texas; a $114 million education facility project in Mississippi; and a $106 million bridge project in Minnesota. The Company has been successful in winning its share of major new project opportunities over the past several years due to a combination of its strategic bidding approach and favorable market dynamics, including limited competition in select markets for some of the larger projects. This environment, which is supported by strong public funding and demand, has allowed the Company to differentiate itself and deliver compelling proposals that align with the customer’s goals and expectations. The Company expects that this environment will continue for the foreseeable future.
Consolidated backlog as of June 30, 2026 was $19.9 billion, up slightly compared to $19.8 billion at the end of the first quarter of 2026, and down 6% compared to $21.1 billion at the end of the second quarter of 2025. As of June 30, 2026, the mix of backlog by segment was approximately 50% for Civil, 35% for Building and 15% for Specialty Contractors.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2025 to June 30, 2026:

(in millions)	Backlog at December 31, 2025	New Awards(a)	Revenue Recognized	Backlog at June 30, 2026(b)
Civil	$10,153.7	$1,194.3	$(1,513.9)	$9,834.1
Building	7,333.4	702.5	(1,032.5)	7,003.4
Specialty Contractors	3,072.7	431.0	(480.1)	3,023.6
Total	$20,559.8	$2,327.8	$(3,026.5)	$19,861.1
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
With respect to potential concerns regarding the U.S. government’s scrutiny of federal funding for certain projects, as well as varying tariff policies that have been and may continue to be implemented, the Company does not anticipate any significant impacts to its business related to these factors. Most of the Company’s major projects are funded at the state or local level, or with some combination of federal, state and local funding. For projects that are wholly or partially funded with federal dollars, the funding for those projects has already been committed and/or those projects are strategically important to the United States. Despite this, there have been, and there may in the future be, occasions where even previously authorized and committed funding is withheld by the government, which could delay the progress of certain projects or the awards of new projects. The Company does not anticipate any material adverse impacts to its financial results as the result of such temporary project delays.

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
The outlook for the Company’s revenue growth over the next several years remains highly favorable due to strong new award bookings of large, long-duration projects over the past several years, as well as other new awards that are expected to be booked in the future. The Company continues to have significant project bidding opportunities this year and beyond, particularly in the Indo-Pacific region, as well as in California, the Midwest, and the Northeast, and remains well positioned to continue winning its share of new projects. Overall, the Company's pipeline of potential projects over the next three to four years totals more than $200 billion, which is approximately three times larger than the pipeline from just a couple of years ago. Many of these prospects are expected to bid over the next one to two years. Furthermore, the Company has certain building projects, mostly in the healthcare, education, and hospitality and gaming sectors, that are in the preconstruction phase. These projects are expected to transition from preconstruction to construction over the next few years, and they include a large, multi-billion-dollar healthcare project in California that is anticipated to be incrementally added to backlog over the next two years. Many of the Company’s newer projects are design-build projects that have an initial six- to eighteen-month design phase during which smaller revenue and earnings are generated prior to the start of a multi-year construction phase that generates substantially larger revenue and earnings. We anticipate that we will continue to win our share of significant new project awards resulting from long-term, well-funded capital spending plans by various state, local and federal customers, as well as limited competition for many of the larger project opportunities.
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
The Bipartisan Infrastructure Law was enacted into law in November 2021 and provided for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The Bipartisan Infrastructure Law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the 10 years from its enactment through 2031, and much of it is allocated for investment in end markets that are directly aligned with our market focus. Accordingly, we believe that this significant funding has benefited, and will continue to favorably impact, our current work and prospective opportunities over the next several years. While the current funding window for the Bipartisan Infrastructure Law closes on September 30, 2026, we believe that Congress recognizes the long-term nature of infrastructure projects. Congress is currently engaged in the legislative process to secure future funding beyond that date through the BUILD America 250 Act (H.R. 8870), a major $580 billion bipartisan surface transportation reauthorization bill. The final amount and composition of future funding from this bill is yet to be determined. Overall, our major projects are less reliant on federal funding provided by the Bipartisan Infrastructure Law (and its successors) than on the more substantial state and local funding that has historically supported, and is expected to continue supporting, such projects. In addition, various existing projects and future project opportunities in Guam and the Indo-Pacific region are being funded by the U.S. government’s Pacific Deterrence Initiative, which provides substantial multi-year funding to support significant improvements that enhance the U.S. military’s infrastructure and readiness. Finally, there are various large infrastructure projects across the U.S. for which future funding may be provided, in part or entirely, through public-private partnership (P3) arrangements, which would include mostly private capital investments.

For a more detailed discussion of the operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Non-GAAP Financial Measures
To supplement our unaudited Condensed Consolidated Financial Statements presented under GAAP, we are presenting certain non-GAAP financial measures. These non-GAAP financial measures exclude items that are not reflective of ongoing business operations, including share-based compensation expense for the three and six months ended June 30, 2026 and 2025 (as well as the associated tax benefit), and for the second half of 2026, adjustments will also include certain pension settlement, debt extinguishment and refinancing costs (as well as the associated tax impacts). These non-GAAP financial measures are intended to provide additional insights that facilitate the comparison of our past and present performance, and they are among the indicators management uses to assess the Company’s financial performance and to forecast future performance. By presenting these non-GAAP financial measures, we aim to provide investors and stakeholders with a clearer understanding of our operating results and enhance transparency with respect to the key financial metrics used by our management in its financial and operational decision-making.
These non-GAAP financial measures consist of adjusted net income attributable to the Company and adjusted diluted earnings per share. We exclude share-based compensation expense because this expense could result in significant volatility in our reported earnings, driven primarily by fluctuations in the expense recognized for certain long-term incentive compensation awards with payouts that are indexed to the Company’s common stock. By adjusting for share-based compensation, our non-GAAP measures present a supplemental depiction of our operational performance and financial health. This approach allows stakeholders to focus on our core operational efficiency and profitability without the variable impact to earnings caused by significant changes in our stock price. Our non-GAAP measures are intended to offer a consistent basis for evaluating the Company’s performance, which management believes is meaningful to stakeholders.
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
Reconciliations of these non-GAAP financial measures are found in the table below:

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share amounts)	2026	2025	2026	2025
Net income attributable to Tutor Perini Corporation, as reported	$65.7	$20.0	$91.4	$48.0
Plus: Share-based compensation expense(a)	27.9	55.4	57.9	62.0
Less: Tax benefit provided on share-based compensation expense	(0.6)	(0.3)	(1.0)	(0.5)
Adjusted net income attributable to Tutor Perini Corporation	$93.0	$75.1	$148.3	$109.5

Diluted earnings per common share, as reported	$1.23	$0.38	$1.71	$0.90
Plus: Share-based compensation expense impact per diluted share	0.52	1.04	1.08	1.17
Less: Tax benefit provided on share-based compensation expense per diluted share	(0.01)	(0.01)	(0.02)	(0.01)
Adjusted diluted earnings per common share	$1.74	$1.41	$2.77	$2.06
___________________________________________________________________________________________________
(a)The amount represents share-based compensation expense recorded during the three and six months ended June 30, 2026 and 2025. This includes expense associated with certain long-term incentive compensation awards that have payouts indexed to the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period have caused and could continue to cause significant fluctuations in the reported expense.

Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue	$816.2	$734.2	$1,513.9	$1,344.2
Income from construction operations	124.5	140.1	212.3	219.7
Revenue for the three and six months ended June 30, 2026 set all-time records for each respective period and increased 11.2% and 12.6%, respectively, compared to the same periods in 2025. For both periods of 2026, the growth was primarily due to increased project execution activities on two large mass-transit projects and a tunneling project in the Northeast, all of which have substantial scope of work remaining.
Income from construction operations for the three months ended June 30, 2026 was $124.5 million compared to $140.1 million for the same period in 2025. The decrease for the second quarter of 2026 was primarily due to the absence of a prior-year favorable adjustment of $28.0 million related to the settlement of certain change orders, as well as changes in estimates due to improved performance on a mass-transit project in the Midwest. The decrease was mostly offset by contributions associated with the increased current-year project execution activities discussed above.
Income from construction operations for the six months ended June 30, 2026 was $212.3 million compared to $219.7 million for the same period in 2025. The six-month period of 2026 was impacted by the same factors discussed above for the second quarter of 2026, including strong contributions associated with the aforementioned increased project execution activities. The first six months of 2026 was also impacted by an unfavorable adjustment of $16.4 million in the first quarter of 2026 on a mass-transit project in California, primarily due to changes in estimates resulting from ongoing negotiations of change orders with the owner and subcontractors, as well as other temporary impacts related to unapproved change orders.
Operating margin was 15.3% and 14.0%, respectively, for the three and six months ended June 30, 2026 compared to 19.1% and 16.3% for the same periods in 2025. The change in operating margins was principally due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards and contract adjustments in the Civil segment totaled $1.0 billion and $1.2 billion for the three and six months ended June 30, 2026, respectively, compared to $2.2 billion and $3.7 billion for the same periods in 2025. The most significant new awards and contract adjustments in the second quarter of 2026 included a $652 million military facilities project in Guam and a $106 million bridge project in Minnesota. The most significant new awards and contract adjustments in the second quarter of 2025 included the $1.87 billion Midtown Bus Terminal Replacement - Phase 1 project in New York; two civil works projects in the Midwest collectively valued at $127 million; and $90 million of additional funding for a mass-transit project in California.
Backlog for the Civil segment was $9.8 billion as of June 30, 2026, down 11.9% compared to $11.2 billion as of June 30, 2025. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, and supported by substantial anticipated funding from various voter-approved state and local transportation measures, the Bipartisan Infrastructure Law, and by public agencies’ long-term spending plans. We believe that the Civil segment is well-positioned to continue capturing its share of these prospective projects later this year and over the next several years, with the majority of near-term opportunities in the Indo-Pacific region, as well as in California, the Midwest, and the Northeast.
Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue	$559.6	$462.1	$1,032.5	$921.9
Income from construction operations	31.3	22.5	47.6	32.9

Revenue for the three and six months ended June 30, 2026 increased 21.1% and 12.0%, respectively, compared to the same periods in 2025. For both periods of 2026, the growth was primarily due to increased project execution activities on two large detention facility projects in New York and a large healthcare facility project in California, all of which have significant scope of work remaining.
Income from construction operations for the three and six months ended June 30, 2026 was $31.3 million and $47.6 million, up 39.3% and 44.7% respectively, compared to $22.5 million and $32.9 million for the same periods in 2025. The strong increase for both periods of 2026 was primarily due to higher-margin contributions related to the increased project execution activities discussed above.
Operating margin was 5.6% and 4.6% for the three and six months ended June 30, 2026, respectively, compared to 4.9% and 3.6% for the same periods in 2025. The increased operating margins were principally due to the above-mentioned factors that drove the increase in income from construction operations.
New awards and contract adjustments in the Building segment totaled $350.5 million and $702.5 million for the three and six months ended June 30, 2026, respectively, compared to $664.0 million and $806.1 million for the same periods in 2025. The most significant new awards and contract adjustments in the second quarter of 2026 included two military facility projects in Alaska collectively valued at $143 million and a $114 million education facility project in Mississippi.
Backlog for the Building segment was $7.0 billion as of June 30, 2026 compared to $6.9 billion as of June 30, 2025. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets, including healthcare, education, transportation, industrial/manufacturing, and hospitality and gaming. In addition, there are certain healthcare, education, and hospitality and gaming projects underway that are in the preconstruction phase, with only a small portion of their full anticipated value included in our reported backlog. These projects are expected to transition from preconstruction to construction over the next few years, and they include a large, multi-billion-dollar healthcare project in California that is anticipated to be incrementally added to backlog over the next two years.
Specialty Contractors Segment
Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue	$261.3	$177.4	$480.1	$354.2
Income (loss) from construction operations	5.7	(18.0)	6.3	(25.1)
Revenue for the three and six months ended June 30, 2026 increased 47.3% and 35.5%, respectively, compared to the same periods in 2025. The strong growth for both periods of 2026 was primarily due to increased project execution activities on various newer projects across diverse end markets, including the segment’s role in supporting the electrical and mechanical components of several of the Company's newer megaprojects and a healthcare facility in Texas. Many of these projects are in the early stages and are expected to ramp up substantially over the next few years.
Income from construction operations for the three and six months ended June 30, 2026 was $5.7 million and $6.3 million, respectively, compared to a loss from construction operations of $18.0 million and $25.1 million for the same periods of 2025. The significant improvement for both periods of 2026 was primarily due to contributions related to the increased project execution activities discussed above, as well as the absence of certain prior-year unfavorable adjustments totaling $14.6 million related to the settlement of certain legacy claims in the Northeast in the second quarter of 2025, none of which were individually material.
Operating margin was 2.2% and 1.3% for the three and six months ended June 30, 2026, respectively, compared to (10.2)% and (7.1)% for the same periods in 2025. The operating margin improvements were principally due to the aforementioned factors that drove the increases in revenue and income (loss) from construction operations.
New awards and contract adjustments in the Specialty Contractors segment totaled $309.8 million and $431.0 million for the three and six months ended June 30, 2026, respectively, compared to $181.0 million and $547.7 million for the same periods in 2025. The most significant new awards and contract adjustments in the second quarter of 2026 included $130 million of additional funding for a healthcare facility project in Texas.

Backlog for the Specialty Contractors segment was $3.0 billion as of June 30, 2026, level with $3.0 billion as of June 30, 2025. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. Approximately two-thirds of the segment’s backlog represents electrical and mechanical projects that are being performed for the Civil and Building segments. We believe that the segment remains well-positioned to continue capturing its share of other new projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $41.7 million and $87.2 million during the three and six months ended June 30, 2026, respectively, compared to $68.1 million and $85.7 million for the same periods in 2025. The decrease in corporate general and administrative expenses in the second quarter of 2026 compared to 2025 was primarily due to lower share-based compensation expense. The decrease in share-based compensation expense was primarily driven by the absence of certain liability-classified awards that vested at the end of 2025. Liability-classified awards are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings. The Company currently projects a decrease in share-based compensation expense over the remainder of 2026 as compared to 2025, and a much more significant decrease in 2027 as certain such awards have vested and most of the remaining liability-classified awards will vest by the end of 2026. After the Company’s shareholders approved additional shares under the Plan in May 2025, the Company stopped awarding liability-classified, long-term incentive compensation awards, which will help to reduce future earnings volatility.
Other Income, Net, Interest Expense and Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Other income, net	$10.8	$6.2	$21.6	$10.9
Interest expense	(13.7)	(13.6)	(27.1)	(27.9)
Income tax expense	(30.8)	(22.0)	(47.8)	(34.9)
Other income, net, for the three and six months ended June 30, 2026 increased $4.6 million and $10.7 million, respectively, compared to the same periods in 2025.
Interest expense for the three and six months ended June 30, 2026 increased $0.1 million and decreased $0.8 million, respectively, compared to the same periods in 2025. As a result of the refinancing of its senior notes completed on July 2, 2026, discussed further in Liquidity and Capital Resources below, the Company expects annualized cash interest expense savings of $21.0 million.
The Company recognized income tax expense of $30.8 million and $47.8 million for the three and six months ended June 30, 2026 resulting in an effective income tax rate of 26.8% and 27.9%, respectively. The effective income tax rate for the three and six months ended June 30, 2026 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
The Company recognized income tax expense of $22.0 million and $34.9 million for the three and six months ended June 30, 2025 resulting in an effective income tax rate of 31.8% and 28.0%, respectively. The effective income tax rate for the three and six months ended June 30, 2025 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.

Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We have a committed line of credit totaling $170.0 million as of June 30, 2026 (increased to $350.0 million effective July 2, 2026, as discussed further below in Debt), which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of June 30, 2026, will be sufficient to fund working capital needs, dividends, share repurchases, and debt maturities for the next 12 months and beyond. We generated a record amount of operating cash in the first six months of 2026, as discussed below in Cash and Working Capital. We expect strong operating cash flow to continue in the second half of 2026 and beyond, both from project execution activities and the resolution of outstanding claims and change orders. In addition, over the next two years we expect to continue to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes. We also explore repayments or refinancings of our outstanding indebtedness and share repurchases from time to time based on our cash needs, credit strength and market conditions.
As discussed further in Debt below, as of July 2, 2026, we completed the refinancing of our senior notes and entered into an amendment and restatement of our existing revolving credit facility, which, among other things, extends debt maturities, is expected to significantly reduce future interest expense, more than doubles the size of our available revolving credit facility and provides for meaningfully improved terms.
Cash and Working Capital
Cash and cash equivalents were $938.2 million as of June 30, 2026 compared to $734.6 million as of December 31, 2025. Cash immediately available for general corporate purposes was $423.5 million and $270.7 million as of June 30, 2026 and December 31, 2025, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $277.8 million as of June 30, 2026 compared to $264.6 million as of December 31, 2025. Restricted cash and restricted investments at June 30, 2026 were primarily held to secure insurance-related contingent obligations and deposits.
During the six months ended June 30, 2026, net cash provided by operating activities was $334.1 million, the largest result for the first six months of any year. The record operating cash flow for the first six months of 2026 was driven by higher volume and strong execution and collections on profitable projects. During the six months ended June 30, 2025, net cash provided by operating activities was $285.3 million. The net cash provided by operating activities for the 2025 period was primarily due to advanced payments on newer projects for mobilization and other initial project costs and collections related to dispute resolutions.
Cash flow from operating activities for the first six months of 2026 increased $48.9 million compared to the same period in 2025. The increase in cash flow from operating activities for the first six months of 2026 compared to 2025 primarily reflects a larger decrease in net project working capital in the current period compared to the prior-year period, as well as higher cash provided by earnings sources in the 2026 period. The decrease in net project working capital in the 2026 period was primarily due to current-year decreases in accounts receivable and other current assets compared to increases last year, partially offset by a smaller current-year increase in billings in excess of costs and estimated earnings compared to the prior-year period and a slight increase in costs and estimated earnings in excess of billings in the current-year period compared to a decrease last year.
Net cash used in investing activities during the first six months of 2026 was $91.7 million primarily due to the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $51.7 million and net cash used in investment transactions of $44.2 million. Net cash used in investing activities during the first six months of 2025 was $67.7 million primarily due to the acquisition of property and equipment for projects totaling $56.9 million and other net cash used in investment transactions of $15.0 million.
Net cash used in financing activities was $67.5 million for the first six months of 2026, which was primarily driven by payments of $30.0 million for the repurchase of common stock and $13.2 million for the repayment of debt. Net cash used in financing activities was $134.7 million for the first six months of 2025, which was primarily driven by a $116.7 million net repayment of debt.
At June 30, 2026, we had working capital of $1.0 billion, a ratio of current assets to current liabilities of 1.29 and a ratio of debt to equity of 0.30, compared to working capital of $0.9 billion, a ratio of current assets to current liabilities of 1.27 and a ratio of debt to equity of 0.32 at December 31, 2025.

Debt
2026 Senior Notes Issuance and 2024 Senior Notes Redemption
On July 2, 2026, the Company issued $400.0 million in aggregate principal amount of 6.625% Senior Notes due July 15, 2033 (the “2026 Senior Notes”) in a private placement offering. Interest on the 2026 Senior Notes is payable in arrears semi-annually in January and July of each year, beginning in January 2027.
Prior to July 15, 2029, the Company may redeem the 2026 Senior Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium described in the indenture. In addition, prior to July 15, 2029, the Company may redeem up to 40% of the original aggregate principal amount of the notes at a redemption price of 106.625% of their principal amount with the proceeds received by the Company from any offering of the Company’s equity. The Company may redeem the 2026 Senior Notes at redemption prices during the twelve-month periods beginning on July 15, 2029, July 15, 2030 and July 15, 2031 and thereafter of 103.313%, 101.656% and 100.0%, respectively, of the principal amount being redeemed. Upon a change of control, holders of the 2026 Senior Notes may require the Company to repurchase all or part of the 2026 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.
The 2026 Senior Notes are senior unsecured obligations of the Company and are guaranteed by the Company’s existing and future subsidiaries that also guarantee obligations under the Company’s 2026 Credit Agreement, as defined below. In addition, the indenture for the 2026 Senior Notes provides for customary covenants on restricting certain payments and includes customary events of default.
On July 2, 2026, the proceeds of the 2026 Senior Notes, together with cash on hand, were used to redeem in full the 2024 Senior Notes. As a result, the Company will recognize debt extinguishment costs of approximately $51.4 million in the third quarter of 2026, consisting of $35.6 million for the redemption premium and $15.8 million of non-cash expense for the remaining unamortized discounts and issuance costs as of the extinguishment date. These debt extinguishment costs will be excluded from the Company’s adjusted diluted earnings per share, as discussed above in Non-GAAP Financial Measures.
2020 Credit Agreement and 2026 Credit Agreement
On August 18, 2020, the Company entered into a credit agreement (as amended, the “2020 Credit Agreement”) with BMO Bank N.A. (f/k/a BMO Harris Bank N.A.), as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders. The 2020 Credit Agreement provided for a $170.0 million (which was increased to $350.0 million following the effectiveness of the 2026 Credit Agreement on July 2, 2026, as described in further detail below) revolving credit facility (the “Revolver”), which was set to mature on August 18, 2027, with sub-limits for the issuance of letters of credit and swing line loans up to the aggregate amounts of $75.0 million and $10.0 million, respectively. The 2020 Credit Agreement also originally provided for a $425.0 million term loan B facility (the “Term Loan B”), which was set to mature on August 18, 2027. During the first quarter of 2025, the Company voluntarily repaid the remaining $121.9 million outstanding balance of the Term Loan B.
Subject to certain exceptions, at any time prior to maturity, the 2020 Credit Agreement provided the Company with the right to increase the commitments under the Revolver and/or to establish one or more term loan facilities in an aggregate amount up to (i) the greater of $173.5 million and 50% LTM EBITDA (as defined in the 2020 Credit Agreement) plus (ii) additional amounts if (A) in the case of pari passu first lien secured indebtedness, the First Lien Net Leverage Ratio (as defined in the 2020 Credit Agreement) did not exceed 1.35 to 1.00, (B) in the case of junior lien secured indebtedness, the Total Net Leverage Ratio (as defined in the 2020 Credit Agreement) did not exceed 3.50 to 1.00, and (C) in the case of unsecured indebtedness, (x) the Total Net Leverage Ratio did not exceed 3.50 to 1.00 or (y) the Fixed Charge Coverage Ratio (as defined in the 2020 Credit Agreement) was no less than 2.00 to 1.00. The balances of indebtedness used in the calculations of the First Lien Net Leverage Ratio and the Total Net Leverage Ratio included offsets for cash and cash equivalents available for general corporate purposes.
As of June 30, 2026, the Revolver had unused available borrowing capacity of $170.0 million, and the outstanding balance of the 2024 Senior Notes was $400.0 million.
Borrowings under the 2020 Credit Agreement bore interest at variable rates, which have increased since the latter part of 2022 due to changes in market conditions that resulted in increases in the Secured Overnight Financing Rate (“SOFR”) and the administrative agent’s prime lending rate. The Company had no borrowings under the Revolver during the six months ended June 30, 2026. At June 30, 2026, the borrowing rate on the Revolver was 10.0%.

The table below presents our actual and required First Lien Net Leverage ratio under the 2020 Credit Agreement for the period, which is calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
June 30, 2026
	Actual	Required
First lien net leverage ratio	(1.05) to 1.00(a)	≤ 2.25 to 1.00
____________________________________________________________________________________________________
(a) The ratio was negative because the Company’s cash and cash equivalents available for general corporate purposes exceeded secured Indebtedness, resulting in negative First Lien Net Indebtedness, both as defined in the 2020 Credit Agreement.
As of June 30, 2026, we were in compliance with the covenants under the 2020 Credit Agreement. As discussed below, effective July 2, 2026, this covenant was replaced with two new financial maintenance covenants. The Company is currently in compliance with these covenants and expects to remain in compliance.
On July 2, 2026, the Company entered into an amendment and restatement to the 2020 Credit Agreement (the “2026 Credit Agreement”) to, among other things, extend the maturity of the Revolver to July 2, 2031, increase the commitments under the Revolver from $170.0 million to $350.0 million, reduce the Adjusted Term SOFR margin to a range between 1.75% and 2.50% based on a Total Net Leverage Ratio (compared to the previous range between 4.25% and 4.75% based on a First Lien Net Leverage Ratio) and eliminate the credit spread adjustment (10 basis points), reduce the base rate margin to a range between 0.75% and 1.50% based on a Total Net Leverage Ratio (compared to the previous range between 3.25% to 3.75% based on a First Lien Net Leverage Ratio), and replace the maximum First Lien Net Leverage Ratio financial maintenance covenant (of 2.25 to 1.00) with the following two new financial maintenance covenants: 1) a maximum Total Net Leverage Ratio of 3.50 to 1.00 and 2) a minimum cash Interest Coverage Ratio of 3.00 to 1.00. For more information regarding the terms of our 2020 Credit Agreement and our 2026 Credit Agreement, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements. The table below presents our actual and required financial maintenance covenants as of June 30, 2026 under the 2026 Credit Agreement, which are calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
June 30, 2026
	Actual	Required
Total net leverage ratio	(0.03) to 1.00(a)	≤ 3.50 to 1.00
Interest coverage ratio	11.92 to 1.00	≥ 3.00 to 1.00
____________________________________________________________________________________________________
(a) The ratio was negative because the Company’s cash and cash equivalents available for general corporate purposes exceeded Indebtedness, resulting in negative Total Net Indebtedness, both as defined in the 2026 Credit Agreement.
Dividends
Total dividends declared in the three and six months ended June 30, 2026 amounted to $3.3 million ($0.06 per share) and $6.7 million ($0.12 per share), respectively, including $0.2 million and $0.3 million, respectively of accrued dividend equivalent rights relating to unvested share-based awards that are payable when the awards vest.
Share Repurchase Program
In November 2025, the Company’s Board of Directors authorized a $200 million share repurchase program. Under this program, the Company plans to purchase outstanding common shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors and at such times and in amounts that the Company deems appropriate. During the three and six months ended June 30, 2026, the Company repurchased 137,374 and 414,952 shares of its common stock on the open market for $10 million and $30 million at an average price of $72.78 and $72.28 per share, respectively, under the repurchase program. As of June 30, 2026, $170 million of the authorization was available for repurchases.
Contractual Obligations
Except for the July 2, 2026 refinancing of our senior notes and the amendment and restatement of our existing revolving credit facility, as discussed further in Debt, there have been no material changes in our contractual obligations from those described in our Annual Report on Form 10‑K for the year ended December 31, 2025.

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
The following table is a summary of common share repurchase activities for the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - April 30, 2026	—	$—	—	$180
May 1 - May 31, 2026	—	$—	—	$180
June 1 - June 30, 2026	137,374	$72.78	137,374	$170
Total	137,374	$72.78	137,374	$170
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
Item 4. Mine Safety Disclosures
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. For the quarter ended June 30, 2026, we do not have any mine safety violations or other regulatory matters to disclose pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.
Item 5. Other Information
(c) Trading Plans
During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibits	Description
4.1
Indenture, dated as of July 2, 2026, among Tutor Perini Corporation, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 6, 2026).

10.1
Amended and Restated Credit Agreement, dated as of July 2, 2026, among Tutor Perini Corporation, the guarantors named therein, BMO Bank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 6, 2026).

10.2*	Form of Executive Officer Restricted Stock Unit Award Agreement.
10.3*	Form of Executive Officer Performance Stock Unit Award Agreement.
10.4*	Tutor Perini Corporation Nonqualified Deferred Compensation Plan.
10.5*	Second Amended and Restated Employment Agreement, dated as of June 1, 2026, by and between Tutor Perini Corporation and Ronald N. Tutor.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).
_________________________________________________________________________________________________________
*    Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: August 5, 2026	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Executive Vice President and Chief Financial Officer