Form 10-Q
period 2026-09-30
TUTOR PERINI CORP
filed 2026-11-04
CIK 77543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of common stock, $1.00 par value per share, of the registrant outstanding at October 29, 2026 was 52,569,117.

TUTOR PERINI CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share amounts)	2026	2025	2026	2025
REVENUE	$1,720,256	$1,415,360	$4,746,761	$4,035,674
COST OF OPERATIONS	(1,498,794)	(1,245,965)	(4,159,388)	(3,535,883)
GROSS PROFIT	221,462	169,395	587,373	499,791
General and administrative expenses	(96,043)	(129,301)	(285,037)	(317,942)
INCOME FROM CONSTRUCTION OPERATIONS	125,419	40,094	302,336	181,849
Other income, net	16,016	7,457	37,575	18,349
Interest expense	(7,290)	(13,549)	(34,407)	(41,489)
Loss on extinguishment of debt	(51,386)	—	(51,386)	—
Pension settlement charge	(33,753)	—	(33,753)	—
INCOME BEFORE INCOME TAXES	49,006	34,002	220,365	158,709
Income tax expense	(11,127)	(15,154)	(58,890)	(50,026)
NET INCOME	37,879	18,848	161,475	108,683
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	17,178	15,217	49,336	57,080
NET INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$20,701	$3,631	$112,139	$51,603
BASIC EARNINGS PER COMMON SHARE	$0.39	$0.07	$2.13	$0.98
DILUTED EARNINGS PER COMMON SHARE	$0.39	$0.07	$2.09	$0.97
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
BASIC	52,569	52,743	52,635	52,669
DILUTED	53,451	53,664	53,557	53,290
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
NET INCOME	$37,879	$18,848	$161,475	$108,683

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Defined benefit pension plan adjustments	21,142	307	21,770	898
Foreign currency translation adjustments	(156)	(1,257)	(1,135)	1,556
Unrealized gain (loss) in fair value of investments	(5,545)	682	(8,904)	2,816
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	15,441	(268)	11,731	5,270

COMPREHENSIVE INCOME	53,320	18,580	173,206	113,953
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	17,047	14,643	48,394	58,300
COMPREHENSIVE INCOME ATTRIBUTABLE TO TUTOR PERINI CORPORATION	$36,273	$3,937	$124,812	$55,653
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(in thousands, except share and per share amounts)	As of September 30, 2026	As of December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($500,168 and $361,898 related to variable interest entities (“VIEs”))	$1,111,049	$734,553
Restricted cash	35,495	35,641
Restricted investments	292,316	228,959
Accounts receivable ($235,120 and $126,245 related to VIEs)	1,349,832	1,218,609
Retention receivable ($232,159 and $216,099 related to VIEs)	739,717	668,894
Costs and estimated earnings in excess of billings ($129,608 and $82,426 related to VIEs)	767,432	819,199
Other current assets ($103,519 and $145,473 related to VIEs)	384,814	411,030
Total current assets	4,680,655	4,116,885
PROPERTY AND EQUIPMENT (“P&E”), net of accumulated depreciation of $586,815 and $570,186 (net P&E of $25,972 and $23,246 related to VIEs)	607,203	547,995
GOODWILL	205,143	205,143
INTANGIBLE ASSETS, NET	62,154	63,832
DEFERRED INCOME TAXES	29,158	96,573
OTHER ASSETS ($14,038 and $13,202 related to VIEs)	155,356	129,994
TOTAL ASSETS	$5,739,669	$5,160,422
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,563	$14,589
Accounts payable ($115,122 and $64,712 related to VIEs)	880,939	724,932
Retention payable ($35,698 and $27,743 related to VIEs)	288,831	265,246
Billings in excess of costs and estimated earnings ($566,775 and $520,455 related to VIEs)	2,044,207	1,838,610
Accrued expenses and other current liabilities ($76,811 and $56,044 related to VIEs)	460,159	396,121
Total current liabilities	3,678,699	3,239,498
LONG-TERM DEBT, less current maturities, net of unamortized discount and debt issuance costs totaling $7,444 and $17,983	399,078	392,785
OTHER LONG-TERM LIABILITIES ($11,307 and $10,602 related to VIEs)	286,972	265,477
TOTAL LIABILITIES	4,364,749	3,897,760
COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY
Stockholders' equity:
Preferred stock - authorized 1,000,000 shares ($1 par value), none issued	—	—
Common stock - authorized 112,500,000 shares ($1 par value), issued and outstanding 52,569,117 and 52,791,451 shares	52,569	52,791
Additional paid-in capital	1,139,052	1,148,634
Retained earnings	126,244	46,443
Accumulated other comprehensive loss	(16,561)	(29,234)
Total stockholders' equity	1,301,304	1,218,634
Noncontrolling interests	73,616	44,028
TOTAL EQUITY	1,374,920	1,262,662
TOTAL LIABILITIES AND EQUITY	$5,739,669	$5,160,422
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$161,475	$108,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,322	36,009
Amortization of intangible assets	1,678	1,678
Share-based compensation expense	77,179	120,676
Pension settlement charge	33,753	—
Loss on extinguishment of debt	51,386	—
Change in debt discounts and deferred debt issuance costs	2,843	3,364
Deferred income taxes	57,460	39,268
Gain on sale of property and equipment	(1,042)	(3,783)
Changes in other components of working capital	249,832	263,469
Other long-term liabilities	17,299	2,189
Other, net	(17,122)	2,843
NET CASH PROVIDED BY OPERATING ACTIVITIES	665,063	574,396

Cash Flows from Investing Activities:
Acquisition of property and equipment	(91,265)	(105,891)
Proceeds from sale of property and equipment	5,091	5,133
Investments in securities	(111,513)	(56,299)
Proceeds from maturities and sales of investments in securities	40,409	26,109
NET CASH USED IN INVESTING ACTIVITIES	(157,278)	(130,948)

Cash Flows from Financing Activities:
Proceeds from debt	400,000	188,215
Repayment of debt	(414,272)	(312,215)
Cash payments related to share-based compensation	(11,275)	(5,152)
Payment of dividends	(11,202)	—
Repurchase of common stock	(30,000)	—
Distributions paid to noncontrolling interests	(23,800)	(27,900)
Contributions from noncontrolling interests	4,994	7,500
Debt issuance and extinguishment costs	(45,880)	—
NET CASH USED IN FINANCING ACTIVITIES	(131,435)	(149,552)

Net increase in cash, cash equivalents and restricted cash	376,350	293,896
Cash, cash equivalents and restricted cash at beginning of period	770,194	464,188
Cash, cash equivalents and restricted cash at end of period	$1,146,544	$758,084
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1)Basis of Presentation
The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles in the United States (“GAAP”). Therefore, they should be read in conjunction with the audited consolidated financial statements and the related notes included in Tutor Perini Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 may not be indicative of the results that will be achieved for the full year ending December 31, 2026.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2026 and its condensed consolidated statements of operations and cash flows for the interim periods presented. Intercompany balances and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation.
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
(3)Revenue
Disaggregation of Revenue
The following tables disaggregate revenue by segment, end market, customer type and contract type, which the Company believes best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Civil segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$533,534	$466,226	$1,459,700	$1,240,094
Military facilities	110,033	86,696	293,630	289,383
Bridges	105,152	122,081	275,991	278,015
Detention facilities	54,549	31,818	123,971	116,531
Power and energy	30,312	40,288	95,620	108,956
Other	59,924	23,125	158,473	81,483
Total Civil segment revenue	$893,504	$770,234	$2,407,385	$2,114,462

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Building segment revenue by end market:
Healthcare facilities	$308,223	$224,392	$849,490	$672,366
Detention facilities	104,387	99,129	360,507	263,044
Government	53,019	28,864	130,811	151,985
Education facilities	24,308	25,578	79,107	110,329
Hospitality and gaming	29,782	2,521	62,873	8,347
Mass transit (includes transportation projects)	7,005	25,615	53,309	90,843
Other	13,820	12,565	37,013	43,616
Total Building segment revenue	$540,544	$418,664	$1,573,110	$1,340,530

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Specialty Contractors segment revenue by end market:
Mass transit (includes certain transportation and tunneling projects)	$60,951	$75,648	$183,738	$174,416
Detention facilities	61,305	12,714	145,046	25,096
Healthcare facilities	49,196	27,424	133,579	71,881
Commercial and industrial facilities	54,400	39,628	120,872	105,394
Multi-unit residential	20,942	27,941	70,174	76,427
Government	13,310	20,071	48,682	63,883
Other	26,104	23,036	64,175	63,585
Total Specialty Contractors segment revenue	$286,208	$226,462	$766,266	$580,682

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$713,124	$199,750	$164,451	$1,077,325	$601,597	$181,817	$136,577	$919,991
Federal agencies	125,619	49,085	2,856	177,560	117,852	23,721	6,002	147,575
Private owners	54,761	291,709	118,901	465,371	50,785	213,126	83,883	347,794
Total revenue	$893,504	$540,544	$286,208	$1,720,256	$770,234	$418,664	$226,462	$1,415,360

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by customer type:
State and local agencies	$1,896,765	$670,200	$466,270	$3,033,235	$1,589,534	$613,772	$319,666	$2,522,972
Federal agencies	345,355	112,968	12,473	470,796	353,606	95,186	11,168	459,960
Private owners	165,265	789,942	287,523	1,242,730	171,322	631,572	249,848	1,052,742
Total revenue	$2,407,385	$1,573,110	$766,266	$4,746,761	$2,114,462	$1,340,530	$580,682	$4,035,674

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$772,017	$168,837	$227,481	$1,168,335	$636,390	$168,226	$174,159	$978,775
Guaranteed maximum price	—	310,124	30,656	340,780	82	228,445	11,417	239,944
Unit price	109,292	—	9,128	118,420	115,858	—	21,170	137,028
Cost plus fee and other	12,195	61,583	18,943	92,721	17,904	21,993	19,716	59,613
Total revenue	$893,504	$540,544	$286,208	$1,720,256	$770,234	$418,664	$226,462	$1,415,360

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(in thousands)	Civil	Building	Specialty Contractors	Total	Civil	Building	Specialty Contractors	Total
Revenue by contract type:
Fixed price	$2,095,504	$543,975	$597,918	$3,237,397	$1,822,443	$546,460	$453,316	$2,822,219
Guaranteed maximum price	—	858,699	79,222	937,921	304	703,520	24,235	728,059
Unit price	284,412	—	24,731	309,143	244,170	—	57,724	301,894
Cost plus fee and other	27,469	170,436	64,395	262,300	47,545	90,550	45,407	183,502
Total revenue	$2,407,385	$1,573,110	$766,266	$4,746,761	$2,114,462	$1,340,530	$580,682	$4,035,674

Changes in Contract Estimates that Impact Revenue
Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined. Revenue was negatively impacted by $8.7 million and $4.5 million during the three and nine months ended September 30, 2026, respectively, due to performance obligations satisfied (or partially satisfied) in prior periods. Revenue was negatively impacted by $23.6 million and $26.6 million during the three and nine months ended September 30, 2025, respectively, due to performance obligations satisfied (or partially satisfied) in prior periods. Refer to Note 19, Business Segments, for additional details on significant adjustments.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2026, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $9.7 billion, $5.3 billion and $2.4 billion for the Civil, Building and Specialty Contractors segments, respectively. As of September 30, 2025, the aggregate amounts of the transaction prices allocated to the remaining performance obligations of the Company’s construction contracts were $10.2 billion, $5.2 billion and $2.5 billion for the Civil, Building and Specialty Contractors segments, respectively. The Company typically recognizes revenue on Civil segment projects over a period of three to five years, whereas for projects in the Building and Specialty Contractors segments, the Company typically recognizes revenue over a period of one to three years. Certain larger projects across all three segments may extend over a longer duration.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(4)Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets and liabilities on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Contract Assets:
Costs and estimated earnings in excess of billings:
Claims	$319,986	$324,727
Unapproved change orders	367,930	402,060
Other unbilled costs and profits	79,516	92,412
Total costs and estimated earnings in excess of billings	$767,432	$819,199

Contract Liabilities:
Billings in excess of costs and estimated earnings	$2,044,207	$1,838,610
Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Costs and estimated earnings in excess of billings result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings. As discussed in Note 12, Commitments and Contingencies, the resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings. Other unbilled costs and profits are billable in accordance with the billing terms of each of the existing contractual arrangements and, as such, the timing of contract billing cycles can cause fluctuations in the balance of unbilled costs and profits. Ultimate resolution of other unbilled costs and profits typically involves incremental progress toward contractual requirements or milestones. The amount of costs and estimated earnings in excess of billings as of September 30, 2026 estimated by management to be collected beyond one year is approximately $521.4 million.
Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue. Revenue recognized during the three and nine months ended September 30, 2026 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $919.2 million and $1.6 billion, respectively. Revenue recognized during the three and nine months ended September 30, 2025 and included in the opening billings in excess of costs and estimated earnings balances for each period totaled $784.3 million and $886.9 million, respectively.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(5)Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Cash and cash equivalents available for general corporate purposes	$504,218	$270,715
Joint venture cash and cash equivalents	606,831	463,838
Cash and cash equivalents	1,111,049	734,553
Restricted cash	35,495	35,641
Total cash, cash equivalents and restricted cash	$1,146,544	$770,194
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
(6)Other Current Assets
Other current assets consist of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Capitalized contract costs	$272,298	$322,284
Other	112,516	88,746
Total other current assets	$384,814	$411,030
Capitalized contract costs are included in other current assets and primarily represent costs to fulfill a contract that (1) directly relate to an existing or anticipated contract, (2) generate or enhance resources that will be used in satisfying performance obligations in the future and (3) are expected to be recovered through the contract. Capitalized contract costs, which are primarily comprised of prepaid insurance premiums, are generally expensed to the associated contract over the period of anticipated use on the project. During the three and nine months ended September 30, 2026, $42.5 million and $138.4 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts. During the three and nine months ended September 30, 2025, $36.3 million and $68.7 million, respectively, of previously capitalized contract costs were amortized and recognized as expense on the related contracts.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share data)	2026	2025	2026	2025
Net income attributable to Tutor Perini Corporation	$20,701	$3,631	$112,139	$51,603

Weighted-average common shares outstanding, basic	52,569	52,743	52,635	52,669
Effect of dilutive RSUs and stock options	882	921	922	621
Weighted-average common shares outstanding, diluted	53,451	53,664	53,557	53,290

Net income attributable to Tutor Perini Corporation per common share:
Basic	$0.39	$0.07	$2.13	$0.98
Diluted	$0.39	$0.07	$2.09	$0.97

Anti-dilutive securities not included above	—	—	14	167
Refer to Note 19, Business Segments, for additional details on significant impacts to net income and diluted EPS.
(8)Income Taxes
The Company recognized income tax expense of $11.1 million and $58.9 million for the three and nine months ended September 30, 2026, respectively. The effective income tax rate was 22.7% and 26.7% for the three and nine months ended September 30, 2026, respectively. The effective income tax rate for both the three and nine months ended September 30, 2026 was higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits.
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
(9)Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill since its inception through September 30, 2026:

(in thousands)	Civil	Building	Specialty Contractors	Total
Gross goodwill as of December 31, 2025	$492,074	$424,724	$156,193	$1,072,991
Accumulated impairment as of December 31, 2025	(286,931)	(424,724)	(156,193)	(867,848)
Goodwill as of December 31, 2025	205,143	—	—	205,143
Current year activity	—	—	—	—
Goodwill as of September 30, 2026	$205,143	$—	$—	$205,143
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
Intangible Assets
Intangible assets consist of the following:

	As of September 30, 2026				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(34,274)	(23,232)	11,744	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(206,719)	$(113,067)	$62,154

	As of December 31, 2025				Weighted-Average Amortization Period
(in thousands)	Cost	Accumulated Amortization	Accumulated Impairment Charge	Carrying Value
Trade names (non-amortizable)	$117,600	$—	$(67,190)	$50,410	Indefinite
Trade names (amortizable)	69,250	(32,596)	(23,232)	13,422	20 years
Contractor license	6,000	—	(6,000)	—	N/A
Customer relationships	39,800	(23,155)	(16,645)	—	N/A
Construction contract backlog	149,290	(149,290)	—	—	N/A
Total	$381,940	$(205,041)	$(113,067)	$63,832
Amortization expense related to amortizable intangible assets for the three and nine months ended September 30, 2026 was $0.6 million and $1.7 million, respectively. Amortization expense related to amortizable intangible assets for the three and nine months ended September 30, 2025 was $0.6 million and $1.7 million, respectively. As of September 30, 2026, future amortization expense related to amortizable intangible assets will be approximately $0.6 million for the remainder of 2026, $2.2 million per year for the years 2027 through 2030 and $2.3 million for 2031.
The Company performed its annual impairment test for non-amortizable trade names during the fourth quarter of 2025. Based on this assessment, the Company concluded that its non-amortizable trade names were not impaired. In addition, the Company determined that no triggering events occurred and no circumstances changed since the date of its annual impairment test that would indicate impairment of its non-amortizable trade names. Other amortizable intangible assets are reviewed for impairment whenever circumstances indicate that the future cash flows generated by the assets might be less than the assets’ net carrying value. The Company had no impairment of intangible assets during the three and nine months ended September 30, 2026 or 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

(10)Financial Commitments
Long-Term Debt
Long-term debt as reported on the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025
2026 Senior Notes	$392,556	$—
2024 Senior Notes	—	382,017
Revolver	—	—
Equipment financing and mortgages	9,419	18,261
Other indebtedness	1,666	7,096
Total debt	403,641	407,374
Less: Current maturities	4,563	14,589
Long-term debt, net	$399,078	$392,785
The following table reconciles the outstanding debt balances to the reported debt balances as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026			As of December 31, 2025
(in thousands)	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported	Outstanding Debt	Unamortized Discounts and Issuance Costs	Debt, as reported
2026 Senior Notes	$400,000	$(7,444)	$392,556	$—	$—	$—
2024 Senior Notes	—	—	—	400,000	(17,983)	382,017
The unamortized issuance costs related to the Revolver were $3.1 million and $0.9 million as of September 30, 2026 and December 31, 2025, respectively, and are included in other assets on the Condensed Consolidated Balance Sheets.
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
Redemption of 2024 Senior Notes
On July 2, 2026, the proceeds of the 2026 Senior Notes, together with cash on hand, were used to redeem in full the $400.0 million 11.875% Senior Notes due April 30, 2029 (the “2024 Senior Notes”) at a redemption price of 108.906% of the principal amount. As a result, the Company recognized debt extinguishment costs of $51.4 million in the three and nine months

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

ended September 30, 2026, consisting of $35.6 million for the redemption premium and $15.8 million of non-cash expense for unamortized discounts and issuance costs as of the extinguishment date.
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
Following its amendment on October 31, 2022, the 2020 Credit Agreement required, solely with respect to the Revolver, the Company and its restricted subsidiaries to maintain a maximum First Lien Net Leverage Ratio of 2.25 to 1.00 for the fiscal quarter ending December 31, 2023 and each fiscal quarter thereafter.
On July 2, 2026, the Company entered into an amendment and restatement of the 2020 Credit Agreement (the “2026 Credit Agreement”) to, among other things, extend the maturity of the Revolver to July 2, 2031, increase the commitments under the Revolver from $170.0 million to $350.0 million, reduce the Adjusted Term SOFR margin to a range between 1.75% and 2.50% based on a Total Net Leverage Ratio (compared to the previous range between 4.25% and 4.75% based on a First Lien Net Leverage Ratio) and eliminate the credit spread adjustment (10 basis points), reduce the base rate margin to a range between 0.75% and 1.50% based on a Total Net Leverage Ratio (compared to the previous range between 3.25% to 3.75% based on a First Lien Net Leverage Ratio), and replace the maximum First Lien Net Leverage Ratio financial maintenance covenant (of 2.25 to 1.00) with the following two new financial maintenance covenants: 1) a maximum Total Net Leverage Ratio of 3.50 to 1.00 and 2) a minimum cash Interest Coverage Ratio of 3.00 to 1.00. The new financial maintenance covenants apply solely with respect to the Revolver and are tested as of the last day of each fiscal quarter, beginning with the fiscal quarter ended June 30, 2026. In addition to paying interest on outstanding principal under the 2026 Credit Agreement, the Company pays a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder and will pay customary letter of credit fees to the extent applicable. If a payment or bankruptcy event of default occurs and is continuing, the otherwise applicable margin on overdue amounts will be increased by 2% per annum. The 2026 Credit Agreement includes customary provisions for the replacement of Adjusted Term SOFR with an alternative benchmark rate upon Adjusted Term SOFR being discontinued.
The 2026 Credit Agreement gives the Company the right to increase the commitments under the Revolver and/or to establish one or more term loan facilities in an aggregate amount up to (i) the greater of $400 million and 100% LTM EBITDA (as defined in the 2026 Credit Agreement) (compared to the previous test of $173.5 million and 50% LTM EBITDA) plus (ii) additional amounts if (A) in the case of pari passu first lien secured indebtedness, the First Lien Net Leverage Ratio (as defined in the 2026 Credit Agreement) does not exceed 1.50 to 1.00 (compared to the previous 1.35 to 1.00), (B) in the case of junior lien secured indebtedness, the Secured Net Leverage Ratio (as defined in the 2026 Credit Agreement) does not exceed 2.00 to 1.00 (compared to the previous 3.50 to 1.00 based on Total Net Leverage Ratio) and (C) in the case of unsecured indebtedness, (x) the Total Net Leverage Ratio does not exceed 3.50 to 1.00 and (y) the Interest Coverage Ratio is a minimum of 3.00 to 1.00 (previously based on Total Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the 2020 Credit Agreement)).

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The 2026 Credit Agreement also includes certain customary representations and warranties, affirmative and negative covenants and events of default. Subject to certain exceptions, substantially all of the Company’s existing and future material wholly-owned subsidiaries continue to unconditionally guarantee the obligations of the Company under the 2026 Credit Agreement; additionally, subject to certain exceptions, the obligations continue to be secured by a lien on substantially all of the assets of the Company and its subsidiaries guaranteeing these obligations.
The Company had no borrowings under the Revolver during the nine months ended September 30, 2026. As of September 30, 2026, the entire $350.0 million was available under the Revolver with a borrowing rate of 7.75%. The Company was in compliance with the financial covenants under the 2026 Credit Agreement for the period ended September 30, 2026.
Interest Expense
Interest expense as reported in the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cash interest expense:
Interest on 2026 Senior Notes	$6,625	$—	$6,625	$—
Interest on 2024 Senior Notes	132	11,875	24,278	35,625
Interest on Term Loan B	—	—	—	876
Interest on Revolver	—	—	—	193
Other interest	178	519	661	1,431
Total cash interest expense	6,935	12,394	31,564	38,125

Non-cash interest expense:(a)
Amortization of debt issuance costs on 2026 Senior Notes	180	—	180	—
Amortization of debt issuance costs on 2024 Senior Notes	12	1,015	2,221	2,945
Amortization of debt issuance costs on Revolver	163	140	442	419
Total non-cash interest expense	355	1,155	2,843	3,364

Total interest expense	$7,290	$13,549	$34,407	$41,489
____________________________________________________________________________________________________
(a)The combination of cash and non-cash interest expense produces effective interest rates that are higher than contractual rates. Accordingly, the effective interest rates for the 2026 Senior Notes and 2024 Senior Notes were 6.94% and 13.56%, respectively, for the nine months ended September 30, 2026.

(11)Leases
The Company leases certain office space, construction and office equipment, vehicles and temporary housing generally under non-cancelable operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet, and the Company generally recognizes lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2026, the Company’s operating leases have remaining lease terms ranging from less than one year to 12 years, some of which include options to renew the leases. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents components of lease expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$5,238	$3,290	$14,635	$10,011
Short-term lease expense(a)	16,670	15,047	47,309	43,109
	21,908	18,337	61,944	53,120
Less: Sublease income	200	296	604	887
Total lease expense	$21,708	$18,041	$61,340	$52,233
____________________________________________________________________________________________________
(a)Short-term lease expense includes all leases with lease terms of up to one year. Short-term leases include, among other things, construction equipment rented on an as-needed basis as well as temporary housing.
The following table presents supplemental balance sheet information related to operating leases:

(dollars in thousands)	Balance Sheet Line Item	As of September 30, 2026	As of December 31, 2025
Assets
Right-of-use assets	Other assets	$67,596	$58,608
Total lease assets		$67,596	$58,608
Liabilities
Current lease liabilities	Accrued expenses and other current liabilities	$15,091	$11,763
Long-term lease liabilities	Other long-term liabilities	57,982	51,783
Total lease liabilities		$73,073	$63,546
Weighted-average remaining lease term		5.7 years	6.4 years
Weighted-average discount rate		8.48%	8.04%
The following table presents supplemental cash flow information and non-cash activity related to operating leases:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$(14,097)	$(10,159)
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$19,315	$20,754

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2026:

Year (in thousands)	Operating Leases
2026 (excluding the nine months ended September 30, 2026)	$5,229
2027	20,005
2028	17,963
2029	15,069
2030	10,600
Thereafter	25,008
Total lease payments	93,874
Less: Imputed interest	20,801
Total	$73,073
(12)Commitments and Contingencies
The Company and certain of its subsidiaries are involved in litigation and other legal proceedings and forms of dispute resolution in the ordinary course of business, including but not limited to disputes over contract payment and/or performance-related issues (such as disagreements regarding delay or a change in the scope of work of a project and/or the price associated with that change) and other matters incidental to the Company’s business. In accordance with ASC 606, the Company makes assessments of these types of matters on a routine basis and, to the extent permitted by ASC 606, estimates and records recovery related to these matters as a form of variable consideration at the most likely amount the Company expects to receive, as discussed further in Note 4, Contract Assets and Liabilities. In addition, the Company is contingently liable for litigation, performance guarantees and other commitments arising in the ordinary course of business, which are accounted for in accordance with ASC 450, Contingencies. Management reviews these matters regularly and updates or revises its estimates as warranted by subsequent information and developments. These assessments require judgments concerning matters that are inherently uncertain, such as litigation developments and outcomes, the anticipated outcome of negotiations and the estimated cost of resolving disputes. Consequently, these assessments are estimates, and actual amounts may vary from such estimates. In addition, because such matters are typically resolved over long periods of time, the Company’s assets and liabilities may change over time should the circumstances dictate. The description of the legal proceedings listed below includes management’s assessment of those proceedings. Management believes that, based on current information and discussions with the Company’s legal counsel, the ultimate resolution of other matters is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
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
Litigation Involving Subcontractors
Between December 2025 and May 2026, TPBC settled with, or paid contract balances to, most of the subcontractors despite not yet collecting said contract balances from the Developer. Five of these subcontractors continue to assert unresolved delay-related claims that remain subject to further settlement discussions or adjudication, which have not been scheduled.
In addition, following trial in March 2026, in July 2026, the trial court ruled that TPBC owed its window wall subcontractor $42 million related to the project. Following denial of a motion for reconsideration in August 2026, TPBC filed a notice of appeal in September 2026.
A separate trial commenced in July 2026 related to TPBC’s claims for indemnity and contract breaches against its concrete subcontractor and its surety related to the floor deflection and window installation liability described above. In October 2026, these claims were denied by the trial court, which TPBC intends to further challenge and appeal.
Payment of any potential damages related to the above matters will only be made if the adverse verdicts are ultimately upheld on appeal.
As of September 30, 2026, the Company has concluded that the potential for a material adverse financial impact due to the Developer’s and subcontractors’ legal actions is neither probable nor remote. With respect to TPBC’s claims against the Developer and certain subcontractors, as a result of the rulings, management recognized an immaterial charge to earnings during the first quarter of 2026. Management has continued to include an estimate of the total anticipated recovery, concluded to be both probable and reliably estimable, in receivables or costs and estimated earnings in excess of billings. To the extent new facts become known or the final recoveries or payments vary from the estimate, the impact of the change will be reflected in the financial statements at that time.
(13)Share-Based Compensation
As of September 30, 2026, there were 3,574,760 shares of common stock available for grant under the Tutor Perini Corporation Omnibus Incentive Plan (the “Plan”). During the nine months ended September 30, 2026 and 2025, the Company granted (1) service-based RSUs totaling 269,387 and 444,405, respectively, with weighted-average grant date fair values per unit of $77.54

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

and $36.45, respectively; (2) cash-settled restricted stock units (“CRSUs”) with service-based vesting conditions and payouts indexed to shares of the Company’s common stock totaling 58,510 and 381,410, respectively, with weighted-average grant date fair values per unit of $69.83 and $27.59, respectively; (3) performance-based RSUs totaling 102,760 and 151,623 with weighted-average grant date fair values per unit of $125.44 and $47.76, respectively; and (4) shares of unrestricted stock issued to its directors as part of their annual retainer totaling 21,649 and 40,710, respectively, with weighted-average grant date fair values per unit of $76.99 and $36.35, respectively. The number of performance-based RSUs granted is shown at target-level performance.
During the nine months ended September 30, 2026, 65,970 RSUs, 12,960 CRSUs, and 31,141 performance-based RSUs were forfeited.
As of September 30, 2026 and December 31, 2025, the Company recognized liabilities for cash-settled performance stock units and CRSUs on the Condensed Consolidated Balance Sheets totaling approximately $120.9 million and $85.2 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company paid approximately $31.0 million and $11.6 million, respectively, to settle certain awards.
For the three and nine months ended September 30, 2026, the Company recognized, as part of general and administrative expenses, costs for share-based payment arrangements totaling $19.3 million and $77.2 million, respectively, and $58.7 million and $120.7 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the balance of unamortized share-based compensation expense was $58.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.
(14)Employee Retirement Plans
Pension Plans
The Company has a defined benefit pension plan and an unfunded supplemental retirement plan. Effective June 1, 2004, all benefit accruals under these plans were frozen; however, the current vested benefit was preserved. The pension disclosure presented below includes aggregated amounts for both of the Company’s plans. In November 2025, the Company’s Board of Directors voted to terminate the Company’s defined benefit pension plan with an effective date of March 31, 2026. The unfunded supplemental retirement plan remains outstanding.
In the third quarter of 2026, the obligations under the defined benefit pension plan were settled through a combination of lump sum distributions to eligible participants and the purchase of group annuity contracts from a highly-rated third-party insurer. The Company recognized a non-cash pension settlement charge of $33.8 million ($21.1 million after-tax) during the three and nine months ended September 30, 2026, related to the accelerated recognition of unamortized net actuarial losses in accumulated other comprehensive loss and the effects of the remeasurement of plan assets and liabilities upon settlement.
The following table sets forth a summary of the net periodic benefit cost for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Service cost(a)	$(227)	$170	$115	$510
Interest cost(b)	777	933	2,657	2,799
Expected return on plan assets(b)	(286)	(902)	(2,083)	(2,707)
Recognized net actuarial losses(b)	500	414	1,374	1,242
Pension settlement charge(c)	33,753	—	33,753	—
Net periodic benefit cost	$34,517	$615	$35,816	$1,844

____________________________________________________________________________________________
(a)Amounts included in general and administrative expenses on the Condensed Consolidated Statements of Operations.
(b)Amounts included in other income, net on the Condensed Consolidated Statements of Operations.
(c)The pension settlement charge is separately stated on the Condensed Consolidated Statements of Operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Prior to the commencement of the settlement of obligations under the defined benefit pension plan described above, the Company contributed $0.9 million and $1.8 million to its defined benefit pension plan during the nine months ended September 30, 2026 and 2025, respectively. In connection with the settlement, the Company contributed an additional $7.5 million during the third quarter of 2026 to fund the settlement of plan obligations and related post-settlement administrative activities. Following settlement, the defined benefit plan’s projected benefit obligation and plan assets were zero as of September 30, 2026.
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

Elective deferrals of cash compensation, which began in July 2026, are credited to a bookkeeping account established in the name of the participant. A participant is always 100% vested in their elective cash deferrals and any earnings thereon. The Company may make discretionary contributions to the NQDC Plan for selected participants and may subject such contributions to a vesting schedule. Participants elect to receive distributions of deferred balances based on predetermined payout schedules.

Participant accounts are credited with an investment return determined as if each account were invested in various investment alternatives made available by the NQDC Plan administrator and elected by the participant. The Company may set aside assets to fund its obligations under the NQDC Plan in a limited (“rabbi”) trust, subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. As of September 30, 2026, both the Company’s liabilities and assets held related to the NQDC Plan were $0.3 million.
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
The following fair value hierarchy table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026				As of December 31, 2025
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$1,111,049	$—	$—	$1,111,049	$734,553	$—	$—	$734,553
Restricted cash(a)	35,495	—	—	35,495	35,641	—	—	35,641
Restricted investments(b)	—	292,316	—	292,316	—	228,959	—	228,959
Investments in lieu of retention(c)	50,083	231,314	—	281,397	27,849	159,142	—	186,991
Total	$1,196,627	$523,630	$—	$1,720,257	$798,043	$388,101	$—	$1,186,144
____________________________________________________________________________________________________
(a)Includes money market funds and short-term investments with maturity dates of three months or less when acquired.
(b)Restricted investments, as of September 30, 2026 and December 31, 2025, consist of available-for-sale (“AFS”) debt securities, which are valued based on pricing models determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
(c)Investments in lieu of retention are included in retention receivable as of September 30, 2026 and December 31, 2025, and are composed of cash and cash equivalents of $50.1 million and $27.8 million, respectively, and AFS debt securities of

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

$231.3 million and $159.1 million, respectively. The fair values of cash equivalents are measured using quoted market prices; therefore, they are classified as Level 1 assets. The fair values of AFS debt securities are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets; therefore, they are classified as Level 2 assets.
Investments in AFS debt securities consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026				As of December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted investments:
Corporate debt securities	$212,656	$37	$(4,807)	$207,886	$205,584	$1,900	$(472)	$207,012
U.S. government agency securities	68,979	1	(1,677)	67,303	12,300	11	(329)	11,982
Municipal bonds	18,550	—	(1,604)	16,946	10,282	32	(534)	9,780
Corporate certificates of deposit	196	—	(15)	181	198	—	(13)	185
Total restricted investments	300,381	38	(8,103)	292,316	228,364	1,943	(1,348)	228,959

Investments in lieu of retention:
Corporate debt securities	174,456	35	(803)	173,688	140,749	844	(38)	141,555
U.S. government agency securities	22,948	—	(121)	22,827	4,337	—	(43)	4,294
Municipal bonds	35,906	107	(1,214)	34,799	13,349	218	(274)	13,293
Total investments in lieu of retention	233,310	142	(2,138)	231,314	158,435	1,062	(355)	159,142

Total AFS debt securities	$533,691	$180	$(10,241)	$523,630	$386,799	$3,005	$(1,703)	$388,101

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual AFS debt securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$178,562	$(4,348)	$15,031	$(459)	$193,593	$(4,807)
U.S. government agency securities	60,962	(1,248)	3,305	(429)	64,267	(1,677)
Municipal bonds	12,326	(860)	4,620	(744)	16,946	(1,604)
Corporate certificates of deposit	—	—	181	(15)	181	(15)
Total restricted investments	251,850	(6,456)	23,137	(1,647)	274,987	(8,103)

Investments in lieu of retention:
Corporate debt securities	156,374	(803)	—	—	156,374	(803)
U.S. government agency securities	14,651	(121)	—	—	14,651	(121)
Municipal bonds	27,442	(945)	6,023	(269)	33,465	(1,214)
Total investments in lieu of retention	198,467	(1,869)	6,023	(269)	204,490	(2,138)

Total AFS debt securities	$450,317	$(8,325)	$29,160	$(1,916)	$479,477	$(10,241)

	As of December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Restricted investments:
Corporate debt securities	$57,673	$(221)	$20,907	$(251)	$78,580	$(472)
U.S. government agency securities	3,056	(31)	3,550	(298)	6,606	(329)
Municipal bonds	2,171	(7)	4,894	(527)	7,065	(534)
Corporate certificates of deposit	—	—	185	(13)	185	(13)
Total restricted investments	62,900	(259)	29,536	(1,089)	92,436	(1,348)

Investments in lieu of retention:
Corporate debt securities	4,796	(37)	2,982	(1)	7,778	(38)
U.S. government agency securities	4,294	(43)	—	—	4,294	(43)
Municipal bonds	11,855	(274)	—	—	11,855	(274)
Total investments in lieu of retention	20,945	(354)	2,982	(1)	23,927	(355)

Total AFS debt securities	$83,845	$(613)	$32,518	$(1,090)	$116,363	$(1,703)

The unrealized losses in AFS debt securities as of September 30, 2026 and December 31, 2025 are primarily attributable to market interest rate increases and not a deterioration in credit quality of the issuers. Management evaluated the unrealized losses in AFS debt securities considering factors including credit ratings and other relevant information, which may indicate that contractual cash flows are not expected to occur. Based on the analysis, management determined that credit losses did not exist for AFS debt securities in an unrealized loss position as of September 30, 2026 and December 31, 2025.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

It is not considered likely that the Company will be required to sell the investments before full recovery of the amortized cost basis of the AFS debt securities, which may be at maturity. As a result, consistent with the same period in 2025, the Company has not recognized any impairment losses in earnings during the nine months ended September 30, 2026.
The amortized cost and fair value of AFS debt securities by contractual maturity as of September 30, 2026 are summarized in the table below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$207,259	$206,327
Due after one year through five years	286,799	280,137
Due after five years	39,633	37,166
Total	$533,691	$523,630
The carrying values of receivables, payables and other amounts arising out of normal contract activities, including retention, which may be settled beyond one year, are estimated to approximate fair value. Of the Company’s long-term debt, the fair value of the 2026 Senior Notes was $390.0 million as of September 30, 2026, and the fair value of the 2024 Senior Notes was $444.2 million as of December 31, 2025. The fair values of the 2026 Senior Notes and 2024 Senior Notes were determined using Level 1 inputs, specifically current observable market prices. The reported value of the Company’s remaining borrowings approximates fair value as of September 30, 2026 and December 31, 2025.
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
As of September 30, 2026, the Company had unconsolidated VIE-related current assets and noncurrent assets of $56.7 million and $6.9 million, respectively, as well as current liabilities of $77.6 million included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company had unconsolidated VIE-related current assets and noncurrent assets of $58.5 million and $6.3 million, respectively, as well as current liabilities of $70.2 million included in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. There were no future funding requirements for the unconsolidated VIEs as of September 30, 2026.
As of September 30, 2026, the Company’s Condensed Consolidated Balance Sheets included current assets and noncurrent assets of $1.2 billion and $40.0 million, respectively, as well as current liabilities and noncurrent liabilities of $794.4 million and $11.3 million, respectively, related to the operations of its consolidated VIEs. As of December 31, 2025, the Company’s Condensed Consolidated Balance Sheets included current assets and noncurrent assets of $932.1 million and $36.4 million,

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

respectively, as well as current liabilities and noncurrent liabilities of $669.0 million and $10.6 million, respectively, related to the operations of its consolidated VIEs.
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
(17)Changes in Equity
A reconciliation of the changes in equity for the three and nine months ended September 30, 2026 and 2025 is provided below:

	Three Months Ended September 30, 2026
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - June 30, 2026	$52,569	$1,135,277	$110,497	$(32,133)	$68,869	$1,335,079
Net income	—	—	20,701	—	17,178	37,879
Other comprehensive income (loss)	—	—	—	15,572	(131)	15,441
Share-based compensation	—	3,775	—	—	—	3,775
Dividends	—	—	(4,954)	—	—	(4,954)
Distributions to noncontrolling interests	—	—	—	—	(12,300)	(12,300)
Balance - September 30, 2026	$52,569	$1,139,052	$126,244	$(16,561)	$73,616	$1,374,920

	Nine Months Ended September 30, 2026
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance - December 31, 2025	$52,791	$1,148,634	$46,443	$(29,234)	$44,028	$1,262,662
Net income	—	—	112,139	—	49,336	161,475
Other comprehensive income (loss)	—	—	—	12,673	(942)	11,731
Share-based compensation	—	10,883	—	—	—	10,883
Issuance of common stock, net	193	(11,446)	—	—	—	(11,253)
Dividends	—	—	(11,613)	—	—	(11,613)
Repurchase of common stock	(415)	(9,019)	(20,725)	—	—	(30,159)
Contributions from noncontrolling interests	—	—	—	—	4,994	4,994
Distributions to noncontrolling interests	—	—	—	—	(23,800)	(23,800)
Balance - September 30, 2026	$52,569	$1,139,052	$126,244	$(16,561)	$73,616	$1,374,920

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
Dividends
Total dividends declared in the three and nine months ended September 30, 2026 amounted to $5.0 million ($0.09 per share) and $11.6 million ($0.21 per share), respectively, including $0.2 million and $0.6 million, respectively, of accrued dividend equivalent rights relating to unvested share-based awards that are payable when the awards vest.
Share Repurchases
In November 2025, the Company’s Board of Directors authorized a $200 million share repurchase program. During the nine months ended September 30, 2026, the Company repurchased 414,952 shares of its common stock on the open market for $30 million at an average price of $72.28 per share under the repurchase program. There were no share repurchases during the three months ended September 30, 2026. As of September 30, 2026, the Company also accrued $0.2 million for applicable excise tax on share repurchases in excess of issuances. As of September 30, 2026, $170 million of the authorization was available for repurchases.

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
The components of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$33,529	$(12,387)	$21,142	$420	$(113)	$307
Foreign currency translation adjustments	(222)	66	(156)	(1,488)	231	(1,257)
Unrealized gain (loss) in fair value of investments	(7,117)	1,572	(5,545)	864	(182)	682
Total other comprehensive income (loss)	26,190	(10,749)	15,441	(204)	(64)	(268)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(131)	—	(131)	(574)	—	(574)
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$26,321	$(10,749)	$15,572	$370	$(64)	$306

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income (loss):
Defined benefit pension plan adjustments	$34,395	$(12,625)	$21,770	$1,228	$(330)	$898
Foreign currency translation adjustments	(1,345)	210	(1,135)	1,776	(220)	1,556
Unrealized gain (loss) in fair value of investments	(11,363)	2,459	(8,904)	3,541	(725)	2,816
Total other comprehensive income (loss)	21,687	(9,956)	11,731	6,545	(1,275)	5,270
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(942)	—	(942)	1,220	—	1,220
Total other comprehensive income (loss) attributable to Tutor Perini Corporation	$22,629	$(9,956)	$12,673	$5,325	$(1,275)	$4,050

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The changes in AOCI balances by component (after tax) attributable to Tutor Perini Corporation and attributable to noncontrolling interests during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Loss in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of June 30, 2026	$(21,435)	$(8,314)	$(2,384)	$(32,133)
Other comprehensive loss before reclassifications	(456)	(174)	(5,005)	(5,635)
Amounts reclassified from AOCI	21,598	—	(391)	21,207
Total other comprehensive income (loss)	21,142	(174)	(5,396)	15,572
Balance as of September 30, 2026	$(293)	$(8,488)	$(7,780)	$(16,561)
Attributable to Noncontrolling Interests:
Balance as of June 30, 2026	$—	$(1,746)	$(8)	$(1,754)
Other comprehensive income (loss)	—	18	(149)	(131)
Balance as of September 30, 2026	$—	$(1,728)	$(157)	$(1,885)

	Nine Months Ended September 30, 2026
(in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Unrealized Gain (Loss) in Fair Value of Investments, Net	Accumulated Other Comprehensive Income (Loss)
Attributable to Tutor Perini Corporation:
Balance as of December 31, 2025	$(22,063)	$(7,930)	$759	$(29,234)
Other comprehensive loss before reclassifications	(456)	(558)	(8,111)	(9,125)
Amounts reclassified from AOCI	22,226	—	(428)	21,798
Total other comprehensive income (loss)	21,770	(558)	(8,539)	12,673
Balance as of September 30, 2026	$(293)	$(8,488)	$(7,780)	$(16,561)
Attributable to Noncontrolling Interests:
Balance as of December 31, 2025	$—	$(1,151)	$208	$(943)
Other comprehensive loss	—	(577)	(365)	(942)
Balance as of September 30, 2026	$—	$(1,728)	$(157)	$(1,885)

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
The significant items reclassified out of AOCI and the corresponding location and impact on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Component of AOCI:
Defined benefit pension plan adjustments(a)	$34,250	$420	$35,116	$1,228
Income tax benefit(b)	(12,652)	(113)	(12,890)	(330)
Net of tax	$21,598	$307	$22,226	$898

Unrealized gain in fair value of investment adjustments(a)	$(542)	$(14)	$(589)	$(37)
Income tax expense(b)	151	3	161	8
Net of tax	$(391)	$(11)	$(428)	$(29)
___________________________________________________________________________________________________
(a)Amounts included in other income, net on the Condensed Consolidated Statements of Operations, excluding the pension settlement charge of $33.8 million separately stated on the Condensed Consolidated Statements of Operations.
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

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

The following tables set forth certain reportable segment information relating to the Company’s operations for the three and nine months ended September 30, 2026 and 2025:

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total	Corporate	Consolidated Total
Three Months Ended September 30, 2026
Total revenue	$960,065	$625,589	$286,208	$1,871,862	$—	$1,871,862
Elimination of intersegment revenue	(66,561)	(85,045)	—	(151,606)	—	(151,606)
Revenue from external customers	$893,504	$540,544	$286,208	$1,720,256	$—	$1,720,256
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$745,151	$500,083	$253,560	$1,498,794	$—	$1,498,794
General and administrative expenses(a)	23,117	13,302	22,538	58,957	37,086	96,043
Income (loss) from construction operations	$125,236	$27,159	$10,110	$162,505	$(37,086)	$125,419
Capital expenditures	$21,148	$547	$988	$22,683	$16,910	$39,593
Depreciation and amortization(b)	$8,680	$538	$723	$9,941	$372	$10,313

Three Months Ended September 30, 2025
Total revenue	$832,966	$437,933	$226,462	$1,497,361	$—	$1,497,361
Elimination of intersegment revenue	(62,732)	(19,269)	—	(82,001)	—	(82,001)
Revenue from external customers	$770,234	$418,664	$226,462	$1,415,360	$—	$1,415,360
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$649,094	$391,601	$205,270	$1,245,965	$—	$1,245,965
General and administrative expenses(a)	21,988	12,620	15,020	49,628	79,673	129,301
Income (loss) from construction operations	$99,152	$14,443	$6,172	$119,767	$(79,673)	$40,094
Capital expenditures	$45,982	$12	$1,728	$47,722	$1,229	$48,951
Depreciation and amortization(b)	$10,724	$540	$624	$11,888	$324	$12,212
____________________________________________________________________________________________________
(a)General and administrative expenses for the three months ended September 30, 2026 and 2025 included share-based compensation expense of $19.3 million ($18.5 million after tax, or $0.35 per diluted share) and $58.7 million ($58.3 million after tax, or $1.08 per diluted share), respectively.
(b)Depreciation and amortization is included in income (loss) from construction operations.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

	Reportable Segments
(in thousands)	Civil	Building	Specialty Contractors	Total		Corporate	Consolidated Total
Nine Months Ended September 30, 2026
Total revenue	$2,585,827	$1,730,514	$766,266	$5,082,607		$—	$5,082,607
Elimination of intersegment revenue	(178,442)	(157,404)	—	(335,846)		—	(335,846)
Revenue from external customers	$2,407,385	$1,573,110	$766,266	$4,746,761		$—	$4,746,761
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$2,001,371	$1,457,992	$697,955	$4,157,318		$2,070	$4,159,388
General and administrative expenses(a)	68,521	40,337	51,913	160,771		124,266	285,037
Income (loss) from construction operations	$337,493	$74,781	$16,398	$428,672	(b)	$(126,336)	$302,336
Capital expenditures	$58,292	$1,018	$3,747	$63,057		$28,208	$91,265
Depreciation and amortization(c)	$27,406	$1,590	$1,998	$30,994		$1,006	$32,000

Nine Months Ended September 30, 2025
Total revenue	$2,262,584	$1,412,292	$580,682	$4,255,558		$—	$4,255,558
Elimination of intersegment revenue	(148,122)	(71,762)	—	(219,884)		—	(219,884)
Revenue from external customers	$2,114,462	$1,340,530	$580,682	$4,035,674		$—	$4,035,674
Reconciliation of revenue to income (loss) from construction operations
Less:
Cost of operations	$1,727,984	$1,254,481	$553,383	$3,535,848		$35	$3,535,883
General and administrative expenses(a)	67,611	38,697	46,254	152,562		165,380	317,942
Income (loss) from construction operations	$318,867	$47,352	$(18,955)	$347,264	(d)	$(165,415)	$181,849
Capital expenditures	$97,390	$1,550	$3,828	$102,768		$3,123	$105,891
Depreciation and amortization(c)	$32,492	$1,610	$1,899	$36,001		$1,686	$37,687
____________________________________________________________________________________________________
(a)General and administrative expenses for the nine months ended September 30, 2026 and 2025 included share-based compensation expense of $77.2 million ($75.4 million after tax, or $1.41 per diluted share) and $120.7 million ($119.8 million after tax, or $2.25 per diluted share), respectively.
(b)During the nine months ended September 30, 2026, the Company’s income (loss) from construction operations was impacted by an unfavorable adjustment in the first quarter of $16.4 million ($12.3 million attributable to the Company and $8.9 million after tax, or $0.17 per diluted share) on a Civil segment mass-transit project in California primarily due to changes in estimates resulting from ongoing negotiations of change orders with the owner (which have since been resolved) and with subcontractors, as well as other temporary impacts related to unapproved change orders.
(c)Depreciation and amortization is included in income (loss) from construction operations.
(d)During the nine months ended September 30, 2025, the Company’s income (loss) from construction operations was impacted by favorable adjustments in the second quarter totaling $28.0 million ($20.3 million after tax, or $0.38 per diluted share) due to the settlement of certain change orders, as well as changes in estimates due to improved performance on a Civil segment mass-transit project in the Midwest.

TUTOR PERINI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
UNAUDITED

Total assets by segment were as follows:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Civil	$4,940,688	$4,348,288
Building	1,503,337	1,354,282
Specialty Contractors	519,289	397,750
Corporate and other(a)	(1,223,645)	(939,898)
Total assets	$5,739,669	$5,160,422
____________________________________________________________________________________________________
(a)Consists principally of cash, equipment, tax-related assets and insurance-related assets, offset by the elimination of assets related to intersegment revenue.

Geographic Information
Information concerning principal geographic areas is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue:
United States	$1,563,643	$1,304,517	$4,317,106	$3,645,610
Foreign and U.S. territories	156,613	110,843	429,655	390,064
Total revenue	$1,720,256	$1,415,360	$4,746,761	$4,035,674

(in thousands)	As of September 30, 2026	As of December 31, 2025
Assets:
United States	$5,055,799	$4,604,866
Foreign and U.S. territories	683,870	555,556
Total assets	$5,739,669	$5,160,422

Major Customers
Revenue from a single customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 10.8% of the Company’s consolidated revenue for the nine months ended September 30, 2026, and 14.4% and 15.1% of the Company’s consolidated revenue for the three and nine months ended September 30, 2025, respectively. Revenue from an additional customer with multiple projects, impacting the Civil, Building and Specialty Contractors segments, represented 12.8% and 13.3% of the Company’s consolidated revenue for the three and nine months ended September 30, 2026, respectively, and 10.1% and 10.0% of the Company’s consolidated revenue for the three and nine months ended September 30, 2025, respectively.
Reconciliation of Segment Information to Consolidated Amounts
A reconciliation of segment results to the consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income from construction operations	$125,419	$40,094	$302,336	$181,849
Other income, net	16,016	7,457	37,575	18,349
Interest expense	(7,290)	(13,549)	(34,407)	(41,489)
Loss on extinguishment of debt	(51,386)	—	(51,386)	—
Pension settlement charge	(33,753)	—	(33,753)	—
Income before income taxes	$49,006	$34,002	$220,365	$158,709

TUTOR PERINI CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial position as of September 30, 2026 and the results of our operations for the three and nine months ended September 30, 2026 should be read in conjunction with other information, including the unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10‑Q, the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10‑K for the year ended December 31, 2025, and the information contained under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2025 and in Part II, Item 1A below.
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
•Physical and regulatory risks related to climate change;
•Impairment of goodwill or other indefinite-lived intangible assets; and
•Other factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10‑K and any subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (“SEC”).
Executive Overview
Operating Results
Consolidated revenue for the three and nine months ended September 30, 2026 was $1.7 billion and $4.7 billion, up 21.5% and 17.6%, respectively, compared to $1.4 billion and $4.0 billion for the same periods in 2025. The Company's revenue for the third quarter of 2026 was the highest of any quarter ever, and revenue for the first nine months of 2026 also set a new record for the first nine months of any year. The Civil segment's revenue also set records for these same periods. The Company experienced strong double-digit growth across all three segments in the third quarter and through the first nine months of 2026 compared to the same periods last year, primarily driven by increased project execution activities on certain newer, larger and higher-margin projects that have significant scope of work remaining.
Income from construction operations for the three and nine months ended September 30, 2026 was $125.4 million and $302.3 million, up 212.8% and 66.3%, respectively, compared to $40.1 million and $181.8 million for the same periods in 2025. Income from construction operations for the third quarter of 2026 was the highest result of any quarter in the Company’s history, and the result for the first nine months of 2026 also set a new record for the first nine months of any year. The Civil segment's income from construction operations also set records for these same periods. The substantial increase for both periods of 2026 was primarily driven by contributions associated with the increased project execution activities discussed above. Both periods of 2026 were also positively impacted by a significant decrease in share-based compensation expense of $39.5 million and $43.5 million, respectively, compared to the same periods in 2025. The decrease in share-based compensation expense for both periods of 2026 was primarily due to the absence of certain liability-classified awards that vested at the end of 2025.
Income tax expense was $11.1 million and $58.9 million for the three and nine months ended September 30, 2026, respectively, compared to $15.2 million and $50.0 million for the same periods in 2025. See Corporate, Tax and Other Matters below for a discussion of the change in the effective tax rate.
Diluted earnings per common share for the three and nine months ended September 30, 2026 was $0.39 and $2.09, respectively, compared to $0.07 and $0.97 for the same periods in 2025. Adjusted diluted earnings per common share, which is a non-GAAP financial measure and excludes share-based compensation expense, loss on extinguishment of debt and pension settlement charges (and the associated tax benefits of these adjustments), for the three and nine months ended September 30, 2026 was $1.83 and $4.59, respectively, compared to $1.15 and $3.22 for the same periods in 2025. The strong increase in diluted earnings per common share for both periods was primarily due to the factors discussed above that drove the record-setting income from construction operations in 2026. The strong increase in adjusted diluted earnings per common share reflects the same factors discussed above, excluding the impact of share-based compensation expense, loss on extinguishment of debt, and pension settlement charges. Refer to the Non-GAAP Financial Measures section below for further information and a reconciliation of the Company's financial results reported under generally accepted accounting principles in the United States (“GAAP”) to the reported adjusted results.

As discussed further in Liquidity and Capital Resources below, as of July 2, 2026, the Company completed the refinancing of its 2024 Senior Notes and entered into an amendment and restatement of its existing revolving credit facility, which, among other things, extended debt maturities, is expected to significantly reduce future interest expense, more than doubled the size of its available revolving credit facility and provided meaningfully improved terms. As a result of this transaction, the Company recognized a one-time loss on extinguishment of debt of $51.4 million ($0.70 per diluted share, after tax) for the three and nine months ended September 30, 2026, which consisted of a $35.6 million cash redemption premium and $15.8 million of non-cash expense related to the acceleration of previously unamortized discounts and deferred financing costs.
In the third quarter of 2026, the Company settled its obligations under its defined benefit pension plan to eliminate future cash contributions and associated ongoing administrative expenses. This resulted in a one-time non-cash charge of $33.8 million ($0.40 per diluted share, after tax) primarily related to the accelerated recognition of unamortized net actuarial losses, which would otherwise have been recognized in future periods.
Consolidated new awards for the three and nine months ended September 30, 2026 totaled $2.2 billion and $4.5 billion, respectively, compared to $2.0 billion and $7.0 billion for the same periods in 2025. The decrease for the nine-month period of 2026 primarily reflects an unusually strong period of major project lettings and successful awards in the comparable 2025 period, together with fewer significant opportunities reaching the award stage in 2026. Importantly, the Company's overall pipeline of prospective opportunities has continued to expand substantially. The Company expects a significant number of large opportunities to bid in 2027, all of which are well aligned with the Company's disciplined bidding strategy and preferred contractual and margin characteristics. All three segments were significant contributors to the new awards activity in the third quarter of 2026. The most significant new awards and contract adjustments in the third quarter of 2026 included $1.0 billion of additional work for a Civil segment project (which includes a substantial amount of electrical and mechanical scope of work that is expected to be performed by the Specialty Contractors segment); several Building segment federal government projects that totaled $577 million; $145 million of new awards and additional funding for various military facility projects in the Indo-Pacific region; various bridge projects in the Midwest that totaled $126 million; $108 million of additional funding for a hospitality and gaming project in Oklahoma; and $89 million of additional funding for several mass-transit projects in California. The Company has been successful in winning its share of major new project opportunities over the past several years due to a combination of its strategic bidding approach and favorable market dynamics, including limited competition in select markets for some of the larger projects. This environment, which is reflected by a bidding pipeline of more than $200 billion over the next several years and supported by strong public funding and demand, has allowed the Company to differentiate itself and deliver compelling proposals that align with the customer’s goals and expectations. The Company expects that this environment will continue for the foreseeable future.
Consolidated backlog as of September 30, 2026 was $20.4 billion, up compared to $19.9 billion at the end of the second quarter of 2026, and down 6% compared to $21.6 billion at the end of the third quarter of 2025. As of September 30, 2026, the mix of backlog by segment was approximately 49% for Civil, 35% for Building and 16% for Specialty Contractors. The quality of the Company’s backlog remains exceptional and includes several higher-margin, long-duration projects with favorable contractual terms and substantial scope of work remaining.
The following table presents the Company’s backlog by business segment, reflecting changes from December 31, 2025 to September 30, 2026:

(in millions)	Backlog at December 31, 2025	New Awards(a)	Revenue Recognized	Backlog at September 30, 2026(b)
Civil	$10,153.7	$2,260.6	$(2,407.4)	$10,006.9
Building	7,333.4	1,422.7	(1,573.1)	7,183.0
Specialty Contractors	3,072.7	857.0	(766.3)	3,163.4
Total	$20,559.8	$4,540.3	$(4,746.8)	$20,353.3
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

The Bipartisan Infrastructure Law was enacted into law in November 2021 and provided for $1.2 trillion of federal infrastructure funding, including $550 billion in new spending for improvements to the country’s surface-transportation network and enhancements to core infrastructure. The Bipartisan Infrastructure Law initiated the largest federal investment in public transit ever, the single largest dedicated bridge investment since the construction of the interstate highway system and the largest federal investment in passenger rail since the creation of Amtrak, all in addition to providing for regular annual spending for numerous infrastructure projects. This significant incremental funding is anticipated to be spent over the 10 years from its enactment through 2031, and much of it is allocated for investment in end markets that are directly aligned with our market focus. Accordingly, we believe that this significant funding has benefited, and will continue to favorably impact, our current work and prospective opportunities over the next several years. Although the funding window for the Bipartisan Infrastructure Law closed on September 30, 2026, Congress has temporarily extended surface transportation program authorizations under the Bipartisan Infrastructure Law through December 11, 2026, to provide additional time to negotiate full-year appropriations. We believe that Congress recognizes the long-term nature of infrastructure projects and is currently engaged in the legislative process to secure future funding through the BUILD America 250 Act (H.R. 8870), a major $580 billion bipartisan surface transportation reauthorization bill. The final amount and composition of future funding from this bill is yet to be determined. Overall, our major projects are less reliant on federal funding provided by the Bipartisan Infrastructure Law (and its successors) than on the more substantial state and local funding that has historically supported, and is expected to continue supporting, such projects. In addition, various existing projects and future project opportunities in Guam and the Indo-Pacific region are being funded by the U.S. government’s Pacific Deterrence Initiative, which provides substantial multi-year funding to support significant improvements that enhance the U.S. military’s infrastructure and readiness. Finally, there are various large infrastructure projects across the U.S. for which future funding may be provided, in part or entirely, through public-private partnership (P3) arrangements, which would include mostly private capital investments.
For a more detailed discussion of the operating performance of each business segment, corporate general and administrative expenses and other items, see Results of Segment Operations, Corporate, Tax and Other Matters and Liquidity and Capital Resources below.
Non-GAAP Financial Measures
To supplement our unaudited Condensed Consolidated Financial Statements presented under GAAP, we are presenting certain non-GAAP financial measures. These non-GAAP financial measures exclude items that are not reflective of ongoing business operations, including share-based compensation expense, loss on extinguishment of debt and pension settlement charges (as well as the associated tax benefits of these adjustments) for the three and nine months ended September 30, 2026 and 2025. These non-GAAP financial measures are intended to provide additional insights that facilitate the comparison of our past and present performance, and they are among the indicators management uses to assess the Company’s financial performance and to forecast future performance. By presenting these non-GAAP financial measures, we aim to provide investors and stakeholders with a clearer understanding of our operating results and enhance transparency with respect to the key financial metrics used by our management in its financial and operational decision-making.
These non-GAAP financial measures consist of adjusted net income attributable to the Company and adjusted diluted earnings per share. We exclude share-based compensation expense because this expense could result in significant volatility in our reported earnings, driven primarily by fluctuations in the expense recognized for certain long-term incentive compensation awards with payouts that are indexed to the Company’s common stock. This approach allows stakeholders to focus on our core operational efficiency and profitability without the variable impact to earnings caused by significant changes in our stock price. We also exclude the loss on extinguishment of debt and the pension settlement charge, as these represent one-time charges that are not reflective of the Company’s operational performance. By adjusting for these expenses, our non-GAAP measures present a supplemental depiction of our operational performance and financial health. Our non-GAAP measures are intended to offer a consistent basis for evaluating the Company’s performance, which management believes is meaningful to stakeholders.
The non-GAAP financial measures included in this Quarterly Report on Form 10-Q as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. Additionally, these non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable measures prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis.

Reconciliations of these non-GAAP financial measures are found in the table below:

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share amounts)	2026	2025	2026	2025
Net income attributable to Tutor Perini Corporation, as reported	$20.7	$3.6	$112.1	$51.6
Plus: Share-based compensation expense(a)	19.3	58.7	77.2	120.7
Plus: Loss on extinguishment of debt(b)	51.4	—	51.4	—
Plus: Pension settlement charge(c)	33.8	—	33.8	—
Less: Tax benefit of adjustments	(27.6)	(0.4)	(28.6)	(0.9)
Adjusted net income attributable to Tutor Perini Corporation	$97.6	$61.9	$245.9	$171.4

Diluted earnings per common share, as reported	$0.39	$0.07	$2.09	$0.97
Plus: Share-based compensation expense impact per diluted share	0.36	1.09	1.44	2.26
Plus: Loss on extinguishment of debt impact per diluted share	0.96	—	0.96	—
Plus: Pension settlement charge impact per diluted share	0.63	—	0.63	—
Less: Tax benefit of adjustments per diluted share	(0.51)	(0.01)	(0.53)	(0.01)
Adjusted diluted earnings per common share	$1.83	$1.15	$4.59	$3.22
___________________________________________________________________________________________________
(a)The amount represents share-based compensation expense recorded during the three and nine months ended September 30, 2026 and 2025. This includes expense associated with certain long-term incentive compensation awards that have payouts indexed to the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period have caused and could continue to cause significant fluctuations in the reported expense.
(b)The amount represents a $35.6 million cash redemption premium and $15.8 million of non-cash expense related to the acceleration of previously unamortized discounts and deferred financing costs as a result of the redemption of the Company’s 2024 Senior Notes in the third quarter of 2026. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Company’s debt.
(c)The amount represents a non-cash charge incurred resulting from the settlement of obligations under the Company’s pension plan during the third quarter of 2026. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion on the Company’s pension plan.
Results of Segment Operations
The results of our Civil, Building and Specialty Contractors segments are discussed below.
Civil Segment
Revenue and income from construction operations for the Civil segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$893.5	$770.2	$2,407.4	$2,114.5
Income from construction operations	125.2	99.2	337.5	318.9
Revenue for the three and nine months ended September 30, 2026 increased 16.0% and 13.9%, respectively, compared to the same periods in 2025. Revenue for the third quarter of 2026 set a record as the highest result of any quarter ever, and revenue for the first nine months of 2026 also set a record as the highest result of any comparable period. For both periods of 2026, the growth was primarily due to increased project execution activities on several large projects in the Northeast and the Indo-Pacific region, all of which have substantial scope of work remaining.

Income from construction operations for the three months ended September 30, 2026 was $125.2 million, the highest result of any third quarter ever, compared to $99.2 million for the same period in 2025. The increase for the third quarter of 2026 was primarily due to contributions associated with the increased current-year project execution activities discussed above.
Income from construction operations for the nine months ended September 30, 2026 was $337.5 million, the highest result of the first nine-month period of any year, compared to $318.9 million for the same period in 2025. The increase for the nine-month period of 2026 was primarily due to strong contributions associated with the aforementioned increased project execution activities. The improvement for the first nine months of 2026 was partially offset by an unfavorable adjustment of $16.4 million in the first quarter of 2026 on a mass-transit project in California, primarily due to changes in estimates resulting from ongoing negotiations of change orders with the owner and subcontractors, as well as other temporary impacts related to unapproved change orders. Subsequently, the change orders with the owner were successfully negotiated and are expected to result in significant future cash collections in the near term. The increase was also partially offset by the absence of a prior-year favorable adjustment of $28.0 million related to the settlement of certain change orders, as well as changes in estimates due to improved performance on a mass-transit project in the Midwest.
Operating margin was 14.0% and 14.0%, respectively, for the three and nine months ended September 30, 2026 compared to 12.9% and 15.1% for the same periods in 2025. The modest change in operating margins was principally due to the above-mentioned factors that drove the changes in revenue and income from construction operations.
New awards and contract adjustments in the Civil segment totaled $1.1 billion and $2.3 billion for the three and nine months ended September 30, 2026, respectively, compared to $112.0 million and $3.8 billion for the same periods in 2025. The most significant new awards and contract adjustments in the third quarter of 2026 included the Civil segment’s portion of the $1.0 billion of additional work for an existing project (which includes a substantial amount of electrical and mechanical scope of work that is expected to be performed by the Specialty Contractors segment); $145 million of new awards and additional funding for various military facility projects in the Indo-Pacific region; various bridge projects in the Midwest that totaled $126 million; and $89 million of additional funding for several mass-transit projects in California. Notably, the nine-month period of 2025 included two major new awards, both in New York: the $1.87 billion Midtown Bus Terminal Replacement - Phase 1 project and the $1.18 billion Manhattan Tunnel project.
Backlog for the Civil segment was $10.0 billion as of September 30, 2026 compared to $10.5 billion as of September 30, 2025. The segment continues to experience strong demand reflected in a large, multi-year pipeline of prospective projects, and supported by substantial anticipated funding from various voter-approved state and local transportation measures, the Bipartisan Infrastructure Law, and by public agencies’ long-term capital spending plans. We believe that the Civil segment is well-positioned to continue capturing its share of these prospective projects over the next several years, with the majority of near-term opportunities in the Indo-Pacific region, as well as in California, the Midwest, and the Northeast.
Building Segment
Revenue and income from construction operations for the Building segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$540.5	$418.7	$1,573.1	$1,340.5
Income from construction operations	27.2	14.4	74.8	47.4
Revenue for the three and nine months ended September 30, 2026 increased 29.1% and 17.3%, respectively, compared to the same periods in 2025. For both periods of 2026, the growth was primarily due to increased project execution activities on two large detention facility projects in New York and various healthcare facility and hospitality and gaming projects in California, all of which have significant scope of work remaining.
Income from construction operations for the three and nine months ended September 30, 2026 was $27.2 million and $74.8 million, up 88.0% and 57.9% respectively, compared to $14.4 million and $47.4 million for the same periods in 2025. The strong increase for both periods of 2026 was primarily due to higher-margin contributions related to the increased project execution activities discussed above.
Operating margin was 5.0% and 4.8% for the three and nine months ended September 30, 2026, respectively, compared to 3.4% and 3.5% for the same periods in 2025. The increased operating margins were principally due to the above-mentioned factors that drove the increase in income from construction operations.

New awards and contract adjustments in the Building segment totaled $720.2 million and $1.4 billion for the three and nine months ended September 30, 2026, respectively, compared to $1.4 billion and $2.2 billion for the same periods in 2025. The most significant new awards and contract adjustments in the third quarter of 2026 included several federal government projects that totaled $577 million and $108 million of additional funding for a hospitality and gaming project in Oklahoma. Notably, the third-quarter and nine-month periods of 2025 included the award of the $960 million UCSF Benioff Children’s Hospital project in California.
Backlog for the Building segment was $7.2 billion as of September 30, 2026 compared to $7.9 billion as of September 30, 2025. The Building segment continues to experience strong customer demand as reflected by a large volume of prospective projects across various end markets, including healthcare, education, transportation, industrial/manufacturing, and hospitality and gaming. In addition, there are certain healthcare, education, and hospitality and gaming projects underway that are in the preconstruction phase, with only a small portion of their full anticipated value included in our reported backlog. These projects are expected to transition from preconstruction to construction over the next few years, and they include a large, multi-billion-dollar healthcare project in California that is anticipated to be incrementally added to backlog over the next two years.
Specialty Contractors Segment
Revenue and income (loss) from construction operations for the Specialty Contractors segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$286.2	$226.5	$766.3	$580.7
Income (loss) from construction operations	10.1	6.2	16.4	(19.0)
Revenue for the three and nine months ended September 30, 2026 increased 26.4% and 32.0%, respectively, compared to the same periods in 2025. The strong double-digit growth for both periods of 2026 was primarily due to increased project execution activities on various newer projects across diverse end markets, including the segment’s role in supporting the electrical and mechanical components of certain of the Company's newer megaprojects in New York, as well as healthcare facility and data center infrastructure projects in Texas.
Income from construction operations for the three and nine months ended September 30, 2026 was $10.1 million and $16.4 million, respectively, compared to income from construction operations of $6.2 million and loss from construction operations of $19.0 million for the same periods of 2025. The significant improvement for both periods of 2026 was primarily due to contributions related to the increased project execution activities discussed above.
Operating margin was 3.5% and 2.1% for the three and nine months ended September 30, 2026, respectively, compared to 2.7% and (3.3)% for the same periods in 2025. The operating margin improvements were principally due to the aforementioned factors that drove the increases in revenue and income (loss) from construction operations.
New awards and contract adjustments in the Specialty Contractors segment totaled $426.0 million and $857.0 million for the three and nine months ended September 30, 2026, respectively, compared to $464.7 million and $1.0 billion for the same periods in 2025. New awards and contract adjustments for the third quarter of 2026 include the Specialty Contractors segment’s electrical and mechanical scope of work booked as part of the additional work for the Civil segment project discussed above.
Backlog for the Specialty Contractors segment was $3.2 billion as of September 30, 2026, consistent with the level as of September 30, 2025. The Specialty Contractors segment continues to be primarily focused on servicing the Company’s current and prospective large Civil and Building segment projects, particularly in the Northeast and California. Approximately two-thirds of the segment’s backlog represents electrical and mechanical projects that are being performed for the Civil and Building segments. We believe that the segment remains well-positioned to continue capturing its share of other new projects.
Corporate, Tax and Other Matters
Corporate General and Administrative Expenses
Corporate general and administrative expenses were $37.1 million and $124.3 million during the three and nine months ended September 30, 2026, respectively, compared to $79.7 million and $165.4 million for the same periods in 2025. The decrease in corporate general and administrative expenses in both periods of 2026 compared to 2025 was primarily due to lower share-based compensation expense. The decrease in share-based compensation expense was primarily driven by the absence of certain liability-classified awards that vested at the end of 2025. Liability-classified awards are remeasured at fair value at the end of each reporting period with the change in fair value recognized in earnings. The Company currently projects a decrease in share-

based compensation expense over the remainder of 2026 as compared to 2025, and a much more significant decrease in 2027 as certain such awards have vested and most of the remaining liability-classified awards will vest by the end of 2026. After the Company’s shareholders approved additional shares under the Plan in May 2025, the Company stopped awarding liability-classified, long-term incentive compensation awards, which will help to reduce future earnings volatility.
Other Income, Net, Interest Expense, Loss on Extinguishment of Debt, Pension Settlement Charge and Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Other income, net	$16.0	$7.5	$37.6	$18.3
Interest expense	(7.3)	(13.5)	(34.4)	(41.5)
Loss on extinguishment of debt	(51.4)	—	(51.4)	—
Pension settlement charge	(33.8)	—	(33.8)	—
Income tax expense	(11.1)	(15.2)	(58.9)	(50.0)
Other income, net, for the three and nine months ended September 30, 2026 increased $8.5 million and $19.3 million, respectively, compared to the same periods in 2025 primarily due to higher interest income earned on greater average cash and cash equivalent balances during 2026.
Interest expense for the three and nine months ended September 30, 2026 decreased $6.2 million and $7.1 million, respectively, compared to the same periods in 2025, primarily due to the Company’s successful refinancing of its senior notes on July 2, 2026. As a result of the refinancing, discussed further in Liquidity and Capital Resources below, the interest rate on the Company’s senior note borrowings was reduced from 11.875% to 6.625%, and the Company expects annualized cash interest expense savings of $21.0 million.
As a result of the Company’s increasing net cash position, restricted investments, and successful debt refinancing, beginning in the third quarter of 2026, the Company’s interest income exceeded its interest expense. The Company anticipates this trend will continue.
Loss on extinguishment of debt of $51.4 million for the three and nine months ended September 30, 2026 was the result of the redemption of the 2024 Senior Notes on July 2, 2026, as discussed further in Liquidity and Capital Resources below.
The pension settlement charge of $33.8 million for the three and nine months ended September 30, 2026 was the result of a one-time non-cash expense primarily related to the accelerated recognition of unamortized net actuarial losses associated with the settlement of the Company’s defined benefit pension plan obligations in the third quarter of 2026, which would otherwise have been recognized in future periods. The settlement also eliminated future cash contributions and associated ongoing administrative expenses.
The Company recognized income tax expense of $11.1 million and $58.9 million for the three and nine months ended September 30, 2026 resulting in an effective income tax rate of 22.7% and 26.7%, respectively. The Company recognized income tax expense of $15.2 million and $50.0 million for the three and nine months ended September 30, 2025 resulting in an effective income tax rate of 44.6% and 31.5%, respectively. The effective income tax rates for each of these periods were higher than the 21.0% federal statutory income tax rate primarily due to non-deductible expenses and state income taxes (net of federal tax benefit), partially offset by earnings attributable to noncontrolling interests (for which income taxes are not the responsibility of the Company) and federal income tax credits. The decrease in the effective tax rates for the 2026 periods compared to the same periods in 2025 was primarily due to the lower non-deductible share-based compensation expenses in 2026.

Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents, cash generated from operations, credit facilities and access to capital markets. We had a committed and unused line of credit totaling $350.0 million as of September 30, 2026, which may be used for revolving loans, letters of credit and/or general purposes. We believe that cash generated from operations, along with our unused credit capacity and available cash balances as of September 30, 2026, will be sufficient to fund working capital needs, dividends, share repurchases, and debt maturities for the next 12 months and beyond. We generated a record amount of operating cash in the first nine months of 2026, as discussed below in Cash and Working Capital. We expect strong operating cash flow to continue in the fourth quarter of 2026 and beyond, both from project execution activities and the resolution of outstanding claims and change orders. In addition, we expect to continue to benefit from the utilization of available net operating loss carryforwards to reduce our cash outflows for income taxes through the end of 2027. We also explore repayments or refinancings of our outstanding indebtedness and share repurchases from time to time based on our cash needs, credit strength and market conditions.
As discussed further in Debt below, as of July 2, 2026, we completed the refinancing of our senior notes and entered into an amendment and restatement of our existing revolving credit facility, which, among other things, extended debt maturities, is expected to significantly reduce future interest expense, more than doubled the size of our available revolving credit facility and provided meaningfully improved terms.
Cash and Working Capital
Cash and cash equivalents were $1.1 billion as of September 30, 2026 compared to $734.6 million as of December 31, 2025. Cash immediately available for general corporate purposes was $504.2 million and $270.7 million as of September 30, 2026 and December 31, 2025, respectively, with the remainder being amounts held by our consolidated joint ventures and also our proportionate share of cash held by our unconsolidated joint ventures. Cash held by our joint ventures is available only for joint venture-related uses, including distributions to joint venture partners. In addition, our restricted cash and restricted investments totaled $327.8 million as of September 30, 2026 compared to $264.6 million as of December 31, 2025. Restricted cash and restricted investments at September 30, 2026 were primarily held to secure insurance-related contingent obligations and deposits.
During the nine months ended September 30, 2026, net cash provided by operating activities was $665.1 million, the largest result for the first nine months of any year, breaking the previous record set in the 2025 period of $574.4 million. The operating cash flow for the first nine months of both 2026 and 2025 was driven by higher volume and strong execution and collections on profitable projects, and to a lesser extent, from collections related to dispute resolutions.
Cash flow from operating activities for the first nine months of 2026 increased $90.7 million compared to the same period in 2025. The increase in cash flow from operating activities for the first nine months of 2026 compared to 2025 was primarily due to the record earnings in 2026. The record cash flow and strong earnings growth in 2026 demonstrate the robust cash generation and earnings potential embedded in the Company’s high-quality backlog. The Company anticipates continued strong cash generation as current projects progress and new projects are awarded.
Net cash used in investing activities during the first nine months of 2026 was $157.3 million primarily due to the acquisition of property and equipment for projects (i.e., capital expenditures) totaling $91.3 million and net cash used in investment transactions of $71.1 million. Net cash used in investing activities during the first nine months of 2025 was $130.9 million primarily due to the acquisition of property and equipment for projects totaling $105.9 million and net cash used in investment transactions of $30.2 million.
Net cash used in financing activities was $131.4 million for the first nine months of 2026, which was primarily driven by $45.9 million of payments for debt issuance and extinguishment costs related to debt transactions during the period, payments of $30.0 million for the repurchase of common stock, a $14.3 million net repayment of debt (including the 2026 Senior Notes issuance of $400.0 million and the 2024 Senior Notes redemption of $400.0 million, both of which are discussed below in Debt), and $11.2 million of dividends paid. Net cash used in financing activities was $149.6 million for the first nine months of 2025, which was primarily driven by a $124.0 million net repayment of debt.
At September 30, 2026, we had working capital of $1.0 billion, a ratio of current assets to current liabilities of 1.27 and a ratio of debt to equity of 0.29, compared to working capital of $0.9 billion, a ratio of current assets to current liabilities of 1.27 and a ratio of debt to equity of 0.32 at December 31, 2025.

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
On July 2, 2026, the proceeds of the 2026 Senior Notes, together with cash on hand, were used to redeem in full the $400.0 million 2024 Senior Notes (the “2024 Senior Notes”) at a redemption price of 108.906% of the principal amount. As a result, the Company recognized debt extinguishment costs of $51.4 million in the three and nine months ended September 30, 2026, consisting of $35.6 million for the redemption premium and $15.8 million of non-cash expense for unamortized discounts and issuance costs as of the extinguishment date. These debt extinguishment costs were excluded from the Company’s adjusted diluted earnings per share, as discussed above in Non-GAAP Financial Measures.
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
On July 2, 2026, the Company entered into an amendment and restatement of the 2020 Credit Agreement (the “2026 Credit Agreement”) to, among other things, extend the maturity of the Revolver to July 2, 2031, increase the commitments under the Revolver from $170.0 million to $350.0 million, reduce the Adjusted Term Secured Overnight Financing Rate (“SOFR”) margin to a range between 1.75% and 2.50% based on a Total Net Leverage Ratio (compared to the previous range between 4.25% and 4.75% based on a First Lien Net Leverage Ratio) and eliminate the credit spread adjustment (10 basis points), reduce the base rate margin to a range between 0.75% and 1.50% based on a Total Net Leverage Ratio (compared to the previous range between 3.25% to 3.75% based on a First Lien Net Leverage Ratio), and replace the maximum First Lien Net Leverage Ratio financial maintenance covenant (of 2.25 to 1.00) with the following two new financial maintenance covenants: 1) a maximum Total Net Leverage Ratio of 3.50 to 1.00 and 2) a minimum cash Interest Coverage Ratio of 3.00 to 1.00. The new financial maintenance covenants apply solely with respect to the Revolver and are tested as of the last day of each fiscal quarter, beginning with the fiscal quarter ended June 30, 2026.

The 2026 Credit Agreement gives the Company the right to increase the commitments under the Revolver and/or to establish one or more term loan facilities in an aggregate amount up to (i) the greater of $400 million and 100% LTM EBITDA (as defined in the 2026 Credit Agreement) (compared to the previous test of $173.5 million and 50% LTM EBITDA) plus (ii) additional amounts if (A) in the case of pari passu first lien secured indebtedness, the First Lien Net Leverage Ratio (as defined in the 2026 Credit Agreement) does not exceed 1.50 to 1.00 (compared to the previous 1.35 to 1.00), (B) in the case of junior lien secured indebtedness, the Secured Net Leverage Ratio (as defined in the 2026 Credit Agreement) does not exceed 2.00 to 1.00 (compared to the previous 3.50 to 1.00 based on Total Net Leverage Ratio) and (C) in the case of unsecured indebtedness, (x) the Total Net Leverage Ratio does not exceed 3.50 to 1.00 and (y) the Interest Coverage Ratio is a minimum of 3.00 to 1.00 (previously based on Total Net Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the 2020 Credit Agreement)).
For more information regarding the terms of our 2020 Credit Agreement and our 2026 Credit Agreement, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.
The Company had no borrowings under the Revolver during the nine months ended September 30, 2026. At September 30, 2026, the borrowing rate on the Revolver was 7.75%. As of September 30, 2026, the Revolver had unused available borrowing capacity of $350.0 million, and the outstanding balance of the 2026 Senior Notes was $400.0 million.
The table below presents our actual and required financial maintenance covenants as of September 30, 2026 under the 2026 Credit Agreement, which are calculated on a rolling four-quarter basis:

Trailing Four Fiscal Quarters Ended
September 30, 2026
	Actual	Required
Total net leverage ratio	(0.22) to 1.00(a)	≤ 3.50 to 1.00
Interest coverage ratio	17.14 to 1.00	≥ 3.00 to 1.00
____________________________________________________________________________________________________
(a) The ratio was negative because the Company’s cash and cash equivalents available for general corporate purposes exceeded Indebtedness, resulting in negative Total Net Indebtedness, both as defined in the 2026 Credit Agreement.
As of September 30, 2026, we were in compliance and expect to continue to be in compliance with the covenants under the 2026 Credit Agreement.
Dividends
Total dividends declared in the three and nine months ended September 30, 2026 amounted to $5.0 million ($0.09 per share) and $11.6 million ($0.21 per share), respectively, including $0.2 million and $0.6 million, respectively, of accrued dividend equivalent rights relating to unvested share-based awards that are payable when the awards vest.
Share Repurchase Program
In November 2025, the Company’s Board of Directors authorized a $200 million share repurchase program. Under this program, the Company plans to purchase outstanding common shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors and at such times and in amounts that the Company deems appropriate. During the nine months ended September 30, 2026, the Company repurchased 414,952 shares of its common stock on the open market for $30 million at an average price of $72.28 per share under the repurchase program. There were no share repurchases during the three months ended September 30, 2026. As of September 30, 2026, $170 million of the authorization was available for repurchases.
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
During the three months ended September 30, 2026, the Company did not repurchase any shares of our common stock. From the inception of the share repurchase program through September 30, 2026, the Company repurchased a total of 414,952 shares of common stock at an aggregate cost of approximately $30 million. As of September 30, 2026, $170 million remained available for repurchase under this program.
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
Item 4. Mine Safety Disclosures
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration. We do not own or operate any mines; however, we may be considered a mine operator as defined under the Mine Act because we provide construction services to customers in the mining industry. For the quarter ended September 30, 2026, we do not have any mine safety violations or other regulatory matters to disclose pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.
Item 5. Other Information
(c) Trading Plans
During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

10.2*	Amendment to Amended and Restated Employment Agreement, dated as of July 22, 2026, by and between Tutor Perini Corporation and Gary G. Smalley.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).
_________________________________________________________________________________________________________
*    Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tutor Perini Corporation

Dated: November 4, 2026	By:	/s/ Ryan J. Soroka
Ryan J. Soroka
Executive Vice President and Chief Financial Officer